Form 10-Q
period 1995-03-31
NOVELLUS SYSTEMS INC
filed 1995-05-15
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                    FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 1995

                                       OR
( )    TRANSITION REPORT PURSUANT TO 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       for the transition period from         to
                                      -------

                             Commission File Number
                                     0-17157

                             NOVELLUS SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

CALIFORNIA                                             77-0024666
(State or other jurisdiction                           (I.R.S. Employer
    of incorporation of                                 Identification
       organization)                                        Number)

81 VISTA MONTANA
SAN JOSE, CALIFORNIA
(Address of principal                                  95134
executive offices)                                    (Zip Code)

Registrant's telephone number, including area code:
(408) 943-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


       YES    X     NO
          ---------    ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 1995.

       CLASS                            OUTSTANDING AT APRIL 26, 1995
Common Stock, no par value                        16,264,850

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995



                                      INDEX

Part I:    Financial Information

           Item 1:   Financial Statements                                   Page


                     Consolidated Balance Sheets at
                     March 31, 1995 and December 31, 1994.                    3



                     Consolidated Statements of Income
                     for the three months ended
                     March 31, 1995 and March 31, 1994.                       4



                     Consolidated Statements of Cash Flows for
                     the three months ended March 31, 1995
                     and March 31, 1994.                                       5



                     Notes to consolidated financial
                     statements.                                              6


           Item 2:   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                               8

Part II:   Other Information

           Item 1:   Legal Proceedings                                       10

           Item 6:   Exhibits and Reports on Form 8-K                        10

           Signatures                                                        11

NOVELLUS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS


(in thousands)
- ------------------------------------------------------------------------------
Assets                                                   March 31  December 31,
                                                           1995       1994
                                                        (unaudited)
- ------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                               $54,644     $45,987
  Short-term investments                                   91,695      90,552
  Accounts receivable, net                                 66,572      60,590
  Inventories                                              32,170      27,279
  Prepaid taxes and other current assets                   11,597       9,959
                                                        ----------------------
       Total current assets                               256,678     234,367

Property and equipment:
  Machinery and equipment                                  34,605      31,261
  Furniture and fixtures                                    1,816       1,801
  Leasehold improvements                                   13,829      11,875
                                                        ----------------------
                                                           50,250      44,937

  Less accumulated depreciation and amortization           18,763      15,528
                                                        ----------------------
                                                           31,487      29,409
Other assets                                                1,480       1,224
                                                        ----------------------
                                                         $289,645    $265,000
                                                        ----------------------
                                                        ----------------------
Liabilities and Shareholders' Equity
- ------------------------------------------------------------------------------
Current liabilities:
  Current obligations under lines of credit                $4,448      $4,518
  Accounts payable                                         15,518      14,845
  Accrued payroll and related expenses                      7,125      10,119
  Accrued warranty                                          9,998       8,260
  Other accrued liabilities                                 8,002       6,979
  Income taxes payable                                     10,865       6,065
                                                        ----------------------
       Total current liabilities                           55,956      50,786

Commitments and contingencies
Shareholders' equity:
   Common stock                                           115,227     112,532
   Cumulative translation adjustment                        2,270           -
   Retained earnings                                      116,192     101,682
                                                        ----------------------
       Total shareholders' equity                         233,689     214,214
                                                        ----------------------
                                                         $289,645    $265,000
                                                        ----------------------
                                                        ----------------------

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

- ------------------------------------------------------------------
(in thousands, except per share data)              Three Months
(unaudited)                                       Ended March 31,
                                                  1995      1994
- ------------------------------------------------------------------
Net sales                                      $76,130    $42,437
Cost of sales                                   32,584     18,197
                                              --------------------
      Gross profit                              43,546     24,240
Operating expenses
    Research and development                     8,286      5,586
    Selling, general and administrative         12,241      8,155
                                              --------------------
      Total operating expenses                  20,527     13,741
                                              --------------------

Operating income                                23,019     10,499
Interest income, net                             2,145        472
                                              --------------------
Income before provision for income taxes        25,164     10,971

Provision for income taxes                       8,556      3,730
                                              --------------------
Net income                                     $16,608     $7,241
                                              --------------------
                                              --------------------

Net income per share                             $0.98      $0.47
                                              --------------------
                                              --------------------

Shares used in per share calculations           17,015     15,280
                                              --------------------
                                              --------------------

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

- -------------------------------------------------------------------------------------
(in thousands)                                                        Three Months
                                                                     Ended March 31,
                                                                     1995        1994
- -------------------------------------------------------------------------------------
Cash flows provided by operating activities:
   Net income                                                     $16,608      $7,241
   Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                  1,717         706
 Changes in operating assets and liabilities
    Accounts receivable                                            (5,524)     (3,834)
    Inventories                                                    (4,959)     (4,436)
    Prepaid taxes and other current assets                         (1,638)       (236)
    Accounts payable                                                  673        (513)
    Accrued payroll and related expenses                           (2,994)       (552)
    Accrued warranty                                                1,738         601
    Other accrued liabilities                                       1,023        (261)
    Income taxes payable                                            5,508       2,132
                                                                ----------------------
         Total adjustments                                         (4,456)     (6,393)
                                                                ----------------------
         Net cash provided by operating activities                 12,152         848
                                                                ----------------------

Cash flows from investing activities:
    Maturities (purchases) of Held-to-Maturity-Debt Securities     (1,143)    (10,025)
    Capital expenditures                                           (1,915)        (60)
    (Increase) decrease in other assets                              (256)         57
                                                                ----------------------
         Net cash used for investing activities                    (3,314)    (10,028)
                                                                ----------------------
Cash flows from financing activities:
     Proceeds(payments) from lines of credit                          (70)        572
     Repurchase of common stock                                    (2,453)          -
     Common stock issued                                            2,342      55,500
                                                                ----------------------
         Net cash provided by (used in) financing activities         (181)     56,072
                                                                ----------------------
Net increase in cash and cash equivalents                           8,657      46,892
Cash and cash equivalents at the beginning of the period           45,987      24,058
                                                                ----------------------
Cash and cash equivalents at the end of the period                $54,644     $70,950
                                                                ----------------------
                                                                ----------------------
Supplemental Disclosures
Cash paid during the period for:
   Interest                                                           $64         $45
   Income taxes                                                    $3,947        $958
Other noncash charges:
   Income tax benefits from employee stock plans                     $708        $502
   Systems transferred from property and equipment to inventory       $83        $894
   Systems transferred from inventory to property and equipment      $151          $-


See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended December 31, 1994 included in the Annual Report on Form 10-K. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the three month period ended March 31, 1995 are not necessarily indicative of results expected for the full year.

2. INVENTORIES
Inventories are stated at the lower of cost (first-in, first out) or market. Inventories consisted of the following (in thousands):

- ----------------------------------------------------------------
                                 March 31, 1995    Dec. 31, 1994
- ----------------------------------------------------------------
Purchased parts                         $15,571          $14,238
Work-in-process                          15,230           10,971
Finished goods                            1,369            2,070
                                      ---------      -----------
                                        $32,170          $27,279
                                      ---------      -----------
                                      ---------      -----------

3. LINES OF CREDIT
The Company has lines of credit with three banks under which the Company can borrow up to $7,000,000 at the banks' prime rate which expire at various dates through August, 1995. A portion of this facility ($5,000,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At March 31, 1995, there were no borrowings by the parent company, and $4,448,000 by the subsidiary.

4. NET INCOME PER SHARE
Net income per share is based on weighted average common and dilutive common equivalent shares outstanding during the period. Stock options are considered common stock equivalents and are included in the weighted average computation using the treasury stock method.

5. FOREIGN CURRENCY ACCOUNTING
To reflect the changing nature of the Company's Japanese subsidiary, the Company changed the functional currency of the subsidiary from the U.S. Dollar to the Japanese Yen effective January 1, 1995. The U.S. Dollar remains the functional currency for all other foreign operations. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included in net earnings for those operations whose functional currency is the U.S. dollar and as a separate component of shareholders' equity for those operations whose functional currency is local currency.

6. COMMON STOCK REPURCHASE PROGRAM
In October 1992, the Company announced a systematic program to repurchase up to 700,000 shares of its Common Stock for issuance in future employee benefit and compensation plans. At March 31, 1995, the Company had repurchased 51,000 shares in the current quarter and 105,000 shares under the program to date.

7.  FOREIGN EXCHANGE CONTRACTS
The Company enters into forward foreign exchange contracts to hedge against the short-term impact of foreign currency orders denominated in yen, as well as to hedge the Company's foreign net monetary asset position. The gains and losses on these contracts are included in income in the year in which the related transaction takes place. At March 31, 1995, the notional amount of foreign exchange contracts used by the Company as hedging protection against foreign currency exposure was approximately $23,923,000. These contracts expire on various dates through January 1996.

8.  DEBT  SECURITIES
At March 31, 1995, all of the Company's debt securities were classified as held-to-maturity and stated at amortized cost. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold securities to maturity. The following is a summary of cash and held-to-maturity debt securities:

Cash and money market funds                                 $15,278
U.S. Treasury securities and obligations
  of U.S. Government Agencies                                22,362
Other U.S. securities                                        68,535
Foreign securities                                           40,164
                                                          ---------
Total cash, cash equivalents and short-term investments    $146,339
                                                          ---------
Cash and cash equivalents                                   $54,644
Short-term investments                                       91,695
                                                          ---------
Total cash, cash equivalents and short-term investments    $146,339
                                                          ---------

9. LITIGATION
On January 30, 1995, Applied Materials, Inc. (Applied) filed an intellectual property suit against the Company, alleging that the Company's TEOS products infringe on one of Applied's patents that was issued in November 1994. Based on the Company's preliminary analysis, the Company believes that the ultimate resolution of the matter will not have a material adverse effect on the Company's financial position or results of operations. (See further comments in Part II, Item 1 of this document.)

ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the first quarter of 1995 were $76.1 million, an increase of 79.4% from the $42.4 million reported for the same period of 1994. The increase is primarily due to higher unit shipments across all product lines (including the Company's 150 mm and 200 mm Concept One dielectric systems, and the Company's
Concept Two Altus tungsten systems).   In addition, there were substantial sales
of the Concept Two Sequel dielectric systems that were first shipped in the fourth quarter of 1994.

Gross profit increased to $43.5 million for the first quarter of 1995 from $24.2 million for the first quarter of 1994. The increase is primarily a result of the increase in net sales. Gross profit as a percentage of net sales increased slightly to 57.2% in the first quarter of 1995 from 57.1% in the first quarter of 1994. The improvement over the prior period is primarily due to manufacturing efficiencies and lower fixed costs per system resulting from the higher volume of systems manufactured and shipped.

Research and development expenses for the first quarter of 1995 increased 48.3% to $8.3 million from $5.6 million for the same period of 1994. Research and development expenses decreased as a percentage of net sales from 13.2% in the first quarter of 1994 to 10.9% in the first quarter of 1995. The Company anticipates that research and development expenses will continue to increase in absolute dollars to support new product development programs.

Selling, general, and administrative expenses for the first quarter of 1995 increased to $12.2 million from $8.2 million the same period of 1994. The increase of 50.1% was due to higher levels of overhead and sales commissions to support the higher revenues and the Company's increasing worldwide presence, particularly in setting up and staffing a new sales and service office in Taiwan. Selling, general, and administrative expenses decreased as a percentage of net sales from 19.2% in the first quarter of 1994 to 16.1% in the first quarter of 1995.

Net interest income increased to $2.1 million for the first quarter of 1995 from $0.5 million for the first period of 1994. The increase was due to higher cash balances resulting primarily from the 1.5 million share common stock offering in the first quarter of 1994 (netting approximately $53.9 million), cash flows from operations, proceeds from the exercise of stock options, and higher interest rates.

The Company's effective tax rate was 34.0% for the first quarters of 1995 and 1994.

Net income for the first quarter of 1995 increased 129.4% to $16.6 million ($0.98 per share) from $7.2 million ($0.47 per share) for the first quarter of 1994. The increase was primarily due to the higher revenues and corresponding increases in gross profit, and greater interest income.

Shares used in per share calculations increased 11.3% to 17.0 million in the first quarter of 1995 from 15.3 million in the first quarter of 1994. The increases from first quarter 1994 were primarily as a result of the common stock offering of 1.5 million shares completed in March, 1994.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and capital resources through cash flow from operations, sales of equity securities, and borrowings. The Company's primary sources of funds at March 31, 1995 consisted of $146.3 million of cash, cash equivalents, and short term investments. In addition at March 31, 1995, there was $7.0 million available under bank lines of credit that expire at various dates through August 1, 1995. At March 31, 1995 approximately $4.4 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates.

During the quarter ended March 31, 1995, the Company's cash and cash equivalents increased $8.6 million to $54.6 million from $46.0 million at December 31, 1994. Net cash provided by operating activities increased $12.2 million due primarily to net income of $16.6 million, and increases in income taxes payable of $5.5 million, partially offset by increases in accounts receivable of $5.5 million and increases in inventories of $5.0 million. The increase in accounts receivable was primarily due to the increased sales. The increase in inventories resulted from higher manufacturing inventories to support increased production schedules and higher service inventories to minimize response time to our installed system base. Cash flows from investing activities used $3.3 million during the first quarter. Capital expenditures were approximately $1.9 million and consisted primarily of $1.7 million to expand manufacturing capacity in the United States. The additional usage resulted primarily from purchases of Held-to-Maturity-Debt-Securities of $1.1 million. Cash flows from financing activities decreased $0.2 million due to repurchase of common stock of $2.4 million which slightly exceeded common stock issued of $2.3 million.

The Company expects to make expenditures for the year ended December 31, 1995 of approximately $23.0 million to acquire capital and leasehold improvements, primarily in the United States and in Japan. Of the $23.0 million, approximately $1.9 million was expended through March 31, 1995. The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

PART II  OTHER INFORMATION

ITEM 1
                                LEGAL PROCEEDINGS

As previously disclosed or incorporated by reference in Part I, Item 3, "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, the Company is party to a lawsuit with Applied Materials, Inc. ("Applied") filed on January 30, 1995 in the United States District Court, Northern District of California.

On April 12, 1995, the Court severed and stayed discovery on the Company's counterclaim against Applied in which the Company seeks an injunction against and damages from Applied in connection with certain conduct by Applied concerning the Company's customers.


ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the quarter ended March 31, 1995. No exhibits are filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NOVELLUS SYSTEMS, INC.
                                   REGISTRANT



                               /s/ William J. Wall
                               ---------------------------
                               William J. Wall
                               Vice President
                               Finance and Administration
                               (Principal Financial and Accounting Officer)



                               MAY 9, 1995
                               Date