Form 10-Q
period 1995-06-30
NOVELLUS SYSTEMS INC
filed 1995-08-14
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995
                                    -------------

                                       OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from _______ to

                             Commission File Number
                                     0-17157
                                     -------

                             Novellus Systems, Inc.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

CALIFORNIA                              77-0024666
-------------                           ----------
(State or other jurisdiction            (I.R.S. Employer
   of incorporation of                  Identification
      organization)                        Number)

81 VISTA MONTANA
SAN JOSE, CALIFORNIA                      95134
--------------------                      -----
(Address of principal                     (Zip Code)
executive offices)

Registrant's telephone number, including area code:
(408) 943-9700
--------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     YES  X    NO
        -------  --------

As of July 28, 1995, 16,435,321 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1995


                                      INDEX

Part I:   Financial Information

          Item 1: Consolidated Financial Statements
                                                                         Page


                     Consolidated Balance Sheets at
                     June 30, 1995 and December 31, 1994.                   3

                     Consolidated Statements of Income
                     for the three months and six months ended
                     June 30, 1995 and June 30, 1994.                       4


                     Consolidated Statements of Cash Flows for
                     the six months ended June 30, 1995
                     and June 30, 1994.                                     5


                     Notes to Consolidated Financial
                     Statements.                                            6


          Item 2:    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                             8


Part II:  Other Information

          Item 4:    Submission of Matters to a Vote of Securities
                     Holders                                               10

          Item 6:    Exhibits and Reports on Form 8-K                      10

Signatures                                                                 11

NOVELLUS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------
(in thousands)
Assets                                                         June 30,    December 31,
                                                                 1995          1994
                                                             (unaudited)
---------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                    $ 60,124       $ 45,987
  Short-term investments                                         96,231         90,552
  Accounts receivable, net                                       70,611         60,590
  Inventories                                                    35,548         27,279
  Prepaid taxes and other current assets                         12,445          9,959
                                                              -------------------------
       Total current assets                                     274,959        234,367

Property and equipment:
  Machinery and equipment                                        37,522         31,261
  Furniture and fixtures                                          1,949          1,801
  Leasehold improvements                                         15,944         11,875
                                                              -------------------------
                                                                 55,415         44,937

  Less accumulated depreciation and amortization                 20,449         15,528
                                                              -------------------------
                                                                 34,966         29,409
Other assets                                                      1,694          1,224
                                                              -------------------------
                                                               $311,619       $265,000
                                                              -------------------------
                                                              -------------------------
Liabilities and Shareholders' Equity
---------------------------------------------------------------------------------------
Current liabilities:
  Current obligations under lines of credit                    $  4,158       $  4,518
  Accounts payable                                               18,619         14,845
  Accrued payroll and related expenses                            9,630         10,119
  Accrued warranty                                               10,580          8,260
  Other accrued liabilities                                       9,820          6,979
  Income taxes payable                                            4,351          6,065
                                                              -------------------------
       Total current liabilities                                 57,158         50,786

Commitments and contingencies
Shareholders' equity:
   Common stock                                                 118,108        112,532
   Cumulative translation adjustment                              2,026             -
   Retained earnings                                            134,327        101,682
                                                              -------------------------
       Total shareholders' equity                               254,461        214,214
                                                              -------------------------
                                                               $311,619       $265,000
                                                              -------------------------
                                                              -------------------------

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------  -----------------
(in thousands, except per share data)              Three Months          Six Months
(unaudited)                                       Ended June 30,       Ended June 30,
                                                  1995      1994       1995      1994
------------------------------------------------------------------  -----------------
Net sales                                      $87,398    $51,030   $163,528  $93,467
Cost of sales                                   36,714     21,867     69,298   40,064
                                              --------------------  -----------------
      Gross profit                              50,684     29,163     94,230   53,403
Operating expenses
    Research and development                     9,641      5,850     17,927   11,436
    Selling, general and administrative         14,286      9,417     26,527   17,572
                                              --------------------  -----------------
      Total operating expenses                  23,927     15,267     44,454   29,008
                                              --------------------  -----------------

Operating income                                26,757     13,896     49,776   24,395
Interest income, net                             2,300      1,045      4,445    1,517
                                              --------------------   ----------------
Income before provision for income taxes        29,057     14,941     54,221   25,912

Provision for income taxes                       9,879      5,080     18,435    8,810
                                              --------------------   ----------------
Net income                                     $19,178     $9,861    $35,786  $17,102
                                              --------------------   ----------------
                                              --------------------   ----------------

Net income per share                           $  1.12     $ 0.60    $  2.10  $  1.07
                                              --------------------   ----------------
                                              --------------------   ----------------

Shares used in per share calculations           17,123     16,542     17,069   15,911
                                              --------------------   ----------------
                                              --------------------   ----------------

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------
(in thousands)                                                       Six Months
(unaudited)                                                         Ended June 30,
                                                                    1995       1994
------------------------------------------------------------------------------------
Cash flows provided by operating activities:
   Net income                                                    $ 35,786   $ 17,102
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                  4,921      1,695
 Changes in operating assets and liabilities
    Accounts receivable                                           (10,139)       957
    Inventories                                                    (9,458)    (2,726)
    Prepaid taxes and other current assets                         (2,486)       (50)
    Accounts payable                                                3,774      1,356
    Accrued payroll and related expenses                             (489)     1,658
    Accrued warranty                                                2,320        858
    Other accrued liabilities                                       2,841        971
    Income taxes payable                                              683       (219)
                                                               ----------------------
         Total adjustments                                         (8,033)     4,500
                                                               ----------------------
         Net cash provided by operating activities                 27,753     21,602
                                                               ----------------------

Cash flows from investing activities:
    Purchases of Held-to-Maturity-Debt Securities                  (5,679)   (47,316)
    Capital expenditures                                           (7,145)    (3,225)
    (Increase) decrease in other assets                              (470)       289
                                                               ----------------------
         Net cash used for investing activities                   (13,294)   (50,252)
                                                               ----------------------
Cash flows from financing activities:
     Payments on lines of credit                                     (360)    (1,714)
     Repurchase of common stock                                    (3,638)         -
     Proceeds from sale of common stock                             3,676     55,222
                                                               ----------------------
         Net cash provided by (used in) financing activities         (322)    53,508
                                                               ----------------------
Net increase in cash and cash equivalents                          14,137     24,858
Cash and cash equivalents at the beginning of the period           45,987     24,058
                                                               ----------------------
Cash and cash equivalents at the end of the period               $ 60,124   $ 48,916
                                                               ----------------------
                                                               ----------------------

Supplemental Disclosures
Cash paid during the period for:
   Interest                                                      $    122   $    131
   Income taxes                                                  $ 19,072   $  8,995
Other noncash charges:
   Income tax benefits from employee stock plans                 $  2,397   $    611
   Systems transferred from property and equipment to inventory  $  1,531   $  2,652
   Systems transferred from inventory to property and equipment  $  2,720   $  2,672

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended December 31, 1994 included in the Annual Report on Form 10-K. The interim financial information is unaudited, but includes all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the three and six month periods ended June 30, 1995 are not necessarily indicative of results expected for the full year.

2. INVENTORIES
Inventories are stated at the lower of cost (first-in, first out) or market. Inventories consisted of the following (in thousands):

----------------------------------------------------------------
                                 June 30, 1995    Dec. 31, 1994
----------------------------------------------------------------
Purchased parts                         $20,025          $14,238
Work-in-process                          14,359           10,971
Finished goods                            1,164            2,070
                                      ---------      -----------
                                        $35,548          $27,279
                                      ---------      -----------
                                      ---------      -----------


3. LINES OF CREDIT
The Company has lines of credit with three banks under which the Company can borrow up to $7,000,000 at the banks' prime rate which expire at various dates through April, 1997. A portion of this facility ($5,000,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At June 30, 1995, there were no borrowings by the parent company, and $4,158,000 by the subsidiary.

4. NET INCOME PER SHARE
Net income per share is based on weighted average common and dilutive common equivalent shares outstanding during the period. Stock options are considered common stock equivalents and are included in the weighted average computation using the treasury stock method.

5. FOREIGN CURRENCY ACCOUNTING
To reflect the changing nature of the Company's Japanese subsidiary, the Company changed the functional currency of the subsidiary from the U.S. Dollar to the Japanese Yen effective January 1, 1995. This change did not have a material effect on the Company's financial statements. The U.S. Dollar remains the functional currency for all other foreign operations. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included in net earnings for those operations whose functional currency is the U.S. dollar and as a separate component of shareholders' equity for those operations whose functional currency is local currency.

6. COMMON STOCK REPURCHASE PROGRAM
In October 1992, the Company announced a program to repurchase up to 700,000 shares of its Common Stock for issuance in future employee benefit and compensation plans. At June 30, 1995, the Company had repurchased 20,000 shares in the current quarter and 125,000 shares under the program to date.

7.  FOREIGN EXCHANGE CONTRACTS
The Company enters into forward foreign exchange contracts to hedge against the short-term impact of foreign currency orders denominated in yen, as well as to hedge the Company's foreign net monetary asset position. The gains and losses on these contracts are included in income in the year in which the related transaction takes place. At June 30, 1995, the notional amount of foreign exchange contracts used by the Company as hedging protection against foreign currency exposure was approximately $30,832,000. These contracts expire on various dates through February 1996.

8.  DEBT  SECURITIES
At June 30, 1995, all of the Company's debt securities were classified as held-to-maturity and stated at amortized cost. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold securities to maturity. The following is a summary of cash and held-to-maturity debt securities:


Cash and money market funds                                   $ 23,318
U.S. Treasury securities and obligations
  of U.S. Government Agencies                                   24,375
Other U.S. securities                                           93,207
Foreign securities                                              15,455
                                                             ---------
Total cash, cash equivalents and short-term investments       $156,355
                                                             ---------
Cash and cash equivalents                                     $ 60,124
Short-term investments                                          96,231
                                                             ---------
Total cash, cash equivalents and short-term investments       $156,355
                                                             ---------

ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the second quarter and six months ended June 30, 1995 were $87.4 million and $163.5 million, increases of 71% and 75%, respectively from the $51.0 million and $93.5 million reported for the same periods of 1994. The increase is primarily due to higher unit shipments across all product lines, particularly the Company's Concept Two Altus tungsten systems and Concept Two Sequel dielectric systems.

Gross profit increased to $50.7 million and $94.2 million for the second quarter and first half of 1995, respectively, from $29.2 million and $53.4 million in the second quarter and first half of 1994. The increase is primarily a result of the increase in net sales. Gross profit as a percentage of net sales increased to 58% in the second quarter and first half of 1995 from 57% in the comparable periods of 1994. The improvement over the prior period is primarily due to manufacturing efficiencies which resulted in improved margins on the Concept Two products shipped during 1995.

Research and development expenses for the second quarter and six months ended June 30, 1995 increased 65% and 57% to $9.6 million and $17.9 million, respectively, from $5.9 million and $11.4 million for the same periods of 1994. Research and development expenses at 11% were constant as a percentage of net sales in the second quarters of 1995 and 1994. For the six months ended June 30, 1995, they were 11%, down from 12% in the first half of 1994 because of the higher revenues in 1995. The dollar increases were due to expenditures on new product development; the Company anticipates such dollar increases to continue in future quarters.

Selling, general, and administrative expenses for the second quarter and first six months of 1995 increased to $14.3 million and $26.5 million from $9.4 million and $17.6 million, respectively, in the same periods of 1994. The dollar increases were due to higher profit sharing resulting from the increased income, and generally higher levels of overhead to support the Company's presence worldwide, particularly in Asia. Selling, general, and administrative expenses decreased as a percentage of net sales to 16% in the second quarter and first half of 1995 from 18% and 19% in the second quarter and first half of 1994, respectively, due to the higher 1995 revenues.

Net interest income increased to $2.3 million and $4.4 million for the second quarter and first half of 1995 from $1.0 million and $1.5 million for the comparable periods of 1994. The increases were due to higher cash balances resulting from operations, proceeds from the exercise of stock options, higher interest rates, and for the first half of 1995, a common stock offering of 1,500,000 shares in March 1994 (netting approximately $53.9 million).

The Company's effective tax rate was 34% for the second quarter and first half of 1995 and 1994.

Net income for the second quarter and first half of 1995 increased 94% and 109% to $19.2 million ($1.12 per share) and $35.8 million ($2.10 per share) respectively from $9.9 million ($0.60 per share) and $17.1 million ($1.07 per share) for the second quarter and first half of 1994. The increase was primarily due to the higher revenues, increased gross profit margin percentages, and higher net interest income.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and capital resources through cash flow from operations, sales of equity securities, and borrowings. The Company's primary sources of funds at June 30, 1995 consisted of $156.4 million of cash, cash equivalents, and short term investments. In addition at June 30, 1995, there was $7.0 million available under bank lines of credit that expire at various dates through April 30, 1997. At June 30, 1995 approximately $4.2 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates.

During the six months ended June 30, 1995, the Company's cash and cash equivalents increased $14.1 million to $60.1 million from $46.0 million at December 31, 1994. Net cash provided by operating activities was $27.8 million due primarily to net income of $35.8 million, and increases in accounts payable of $3.8 million, partially offset by increases in accounts receivable of $10.1 million and inventories of $9.5 million. The increase in accounts receivable was primarily due to the increased sales. The increase in inventories resulted from higher manufacturing inventories to support increased production schedules and higher service inventories to provide rapid response time to our installed system base. Cash flows from investing activities used $13.3 million during the first half of 1995. Capital expenditures during the first six months of 1995 were approximately $7.1 million and were primarily related to increasing manufacturing capacity in the United States. The additional usage resulted primarily from purchases of Held-to-Maturity-Debt-Securities of $5.7 million. The Company expects to make expenditures for the year ended December 31, 1995 of approximately $25.0 million to acquire capital and leasehold improvements, primarily in the United States and in Japan. Of the $25.0 million, approximately $7.1 million was expended through June 30, 1995. The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

PART II  OTHER INFORMATION

ITEM 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's Annual Meeting of Shareholders, held on May 26, 1995, the following proposals were adopted by the margins indicated:

1. Election of Directors

      Nominee                In Favor          Withheld
      -------                --------          --------
    Richard S. Hill         14,346,066         32,624
    Robert F. Graham        14,342,757         35,933
    D. James Guzy           14,347,948         30,742
    Glen Possley            14,349,321         29,369
    Joseph Van Poppelen     14,348,656         30,034
    Robert H. Smith         14,346,428         32,262
    Tom Long                14,345,191         33,499

2. Approval of an Amendment to the Company's 1992 Stock Option Plan to Increase the Shares Reserved by 700,000 Shares

      In Favor    Opposed      Abstained    Broker Non-Votes
      --------    -------      ---------    -----------------

      7,804,476   5,852,006      20,816        701,392

3. Approval of an Amendment to the Company's 1992 Stock Option Plan to Authorize the Stock Option Committee to Make Restricted Stock Grants and
Award Stock Bonuses

      In Favor      Opposed     Abstained   Broker Non-Votes
      --------      -------     ---------   ----------------

      8,659,953    5,040,339     27,928        650,470

4. Approval Of an Amendment to the Company's 1992 Employee Stock Purchase Plan to Increase the Shares Reserved for Issuance by 100,000 Shares

      In Favor    Opposed      Abstained    Broker Non-Votes
      --------    -------      ---------    ----------------

     13,532,355   126,274        18,669        701,392

5. Ratification of Appointment of Ernst & Young LLP as Certified Public Accountants of the Company for the Next Fiscal Year Ended December 31, 1995

          In Favor          Opposed            Withheld
          --------          -------            --------
         14,316,657         53,622              8,411


ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the quarter ended June 30, 1995. No exhibits are filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NOVELLUS SYSTEMS, INC.
                             ---------------------
                                   REGISTRANT


                             /s/ WILLIAM J. WALL
                             -------------------
                             William J. Wall
                             Vice President
                             Finance and Administration
                             (Principal Financial and Accounting Officer)



                             August 9, 1995
                             --------------
                             Date