Form 10-Q
period 1995-09-30
NOVELLUS SYSTEMS INC
filed 1995-11-13
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1995

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

3970 NORTH FIRST STREET
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


     YES   X     NO
         -----      -----

As of October 24, 1995, 16,484,771 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995



                                      INDEX

Part I:   Financial Information

          Item 1: Condensed Consolidated Financial Statements    Page


                    Consolidated Balance Sheets at
                    September 30, 1995 and December 31, 1994.    3



                    Consolidated Statements of Income
                    for the three months and nine months ended
                    September 30, 1995 and September 30, 1994.   4



                    Consolidated Statements of Cash Flows for
                    the nine months ended September 30, 1995
                    and September 30, 1994.                      5



                    Notes to Condensed Consolidated Financial
                    Statements.                                  6


          Item 2:   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   9

Part II:  Other Information

          Item 1:   Legal Proceedings                            11

          Item 6:   Exhibits and Reports on Form 8-K             11

Signatures                                                       12

NOVELLUS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS



(in thousands)
--------------------------------------------------------------------------------
Assets                                                    Sept 30,   December 31,
                                                            1995        1994
                                                         (unaudited)
--------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                $90,978     $45,987
  Short-term investments                                    71,796      90,552
  Accounts receivable, net                                  87,390      60,590
  Inventories                                               35,401      27,279
  Prepaid taxes and other current assets                    13,485       9,959
                                                          ---------------------
       Total current assets                                299,050     234,367

Property and equipment:
  Machinery and equipment                                   39,454      31,261
  Furniture and fixtures                                     2,019       1,801
  Leasehold improvements                                    21,166      11,875
                                                          ---------------------
                                                            62,639      44,937

  Less accumulated depreciation and amortization            21,686      15,528
                                                          ---------------------
                                                            40,953      29,409
Other assets                                                 1,603       1,224
                                                          ---------------------
                                                          $341,606    $265,000
                                                          ---------------------
                                                          ---------------------

Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
  Current obligations under lines of credit                 $6,934      $4,518
  Accounts payable                                          22,516      14,845
  Accrued payroll and related expenses                      11,859      10,119
  Accrued warranty                                          13,255       8,260
  Other accrued liabilities                                  4,394       6,979
  Income taxes payable                                       3,615       6,065
                                                          ---------------------
       Total current liabilities                            62,573      50,786

Commitments and contingencies
Shareholders' equity:
   Common stock                                            122,224     112,532
   Cumulative translation adjustment                           565       -
   Retained earnings                                       156,244     101,682
                                                          ---------------------
       Total shareholders' equity                          279,033     214,214
                                                          ---------------------
                                                          $341,606    $265,000
                                                          ---------------------
                                                          ---------------------

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------  -----------------
(in thousands, except per share data)        Three Months          Nine Months
(unaudited)                                  Ended Sept 30,       Ended Sept 30,
                                             1995      1994       1995      1994
--------------------------------------------------------------  -----------------
Net sales                                $100,407    $59,533   $263,935 $153,000
Cost of sales                              42,171     25,481    111,469   65,545
                                         --------------------  -----------------
      Gross profit                         58,236     34,052    152,466   87,455
Operating expenses
    Research and development               11,427      6,862     29,354   18,298
    Selling, general and administrative    15,939      9,477     42,466   27,049
                                         --------------------  -----------------
      Total operating expenses             27,366     16,339     71,820   45,347
                                         --------------------  -----------------
Operating income                           30,870     17,713     80,646   42,108
Interest income, net                        2,338      1,308      6,783    2,825
                                         --------------------  -----------------
Income before provision for income taxes   33,208     19,021     87,429   44,933

Provision for income taxes                 11,291      6,467     29,726   15,277
                                         --------------------  -----------------
Net income                                $21,917    $12,554    $57,703  $29,656
                                         --------------------  -----------------
                                         --------------------  -----------------

Net income per share                        $1.27      $0.75      $3.37    $1.82
                                         --------------------  -----------------
                                         --------------------  -----------------

Shares used in per share calculations      17,274     16,766     17,137   16,251
                                         --------------------  -----------------
                                         --------------------  -----------------

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in thousands)                                                    Nine Months
(unaudited)                                                      Ended Sept 30,
                                                                 1995       1994
--------------------------------------------------------------------------------

Cash flows provided by operating activities:
   Net income                                                $57,703    $29,656
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                             6,158      3,967
 Changes in operating assets and liabilities
    Accounts receivable                                      (26,235)    (7,952)
    Inventories                                              (10,271)    (9,039)
    Prepaid taxes and other current assets                    (3,526)    (3,065)
    Accounts payable                                           7,671      6,812
    Accrued payroll and related expenses                       1,740      3,659
    Accrued warranty                                           4,995      2,525
    Other accrued liabilities                                 (2,585)     2,316
    Income taxes payable                                       1,679         47
                                                          ---------------------
       Total adjustments                                     (20,374)      (730)
                                                          ---------------------
       Net cash provided by operating activities              37,329     28,926
                                                          ---------------------

Cash flows from investing activities:
    Maturities (Purchases) of Held-to-Maturity-Debt
      Securities, net                                         18,756    (38,711)
    Capital expenditures                                     (15,553)    (7,070)
    (Increase) decrease in other assets                         (379)       210
                                                          ---------------------
       Net cash provided by (used for)
        investing activities                                   2,824    (45,571)
                                                          ---------------------
Cash flows from financing activities:
     Proceeds (payments) on lines of credit, net               2,416     (3,047)
     Repurchase of common stock                               (3,638)      -
     Proceeds from sale of common stock                        6,060     57,935
                                                          ---------------------
       Net cash provided by financing activities               4,838     54,888
                                                          ---------------------
Net increase in cash and cash equivalents                     44,991     38,243
Cash and cash equivalents at the beginning of the period      45,987     24,058
                                                          ---------------------
Cash and cash equivalents at the end of the period           $90,978    $62,301
                                                          ---------------------
                                                          ---------------------
Supplemental Disclosures
Cash paid during the period for:
   Interest                                                     $176       $202
   Income taxes                                              $29,773    $17,165
Other noncash charges:
   Income tax benefits from employee stock plans              $4,129     $2,469
   Systems transferred from property and equipment to
    inventory                                                 $1,583     $3,014
   Systems transferred from inventory to property and
    equipment                                                 $3,732     $6,260


See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended December 31, 1994 included in the Annual Report on Form 10-K. The interim financial information is unaudited, but includes all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of results expected for the full year.

2. INVENTORIES
Inventories are stated at the lower of cost (first-in, first out) or market. Inventories consisted of the following (in thousands):
----------------------------------------------------------------
                                  Sept 30, 1995    Dec. 31, 1994
----------------------------------------------------------------
Purchased parts                         $21,550          $14,238
Work-in-process                          10,590           10,971
Finished goods                            3,261            2,070
                                      ---------      -----------
                                        $35,401          $27,279
                                      =========      ===========

3. LINES OF CREDIT
The Company has lines of credit with four banks under which the Company can borrow up to $10,000,000 at the banks' prime rate which expire at various dates through April 1997. A portion of this facility ($8,000,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At September 30, 1995, there were no borrowings by the parent company, and $6,934,000 by the subsidiary.

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

6. COMMON STOCK REPURCHASE PROGRAM
In October 1992, the Company announced a program to repurchase up to 700,000 shares of its Common Stock for issuance in future employee benefit and compensation plans. At September 30, 1995, the Company had repurchased 71,000 shares in the first nine months of 1995 and 125,000 shares under the program to date.

7.  FOREIGN EXCHANGE CONTRACTS
The Company enters into forward foreign exchange contracts to hedge against the short-term impact of foreign currency orders denominated in yen, as well as to hedge certain of the Company's foreign net monetary asset positions. The gains and losses on these contracts are included in income in the year in which the related transaction takes place. At September 30, 1995, the notional amount of foreign exchange contracts used by the Company as hedging protection against foreign currency exposure was approximately $37,178,000. These contracts expire on various dates through April 1996.

8.  DEBT  SECURITIES
At September 30, 1995, all of the Company's debt securities were classified as held-to-maturity and stated at amortized cost. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold securities to maturity. The following is a summary of cash and held-to-maturity debt securities (in thousands):

Cash and money market funds                                  $21,072
U.S. Treasury securities and obligations
  of U.S. Government Agencies                                 24,313
Other U.S. securities                                         90,646
Foreign securities                                            26,743
                                                           ---------
Total cash, cash equivalents and short-term investments     $162,774
                                                           ---------
                                                           ---------
Cash and cash equivalents                                    $90,978
Short-term investments                                        71,796
                                                           ---------
Total cash, cash equivalents and short-term investments     $162,774
                                                           ---------
                                                           ---------

9. LITIGATION

On September 15, 1995, the Company filed suit in the United States District Court, Northern District of California against Applied Materials, Inc. (Applied) alleging that Applied's Tungsten products infringe U.S. Patent No. 5,238,499 issued August 24, 1993 and assigned to the Company. The Company is requesting injunctive relief to enjoin Applied from infringing the '499 patent, and is seeking unspecified damages for past infringement, treble damages for willful infringement, and attorney's costs and fees related to the suit.

Also on September 15, 1995 Applied filed suit against the Company in United States District Court, Northern District of California, alleging that the Company's Tungsten products infringe on U.S. Patent No. 5,028,565 issued July 2, 1991 and assigned to Applied. Applied is requesting injunctive relief to enjoin the Company from infringing the '565 patent, and is seeking unspecified damages for past infringement, treble damages for willful infringement, and attorney's costs and fees related to the suit. Applied is also requesting a finding that Applied has not infringed on any valid claims of the Company's '499 patent, and that the '499 patent is invalid and void.

On October 10, 1995, the Company filed a counterclaim in United States District Court, Northern District of California in response to Applied's suit for infringement of the '565 patent alleging that Applied's TEOS products infringe on U.S. Patent No. 5,425,803 issued June 20, 1995 and assigned to the Company. The Company is requesting injunctive relief to enjoin Applied from infringing the subject patent, and is seeking unspecified damages for past infringement, treble damages for willful infringement, and attorney's costs and fees related to the suit.

On October 26, 1995, the Company filed an amended counterclaim in United States District Court, Northern District of California in response to Applied's suit for infringement of the '565 patent, alleging that Applied's tungsten products infringe U.S. Patent No. 5,374,594, issued December 20, 1994 and assigned to the Company. The Company is requesting injunctive relief to enjoin Applied from infringing the subject patent, and is seeking unspecified damages for past infringement, treble damages for willful infringement, and attorneys' costs and fees related to the suit.

Based on the Company's preliminary analysis the Company believes that the ultimate resolution of Applied's action will not have a material adverse effect on the Company's financial position or results of operations.

(See further comments in Part II, Item 1 of this document.)

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the third quarter and nine months ended September 30, 1995 were $100.4 million and $263.9 million, increases of 69% and 73%, respectively from the $59.5 million and $153.0 million reported for the comparable periods of 1994. The increases are primarily due to higher unit shipments across all product lines, particularly the Company's tungsten systems (Concept One and Concept Two Altus)and Concept Two Sequel dielectric systems.

Gross profit increased to $58.2 million and $152.5 million for the third quarter and first nine months of 1995, respectively, from $34.1 million and $87.5 million in the comparable periods of 1994. The increases are primarily a result of the increase in net sales. Gross profit as a percentage of net sales increased to 58.0% in the third quarter and 57.8% in the first nine months of 1995 from 57.2% in each of the comparable periods of 1994. The improvements in gross profit percentage over the prior periods is primarily due to manufacturing efficiencies and lower fixed costs per system due to the higher volume of systems manufactured and shipped in 1995.

Research and development expenses for the third quarter and nine months ended September 30, 1995 increased 67% and 60% to $11.4 million and $29.4 million, respectively, from $6.9 million and $18.3 million for the same periods of 1994. Research and development expenses as a percentage of net sales were 11.4% for the third quarter of 1995 which was slightly below the 11.5% recorded in the third quarter of 1994 due to increased sales. For the nine months ended September 30, 1995, research and development expenses as a percentage of net sales were 11.1%, down from 12.0% in the first nine months of 1994, also because of the higher revenues in 1995. The dollar increases were due to expenditures on new product development particularly in the high density gap fill (SPEED)and the metalorganic CVD (barrier/adhesion films prior to tungsten deposition) areas. The Company anticipates such expenditures to continue in future quarters.

Selling, general, and administrative expenses for the third quarter and first nine months of 1995 increased to $15.9 million and $42.5 million, respectively, from $9.5 million and $27.0 million in the same periods of 1994. The dollar increases were due to higher profit sharing resulting from the increased income, and generally higher levels of overhead to support the Company's expanding installed system base worldwide. Selling, general, and administrative expenses as a percentage of net sales were 15.9% in the third quarter and 16.1% in the first nine months of 1995 as compared to 15.9% and 17.7% in the third quarter and first nine months of 1994, respectively. The decrease in percentage in the nine month periods was due to higher 1995 revenues.

Net interest income increased to $2.3 million and $6.8 million for the third quarter and first nine months of 1995 from $1.3 million and $2.8 million for the comparable periods of 1994. The increases in interest income were the result of higher interest rates applied to higher cash balances. Higher cash balances for the third quarter and first nine months of 1995 as compared to the prior periods of 1994 resulted primarily from cash generated from operations and proceeds from the exercise of stock options. The increase for the nine month period is also attributable to proceeds of approximately $53.9 million from the March 1994 common stock offering.

The Company's effective tax rate was 34% for the third quarters and first nine months of 1995 and 1994.

Net income for the third quarter and first nine months of 1995 increased 75% and 95% to $21.9 million or $1.27 per share and $57.7 million or $3.37 per share, respectively, from $12.6 million or $0.75 per share and $29.7 million or $1.82 per share for the third quarter and first nine months of 1994. The increase was primarily due to the higher revenues, increased gross margin, and higher net interest income.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and capital resources through cash flow from operations, sales of equity securities, and borrowings. The Company's primary sources of funds at September 30, 1995 consisted of $162.8 million of cash, cash equivalents, and short term investments. In addition at September 30, 1995, there was $10.0 million available under bank lines of credit that expire at various dates through April 30, 1997. At September 30, 1995 approximately $6.9 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates.

During the nine months ended September 30, 1995, the Company's cash and cash equivalents increased $45.0 million to $91.0 million from $46.0 million at December 31, 1994. Net cash provided by operating activities was $37.3 million due primarily to net income of $57.7 million, depreciation and amortization of $6.2 million and increases in accounts payable and accrued warranty of $7.6 million and $5.0 million, respectively, partially offset by increases in accounts receivable of $26.2 million and inventories of $10.3 million. The increase in accounts receivable was primarily due to the increased sales. Days Sales Outstanding increased to 73 at September 30, 1995 from 58 at December 31, 1994, primarily due to the increase in Japanese business where receivables typically have a longer collection cycle. The increase in inventories resulted from higher manufacturing inventories to support increased production schedules and higher service inventories to provide rapid response time to our installed system base. Inventory turns for the nine months ended September 30,1995 improved to 3.5 from 3.0 for the year ended December 31, 1994. Cash flows from investing activities provided $2.8 million during the first nine months of 1995. Maturities of Held-To-Maturity Debt Securities provided $18.8 million. Partially offsetting these maturities were capital expenditures of approximately $15.6 million which were primarily related to increasing manufacturing capacity in the United States and providing additional facilities to support the overall business growth. Net cash provided by financing activities was $4.8 million, due to proceeds (net of repurchases) of common stock of $2.4 million and proceeds on lines of credit of $2.4 million. The Company expects to make expenditures for the year ended December 31, 1995 of approximately $22.5 million to acquire capital and leasehold improvements, primarily in the United States and in Japan. The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

PART II  OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

On September 15, 1995, the Company filed suit in the United States District Court, Northern District of California against Applied Materials, Inc. (Applied) alleging that Applied's Tungsten products infringe U.S. Patent No. 5,238,499 issued August 24, 1993 and assigned to the Company. The Company is requesting injunctive relief to enjoin Applied from infringing the '499 patent, and is seeking unspecified damages for past infringement, treble damages for willful infringement, and attorney's costs and fees related to the suit.

Also on September 15, 1995, Applied filed suit against the Company in United States District Court, Northern District of California, alleging that the Company's Tungsten products infringe on U.S. Patent No. 5,028,565 issued
July 2, 1991 and assigned to Applied. Applied is requesting injunctive relief to enjoin the Company from infringing the '565 patent, and is seeking unspecified damages for past infringement, treble damages for willful infringement, and attorney's costs and fees related to the suit. Applied is also requesting a finding that Applied has not infringed on any valid claims of the Company's '499 patent, and that the '499 patent is invalid and void.

On October 10, 1995, the Company filed a counterclaim in United States District Court, Northern District of California in response to Applied's suit for infringement of the '565 patent alleging that Applied's TEOS products infringe on U.S. Patent No. 5,425,803, issued June 20, 1995 and assigned to the Company. The Company is requesting injunctive relief to enjoin Applied from infringing the subject patent, and is seeking unspecified damages for past infringement, treble damages for willful infringement, and attorney's costs and fees related to the suit.


On October 26, 1995, the Company filed an amended counterclaim in United States District Court, Northern District of California in response to Applied's suit for infringement of the '565 patent, alleging that Applied's tungsten products infringe U.S. Patent No. 5,374,594, issued December 20, 1994 and assigned to the Company. The Company is requesting injunctive relief to enjoin Applied from infringing the subject patent, and is seeking unspecified damages for past infringement, treble damages for willful infringement, and attorneys' costs and fees related to the suit.

There can be no assurance that the Company's financial position or results of operations would not be materially adversely affected if Applied prevailed in its action described above. However, based on the Company's preliminary analysis the Company believes that the ultimate resolution of the matter will not have a material adverse effect on the Company's financial position or results of operations. The Company intends to vigorously pursue its claims and counterclaims and defend Applied's claim.



ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the quarter ended September 30, 1995. No exhibits are filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NOVELLUS SYSTEMS, INC.
                              -------------------------
                                        REGISTRANT



                                   /s/ William J. Wall
                                   ------------------------------
                                   William J. Wall
                                   Vice President
                                   Finance and Administration
                                   (Principal Financial and Accounting Officer)



                                   November 9, 1995
                                   ----------------
                                   Date