Form 10-K
period 1995-12-31
NOVELLUS SYSTEMS INC
filed 1996-03-20
CIK 836106

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                         Commission file number 0-17157

                             NOVELLUS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              77-0024666
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)


                   3970 NORTH FIRST STREET, SAN JOSE, CA 95134
               (Address of principal executive offices) (Zip Code)

                                 (408) 943-9700
                         (Registrant's telephone number
                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
     Title of Each Class                              Which Registered
     -------------------                          ------------------------
            None                                              N/A

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X      No
                                             ---         ---

As of March 7, 1996 the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $580,386,508.00 based on the average of the high and low prices of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding on March 7, 1996 was 15,999,199.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [  ]

Documents Incorporated by Reference: Part II of this Report on Form 10-K incorporates information by reference to Registrant's 1995 Annual Report to Shareholders. Part III of this Report on Form 10-K incorporates information by reference from the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  BUSINESS

     Novellus is a leading supplier of high productivity chemical vapor deposition (CVD) systems used in the fabrication of integrated circuits. CVD systems are used to deposit all of the dielectric (insulating) layers and certain of the conductive metal layers on the surface of a semiconductor wafer. The overall growth in the semiconductor industry and the increasing number of layers used in complex integrated circuits have lead to increased demand for advanced CVD equipment. The Company's products are differentiated by their simultaneous ability to provide superior film quality while providing the highest productivity and lowest cost of ownership in the advanced CVD market. The Company's strategy is to focus on major semiconductor manufacturers, and the Company has sold one or more of its systems to each of the 20 largest semiconductor manufacturers in the world.

INDUSTRY BACKGROUND

     The semiconductor industry has experienced significant growth in recent years due to the continued growth of the personal computer market, the expansion of the telecommunications industry, the emergence of new applications such as consumer electronics products, wireless communications devices and mobile computers and the increased semiconductor content in these electronics systems. Many of these new applications have been made possible by significant advances in the performance of and lower costs for integrated circuits. In response to the growth in demand for integrated circuits, the semiconductor industry is significantly increasing its manufacturing capacity through the expansion of existing facilities and construction of new facilities.

     The fabrication of integrated circuits requires a number of complex and repetitive processing steps, including deposition, photolithography and etch. Deposition is a process in which a film of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. The two principal methods of thin film deposition are CVD, which can be used to deposit both insulating and conductive films, and physical vapor deposition
(PVD), which is used primarily for sputtering conductive metals onto the wafer surface. In the CVD process, wafers are typically placed in a reaction chamber and a variety of pure and precisely metered gases are introduced while some form of energy is added to activate a chemical reaction on the wafer surface. The result of this reaction is the deposition of a film on the wafer. CVD has become the predominant deposition solution for smaller line width geometry semiconductor devices because CVD is more effective than PVD in uniformly filling the narrower spaces and holes in depositing insulating material and certain metals in advanced devices.

     CVD processes are used to deposit all of the dielectric films and certain conductive, metal films in an integrated circuit. The dielectric layers in an integrated circuit include the initial interlayer, portions of the interconnect layers and the final passivation layer. CVD is also used for deposition of conductive metal layers, particularly those metals that are more difficult to deposit in smaller line width geometry devices through conventional PVD or other deposition technology. CVD technology is particularly effective for depositing blanket tungsten as a "plug" layer that connects one conductive metal layer to another in a multi-level integrated circuit. For such applications, tungsten is replacing aluminum, which has certain physical properties that reduce its efficacy for the smaller interconnect holes of devices with smaller line width geometries.

     Advanced integrated circuit technology has created increased demand for more sophisticated semiconductor processing equipment. Today's complex semiconductor devices, such as 64 megabit DRAM memories and 64-bit microprocessors, are being designed with .35 micron and below micron line width geometries, and the microprocessors have up to four layers of interconnect circuitry. The next generation of semiconductor devices, including 256 megabit DRAMs and 64-bit microprocessors, are being designed with .25 micron line geometries, and the microprocessors will incorporate four or more interconnect layers. Each additional interconnect layer requires three separate layers of deposition, which include the initial metal layer, a non-conductive dielectric layer and then a "plug" metal film to fill patterned holes in the dielectric layer that connects the metal layers on either side of the dielectric. The Company believes that the greater complexity and number of interconnect layers in advanced integrated circuits will enable the markets for dielectric and metal CVD systems to experience significant growth.

     Semiconductor manufacturers generally measure the cost performance of their production equipment in terms of "cost per wafer," which is determined by factoring in the fixed costs for acquisition and installation of the system, its variable operating costs and its net throughput rate. A system with higher throughput allows the semiconductor manufacturer to recover the purchase price of the system over a greater number of wafers and thereby reduce the cost of ownership of the system on a per wafer basis. Throughput is most accurately measured on a net or overall basis, which takes into account the processing speed of the system and any non-operational downtime for cleaning, maintenance or other repairs. Yield and film quality are also significant factors to the semiconductor manufacturer in selecting processing equipment. The increased costs of larger and more complex semiconductor wafers have made high yields extremely important to semiconductor manufacturers. To achieve higher yields and better film quality, deposition systems must be capable of repeating the original process on a consistent basis without a disqualifying level of defects. This characteristic, known in the industry as "repeatability," is extremely important in achieving commercially acceptable yields. Repeatability is more easily achieved in those systems that can operate at desired throughput rates without requiring the system to approach its critical tolerance limits.

     The continuing evolution of semiconductor devices to smaller line width geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. Many of the advanced eight inch fabrication lines that are currently planned or in construction will cost up to $1 billion each, representing a substantial increase over the costs of prior generation fabrication facilities. Increased capital depreciation costs will continue to become a much larger percentage of the aggregate production costs for semiconductor manufacturers relative to labor, materials and other variable manufacturing costs. As a result, there has been an increasing focus by the semiconductor industry on obtaining increased productivity and higher returns from its semiconductor manufacturing equipment, thereby reducing the effective cost of ownership of such systems.

THE NOVELLUS SOLUTION

Novellus focuses on advanced CVD systems that provide superior film quality and yield while attaining the high levels of productivity required to meet the semiconductor industry's need for high volume, low cost wafer production. The Company's multi-station continuous processing architecture enables its systems to address each of the following critical parameters of CVD system performance:

          THROUGHPUT, COST PER WAFER. In contrast to CVD systems which process only one wafer at a time in a chamber, the Company's multi-station continuous processing systems can process five, six, or seven wafers at the same time in a chamber, leading to higher throughput levels. The design simplicity and automatic cleaning capabilities of the Company's systems further increase net throughput by reducing production downtime. The Company believes that its systems attain the highest levels of productivity and lowest cost per wafer in the advanced CVD equipment market.

          YIELD AND FILM QUALITY. With Novellus' unique sequential, multi-station chamber design, each wafer receives a fraction of the desired film thickness at each of five, six, or seven deposition stations in the process chamber. The "averaging" effect created by this design tends to reduce anomalies in film thickness and thereby improves film uniformity and quality. The Company's systems can obtain within-wafer and wafer-to-wafer uniformity levels of +/- 1% of film thickness as measured at one standard deviation, which the Company believes is the highest in the industry.

          PROCESS REPEATABILITY. Because of the inherently higher throughput potential of continuous processing, the Company's systems are able to deposit materials at lower, more controlled rates than single wafer processing systems which generally deposit at faster rates closer to the process performance limits to achieve production-level throughputs. Lower deposition rates avoid straining the system's process tolerance limits and thereby permit increased process control and repeatability.

STRATEGY

     The Company's objective is to increase its market share in the worldwide CVD market and strengthen its position as a leading supplier of semiconductor processing equipment. The key elements of the Company's strategy are as follows:

          EMPHASIS ON HIGH PRODUCTIVITY SYSTEMS. Novellus focuses on providing high productivity CVD systems to leading semiconductor companies. The Company addresses the needs of semiconductor manufacturers through its unique continuous processing architecture which enables its systems to attain high levels of wafer throughput, yield and film quality. The architecture's simple design also provides the Company's systems with greater up-time and smaller footprints compared to competitive systems, resulting in additional cost of ownership advantages. The Company intends to retain its focus on productivity by leveraging its continuous processing architecture in product enhancements and new product offerings.

          LEADERSHIP IN CVD TECHNOLOGY. The Company's strategy is to provide a family of deposition systems which utilize advanced CVD technologies to address leading-edge wafer processing needs. The Company's Concept One-Dielectric offers a proprietary dual frequency deposition technology to achieve superior results for a wide variety of films on wafers as large as eight inches and geometries as small as .35 micron. The Company's Concept One-W is used by manufacturers to connect multiple metal layers in advanced devices and the Company believes that it is currently the only system that provides full coverage tungsten deposition. The Company's Concept Two system is a modular CVD system designed to address the needs of wafer fabs that demand greater levels of wafer processing integration, higher volume production and increased factory automation. The Company is focusing its research and development efforts on additional Concept Two modules and "gap fill" technology for the next generation of reduced geometry fabrication lines.

          FOCUS ON MAJOR SEMICONDUCTOR MANUFACTURERS. The Company has sold one or more CVD systems to each of the 20 largest semiconductor manufacturers in the world. The long-term growth prospects for semiconductors has caused many of these manufacturers to plan major capacity expansions over the next several years. The Company's sales objective is to work closely with customers to secure purchase orders for multiple systems as such customers expand existing facilities and build next generation wafer fabs. The Company seeks to build customer loyalty and achieve a high level of repeat business by offering high reliability products, comprehensive field support and a responsive parts replacement and service program.

          EXPANSION OF ASIAN MARKET PRESENCE. An industry source estimates that Asian manufacturers accounted for over half of the worldwide market for processing semiconductor equipment in 1995, due to Japan's large semiconductor industry and the recent rapid growth of manufacturers in Korea, Taiwan and Singapore. While Novellus derives a significant percentage of its net sales from the Asian marketplace, the Company believes that substantial additional growth potential exists. Currently, the Company's local presence in Asia includes sales and support offices through the Company's wholly owned subsidiary in Japan and one in each of Korea, Taiwan, Mainland China and Singapore. The Company also sells its products through a distributor in Japan and manufacturers representatives in other Asia-Pacific countries. To improve its market presence in Asia, Novellus in 1994 created and filled the position of President of Novellus Asia. Novellus feels it is an important part of its current business strategy to aggressively build its infrastructure in Asia to serve this rapidly growing region.

          LOW MANUFACTURING COST STRUCTURE. Novellus utilizes an outsourcing strategy for the manufacture of major subassemblies and performs system design, assembly and testing in-house. Novellus believes that outsourcing enables it to minimize its fixed costs and capital expenditures while also providing the flexibility to increase capacity as needed. This strategy also allows the Company to focus on product differentiation through system design and quality control. Through the use of third party manufacturing specialists, the Company ensures that its subsystems incorporate advanced technologies in robotics, gas panels and microcomputers. The Company works closely with its suppliers to achieve mutual cost reduction through joint design efforts.

PRODUCTS

          Since the introduction of its original Concept One-Dielectric system in 1987, the Company has developed and now offers a family of processing systems for the CVD dielectric and metal markets. The Concept One-Dielectric deposits a variety of insulating or "dielectric" films on wafers including Oxide, Nitride and TEOS. In 1990, the Company introduced a modified version of the Concept One-Dielectric, the Concept One-W, which also uses a CVD process to deposit blanket tungsten metal films on wafers primarily as the metal interconnect between conductor layers in the integrated circuit layers. In November 1991, the Company introduced the Concept Two which is a modular, integrated production system that is capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers around a common, automated robotic wafer handler.

   CONCEPT ONE-DIELECTRIC

     The Concept One-Dielectric is shipped in two versions, the Concept One-150, which processes 100, 125, and 150 mm (approximately 4, 5, and 6 inches) wafers and the Concept One-200, which processes 125, 150 and 200 mm (approximately 5, 6 and 8 inches) wafers and is designed for advanced eight inch fabrication lines. The Concept One consists principally of two attached chambers and associated hardware and electronics. The first chamber of the system, called the "loadlock," isolates the process chamber from the outside environment.
Depending on the model of the Concept One-Dielectric, the loadlock accepts up to 75 wafers sized from 100 to 200 mm (approximately 4 to 8 inches) in diameter in cassette carriers. The operator inserts the cassettes of wafers in batches into the loadlock, and the pressure inside the loadlock is decreased to create a vacuum, which matches the constant pressure level of the process chamber. A robotic arm, as the wafer transport mechanism, in the center of the loadlock transfers wafers one at a time from the cassettes to the process chamber and, upon completion of the deposition process, returns the finished wafers to the cassettes. The loadlock isolates the process chamber from the fabrication environment, permitting the process chamber to remain at constant temperature and pressure while wafers are transferred from the cleanroom to the loadlock and from the loadlock to the process chamber. These stable process chamber conditions enhance film quality, process repeatability, and throughput. The loadlock design also reduces particulate contamination because the robotic arm is the only moving mechanism in the loadlock and because the wafer cassettes are isolated from the cleanroom.

     The process chamber for the Concept One-Dielectric has six or eight stations depending on the particular model. One station is used as a load/unload site and the remaining five or seven stations are used for wafer deposition. Each deposition station employs a dedicated shower head which delivers gases and plasma energy to the wafer surface. In a six station process chamber for example, each wafer moves through the system and stops at each of the five deposition stations to receive one-fifth of its preprogrammed film thickness. Some CVD products, called "single wafer" systems, process only one wafer at a time in a process chamber, while multistation continuous process systems, like the Concept One, can process numerous wafers at the same time.
The continuous processing capabilities of a multistation system generally enable such systems to attain higher throughput while using a less critical, more repeatable process than would be required for a single wafer system at equivalent throughput levels. This multiple deposition design also results in greater film uniformity and improved film quality because small variations in deposition at any single station tend to be offset by deposition of the same film at other stations.

     After the entire batch of up to 75 wafers has been processed and returned to the cassettes, an automatic cleaning cycle in the process chamber removes residual deposition materials, which could otherwise cause particulate contamination in a subsequent deposition process. During this cleaning cycle, the loadlock automatically returns to atmospheric pressure, enabling the operator to remove the cassettes of finished wafers without impacting system throughout.

     The Concept One-Dielectric uses electrical, radio frequency (RF) plasma energy to enhance thermal energy, enabling the system to process wafers at a relatively low temperature, thereby reducing the risk of heat damage to existing metal layers during processing. The system also suppresses hillock formation by limiting the time that the wafer is exposed to elevated temperatures prior to deposition. The wafer is heated for 10 seconds or less in advance of deposition in the Concept One-Dielectric, which the Company believes is one of the shortest preheat times of any CVD system. Stress related defects are addressed through the system by addition of a proprietary dual frequency, "stress control" option which the Company offers. The system's vacuum loadlock reduces the level of particulates, thereby improving film quality by isolating the process chamber of the Concept One-Dielectric from temperature and pressure fluctuations. In addition, the automatic cleaning capability and relatively simple mechanical design of the system reduce particulate contaminants and thereby increase yields and film quality.

     In 1995, the Company introduced an extension to its Concept One-Dielectric system, the Concept One Maxus. The Maxus extends the Company's leadership in nitride passivation by enhancing the nitride deposition rate while retaining superior nitride film performance. It also enhances the gap fill capability of TEOS films by enabling fluorinated-TEOS (F-TEOS) processing for .35 micron gap fill. F-TEOS enables the customer to lower the dielectric constant to 3.7, an important capability in enhancing device performance.

     The Maxus is available on both the Concept One and Concept Two platform.

CONCEPT ONE-W

     The Concept One-W was introduced in 1990 to address the tungsten CVD market. The Concept One-W deposits blanket tungsten metal films, which are increasingly used in advanced semiconductor devices to connect multiple metal layers in the integrated circuit. Like the Concept One-Dielectric, the Concept One-W uses a multistation, sequential deposition design that achieves high throughput with desirable film properties for the entire range of film thickness. The Concept One-W also uses an approach patented by the Company to provide full-coverage frontside tungsten deposition while preventing deposition of tungsten on the backside of the wafer. This capability helps prevent the generation of damaging particles on the wafer and eliminates the need for time-consuming etching on the backside of the wafer to remove the film.

     During 1993, the Concept One-W successfully completed a 21 day, 24 hour per day wafer manufacturing trial at SEMATECH, a U.S. semiconductor industry consortium. The results of this extended manufacturing trial demonstrated that the Concept One-W achieved or surpassed all program goals, which included system availability, film uniformity, particulates and other film properties. SEMATECH has also announced that the Concept One-W was one group of U.S. manufactured semiconductor production tools capable of producing devices with 0.35 micron geometries. The success of the Concept One-W in these SEMATECH trials was a major milestone for the Company in attaining market acceptance for the Concept One-W at major U.S. semiconductor manufacturers and in enabling the Company to penetrate certain of these important accounts.

CONCEPT TWO

     The Concept Two, which was introduced in November 1991, is a modular, integrated production system that is capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers around a common, automated robotic wafer handler. The Concept Two enables the semiconductor manufacturer to increase production throughput and system capability as needed without equipment replacement by adding additional process modules through the Concept Two's modular configuration. The Concept Two was initially available with a tungsten process chamber and a PVD process module for deposition of certain metal layers. In late 1994, a dielectric process module became available for Concept Two systems. The Concept Two has been designed to be compatible with the modular equipment interface standard established by the Modular Equipment Standards Committee (MESC), which is sponsored by SEMATECH.

     The Concept Two in a typical configuration incorporates a central cassette module and wafer handler that interfaces with the cleanroom and has multiple interfaces for process or transport modules. The cassette module manages wafer movement through its robotics between the various processing stations that can be included in a particular Concept Two configuration. Different cassette modules are available depending on the customer requirements. An optional isolation chamber is also available that is connected to the cassette module to connect high vacuum process chambers and other portions of the system.

     In 1993, the Company introduced the Concept Two-ALTUS, which combines the modular architecture of the Concept Two system with an advanced tungsten CVD process chamber. The system features a new dual loadlock cassette module with full factory automation capability to meet the high throughput requirements of high volume automated eight inch wafer fabs. This dual loadlock cassette handler permits continuous operation of the process chamber with one loadlock, while a second loadlock is simultaneously being loaded or unloaded by the operator in the cleanroom. Through its modular configuration, the Concept Two enables the semiconductor manufacturer to combine multistation modules for slower processes with single wafer modules for faster processes to balance the throughput of the overall system. A dielectric version of the Concept Two ALTUS, the Concept Two SEQUEL, was shipped in late 1994. This new system brings the same level of factory automation and throughput to the dielectric market as the ALTUS does to the metals market. The Concept Two SEQUEL was initially shipped in a single chamber version targeted at thin dielectric films used in volume 200mm IMD production applications.

     In 1994, the Company introduced the Concept Two-Dual ALTUS tungsten deposition system. The Dual ALTUS features the production proven performance of Novellus' tungsten CVD chamber in a dual chamber configuration that delivers the throughput power to dramatically lower the cost of tungsten deposition. The Company feels that the Dual ALTUS is the best solution in the industry for very high volume 200mm wafer fabs producing state-of-the-art 0.35um semiconductor devices.

     Subsequent to 1994, the Company has continued to expand its Concept Two product offerings as follows:

CONCEPT TWO DUAL SEQUEL

     This dual chamber version of the SEQUEL dielectric family is designed for high throughput deposition of thick films, such as layers before CMP (chemical-mechanical planarization), and dual layer passivation films. It utilizes two process chambers to provide the throughput power of twelve stations, resulting in dramatic improvements in productivity for these types of films.

CONCEPT TWO SEQUEL-S

     This enhanced version of the SEQUEL system offers improved throughput performance for both thick and thin dielectric films, while occupying 40% less space than previous versions. It also provides a range of improved maintainability features and design enhancements that reduce customer facilities costs. It is available in both single and dual chamber versions.

     In addition, in 1995 the Company began accepting orders for its Concept Two Titanium Nitride (TiN) system. This system will be used to form a high quality, low cost barrier/adhesion layer prior to depositing tungsten (W).

CONCEPT TWO SPEED

     Introduced in February 1996, SPEED is the Company's advanced dielectric gap fill system, the semiconductor capital equipment industry's first high-density plasma deposition solution capable of high-volume manufacturing. Speed is targeted for advanced inter-metal dielectric (IMD) deposition for
0.35 micron devices and below. The IMD market is the largest segment in dielectric CVD and is also the fastest growing. Speed is offered either as a stand alone gap fill system or integrated with the Concept Two SEQUEL to provide a complete high-throughput, low-cost gap fill and chemical mechanical polishing cap layer solution for logic manufacturing. The system utilizes a patented hemispherical source design and a proprietary electrostatic chuck to provide excellent fill, superior reproducibility, low damage and high throughput. The Company is shipping initial production deliveries in the first quarter of 1996.

MARKETING, SALES AND SERVICE

     Novellus markets its products worldwide to manufacturers of semiconductors, including both captive fabrication lines, which produce semiconductors primarily for internal consumption, and merchant semiconductor manufacturers, which produce semiconductors primarily for sales to third party customers. In North America, the Company sells products primarily through a direct sales force. It has one manufacturer's representative. The Company's U.S. sales and support offices are located in Boston, Austin, Dallas, Phoenix, Hopewell Junction, New York, Williston, Vermont and Beaverton, Oregon. In Europe, the Company's products are predominantly sold through a wholly owned subsidiary, Novellus Systems, Ltd, which has a sales and support facility outside London and in Scotland. The Company also has a sales and support office in The Netherlands (Eindhoven). In Asia, the Company sells its products through a wholly owned subsidiary and a distributor in Japan, through wholly owned subsidiaries in Korea, Taiwan, Singapore and Mainland China, and manufacturers representatives in other Asia Pacific countries. The

Company's Japanese subsidiary maintains four offices in Japan located outside Tokyo and in Kyoto and Fukuoka. The Company also has one sales and support office located in Seoul, Korea. In 1994, the Company established a sales and service office in Taiwan, and in 1995, the Company formed sales and service offices in Singapore and Mainland China (Shanghai).

     The ability to provide prompt and effective field support is critical to the Company's sales efforts, due to the substantial operational and financial commitments made by customers that purchase a CVD system. The Company's strategy of supporting its installed base through both its customer support and research and development groups has served to encourage use of the Company's systems in production applications and has accelerated penetration of certain key accounts. The Company believes that its marketing efforts are enhanced by the technical expertise of its research and development personnel who provide customer process support and participate in a number of industry forums such as conferences and publications.

     The Company believes that its ability to service its customers is enhanced by the design simplicity of its systems. The Company generally warrants its products against defects in design, materials, and workmanship. In 1992, the Company became the first semiconductor equipment manufacturer to extend its warranty to 24 months from shipment and in 1993 also included the cost of all consumable parts in the system and preventative maintenance parts. The Company offers maintenance contracts as an additional service to its customers.
For the years ended December 31, 1995 and 1994, respectively, one customer, Seki Technotron (a distributor in Japan), accounted for 11% and 13% of the Company's net sales, respectively. For the year ended December 31, 1993, an additional customer, Advanced Micro Devices, accounted for 12% of net sales.

     Export sales for the year ended December 31, 1995 were approximately $137.0 million, or 37% of net sales. For the years ended December 31, 1993, and 1994, export sales were $36.1 million and $92.9 million, respectively, or 32% and 41%, respectively. Export sales do not include sales made by the Company's Japanese subsidiary. Export sales increased due to strong international demand for semiconductor processing equipment, particularly in the Far East.

     Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in 1995 and 1994 accounted for 58% and 65% of net sales, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future.

BACKLOG

     As of December 31, 1995, the Company's backlog was $151,456,000, as compared to a backlog of $102,184,000 at December 31, 1994. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers with limited or no penalties. Because of orders received in the same quarter in which a system is shipped, possible changes in system delivery schedules, cancellations of orders and delays in systems shipments, the Company's backlog at any particular date is not necessarily a reliable indicator of actual sales for any succeeding period.

RESEARCH AND DEVELOPMENT

     The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. The Company's ability to remain competitive in this market will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and on a timely and cost-effective basis. Accordingly, the Company devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with its customers to remain responsive to their product needs.

     The Company's current research and development efforts are directed at development of new systems and processes and improving existing system capabilities. The Company is focusing its research and development efforts on additional Concept Two modules, gap fill technology, and additional advanced technologies for the next generation of smaller geometry fabrication lines.

     Expenditures for research and development during 1995, 1994 and 1993 were $41,009,000, $26,012,000, and $16,860,000, respectively. The Company expects in future years that research and development expenditures will continue to represent a substantial percentage of net sales.

     The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing its existing products. As is typical in the semiconductor capital equipment market, the Company has experienced delays from time to time in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume in a timely manner would materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense may result. Any of such events could materially adversely affect the Company's business, financial condition and results of operations.

MANUFACTURING

     The Company's manufacturing activities consist primarily of assembling and testing components and subassemblies which are acquired from third party vendors and then integrated into a finished system by the Company. The Company utilizes an outsourcing strategy for the manufacture of major subassemblies and performs system design, assembly and testing in-house. Novellus believes that outsourcing enables it to minimize its fixed costs and capital expenditures while also providing the flexibility to increase production capacity. This strategy also allows the Company to focus on product differentiation through system design and quality control. Through the use of manufacturing specialists, the Company ensures that its subsystems incorporate advanced technologies in robotics, gas panels and microcomputers. The Company works closely with its suppliers on achieving mutual cost reduction through joint design efforts.

     The Company manufactures its system units in clean-room environments which are similar to the clean rooms used by semiconductor manufacturers for wafer fabrication. This procedure is intended to reduce the amount of particulates and other contaminants in the final assembled system, which in turn improves yield and reduces the level of contaminants at the customer level. Following assembly, the completed system is packaged in a plastic shrink wrap to maintain cleanroom standards during shipment.

     Certain of the components and subassemblies included in the Concept One-Dielectric, Concept One-W and Concept Two are obtained from a limited group of suppliers. Although the Company seeks to reduce its dependence on these limited source suppliers, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's operations. Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business and results of operations and could result in damage to customer relationships.

COMPETITION

     Significant competitive factors in the semiconductor equipment market include system performance and flexibility, cost, the size of each manufacturer's installed customer base, capability for customer support and breadth of product line. The Company believes that it competes favorably in the CVD marketplace primarily on the basis of system performance and flexibility, cost and customer support capability.

     The semiconductor equipment industry is highly competitive. The Company faces substantial competition in the markets in which it competes from both established competitors and potential new entrants. In the CVD market, the Company's principal competitor is Applied Materials, Inc., which is a major supplier of CVD systems and has established a substantial base of CVD and other equipment in large semiconductor manufacturers. Certain of the Company's competitors have greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases than the Company. The Company may also face future competition from new market entrants from Japan and other overseas and domestic sources. The Company expects its competitors to continue to improve the design and performance of their products. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer superior price or performance features. In addition, a substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer will be generally reliant upon that equipment for the specific production line application. Accordingly, the Company may experience difficulty in selling a product line to a particular customer for a significant period of time if that customer selects a competitor's product. Increased competitive pressure could lead to lower prices for the Company's products, thereby adversely affecting the Company's operating results. There can be no assurance that the Company will be able to compete successfully in the future.

PATENTS AND PROPRIETARY RIGHTS

     The Company intends to continue to pursue primarily the legal protection of its technology through patent and trade secret protection. The Company currently holds nine patents in the United States, some with pending foreign counterparts, has ten patent applications pending in the United States and intends to file additional patent applications as appropriate. There can be no assurance that patents will issue from any of these pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others.

     On January 30, 1995, Applied Materials, Inc. (Applied) filed suit against the Company in the United States District Court, Northern District (the Court), alleging that the Company's TEOS products infringe one of Applied's patents that was issued in November 1994. Applied is requesting injunctive relief to enjoin the Company from allegedly infringing the subject patent, and is seeking unspecified damages for alleged past infringement, treble damages for alleged willful infringement and attorneys' fees and costs related to the suit. The Company filed counterclaims against Applied seeking a declaration that the subject patent is not infringed and is invalid and unenforceable, and seeking an injunction and unspecified actual and punitive damages from Applied in connection with certain conduct by Applied concerning the Company's customers. On April 12, 1995, the Court severed and stayed discovery on the Company's counterclaim against Applied in which the Company seeks an injunction against and damages from Applied in connection with certain conduct by Applied concerning the Company's customers.

     On September 15, 1995, the Company filed suit in the United States District Court, Northern District of California against Applied alleging that Applied's Tungsten products infringe U.S. Patent No. 5,238,499 ('449 patent) issued August 24, 1993 and assigned to the Company. The Company is requesting injunctive relief to enjoin Applied from infringing the '499 patent, and is seeking unspecified damages for past infringement, treble damages for willful infringement, and attorney's costs and fees related to the suit.

     Also on September 15, 1995 Applied filed suit against the Company in United States District Court, Northern District of California, alleging that one of the Company's Tungsten processes infringes on U.S. Patent No. 5,028,565 ('565 patent) issued July 2, 1991 and assigned to Applied. Applied is requesting injunctive relief to enjoin the Company from infringing the '565 patent, and is seeking unspecified damages for past infringement, treble damages for willful infringement, and attorney's costs and fees related to the suit. Applied is also requesting a finding that Applied has not infringed on any valid claims of the Company's '499 patent, and that the '499 patent is invalid and void.

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

     The Company intends to vigorously pursue its claims and counterclaims, and defend Applied's claims. Management's expectations are that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, cash flows, or results of operations, however based on future developments, management's estimate of the ultimate outcome could change in the near term.

     In addition, in the normal course of business, the Company from time to time receives inquiries with regard to possible other patent infringements. The Company believes it is unlikely that the outcome of the patent infringement inquiries will have a material adverse effect on the Company's financial position or results of operations.

     There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although the Company is not aware of any infringement by its products of any patents or proprietary rights of others except as claimed by Applied, further commercialization of the Company's products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's financial condition and results of operations.

OTHER CAUTIONARY STATEMENTS

     Certain of the statements contained in this Annual Report on Form 10-K are forward-looking statements that involve a number of risks and uncertainties, in addition to those risks and uncertainties described above. These additional risks and uncertainties could cause actual results to differ materially from those described herein and include the following:

     - MARKET RISK. The Company's business depends predominantly on capital expenditures of semiconductor manufacturers, which, in turn, depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically been very cyclical and has experienced periodic downturns, which have had a material adverse effect on the semiconductor industry's demand for semiconductor processing equipment, including equipment manufactured and marketed by the Company. No assurance can be given that the Company's net sales and operating results will not be adversely affected if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future. In addition, the semiconductor equipment industry is highly competitive, and subject to rapid change and new products and enhancements.

     - COMPETITION. The Company faces substantial competition in each of the markets in which it sells its products. Certain of the Company's competitors are larger, and have greater resources, financial and otherwise, than the Company. There can be no assurance that the Company will be successful, or as successful as its competitors, in selecting, developing, manufacturing, and marketing its new products, or enhancing its existing products. Failure to successfully develop new products could materially adversely affect the Company's business, financial condition, and results of operations.

     - PATENTS AND PROPRIETARY RIGHTS. There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. The Company is currently involved in such litigation (see Note 9 to the consolidated financial statements), and, although it is not aware of any infringement by its products of any patent or proprietary rights of others, it could become involved in additional litigation in the future. Although the Company does not believe the outcome of the current litigation will have a material impact on the Company's financial condition or results of operations, no assurances can be given that this litigation or future litigation will not have such an impact.

     - INTERNATIONAL OPERATIONS. Export sales accounted for approximately 37%, 41%, and 32% of net sales in 1995, 1994, and 1993, respectively. The Company anticipates that export sales will account for a significant portion of net sales in the foreseeable future. As a result, a significant portion of the Company's sales will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, difficulties in managing distributors, potentially adverse tax consequences, and the possibility of difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products. The Company cannot predict whether quotas, duties, taxes, or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, sales of systems shipped by the Company's Japanese subsidiary are denominated in Japanese Yen. The Company sells the systems to its Japanese subsidiary in U.S. Dollars. It then enters into forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. Dollars recorded by the Japanese subsidiary.

EMPLOYEES

     At December 31, 1995, the Company had 790 full time employees.

     The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers and technicians, as well as marketing, sales, service and other key personnel, who in each case are in great demand. There can be no assurance that the Company will be successful in retaining or recruiting key personnel.

     None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown, or strike. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The Company's operations are conducted primarily in four buildings located near each other in San Jose, California. The first serves as corporate headquarters and consists of 42,048 square feet under a sublease that expires in 1999. The second is used for research and development and customer demonstrations. It consists of 58,000 square feet under a lease that expires in 2001. The third is used primarily for manufacturing and contains 42,624 square feet under a lease that expires in 1997 (with an option to renew through 2001). The fourth consists of 59,904 square feet under two subleases that expire in 1998 and 1999, and is used primarily for sales and service office space and warehousing.

     The Company also operates facilities in Machida, Tokyo Prefecture and Sagamihara, Kanagawa Prefecture, Japan. The former serves as corporate headquarters and sales offices and the latter as a service, technology, and customer demonstration center for the Company's Japanese subsidiary. The facility in Machida is operated under a two year lease expiring in 1996. The facility in Sagamihara is operated under a lease of two years with options to renew every two years up to a total of ten years. If all the options to renew are exercised, the lease would end in 2001.

     The Company leases various other smaller facilities worldwide which are used as sales and customer service centers.

     In January 1996, the Company entered into certain agreements which, if consummated, will result in the leasing of five buildings, three of which are already under lease or sublease.

ITEM 3.  LEGAL PROCEEDINGS

     See Item 1, Patents and Proprietary Rights.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is included under "Stock Information" on page 21 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is included under "Selected Consolidated Financial Data" on page 17 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-20 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included on pages 21-33 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference. Such information is listed under Item 14 of Part IV of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included under "Proposal No. 1:
Election of Directors," "Other Information - Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement to be filed in connection with its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under "Other Information
- Executive Compensation" in the Company's Proxy Statement to be filed in connection with its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under "Other
Information - Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under "Other
Information - Certain Transactions" in the Company's Proxy Statement to be filed in connection with its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) 1.   FINANCIAL STATEMENTS.  The following financial statements and schedules of the Registrant are contained on pages 21-33 of the Company's 1995 Annual Report to Shareholders and are incorporated herein by reference:

               Report of Ernst & Young, LLP Independent Auditors.

               Consolidated Balance Sheets at December 31, 1995 and 1994.

               Consolidated Statements of Income for each of the three years in the period ended December 31, 1995.

               Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1995.

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995.

               Notes to Consolidated Financial Statements.

          2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules for each of the three years in the period ended December 31, 1995 are filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

               Schedule II - Valuation and Qualifying Accounts.

               Schedules not listed above have been omitted because they are either inapplicable or the required information has been given in the financial statements or the notes thereto.

     (b)  REPORTS ON FORM 8-K.  None filed during quarter ended
December 31, 1995.

     (c)  Exhibits.


   3.1 (5)  Amended and Restated Articles of Incorporation of Registrant.
   3.2 (1)  Form of Bylaws of Registrant, as amended to date.
   4.1 (1) Registration Rights Agreement dated December 21, 1987 between Registrant, holders of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Warrants to purchase Series B and Series C Preferred Stock and Robert F. Graham, and amendment thereto.
  10.1 (8) Credit Agreement dated June 23, 1992 between Registrant and Bank of America National Trust and Savings Association.
  10.2 (9) First Amendment dated May 1, 1993 to Credit Agreement dated June 23, 1992 between Registrant and Bank of America National Trust and Savings Association.
  10.3(10)  Second Amendment dated April 30, 1994 to Credit Agreement dated
            June 23, 1992 between Registrant and Bank of America National Trust and Savings Association.
  10.4 Third Amendment dated April 28, 1995 to Credit Agreement dated June 23, 1992 between Registrant and Bank of America National Trust and Savings Association.
  10.5 (9) Credit Agreement dated April 30, 1993 between Registrant and Sanwa Bank of California, as amended August 19, 1993.
  10.6 (9) Guaranty dated November 29, 1993 between Registrant and The Sanwa Bank Ltd.
  10.7(10) Line of Credit Agreement dated June 13, 1994 between Registrant and Sanwa Bank of California.
  10.8 Amendment dated May 2, 1995 of Commercial Credit Agreement dated June 13, 1994 between Registrant and Sanwa Bank of California.
  10.9 (5) Business Loan Agreement dated August 2, 1990 between Registrant and Silicon Valley Bank.
 10.10 (7)  Change in Terms Agreement dated September 23, 1991 to Business Loan
            Agreement dated August 2, 1990 between Registrant and Silicon Valley Bank.
 10.11 (8)  Change in Terms Agreement dated July 29, 1992 to Business Loan
            Agreement dated August 2, 1990 between Registrant and Silicon Valley Bank.
  10.12(9) Change in Terms Agreement dated May 12, 1993 to Business Loan Agreement dated August 2, 1990 between Registrant and Silicon Valley Bank.
  10.13(9) Modification dated May 12, 1993 to Business Loan Agreement dated August 2, 1990 between Registrant and Silicon Valley Bank, as amended September 23, 1991 and July 29, 1992.
 10.14(10)  Loan Modification Agreement dated July 15, 1995 between Registrant and Silicon Valley Bank.
  10.15(9) Commercial Guaranty dated May 12, 1993 between the Registrant, Silicon Valley Bank and Individual Employees of Novellus
            Systems, Inc.
  10.16(7) Loan and Guaranty Agreement dated November 29, 1991 between Registrant and The Japan Development Bank.
  10.17 Commercial Loan Agreement dated November 15, 1995 between Registrant and Sumitomo Bank of California.
  10.18 Guarantee dated August 31, 1995 between Registrant and The Mitsubishi Bank, Limited.
  10.19(5) Commercial Lease dated October 19, 1990 between Registrant and Sobrato Development Companies #871, concerning property located at 81 Vista Montana, San Jose, California.
  10.20(1) Commercial Lease dated March 11, 1987 between Registrant and California Second, Ltd., concerning property located at 3950 North First Street, San Jose, California.
  10.21(3) First Amendment dated February 8, 1989 to Commercial Lease dated March 11, 1987 between Registrant and California Second Ltd., concerning property located at 3950 North First Street, San Jose, California.

  10.22 Lease dated September 26, 1995 between Registrant and W. F. Batton & Co., Inc. concerning property located at 3590 North First Street, San Jose, California.
  10.23(10) Standard Sublease dated April 28, 1994 between Registrant and
            Granada Computer Services, Inc., concerning property located 3940 North First Street, San Jose, California.
  10.24 Sublease Agreement dated January 13, 1995 between Registrant and LTX Corporation concerning property located at 3970 North First Street, San Jose, California.
  10.25 Assignment and Assumption of Lease dated November 22, 1995 among Registrant, Circadian, Incorporated (Assignor) and California Second, Ltd. (Landlord) concerning property located at 3942 North First Street, San Jose, California.
  10.26 Lease Agreement dated January 11, 1996 between Registrant and South Bay/Fortran concerning property located at 4415 Fortran Court, San Jose, California.
  10.27(1) Commercial Lease dated May 2, 1988 between Registrant and Aetna Life Insurance Company, concerning property located at 12820 Hillcrest Road, Suite 122, Dallas, Texas.
  10.28(6) Amendment dated March 27, 1990 to Commercial Lease dated May 2, 1988 between Registrant and Aetna Life Insurance Company, concerning property located at 12820 Hillcrest Road, Suite 122, Dallas, Texas.
  10.29(9) Amendment dated March 29, 1993 to Lease dated May 2, 1993 between Registrant and Aetna Life Insurance Company, concerning property located at 12820 Hillcrest Road, Suite 122, Dallas, Texas.
  10.30(10) Standard Office Building Lease Agreement dated August 15, 1994 between Registrant and Aetna Life Insurance Company concerning property located at 12840 Hillcrest Road, Suite 104, Dallas, Texas.
  10.31(6) Lease Agreement dated May 1, 1990 between Registrant and East Williston Road Associates, concerning property located at One Blair Park, Blair Park, Williston, Vermont.
  10.32(7) Amendment dated May 23, 1991 to Lease Agreement dated May 1, 1990 between Registrant and East Williston Road Associates, concerning property located at One Blair Park, Blair Park, Williston, Vermont.
  10.33(9)  Letter Extension dated October 25, 1993 to Lease Agreement dated
            May 1, 1990 between Registrant and East Williston Road Associates, concerning property located at One Blair Park, Blair Park, Williston, Vermont.
  10.34 Addendum dated August 10, 1995 to Lease Agreement dated May 1, 1990 between Registrant and East Williston Road Associates, concerning property located at One Blair Park, Blair Park, Williston, Vermont.
  10.35(7) Office Lease dated July 1, 1991 between Registrant and Ray Prather, concerning property located at 4090 W. State Street, Boise, Idaho.
  10.36(8) Office Lease dated January 29, 1992 between Registrant and Alan Arkawy, concerning property located at 1123 Route 52, Fishkill, New York.
  10.37 Lease dated August 14, 1995 between Registrant and East Fishkill Corporate Park Investments concerning property located at 25 Corporate Park Drive, Route 52, East Fishkill, New York.
  10.38(7) Commercial Lease dated February 1, 1991 between Registrant (Nippon Novellus Systems, K.K.) and Tenko, K.K., concerning property located at 1-12-3 Kamitsuruma, Sagimihara City, Kanagawa Prefecture, Japan.
  10.39(8) Commercial Lease dated June 15, 1992 between Registrant (Novellus Systems, Ltd.) and Exploitatiemaatschappij Dillenberg B.V., concerning property located at Dillenburgstraat 5-B Eindhoven, The Netherlands.
  10.40(8) Commercial Lease dated March 26, 1992 between Registrant (Novellus Systems, Ltd.) and W.B. Properties Ltd., concerning property located at 1 to 5 Pyrford Road, West End Garage, West Byfleet, Surrey, United Kingdom.

  10.41(9) Lease dated August 17, 1993 between Registrant and OTR, acting as the duly authorized nominee of the Board of State Teachers Retirement System of Ohio, concerning property located at 1701 Directors Boulevard, Austin, Texas.
  10.42 Lease Agreement dated May 26, 1995 between Registrant and OTR, acting as the duly authorized nominee of the Board of State Teachers Retirement System of Ohio, concerning property located at 1701 Directors Boulevard, Austin, Texas.
  10.43(9) Lease dated November 2, 1993 between Registrant and Arnbil Associates, concerning property located at 5 Mount Royal Avenue, Marlborough, Massachusetts.
  10.44(9) Lease dated November 4, 1993 between Registrant and Canterbury Associates, concerning property located at 19 Walnut Hill Road, Poughkeepsie, New York.
  10.45(9) Lease dated November 17, 1992 between Registrant and Aetna Casualty and Surety Company, concerning property located at Two Gateway, Suite 420, Phoenix, Arizona.
  10.46(9) First Amendment dated November 30, 1993 to Lease dated November 17, 1992 between Registrant and Aetna Casualty and Surety Company, concerning property located at Two Gateway, Suite 420, Phoenix, Arizona.
  10.47(9) Lease dated April 25, 1990 between Registrant and Korea Women's Missionary Union.
  10.48 Office Rental Contract dated November 28, 1994 between Registrant (Novellus Systems Korea Co., Ltd.) and Suh Won Building Management Company concerning property located at 57 Garak-Dong Songpa-Gu, Seoul, Korea.
  10.49 Sublease executed February 2, 1995 between Registrant (Novellus Systems, Ltd.) and Leyland DAF Finance PLC with the consent of Central Regional Council concerning property located at the Upper Ground Floor (East Wing), The Forum, Callendar Business Park, Falkirk, Scotland.
  10.50 Commercial Lease Agreement dated February 1, 1996 between Registrant and Faison & Associates, Inc. d/b/a Southland Management Company, not individually, but solely as Management and Leasing Broker for Plaza Central I concerning property located at 6220 S. Orange Blossom Trail, Suite 186, Orlando, Florida.
  10.51 Office Lease dated March 20, 1995 between Registrant and Hartford Underwriters Insurance Company concerning property located at 15350 North West Greenbrier Parkway, Suite B-340, Beaverton, Oregon.
  10.52 Lease dated February 15, 1995 between Registrant (Novellus Systems Taiwan) and Mr. Woo-Shung Lin and Mr. Wing-Yee Lee concerning property located at 5F-1, No. 295, Sec. 2, Kwang Fu Road, Hsinchu, Taiwan R.O.C. (English translation of original exhibit in the Chinese language).
  10.53(2) Equipment Lease dated March 28, 1989 between Registrant and Matsco Leasing Company.
  10.54(7) Distribution Agreement dated April 1, 1991 between Registrant and Seki Technotron Corporation.
  10.55(9) First Amendment dated January 1, 1993 to Distribution Agreement dated April 1, 1991 between the Registrant and Seki Technotron Corporation.
  10.56 Distribution Agreement dated January 1, 1996 between Registrant and Seki Technotron Corporation.
 *10.57(7)  Registrant's Amended and Restated 1984 Stock Option Plan, together with forms of agreements thereunder.
 *10.58(9)  Registrant's 1992 Stock Option Plan, together with forms of agreements thereunder.
 *10.59(8)  Registrant's 1992 Employee Stock Purchase Plan.
 *10.60(1) Form of Agent Indemnification Agreement and amendment thereto. *10.61(4) Employment Agreement dated June 1, 1989 between Registrant and Evert van de Ven.
 *10.62(8)  Employment Agreement dated as of June 15, 1992 between the
            Registrant and Peter Hanley.
 *10.63(9)  Offer Letter Agreement dated November 1, 1993 between Registrant and
            Richard S. Hill.
 *10.64(8)  Promissory Note secured by Deed of Trust between Registrant and
            Daniel Queyssac secured by property located at 6051 Reston Road, Care Creek, Arizona.

            property located at 6051 Reston Road, Care Creek, Arizona.
      13.1 Registrant's 1995 Annual Report to Shareholders (only portions of this document specifically incorporated herein by reference are included in this exhibit).
      22.1  Subsidiaries of Registrant.
      23.1  Consent of Ernst & Young, LLP, Independent Auditors.
      25.1  Powers of Attorney (see page 22).
___________
(1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1, File No. 33-23011, which was declared effective August 11, 1988.
(2) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989.
(3) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1, File No. 33-28108, which was declared effective May 2, 1989.
(4) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1990.
(5) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1, File No. 33-37607, which was declared effective November 19, 1990.
(6) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1991.
(7) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1992.
(8) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.
(9) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 1994.
(10) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 1995.

*     Management contracts or compensatory plans or arrangements.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 13th day of March, 1996.

                                        NOVELLUS SYSTEMS, INC.

                                        By:    /s/William J. Wall
                                           -------------------------------------
                                           William J. Wall
                                           VICE PRESIDENT, FINANCE AND
                                           ADMINISTRATION,
                                           CHIEF FINANCIAL OFFICER AND SECRETARY

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard S. Hill and William J. Wall, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     SIGNATURE                      CAPACITY                          DATE
     ---------                      --------                          ----

/s/Richard S. Hill       President, Chief Executive Officer      March 13, 1996
----------------------   and Director (Principal Executive
Richard S. Hill          Officer)

/s/William J. Wall       Vice President, Finance and             March 13, 1996
----------------------   Administration, Chief Financial
William J. Wall          Officer and Secretary (Principal
                         Financial and Accounting Officer)

/s/Robert F. Graham      Chairman of the Board of Directors      March 13, 1996
----------------------
Robert F. Graham

                         Director                                March   , 1996
----------------------
D. James Guzy

/s/Tom Long              Director                                March 13, 1996
----------------------
Tom Long

/s/Glen Possley          Director                                March 13, 1996
----------------------
Glen Possley

/s/Robert H. Smith       Director                                March 13, 1996
----------------------
Robert H. Smith

/s/Joseph Van Poppelen   Director                                March 13, 1996
----------------------
Joseph Van Poppelen

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                ($ IN THOUSANDS)




Description                        Balance at     Charged        Deductions(1)  Balance at
-----------                        Beginning      to Costs       -------------    End of
                                   of Period        and                           Period
                                   ---------      Expenses                       ---------
                                                  --------

Year Ended December 31, 1993
  Allowance for Doubtful Accounts  $   740        $    178       $ 119           $   799
Year Ended December 31, 1994
  Allowance for Doubtful Accounts      799           1,097         135             1,761
Year Ended December 31, 1995
  Allowance for Doubtful Accounts    1,761             495          60             2,196
_______________




(1)  Charges for uncollectable accounts

                                INDEX TO EXHIBITS
EXHIBIT NUMBER                      DOCUMENT                      SEQUENTIALLY
--------------                      --------                      NUMBERED PAGE
                                                                  -------------

   3.1 (5)  Amended and Restated Articles of Incorporation
            of Registrant. . . . . . . . . . . . . . . . . . . .
   3.2 (1)  Form of Bylaws of Registrant, as amended
            to date. . . . . . . . . . . . . . . . . . . . . . .
   4.1 (1)  Registration Rights Agreement dated
            December 21, 1987 between Registrant, holders
            of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Warrants to purchase Series B and Series C Preferred Stock and Robert F. Graham, and amendment thereto. . . . .
  10.1 (8) Credit Agreement dated June 23, 1992 between Registrant and Bank of America National Trust and Savings Association. . . . . . . . . . . . . . .
  10.2 (9) First Amendment dated May 1, 1993 to Credit Agreement dated June 23, 1992 between Registrant and Bank of America National Trust and Savings
            Association. . . . . . . . . . . . . . . . . . . . .
 10.3 (10)  Second Amendment dated April 30, 1994 to Credit
            Agreement dated June 23, 1992 between Registrant
            and Bank of America National Trust and Savings
            Association. . . . . . . . . . . . . . . . . . . . .
      10.4 Third Amendment dated April 28, 1995 to Credit Agreement dated June 23, 1992 between Registrant and Bank of America National Trust and Savings
            Association. . . . . . . . . . . . . . . . . . . . .
  10.5 (9) Credit Agreement dated April 30, 1993 between Registrant and Sanwa Bank of California, as amended August 19, 1993. . . . . . . . . . . . . . .
  10.6 (9)  Guaranty dated November 29, 1993 between Registrant and The Sanwa Bank Ltd.  . . . . . . . . . . . . . .
 10.7 (10)  Line of Credit Agreement dated June 13, 1994
            between Registrant and Sanwa Bank of California. . .
      10.8 Amendment dated May 2, 1995 of Commercial Credit Agreement dated June 13, 1994 between Registrant and Sanwa Bank of California.. . . . . . . . . . . .
  10.9 (5)  Business Loan Agreement dated August 2, 1990
            between Registrant and Silicon Valley Bank.. . . . .
  10.10(7)  Change in Terms Agreement dated
            September 23, 1991 to Business Loan Agreement
            dated August 2, 1990 between Registrant and
            Silicon Valley Bank. . . . . . . . . . . . . . . . .
 10.11 (8)  Change in Terms Agreement dated July 29, 1992
            to Business Loan Agreement dated August 2, 1990
            between Registrant and Silicon Valley Bank.. . . . .
  10.12(9) Change in Terms Agreement dated May 12, 1993 to Business Loan Agreement dated August 2, 1990 between Registrant and Silicon Valley Bank.. . . . .
  10.13(9)  Modification dated May 12, 1993 to Business
            Loan Agreement dated August 2, 1990 between
            Registrant and Silicon Valley Bank, as amended
            September 23, 1991 and July 29, 1992.. . . . . . . .
 10.14(10)  Loan Modification Agreement dated July 15, 1995
            between Registrant and Silicon Valley Bank.. . . . .

                                INDEX TO EXHIBITS
EXHIBIT NUMBER                      DOCUMENT                      SEQUENTIALLY
--------------                      --------                      NUMBERED PAGE
                                                                  -------------

  10.15(9)  Commercial Guaranty dated May 12, 1993 between
            the Registrant, Silicon Valley Bank and Individual
            Employees of Novellus Systems, Inc.. . . . . . . . .
  10.16(7) Loan and Guaranty Agreement dated November 29, 1991 between Registrant and The Japan Development Bank. .
     10.17 Commercial Loan Agreement dated November 15, 1995 between Registrant and Sumitomo Bank of California .
     10.18  Guarantee dated August 31, 1995 between Registrant
            and The Mitsubishi Bank, Limited . . . . . . . . . .

  10.19(5) Commercial Lease dated October 19, 1990 between Registrant and Sobrato Development Companies #871, concerning property located at 81 Vista Montana,
            San Jose, California.. . . . . . . . . . . . . . . .
  10.20(1) Commercial Lease dated March 11, 1987 between Registrant and California Second, Ltd., concerning property located at 3950 North First Street,
            San Jose, California.. . . . . . . . . . . . . . . .
  10.21(3)  First Amendment dated February 8, 1989 to
            Commercial Lease dated March 11, 1987 between Registrant and California Second Ltd., concerning property located at 3950 North First Street,
            San Jose, California.. . . . . . . . . . . . . . . .
     10.22 Lease dated September 26, 1995 between Registrant and W. F. Batton & Co., Inc. concerning property located at 3590 North First Street, San Jose,
            California.. . . . . . . . . . . . . . . . . . . . .
 10.23(10)  Standard Sublease dated April 28, 1994 between
            Registrant and Granada Computer Services, Inc., concerning property located 3940 North First
            Street, San Jose, California.. . . . . . . . . . . .
     10.24  Sublease Agreement dated January 13, 1995
            between Registrant and LTX Corporation
            concerning property located at 3970 North
            First Street, San Jose, California.. . . . . . . . .
     10.25  Assignment and Assumption of Lease dated
            November 22, 1995 among Registrant,
            Circadian, Incorporated (Assignor) and
            California Second, Ltd. (Landlord) concerning property located at 3942 North First Street,
            San Jose, California . . . . . . . . . . . . . . . .
     10.26 Lease Agreement dated January 11, 1996 between Registrant and South Bay/Fortran concerning property located at 4415 Fortran Court, San
            Jose, California.. . . . . . . . . . . . . . . . . .
  10.27(1) Commercial Lease dated May 2, 1988 between Registrant and Aetna Life Insurance Company, concerning property located at 12820 Hillcrest
            Road, Suite 122, Dallas, Texas.. . . . . . . . . . .
  10.28(6)  Amendment dated March 27, 1990 to Commercial
            Lease dated May 2, 1988 between Registrant
            and Aetna Life Insurance Company, concerning
            property located at 12820 Hillcrest Road,
            Suite 122, Dallas, Texas.. . . . . . . . . . . . . .
  10.29(9)  Amendment dated March 29, 1993 to Lease dated
            May 2, 1993 between Registrant and Aetna Life Insurance Company, concerning property located at 12820 Hillcrest Road, Suite 122, Dallas, Texas. .
 10.30(10)  Standard Office Building Lease Agreement dated
            August 15, 1994 between Registrant and Aetna
            Life Insurance Company concerning

                                INDEX TO EXHIBITS
EXHIBIT NUMBER                      DOCUMENT                      SEQUENTIALLY
--------------                      --------                      NUMBERED PAGE
                                                                  -------------

            property located at 12840 Hillcrest Road, Suite 104,
            Dallas, Texas. . . . . . . . . . . . . . . . . . . .
  10.31(6)  Lease Agreement dated May 1, 1990 between
            Registrant and East Williston Road Associates, concerning property located at One Blair Park,
            Blair Park, Williston, Vermont.. . . . . . . . . . .
  10.32(7) Amendment dated May 23, 1991 to Lease Agreement dated May 1, 1990 between Registrant and East Williston Road Associates, concerning property located at One Blair Park, Blair Park,
            Williston, Vermont.. . . . . . . . . . . . . . . . .
  10.33(9) Letter Extension dated October 25, 1993 to Lease Agreement dated May 1, 1990 between Registrant and East Williston Road Associates, concerning property located at One Blair Park, Blair Park,
            Williston, Vermont.. . . . . . . . . . . . . . . . .
     10.34 Addendum dated August 10, 1995 to Lease Agreement dated May 1, 1990 between Registrant and East Williston Road Associates, concerning property located at One Blair Park, Blair Park,
            Williston, Vermont.. . . . . . . . . . . . . . . . .
  10.35(7) Office Lease dated July 1, 1991 between Registrant and Ray Prather, concerning property located at
            4090 W. State Street, Boise, Idaho.. . . . . . . . .
  10.36(8) Office Lease dated January 29, 1992 between Registrant and Alan Arkawy, concerning property located at 1123 Route 52, Fishkill, New York.. . . .
     10.37  Lease dated August 14, 1995 between Registrant
            and East Fishkill Corporate Park Investments
            concerning property located at 25 Corporate
            Park Drive, Route 52, East Fishkill, New York. . . .
  10.38(7) Commercial Lease dated February 1, 1991 between Registrant (Nippon Novellus Systems, K.K.)
            and Tenko, K.K., concerning property located
            at 1-12-3 Kamitsuruma, Sagimihara City,
            Kanagawa Prefecture, Japan.. . . . . . . . . . . . .
  10.39(8) Commercial Lease dated June 15, 1992 between Registrant (Novellus Systems, Ltd.) and Exploitatiemaatschappij Dillenberg B.V.,
            concerning property located at Dillenburgstraat
            5-B Eindhoven, The Netherlands.. . . . . . . . . . .
  10.40(8) Commercial Lease dated March 26, 1992 between Registrant (Novellus Systems, Ltd.) and W.B. Properties Ltd., concerning property located at 1 to 5 Pyrford Road, West End Garage,
            West Byfleet, Surrey, United Kingdom.. . . . . . . .
  10.41(9)  Lease dated August 17, 1993 between Registrant
            and OTR, acting as the duly authorized nominee
            of the Board of State Teachers Retirement
            System of Ohio, concerning property located at
            1701 Directors Boulevard, Austin, Texas. . . . . . .
     10.42 Lease Agreement dated May 26, 1995 between Registrant and OTR, acting as the duly authorized nominee of the Board of State Teachers Retirement System of Ohio, concerning property located at
            1701 Directors Boulevard, Austin, Texas. . . . . . .
  10.43(9) Lease dated November 2, 1993 between Registrant and Arnbil Associates, concerning property located at 5 Mount Royal Avenue,

                                INDEX TO EXHIBITS
EXHIBIT NUMBER                      DOCUMENT                      SEQUENTIALLY
--------------                      --------                      NUMBERED PAGE
                                                                  -------------

            Marlborough, Massachusetts.. . . . . . . . . . . . .
  10.44(9)  Lease dated November 4, 1993 between Registrant
            and Canterbury Associates, concerning property located at 19 Walnut Hill Road, Poughkeepsie,
            New York.. . . . . . . . . . . . . . . . . . . . . .
  10.45(9)  Lease dated November 17, 1992 between Registrant and Aetna Casualty and Surety Company, concerning property located at Two Gateway, Suite 420,
            Phoenix, Arizona.. . . . . . . . . . . . . . . . . .
  10.46(9) First Amendment dated November 30, 1993 to Lease dated November 17, 1992 between Registrant and
            Aetna Casualty and Surety Company, concerning property located at Two Gateway, Suite 420,
            Phoenix, Arizona.. . . . . . . . . . . . . . . . . .
  10.47(9)  Lease dated April 25, 1990 between Registrant
            and Korea Women's Missionary Union.. . . . . . . . .
     10.48 Office Rental Contract dated November 28, 1994 between Registrant (Novellus Systems Korea Co., Ltd.) and Suh Won Building Management Company concerning property located at 57 Garak-Dong Songpa-Gu,
            Seoul, Korea.. . . . . . . . . . . . . . . . . . . .

     10.49  Sublease executed February 2, 1995 between
            Registrant (Novellus Systems, Ltd.) and Leyland DAF Finance PLC with the consent of Central Regional Council concerning property located at the Upper Ground Floor (East Wing), The Forum, Callendar
            Business Park, Falkirk, Scotland.. . . . . . . . . .
     10.50  Commercial Lease Agreement dated
            February 1, 1996 between Registrant and
            Faison & Associates, Inc. d/b/a Southland
            Management Company, not individually, but
            solely as Management and Leasing Broker for
            Plaza Central I concerning property located at
            6220 S. Orange Blossom Trail, Suite 186,
            Orlando, Florida.. . . . . . . . . . . . . . . . . .
     10.51  Office Lease dated March 20, 1995 between
            Registrant and Hartford Underwriters Insurance Company concerning property located at 15350
            North West Greenbrier Parkway, Suite B-340,
            Beaverton, Oregon. . . . . . . . . . . . . . . . . .
     10.52 Lease dated February 15, 1995 between Registrant (Novellus Systems Taiwan) and Mr. Woo-Shung Lin
            and Mr. Wing-Yee Lee concerning property located
            at 5F-1, No. 295, Sec. 2, Kwang Fu Road,
            Hsinchu, Taiwan R.O.C. (English translation
            of original exhibit in the Chinese language).. . . .
  10.53(2)  Equipment Lease dated March 28, 1989 between
            Registrant and Matsco Leasing Company. . . . . . . .
  10.54(7)  Distribution Agreement dated April 1, 1991
            between Registrant and Seki Technotron Corporation.. 10.55(9) First Amendment dated January 1, 1993 to Distribution
            Agreement dated April 1, 1991 between the Registrant
            and Seki Technotron Corporation. . . . . . . . . . .
     10.56  Distribution Agreement dated January 1, 1996 between
            Registrant and Seki Technotron Corporation.. . . . .
 *10.57(7)  Registrant's Amended and Restated 1984 Stock Option
            Plan, together with forms of agreements thereunder.. *10.58(9) Registrant's 1992 Stock Option Plan, together with forms of agreements thereunder.. . . . . . . . . . .

                                INDEX TO EXHIBITS
EXHIBIT NUMBER                      DOCUMENT                      SEQUENTIALLY
--------------                      --------                      NUMBERED PAGE
                                                                  -------------

 *10.59(8)  Registrant's 1992 Employee Stock Purchase Plan.. . .
 *10.60(1)  Form of Agent Indemnification Agreement and amendment thereto. . . . . . . . . . . . . . . . . . . . . . .
 *10.61(4)  Employment Agreement dated June 1, 1989 between
            Registrant and Evert van de Ven. . . . . . . . . . .
 *10.62(8)  Employment Agreement dated as of June 15, 1992
            between the Registrant and Peter Hanley. . . . . . .
 *10.63(9)  Offer Letter Agreement dated November 1, 1993
            between Registrant and Richard S. Hill.. . . . . . .
 *10.64(8)  Promissory Note secured by Deed of Trust between
            Registrant and Daniel Queyssac secured by property located at 6051 Reston Road, Care Creek, Arizona.. .
      13.1  Registrant's 1995 Annual Report to Shareholders
            (only portions of this document specifically
            incorporated herein by reference are included in
            this exhibit). . . . . . . . . . . . . . . . . . . .
      22.1  Subsidiaries of Registrant.. . . . . . . . . . . . .
      23.1  Consent of Ernst & Young, LLP, Independent Auditors.
      25.1  Powers of Attorney (see page 22).. . . . . . . . . .


___________

(1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1, File No. 33-23011, which was declared effective August 11, 1988.
(2) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989.
(3) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1, File No. 33-28108, which was declared effective May 2, 1989.
(4) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1990.
(5) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1, File No. 33-37607, which was declared effective November 19, 1990.
(6) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1991.
(7) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1992.
(8) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(9) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 1994.
(10) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 1995.

*    Management contracts or compensatory plans or arrangements.