Form 10-Q
period 1996-03-31
NOVELLUS SYSTEMS INC
filed 1996-05-13
CIK 836106

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  D.C.  20549

                                      FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

                                          OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    for the transition period from         to

                                Commission File Number
                                       0-17157
                                       -------

                                Novellus Systems, Inc.
                                ----------------------
                (Exact name of Registrant as specified in its charter)

California                                       77-0024666
- -------------                                    ----------
(State or other jurisdiction                     (I.R.S. Employer
   of incorporation of                            Identification
     organization)                                    Number)

3970 North First Street
San Jose, California
(Address of principal                               95134
executive offices)                                  -----
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


    YES  X     NO

As of April 26, 1996, 16,043,167 shares of the Registrant's common stock, no par value, were issued and outstanding.

                                NOVELLUS SYSTEMS, INC.
                                      FORM 10-Q
                             QUARTER ENDED MARCH 31, 1996

                                        INDEX

Part I:  Financial Information

         Item 1: Condensed Consolidated Financial Statements              Page
                                                                          ----

                   Condensed Consolidated Balance Sheets at
                   March 31, 1996 and December 31, 1995.                    3

                   Condensed Consolidated Statements of Income
                   for the three months ended
                   March 31, 1996 and March 31, 1995.                       4

                   Condensed Consolidated Statements of Cash Flows for
                   the three months ended March 31, 1996
                   and March 31, 1995.                                      5

                   Notes to Condensed Consolidated Financial
                   Statements.                                              6

         Item 2:   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                               8

Part II: Other Information

         Item 6:   Exhibits and Reports on Form 8-K                         10

Signatures                                                                  11

NOVELLUS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)



- ------------------------------------------------------------------------------------
Assets                                                         March 31, December 31,
                                                                 1996       1995 (1)
                                                             (unaudited)
- ------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                     $52,080     $60,114
  Short-term investments                                        106,242      89,685
  Accounts receivable, net                                      116,946     112,088
  Inventories                                                    46,991      36,779
  Deferred taxes                                                 16,280      16,666
  Prepaid and other current assets                                4,105       2,831
                                                              ----------------------
       Total current assets                                     342,644     318,163

Property and equipment:
  Machinery and equipment                                        45,946      41,916
  Furniture and fixtures                                          2,936       2,587
  Leasehold improvements                                         26,981      23,947
                                                              ----------------------
                                                                 75,863      68,450

  Less accumulated depreciation and amortization                 26,238      23,745
                                                              ----------------------
                                                                 49,625      44,705
Other assets                                                      2,664       1,820
                                                              ----------------------
                                                               $394,933    $364,688
                                                              ----------------------
                                                              ----------------------
Liabilities and Shareholders' Equity
- ------------------------------------------------------------------------------------
Current liabilities:
  Current obligations under lines of credit                      $7,062      $7,369
  Accounts payable                                               34,358      32,866
  Accrued payroll and related expenses                           10,706      15,578
  Accrued warranty                                               16,313      15,261
  Other accrued liabilities                                      12,518       9,580
  Income taxes payable                                           14,237      11,252
                                                              ----------------------
       Total current liabilities                                 95,194      91,906

Commitments and contingencies
Shareholders' equity:
   Common stock                                                 120,734     118,423
   Cumulative translation adjustment                                406         764
   Retained earnings                                            178,599     153,595
                                                              ----------------------
       Total shareholders' equity                               299,739     272,782
                                                              ----------------------
                                                               $394,933    $364,688
See accompanying notes.                                       ----------------------
                                                              ----------------------


(1) Derived from December 31, 1995 audited financial statements

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
- ------------------------------------------------------------------
(in thousands, except per share data)            Three Months
(unaudited)                                      Ended March 31,
                                                 1996      1995
- ------------------------------------------------------------------
Net sales                                     $115,284    $76,130
Cost of sales                                   48,419     32,584
                                              --------------------
      Gross profit                              66,865     43,546
Operating expenses
    Research and development                    12,303      8,286
    Selling, general and administrative         17,205     12,241
                                              --------------------
      Total operating expenses                  29,508     20,527
                                              --------------------

Operating income                                37,357     23,019
Interest income, net                             1,888      2,145
                                              --------------------
Income before provision for income taxes        39,245     25,164

Provision for income taxes                      13,736      8,556
                                              --------------------
Net income                                     $25,509    $16,608
                                              --------------------
                                              --------------------

Net income per share                             $1.55      $0.98
                                              --------------------
                                              --------------------

Shares used in per share calculations           16,508     17,015
                                              --------------------
                                              --------------------


See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



- ------------------------------------------------------------------------------------
(in thousands)                                                       Three Months
(unaudited)                                                         Ended March 31,
                                                                    1996       1995
- ------------------------------------------------------------------------------------
Cash flows provided by operating activities:
   Net income                                                     $25,509   $16,608
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                  2,493     1,717
 Changes in operating assets and liabilities
    Accounts receivable                                            (5,216)   (5,524)
    Inventories                                                   (10,376)   (4,959)
    Prepaid taxes and other current assets                           (888)   (1,638)
    Accounts payable                                                1,492       673
    Accrued payroll and related expenses                           (4,872)   (2,994)
    Accrued warranty                                                1,052     1,738
    Other accrued liabilities                                       2,938     1,023
    Income taxes payable                                            3,514     5,508
                                                                ----------------------
       Total adjustments                                           (9,863)   (4,456)
                                                                ----------------------
       Net cash provided by operating activities                   15,646    12,152
                                                                ----------------------

Cash flows from investing activities:
    Maturities and sale (purchases) of Available-For-Sale
     Debt Securities                                              (16,557)      -
    Maturities (purchases)of Held-to-Maturity-Debt Securities         -      (1,143)
    Capital expenditures                                           (7,249)   (1,915)
    (Increase)in other assets                                        (844)     (256)
                                                               ----------------------
       Net cash(used for)investing activities                     (24,650)   (3,314)
                                                               ----------------------
Cash flows from financing activities:
     Proceeds(payments) on lines of credit, net                      (307)      (70)
     Repurchase of common stock                                      (855)   (2,453)
     Proceeds from sale of common stock                             2,132     2,342
                                                               ----------------------
       Net cash provided by (used for)financing activities            970      (181)
                                                               ----------------------
Net increase (decrease)in cash and cash equivalents                (8,034)    8,657
Cash and cash equivalents at the beginning of the period           60,114    45,897
                                                               ----------------------
Cash and cash equivalents at the end of the period                $52,080   $54,644
                                                               ----------------------
                                                               ----------------------
Supplemental Disclosures
Cash paid during the period for:
   Interest                                                          $93         $64
   Income taxes                                                    $9,288     $3,947
Other noncash charges:
   Income tax benefits from employee stock plans                    $529        $708
   Systems and parts transferred from property and equipment
   to inventory                                                      $-         $894
   Systems and parts transferred from inventory to property
   and equipment                                                     $164         $-


See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended December 31, 1995 included in the Annual Report on Form 10-K. The interim financial information is unaudited, but includes all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the three month period ended March 31, 1996 are not necessarily indicative of results expected for the full year.

2. INVENTORIES
Inventories are stated at the lower of cost (first-in, first out) or market. Inventories consisted of the following (in thousands):
- ----------------------------------------------------------------
                                  March 31, 1996    Dec. 31, 1995
- ----------------------------------------------------------------
Purchased parts                         $23,968          $17,571
Work-in-process                          16,086           14,550
Finished goods                            6,937            4,658
                                      ---------      -----------
                                        $46,991          $36,779
                                      ---------      -----------
                                      ---------      -----------

3. LINES OF CREDIT
The Company has lines of credit with four banks under which the Company can borrow up to $10,000,000 at the banks' prime rate which expire at various dates through April 1997. A portion of this facility ($8,000,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At March 31, 1996, there were no borrowings by the parent company, and $7,062,000 by the subsidiary.

4. NET INCOME PER SHARE
Net income per share is based on weighted average common and dilutive common equivalent shares outstanding during the period. Stock options are considered common stock equivalents and are included in the weighted average computation using the treasury stock method.

5. COMMON STOCK REPURCHASE PROGRAM
In October 1992, the Company announced a program to repurchase up to 700,000 shares of its Common Stock for issuance in future employee benefit and compensation plans. During the first quarter of 1996, the Company completed this program by purchasing 5,000 shares, which resulted in a total of 700,000 shares purchased as of March 31, 1996. In January 1996, the Company announced an additional program to repurchase up to 1,000,000 shares of its common stock to minimize the dilutive effect of future share issuance in connection with the Company's employee benefit and compensation plans. As of March 31, 1996, the Company had purchased 11,800 shares under this new program.

6.  FOREIGN EXCHANGE CONTRACTS
The Company enters into forward foreign exchange contracts to hedge against the short-term impact of foreign currency orders denominated in yen, as well as to hedge certain of the Company's foreign net monetary asset positions. The gains and losses on these contracts are included in income in the year in which the related transaction takes place. At March 31, 1996, the notional amount of foreign exchange contracts used by the Company as hedging protection against foreign currency exposure was approximately $21,436,000. These contracts expire on various dates through January 1997.

7. LITIGATION
On January 30, 1995, Applied Materials, Inc. (Applied) filed a patent infringement suit against the Company, alleging the Company's TEOS products infringe one of Applied's patents that was issued in November 1994. On September 15, 1995, the Company filed a patent infringement suit against Applied, alleging that Applied's tungsten products infringe one of the Company's patents issued in August 1993. Also on September 15, 1995, Applied filed a patent infringement suit against the Company, alleging that one of the Company's tungsten processes infringes one of Applied's patents that was issued in 1991. On October 10, 1995, the Company filed a counterclaim alleging that Applied's TEOS products infringe on one of the Company's patents that was issued in June 1995. On October 26, 1995, the Company filed an amended counterclaim alleging that Applied's tungsten products infringe one of the Company's patents issued in December 1994. Management's expectations are that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, cash flows, or results of operations; however based on future developments, management's estimate of the ultimate outcome could change in the near term.

8. NEW LEASE AGREEMENT
On April 10, 1996, the Company entered into a new lease agreement for five buildings in the San Jose area, three of which are currently occupied and were previously leased by the Company. The agreement is for five years at approximately $1.9 million per year at interest rates in effect on April 19, 1996. The guaranteed residual payment on the lease agreement is approximately $28.0 million.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1996 were $115.3 million, an increase of 51% from the $76.1 million reported for the quarter ended March 31, 1995. The increase is primarily due to higher unit shipments outside the United States, specifically in Europe, Japan, and the Pacific Rim.

Gross profit was $66.9 million for the first quarter of 1996 as compared to $43.5 million in the comparable quarter of 1995. The increase is primarily a result of the increase in net sales. Gross profit as a percentage of net sales increased to 58.0% in the first quarter of 1996 from 57.2% in the first quarter of 1995. The improvement in gross profit percentage over the prior period is primarily due to improvements in manufacturing efficiencies as the volume of the Company's newer products is increased.

Research and development expenses for the quarter ended March 31, 1996 increased 48% to $12.3 million from $8.3 million in the same quarter of 1995. Research and development expenses as a percentage of net sales were 10.7% for the first quarter of 1996 which was slightly below the 10.9% recorded in the first quarter of 1995 due to increased sales. The dollar increases were due primarily to expenditures on new product development.

Selling, general, and administrative expenses for the first quarter of 1996 increased to $17.2 million from $12.2 million in the same period of 1995. The dollar increases were due to higher profit sharing resulting from the increased net income, and generally higher levels of overhead to support the Company's expanding operations worldwide. Selling, general, and administrative expenses as a percentage of net sales were 14.9% in the first quarter of 1996 as compared to 16.1% in the first quarter of 1995. The decrease in percentage was due to the Company controlling spending while net sales increased in 1996.

Net interest income decreased to $1.9 million for the first quarter of 1996 from $2.1 million for the comparable period of 1995. The decrease in net interest income was the result of falling interest rates.

The Company's effective tax rate was 35% for the first quarter of 1996, as compared to 34% for the first quarter of 1995. The increase results from the fact that the research and development tax credit has not yet been extended by the U.S. Congress to 1996.

Net income for the first quarter of 1996 was $25.5 million or $1.55 per share, which represents a 54% increase (58% increase in per share amounts) from the $16.6 million or $0.98 per share recorded in the first quarter of 1995. The increase was primarily due to the higher net sales and increased gross margin percentage.

The number of shares used in the per share calculations was 16.5 million at the end of the first quarter of 1996 representing a decrease from the 17.0 million at the end of the first quarter of 1995 primarily due to the activity in the Company's common stock repurchase program. Approximately 600,000 shares of common stock were repurchased in late 1995 and early 1996.

The Company has financed its operations and capital resources through cash flow from operations, sales of equity securities, and borrowings. The Company's primary sources of funds at March 31, 1996 consisted of $158.3 million of cash, cash equivalents, and short term investments. In addition at March 31, 1996, there was $10.0 million available under bank lines of credit that expire at various dates through April 30, 1997. At March 31, 1996 approximately $7.1 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates or offshore reference rates.

During the three months ended March 31, 1996, the Company's cash and cash equivalents decreased $8.0 million to $52.1 million from $60.1 million at December 31, 1995. Net cash provided by operating activities during the first quarter of 1996 was $15.6 million due primarily to net income of $25.5 million, depreciation and amortization of $2.5 million and increases in other accrued liabilities and income taxes payable of $2.9 million and $3.5 million, respectively. These amounts were partially offset by increases in accounts receivable of $5.2 million, inventories of $10.4 million, and accrued payroll and related expenses of $4.9 million. The increase in accounts receivable was primarily due to the increased sales. Days Sales Outstanding increased to 90 days at March 31, 1996 from 86 days at December 31, 1995, primarily due to continued increase in Japanese business where receivables typically have a longer collection cycle. The increase in inventories resulted from higher manufacturing inventories to support increased production of the Company's new HDP Speed products, as well as the transition from Concept One to Concept Two product lines. There was also an increase in spares inventories in response to the new products and the increase in the system installed base. Inventory turns for the three months ended March 31,1996 decreased to 3.2 from 3.9 for the quarter ended December 31, 1995. Cash flows from investing activities used $24.7 million during the first three months of 1996. During the first quarter of 1996, net purchases of Available-For-Sale Debt Securities and capital expenditures used $16.6 million and $7.2 million, respectively. During the first quarter of 1996, net cash provided by financing activities was $1.0 million, due to proceeds (net of repurchases)of common stock of $1.3 million partially offset by payments on lines of credit of $0.3 million.

The Company expects to make expenditures for the year ended December 31, 1996 of approximately $38.0 million to acquire capital and leasehold improvements, primarily in the United States and Japan. The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this document are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

PART II  OTHER INFORMATION


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the quarter ended March 31, 1996. No exhibits are filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NOVELLUS SYSTEMS, INC.
                             ----------------------
                                   REGISTRANT



                              /S/ WILLIAM J. WALL
                              -------------------
                               William J. Wall
                               Vice President
                               Finance and Administration
                               (Principal Financial and Accounting Officer)


                               May 13, 1996
                               ------------
                               Date