Form 10-Q
period 1996-06-30
NOVELLUS SYSTEMS INC
filed 1996-08-12
CIK 836106

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996
                                   -------------

                                          OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    for the transition period from _______ to

                                Commission File Number
                                       0-17157
                                       -------

                                Novellus Systems, Inc.
                                ----------------------
                (Exact name of Registrant as specified in its charter)

California                                  77-0024666
- -------------                               ---------------
(State or other jurisdiction                (I.R.S. Employer
    of incorporation of                      Identification
    organization)                               Number)

3970 North First Street
- -----------------------
San Jose, California
- -----------------------
(Address of principal                       95134
- -----------------------                      -----
executive offices)                          (Zip Code)
- ------------------

Registrant's telephone number, including area code:
(408) 943-9700
- --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    YES  X     NO
         ---       ----

As of July 31, 1996, 16,092,945 shares of the Registrant's common stock, no par value, were issued and outstanding.

                                NOVELLUS SYSTEMS, INC.
                                      FORM 10-Q
                             QUARTER ENDED JUNE 30, 1996


                                        INDEX

Part I:  Financial Information

    Item 1: Condensed Consolidated Financial Statements                    Page


              Condensed Consolidated Balance Sheets at
              June 30, 1996 and December 31, 1995.                            3



              Condensed Consolidated Statements of Income
              for the three and six months ended
              June 30, 1996 and June 30, 1995.                                4



              Condensed Consolidated Statements of Cash Flows for
              the six months ended June 30, 1996
              and June 30, 1995.                                              5



              Notes to Condensed Consolidated Financial
              Statements.                                                     6


    Item 2:   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                      8

Part II: Other Information

    Item 4:   Submission of Matters to a Vote of Securities                  11
              Holders


    Item 6:   Exhibits and Reports on Form 8-K                               11

Signatures                                                                    12

NOVELLUS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)
- -------------------------------------------------------------------------------
Assets                                                   June 30,  December 31,
                                                           1996      1995 (1)
                                                      (unaudited)
- -------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                              $52,112     $60,114
  Short-term investments                                 110,130      89,685
  Accounts receivable, net                               114,042     112,088
  Inventories                                             46,540      36,779
  Deferred taxes                                          16,280      16,666
  Prepaid and other current assets                         4,778       2,831
                                                        ----------------------
       Total current assets                              343,882     318,163

Property and equipment:
  Machinery and equipment                                 58,611      41,916
  Furniture and fixtures                                   3,731       2,587
  Leasehold improvements                                  32,285      23,947
                                                       ----------------------
                                                          94,627      68,450
 Less accumulated depreciation and amortization           28,888      23,745
                                                       ----------------------
                                                          65,739      44,705
Other assets                                               2,648       1,820
                                                       ----------------------
                                                        $412,269    $364,688
                                                       ======================
Liabilities and Shareholders' Equity
- -------------------------------------------------------------------------------
Current liabilities:
  Current obligations under lines of credit              $11,910      $7,369
  Accounts payable                                        23,059      32,866
  Accrued payroll and related expenses                    14,228      15,578
  Accrued warranty                                        16,501      15,261
  Other accrued liabilities                               13,711       9,580
  Income taxes payable                                     4,778      11,252
                                                       ----------------------
       Total current liabilities                          84,187      91,906

Commitments and contingencies
Shareholders' equity:
   Common stock                                          122,804     118,423
   Cumulative translation adjustment                         174         764
   Retained earnings                                     205,104     153,595
                                                       ----------------------
       Total shareholders' equity                        328,082     272,782
                                                       ----------------------
                                                        $412,269    $364,688
See accompanying notes.                                ======================

(1) Derived from December 31, 1995 audited financial statements

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
- ------------------------------------------------------------  -----------------
(in thousands, except per share data)         Three Months      Six Months
(unaudited)                                   Ended June 30,   Ended June 30,
                                            1996      1995      1996       1995
- ------------------------------------------------------------  ------------------
Net sales                                $120,248   $87,398  $235,532  $163,528
Cost of sales                              50,430    36,714    98,849    69,298
                                         -------------------  ------------------
  Gross profit                             69,818    50,684   136,683    94,230
Operating expenses
  Research and development                 12,443     9,641    24,746    17,927
  Selling, general and administrative      18,283    14,286    35,489    26,527
                                         -------------------  ------------------
  Total operating expenses                 30,726    23,927    60,235    44,454
                                         -------------------  ------------------

Operating income                           39,092    26,757    76,448    49,776
Interest income, net                        1,684     2,300     3,573     4,445
                                         --------------------  -----------------
Income before provision for income taxes   40,776    29,057    80,021    54,221

Provision for income taxes                 14,272     9,879    28,008    18,435
                                         --------------------  -----------------
Net income                                $26,504   $19,178   $52,013   $35,786
                                         ====================  =================

Net income per share                        $1.60     $1.12     $3.15     $2.10
                                         ====================  =================

Shares used in per share calculations      16,531    17,123    16,520    17,069
                                         ====================  =================

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
(in thousands)                                                     Six Months
(unaudited)                                                      Ended June 30,
                                                                1996     1995
- --------------------------------------------------------------------------------
Cash flows provided by operating activities:
 Net income                                                  $52,013   $35,786
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                               5,496     4,921
 Changes in operating assets and liabilities
 Accounts receivable                                          (2,254)  (10,139)
 Inventories                                                 (18,067)   (9,458)
 Prepaid taxes and other current assets                       (1,561)   (2,486)
 Accounts payable                                             (9,807)    3,774
 Accrued payroll and related expenses                         (1,350)     (489)
 Accrued warranty                                              1,240     2,320
 Other accrued liabilities                                     4,131     2,841
 Income taxes payable                                         (5,032)      683
                                                              ------------------
   Total adjustments                                         (27,204)   (8,033)
                                                              ------------------
   Net cash provided by operating activities                  24,809    27,753
                                                              ------------------
Cash flows from investing activities:
 Maturities and sale (purchases) of Available-For-Sale
   Debt Securities                                           (20,445)      -
 Maturities (purchases)of Held-to-Maturity-Debt Securities       -      (5,679)
 Capital expenditures                                        (18,514)   (7,145)
 (Increase)in other assets                                      (828)     (470)
                                                              ------------------
   Net cash(used for)investing activities                    (39,787)  (13,294)
                                                              ------------------
Cash flows from financing activities:
 Proceeds(payments) on lines of credit, net                    4,541      (360)
 Repurchase of common stock                                     (592)   (3,638)
 Proceeds from sale of common stock                            3,027     3,676
                                                              ------------------
   Net cash provided by (used for)financing activities         6,976      (322)
                                                              ------------------
Net increase (decrease)in cash and cash equivalents           (8,002)   14,137
Cash and cash equivalents at the beginning of the period      60,114    45,987
                                                              ------------------
Cash and cash equivalents at the end of the period           $52,112   $60,124
                                                              ==================
Supplemental Disclosures
Cash paid during the period for:
 Interest                                                       $176      $122
 Income taxes                                                $31,563   $19,072
Other noncash charges:
 Income tax benefits from employee stock plans                $1,442    $2,397
 Systems and parts transferred from property and equipment
 to inventory                                                     $-    $1,531
 Systems and parts transferred from inventory to property
 and equipment                                                $8,306    $2,720

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended December 31, 1995 included in the Annual Report on Form 10-K. The interim financial information is unaudited, but includes all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the three and six month periods ended June 30,1996 are not necessarily indicative of results expected for the full year.

2. INVENTORIES
Inventories are stated at the lower of cost (first-in, first out) or market. Inventories consisted of the following (in thousands):

- ----------------------------------------------------------------
                                  June 30, 1996    Dec. 31, 1995
- ----------------------------------------------------------------
Purchased parts                         $32,242          $17,571
Work-in-process                          11,531           14,550
Finished goods                            2,767            4,658
                                      ---------      -----------
                                        $46,540          $36,779
                                      =========      ===========

3. LINES OF CREDIT
The Company has lines of credit with four banks under which the Company can borrow up to $15,000,000 at the banks' prime rate which expire at various dates through April 1997. A portion of this facility ($13,000,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At June 30, 1996, there were no borrowings by the parent company, and $11,910,000 by the subsidiary.

4. NET INCOME PER SHARE
Net income per share is based on weighted average common and dilutive common equivalent shares outstanding during the period. Stock options are considered common stock equivalents and are included in the weighted average computation using the treasury stock method.

5. COMMON STOCK REPURCHASE PROGRAM
In October 1992, the Company announced a program to repurchase up to 700,000 shares of its Common Stock for issuance in future employee benefit and compensation plans. During the first quarter of 1996, the Company completed this program by purchasing 5,000 shares, which resulted in a total of 700,000 shares purchased as of March 31, 1996. In January 1996, the Company announced an additional program to repurchase up to 1,000,000 shares of its common stock to minimize the dilutive effect of future share issuance in connection with the Company's employee benefit and compensation plans. As of June 30, 1996, the Company had purchased 11,800 shares under this new plan.

6.  FOREIGN EXCHANGE CONTRACTS
The Company enters into forward foreign exchange contracts to hedge against the short-term impact of foreign currency orders denominated in yen, as well as to hedge certain of the Company's foreign net monetary asset positions. The gains and losses on these contracts are included in income in the year in which the related transaction takes place. At June 30, 1996, the notional amount of foreign exchange contracts used by the Company as hedging protection against foreign currency exposure was approximately $31,321,000. These contracts expire on various dates through March 1997.

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

8. NEW LEASE AGREEMENT
On April 10, 1996, the Company entered into a new lease agreement for five buildings in the San Jose area, three of which are currently occupied and were previously leased by the Company. The agreement is for five years at interest rates that approximate LIBOR. At current interest rates the annual lease payments represent approximately $1.9 million. The guaranteed residual payment on the lease agreement is approximately $28.0 million. In connection with the collateral requirements of this agreement, the Company has pledged securities of approximately $29.7 million.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter and six months ended June 30, 1996 were $120.2 million and $235.5 million, increases of 38% and 44% from the $87.4 million and the $163.5 million reported for the quarter and six months ended June 30, 1995, respectively. The increases are primarily due to higher unit shipments of our Concept Two product line in Japan and the other Pacific Rim countries. The Company is beginning to see some of the order pushouts and slowdowns that are currently affecting the semiconductor equipment industry. A worldwide slowdown in demand will affect the Company's ability to continue sequential quarterly gains in net sales and maintain favorable comparisons with prior year net sales.

Gross profit was $69.8 million and $136.7 million for the second quarter and first half of 1996 as compared to $50.7 million and $94.2 million in the second quarter and first six months of 1995, respectively. The increase is primarily a result of the increase in net sales. Gross profit as a percentage of net sales at 58.1% in the second quarter of 1996 was approximately equal to the 58.0% recorded in the second quarter of 1995. For the six months ended June 30, 1996 gross profit was 58.0% as compared to 57.6% for the six months ended June 30, 1995. The improvement in gross profit percentage in the first six months of 1996 over the prior period is primarily due to improvements in manufacturing efficiencies due to the increased volumes of the Company's newer products.

Research and development expenses for the quarter and six months ended June 30, 1996 increased 29% and 38% to $12.4 million and $24.7 million from $9.6 million and $17.9 million in the same periods of 1995, respectively. Research and development expenses as a percentage of net sales were 10.4% and 10.5% for the second quarter and first half of 1996 which was slightly below the 11.0% in both the second quarter and first half of 1995 due to increased sales. The Company remains committed to a high level of expenditure on research and development to support new product development efforts.

Selling, general, and administrative expenses for the second quarter and first half of 1996 increased to $18.3 million and $35.5 million from $14.3 million and $26.5 million in the same periods of 1995, respectively. The dollar increases were due to higher profit sharing resulting from increased net income, and generally higher levels of overhead to support the Company's expanding operations worldwide. Selling, general, and administrative expenses as a percentage of net sales were 15.2% and 15.1% in the second quarter and first half of 1996 as compared to 16.4% and 16.2% in the second quarter and first half of 1995, respectively. The Company is continually looking to mitigate the growth of these expenses.

Net interest income decreased to $1.7 million and $3.6 million for the second quarter and first half of 1996 from $2.3 million and $4.4 million for the comparable period of 1995. The decrease in net interest income was primarily the result of lower interest rates.

The Company's effective tax rate was 35% for the second quarter and first half of 1996, as compared to 34% for the second quarter and first half of 1995. The increase results from the fact that the research and development tax credit has not yet been extended by the U.S. Congress to 1996.

Net income for the second quarter and first half of 1996 was $26.5 million or $1.60 per share and $52.0 million or $3.15 per share, which represents a 38% and 45% increase (43% and 50% increases in per share amounts) from the $19.2 million or $1.12 per share and $35.8 million or $2.10 per share recorded in the second quarter and first half of 1995, respectively. The increases were primarily due to the higher net sales. Due to net sales possibly being affected by order slowdowns and pushouts, continued quarterly sequential increases in net income and favorable comparisons to prior year net income may prove difficult to achieve.

The number of shares used in the per share calculations was 16.5 million at the end of the second quarter and first half of 1996, representing a decrease from the 17.1 million at the end of the second quarter and first half of 1995 primarily due to the activity in the Company's common stock repurchase program. Approximately 600,000 shares of common stock were repurchased in late 1995 and early 1996.

The Company has financed its operations and capital resources through cash flow from operations, sales of equity securities, and borrowings. The Company's primary sources of funds at June 30, 1996 consisted of $162.2 million of cash, cash equivalents, and short term investments. In addition at June 30, 1996, there was $15.0 million available under bank lines of credit that expire at various dates through April 30, 1997. At June 30, 1996 approximately $11.9 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates or offshore reference rates. At June 30, 1996, the Company has pledged securities of appoximately $29.7 million in connection with the new lease agreement for five buildings in San Jose, California.

During the six months ended June 30, 1996, the Company's cash and cash equivalents decreased $8.0 million to $52.1 million from $60.1 million at December 31, 1995. Net cash provided by operating activities during the first half of 1996 was $24.8 million due primarily to net income of $52.0 million, depreciation and amortization of $5.5 million and increases in other accrued liabilities of $4.1 million. These amounts were partially offset by increases in accounts receivable of $2.3 million, inventories of $18.1 million, accounts payable of $9.8 million and income taxes payable of $5.0 million. The increase in accounts receivable was primarily due to the increased sales. Days Sales Outstanding decreased to 77 days at June 30, 1996 from 86 days at December 31, 1995. The increase in inventories resulted from higher manufacturing inventories to support increased production of our new HDP Speed products, as well as the transition from Concept One to Concept Two product lines. There was also an increase in spares inventories in response to the new products and the increase in the system installed base. In addition, inventories were purchased to build in house systems for research and development, customer demonstration and training. Cash flows from investing activities used $39.8 million during the first six months of 1996. During the first half of 1996, net purchases of Available-For-Sale Debt Securities and capital expenditures used $20.4 million and $18.5 million, respectively. During the first half of 1996, net cash provided by financing activities was $7.0 million, due to increase in proceeds on lines of credit to finance the Company's growth in Japan of $4.5 million and proceeds (net of repurchases)of common stock of $2.5 million.

The Company expects to make expenditures for the year ended December 31, 1996 of approximately $40.0 million (including systems built at Novellus)to acquire capital and leasehold improvements, primarily in the United States and Japan. The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements regarding the impact of a worldwide slowdown in demand on net sales and net income, the Company's commitment to a high level of expenditure on research and development to support new product development efforts, the Company's efforts to mitigate the growth in general and administrative expenses and other matters discussed in this report, except for any historical data, are forward-looking statements. The forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission (SEC). Actual results may differ materially. Novellus assumes no obligation to update this information. For more details, please refer to other SEC filings, including its most recent Annual Report on Form 10K and prior quarterly report on Form 10Q.

PART II  OTHER INFORMATION

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders, held on May 17, 1996, the following proposals were adopted by the margins indicated.

1. Election of Directors

    Nominee                            In Favor              Withheld
    -------                            --------              --------

    Richard S. Hill                    13,598,698            63,647
    D. James Guzy                      13,599,102            63,243
    Glen Possley                       13,598,602            63,743
    Joseph Van Poppelen                13,599,091            64,254
    Robert H. Smith                    13,597,502            64,843
    Tom Long                           13,599,080            63,265


2. Approval of an Amendment to the Company's 1992 Stock Option Plan to Increase the Shares Reserved for Issuance by 680,000 Shares

       In Favor    Opposed    Abstained   Broker Non-Votes
       --------    -------    ---------   ----------------

      10,115,664   3,399,146    33,845        113,690



3. Approval of an Amendment to the Company's 1992 Employee Stock Purchase Plan to Increase the Shares Reserved for Issuance by 40,000 Shares

       In Favor    Opposed    Abstained   Broker Non-Votes
       --------    -------    ---------   ----------------

      13,171,698   199,502      39,086        252,059


4. Ratification of Appointment of Ernst & Young LLP as Certified Public Accountants of the Company for the next fiscal year ended December 31, 1996

            In Favor       Opposed          Abstained
            --------       -------          ---------

            13,607,088      26,809            28,448


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the quarter ended June 30, 1996. No exhibits are filed with this report.

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

                                NOVELLUS SYSTEMS, INC.
                                ----------------------
                                      REGISTRANT



                                 /s/ WILLIAM J. WALL
                              ---------------------------
                               William J. Wall
                               Vice President
                               Finance and Administration
                               (Principal Financial and Accounting Officer)



                               August 13, 1996
                               ---------------
                               Date