Form 10-Q
period 1996-09-30
NOVELLUS SYSTEMS INC
filed 1996-11-13
CIK 836106

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996
                                   ------------------

                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    for the transition period from _______ to

                                Commission File Number
                                       0-17157
                                       --------

                                Novellus Systems, Inc.
                                ----------------------
                (Exact name of Registrant as specified in its charter)

California                                       77-0024666
-------------                                    ------------
(State or other jurisdiction                     (I.R.S. Employer
   of incorporation of                           Identification
      organization)                                   Number)

3970 North First Street
San Jose, California                                  95134
-----------------------                               -----
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

As of October 31, 1996, 16,157,555 shares of the Registrant's common stock, no par value, were issued and outstanding.

                                NOVELLUS SYSTEMS, INC.
                                      FORM 10-Q
                           QUARTER ENDED SEPTEMBER 30, 1996


                                        INDEX

Part I:  Financial Information

         Item 1: Condensed Consolidated Financial Statements               Page


                   Condensed Consolidated Balance Sheets at
                   September 30, 1996 and December 31, 1995.                  3

                   Condensed Consolidated Statements of Income
                   for the three months and nine months ended
                   September 30, 1996 and September 30, 1995.                 4

                   Condensed Consolidated Statements of Cash Flows for
                   the nine months ended September 30, 1996
                   and September 30, 1995.                                    5

                   Notes to Condensed Consolidated Financial
                   Statements.                                                6

         Item 2:   Management's Discussion and Analysis of                    8
                   Financial Condition and Results of
                   Operations


Part II: Other Information

         Item 6:   Exhibits and Reports on Form 8-K                          10


Signatures                                                                   11

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands)
------------------------------------------------------------------------------------
Assets                                                        Sept 30,  December 31,
                                                                1996        1995 (1)
                                                            (unaudited)
------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                     $50,074     $60,114
  Short-term investments                                        121,970      89,685
  Accounts receivable, net                                      115,555     112,088
  Inventories                                                    51,631      36,779
  Deferred taxes                                                 16,640      16,666
  Prepaid and other current assets                                7,100       2,831
                                                              ----------------------
       Total current assets                                     362,970     318,163

Property and equipment:
  Machinery and equipment                                        58,721      41,916
  Furniture and fixtures                                          4,402       2,587
  Leasehold improvements                                         35,584      23,947
                                                              ----------------------
                                                                 98,707      68,450

  Less accumulated depreciation and amortization                 31,695      23,745
                                                              ----------------------
                                                                 67,012      44,705
Other assets                                                      9,641       1,820
                                                              ----------------------
                                                               $439,623    $364,688
                                                              ======================
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------
Current liabilities:
  Current obligations under lines of credit                     $13,649      $7,369
  Accounts payable                                               22,524      32,866
  Accrued payroll and related expenses                           14,780      15,578
  Accrued warranty                                               17,748      15,261
  Other accrued liabilities                                      12,632       9,580
  Income taxes payable                                            5,637      11,252
                                                              ----------------------
       Total current liabilities                                 86,970      91,906

Commitments and contingencies
Shareholders' equity:
   Common stock                                                 124,164     118,423
   Cumulative translation adjustment                                129         764
   Retained earnings                                            228,360     153,595
                                                              ----------------------
       Total shareholders' equity                               352,653     272,782
                                                              ----------------------
                                                               $439,623    $364,688
                                                              ======================

See accompanying notes.

(1) Derived from December 31, 1995 audited financial statements

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


------------------------------------------------------------------  -----------------
(in thousands, except per share data)             Three Months         Nine Months
(unaudited)                                      Ended Sept 30,       Ended Sept 30,
                                                 1996      1995       1996     1995
------------------------------------------------------------------  -----------------
Net sales                                     $121,597   $100,407   $357,129 $263,935
Cost of sales                                   52,281     42,171    151,130  111,469
                                              --------------------  -----------------
      Gross profit                              69,316     58,236    205,999  152,466
Operating expenses
    Research and development                    13,591     11,427     38,337   29,354
    Selling, general and administrative         19,540     15,939     55,029   42,466
                                              --------------------  -----------------
      Total operating expenses                  33,131     27,366     93,366   71,820
                                              --------------------  -----------------

Operating income                                36,185     30,870    112,633   80,646
Interest income, net                             2,489      2,338      6,062    6,783
                                              --------------------   ----------------
Income before provision for income taxes        38,674     33,208    118,695   87,429

Provision for income taxes                      13,536     11,291     41,544   29,726
                                              --------------------   ----------------
Net income                                     $25,138    $21,917    $77,151  $57,703
                                              ====================   ================

Net income per share                             $1.53      $1.27      $4.68    $3.37
                                              ====================   ================

Shares used in per share calculations           16,417     17,274     16,485   17,137
                                              ====================   ================

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------
(in thousands)                                                       Nine Months
(unaudited)                                                         Ended Sept 30,
                                                                    1996       1995
------------------------------------------------------------------------------------
Cash flows provided by operating activities:
   Net income                                                    $77,151    $57,703
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                 7,950      6,158
 Changes in operating assets and liabilities
    Accounts receivable                                           (4,102)   (26,235)
    Inventories                                                  (27,554)   (10,271)
    Prepaid taxes and other current assets                        (4,269)    (3,526)
    Accounts payable                                             (10,342)     7,671
    Accrued payroll and related expenses                            (798)     1,740
    Accrued warranty                                               2,487      4,995
    Other accrued liabilities                                      3,052     (2,585)
    Income taxes payable                                          (4,173)     1,679
                                                              ----------------------
       Total adjustments                                         (37,749)   (20,374)
                                                              ----------------------
       Net cash provided by(used for)operating activities         39,402     37,329
                                                              ----------------------

Cash flows from investing activities:
    Maturities and sale (purchases) of Available-For-Sale
     Debt Securities, net                                        (32,285)      -
    Maturities (purchases)of Held-to-Maturity-Debt Securities         -      18,756
    Capital expenditures                                         (17,555)   (15,553)
    (Increase)decrease in other assets                            (7,821)      (379)
                                                              ----------------------
       Net cash provided by(used for)investing activities        (57,661)     2,824
                                                              ----------------------
Cash flows from financing activities:
     Proceeds(payments) on lines of credit, net                    6,280      2,416
     Repurchase of common stock                                   (2,971)    (3,638)
     Proceeds from sale of common stock                            4,910      6,060
                                                              ----------------------
       Net cash provided(used for)by financing activities          8,219      4,838
                                                              ----------------------
Net increase (decrease)in cash and cash equivalents              (10,040)    44,991
Cash and cash equivalents at the beginning of the period          60,114     45,987
                                                              ----------------------
Cash and cash equivalents at the end of the period               $50,074    $90,978
                                                              ======================
Supplemental Disclosures
Cash paid during the period for:
   Interest                                                         $254       $176
   Income taxes                                                  $45,411    $29,773
Other noncash charges:
   Income tax benefits from employee stock plans                  $1,442     $4,129
   Systems and parts transferred from property and equipment
   to inventory                                                   $1,000     $1,583
   Systems and parts transferred from inventory to property
   and equipment                                                 $13,702     $3,732

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended December 31, 1995 included in the Annual Report on Form 10-K. The interim financial information is unaudited, but includes all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the three and nine month periods ended September 30,1996 are not necessarily indicative of results expected for the full year.

2. INVENTORIES
Inventories are stated at the lower of cost (first-in, first out) or market. Inventories consisted of the following (in thousands):
----------------------------------------------------------------
                                  Sept 30, 1996     Dec 31, 1995
----------------------------------------------------------------
Purchased parts                         $39,073          $17,571
Work-in-process                          12,254           14,550
Finished goods                              304            4,658
                                      ---------      -----------
                                        $51,631          $36,779
                                      =========      ===========

3. LINES OF CREDIT
The Company has lines of credit with four banks under which the Company can borrow up to $17,000,000 at the banks' prime rate which expire at various dates through April 1997. A portion of this facility ($15,000,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At September 30, 1996, there were no borrowings by the parent company, and $13,648,772 by the subsidiary.

4. NET INCOME PER SHARE
Net income per share is based on weighted average common and dilutive common equivalent shares outstanding during the period. Stock options are considered common stock equivalents and are included in the weighted average computation using the treasury stock method.

5. COMMON STOCK REPURCHASE PROGRAM
In October 1992, the Company announced a program to repurchase up to 700,000 shares of its Common Stock for issuance in future employee benefit and compensation plans. During the first quarter of 1996, the Company completed this program by purchasing 5,000 shares, which resulted in a total of 700,000 shares purchased as of March 31, 1996. In January 1996, the Company announced an additional program to repurchase up to 1,000,000 shares of its common stock to minimize the dilutive effect of future share issuance in connection with the Company's employee benefit and compensation plans. As of September 30, 1996, the Company had purchased 76,800 shares under this new plan.

6.  FOREIGN EXCHANGE CONTRACTS
The Company enters into forward foreign exchange contracts to hedge against the short-term impact of foreign currency orders denominated in yen, as well as to hedge certain of the Company's foreign net monetary asset positions. The gains and losses on these contracts are included in income in the year in which the related transaction takes place. At September 30, 1996, the notional amount of foreign exchange contracts used by the Company as hedging protection against foreign currency exposure was approximately $19,101,768. These contracts expire on various dates through March 1997.

7. LITIGATION
On January 30, 1995, Applied Materials, Inc. (Applied) filed a patent infringement suit against the Company, alleging the Company's TEOS products infringe one of Applied's patents, U.S. patent 5,362,526 issued in November 1994. On September 15, 1995, the Company filed a patent infringement suit against Applied, alleging that Applied's tungsten products infringe one of the Company's patents, U.S. patent 5,238,499 issued in August 1993. Also on September 15, 1995, Applied filed a patent infringement suit against the Company, alleging that one of the Company's tungsten processes infringes one of Applied's patents, U.S. patent 5,028,565 issued in 1991. On October 10, 1995, the Company filed a counterclaim alleging that Applied's TEOS products infringe a second patent of the Company, U.S. patent 5,425,803 issued in June 1995. On October 26, 1995, the Company filed an amended counterclaim alleging that Applied's tungsten products infringe a third patent of the Company, U.S. patent 5,374,594 issued in December 1994. On August 7, 1996 the Company filed an amended complaint and an amended counterclaim alleging that Applied's tungsten products infringe a fourth patent of the Company, U.S. patent 5,230,741 issued in July 1993. Management's expectations are that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, cash flows, or results of operations; however based on future developments, management's estimate of the ultimate outcome could change in the near term.

8. NEW LEASE AGREEMENTS
On April 10, 1996, the Company entered into a lease agreement for five buildings in the San Jose area, three of which are currently occupied and were previously leased by the Company. The agreement is for five years at interest rates that approximate LIBOR. At current interest rates the annual lease payments represent approximately $1.9 million. The guaranteed residual payment on the lease agreement is approximately $28.0 million. In connection with the collateral requirements of this agreement, the Company has pledged securities of approximately $29.7 million.

On October 24, 1996, the Company entered into an additional lease agreement for approximately 4.4 acres of undeveloped land adjacent to the five buildings previously leased. The agreement is for ten years at interest rates that approximate LIBOR. At current interest rates the annual lease payments represent approximately $0.3 million. The guaranteed residual payment on the lease agreement is approximately $5.2 million. In connection with the collateral requirements of this agreement, the Company has pledged securities of approximately $5.5 million.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter and nine months ended September 30,1996 were $121.6 million and $357.1 million, increases of 21.1% and 35.3% from the $100.4 million and the $263.9 million reported for the third quarter and nine months ended September 30, 1995, respectively. The increases are primarily due to higher unit shipments of the Company's Concept Two product line in the Pacific Rim countries. However, net bookings were slow during the quarter, resulting in less than a 1:1 book to bill ratio.

Gross profit increased to $69.3 million and $206.0 million for the third quarter and first nine months of 1996, respectively, from $58.2 million and $152.5 million in the comparable periods of 1995. The increases are primarily due to the increase in net sales. Gross profit as a percentage of net sales at 57.0% in the third quarter of 1996 was slightly down from the 58.0% recorded in the third quarter of 1995. For the nine months ended September 30, 1996 gross profit was 57.7% as compared to 57.8% for the nine months ended September 30, 1995. The decrease in gross profit percentage for the three months ended September 30, 1996 over the prior period is primarily due to fluctuations in product mix.

Research and development expenses for the quarter and nine months ended September 30, 1996 increased 18.9% and 30.6% to $13.6 million and $38.3 million from $11.4 million and $29.4 million in the same periods of 1995, respectively. Research and development expenses as a percentage of net sales were 11.2% and 10.7% for the third quarter and first nine months of 1996. The Company plans to maintain the levels of research and development needed to be a leader in the industry.

Selling, general, and administrative expenses for the third quarter and first nine months of 1996 increased to $19.5 million and $55.0 million from $15.9 million and $42.5 million in the same periods of 1995, respectively. The dollar increases were due to higher profit sharing resulting from increased net income, and generally higher levels of overhead to support the Company's operations worldwide. Selling, general, and administrative expenses as a percentage of net sales increased to 16.1% in the third quarter and decreased to 15.4% in the first nine months of 1996 as compared to 15.9% and 16.1% in the same periods of 1995, respectively. The Company intends to prudently slow the growth of these expenses in dollars.

Net interest income was $2.5 million and $6.1 million for the third quarter and first nine months of 1996 as compared to $2.3 million and $6.8 million for the same periods of 1995. The increase in net interest income from third quarter of 1995 to the third quarter of 1996 was due to higher cash balances. The decrease from the nine month of 1995 to the nine months of 1996 was due to lower interest rates.

The Company's effective tax rate was 35.0% for the third quarter and first nine months of 1996, as compared to 34.0% for the third quarter and first nine of 1995. The increase results from the fact that the research and development tax credit was only extended by the U.S. Congress to the second half of 1996.

Net income for the third quarter and first nine months of 1996 was $25.1 million or $1.53 per share and $77.2 million or $4.68 per share, which represents a 14.7% and 33.7% increase (20.5% and 38.9% increases in per share amounts) from the $21.9 million or $1.27 per share and $57.7 million or $3.37 per share recorded in the third quarter and first nine months of 1995, respectively. The increases were primarily due to the higher net sales.

The number of shares used in the per share calculations was 16.4 million at the end of the third quarter and first nine months of 1996, representing a 5.0% decrease from the 17.3 million at the end of the third quarter and first nine months of 1995 primarily due to the activity in the Company's common stock repurchase program. Approximately 665,000 shares of common stock were repurchased in late 1995 and the first nine months of 1996.

The Company has financed its operations and capital resources through cash flow from operations, sales of equity securities, and borrowings. The Company's primary sources of funds at September 30, 1996 consisted of $172.0 million of cash, cash equivalents, and short term investments. This amount represents an increase of $22.2 million or 14.8% from the $149.8 million at December 31, 1995. In addition at September 30, 1996, there was $17.0 million available under bank lines of credit that expire at various dates through April 30, 1997. At September 30, 1996 approximately $13.6 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates or offshore reference rates. At September 30, 1996, the Company has pledged securities of approximately $29.7 million in connection with the new lease agreement for five buildings in San Jose, California. On October 24, 1996, the Company pledged an additional $5.5 million of securities in connection with the lease of 4.4 acres of undeveloped land adjacent to the five buildings previously leased.

During the nine months ended September 30, 1996, the Company's cash and cash equivalents decreased $10.0 million to $50.1 million from $60.1 million at December 31, 1995. Net cash provided by operating activities during the first nine months of 1996 was $39.4 million due primarily to net income of $77.2 million, depreciation and amortization of $8.0 million, increases in accrued warranty of $2.5 million and other accrued liabilities of $3.0 million. These amounts were partially offset by increases in accounts receivable of $4.1 million, prepaid taxes and other assets of $4.3 million, inventories of $27.6 million, accounts payable of $10.3 million and income taxes payable of $4.2 million. The increase in accounts receivable was primarily due to the increased sales. Days Sales Outstanding decreased to 80 days at September 30, 1996 from 86 days at December 31, 1995. The increase in inventories resulted from higher manufacturing inventories to support increased production of our new HDP Speed products, as well as the transition from Concept One to Concept Two product lines. There was also an increase in spares inventories in response to the new products and the increase in the system installed base. In addition, inventories were purchased to build in house systems for research and development, customer demonstration and training.

Cash flows from investing activities used $57.7 million during the first nine months of 1996. During this period, net purchases of Available-For-Sale Debt Securities and capital expenditures used $32.3 million and $17.6 million, respectively. During the first nine months of 1996, net cash provided by financing activities was $8.2 million, due to increase in proceeds on lines of credit to finance the Company's growth in Japan of $6.3 million and proceeds (net of repurchases)of common stock of $1.9 million.The Company expects to make expenditures for the year ended December 31, 1996 of approximately $40.0 million (including systems built at Novellus)to acquire capital and leasehold improvements, primarily in the United States and Japan. The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements regarding the Company prudently slowing the growth of general and administrative expenses, the Company maintaining the levels of investment in research and development needed to be a leader in the industry, and other matters discussed in this report, except for any historical data, are forward-looking statements. The forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission (SEC). Actual results may differ materially. Novellus assumes no obligation to update this information. For more details, please refer to other SEC filings, including its most recent Annual Report on Form 10K and prior quarterly report on Form 10Q.



PART II  OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the quarter ended September 30, 1996. No exhibits are filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NOVELLUS SYSTEMS, INC.
                                  ----------------------
                                       REGISTRANT



                                   /S/ ROBERT H. SMITH
                                   -----------------------------
                                   Robert H. Smith
                                   Executive Vice President
                                   Finance and Administration
                                   (Principal Financial and Accounting Officer)


                                   November 13, 1996
                                   -----------------
                                   Date