Form 10-K
period 1996-12-31
NOVELLUS SYSTEMS INC
filed 1997-03-20
CIK 836106

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    ---------------    ---------------

                         Commission file number 0-17157

                             NOVELLUS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                              77-0024666
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

As of March 7, 1997 the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,087,579,164.00 based on the average of the high and low prices of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding on March 7, 1997 was 16,431,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    /  /

Documents Incorporated by Reference: Part II of this Report on Form 10-K incorporates information by reference to Registrant's 1996 Annual Report to Shareholders. Part III of this Report on Form 10-K incorporates information by reference from the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

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

INDUSTRY BACKGROUND

     The semiconductor industry has experienced significant growth in recent years due to the continued growth of the personal computer market, the expansion of the telecommunications industry, the emergence of new applications such as consumer electronics products, wireless communications devices and mobile computers and the increased semiconductor content in these electronics systems. Significant performance advantages and lower prices for integrated circuits have contributed to the growth and expansion of the semiconductor industry. In response to the growth in demand for integrated circuits, the semiconductor industry is significantly increasing its manufacturing capacity through the expansion of existing facilities and construction of new facilities.

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

     Advanced integrated circuit technology has created increased demand for more sophisticated semiconductor processing equipment. Today's complex semiconductor devices, such as 64 megabit DRAM memories and 64-bit microprocessors, are being designed with line width geometries of .35 micron and below, and the microprocessors have up to four layers of interconnect circuitry. The next generation of semiconductor devices, including 256 megabit DRAM's and 64-bit microprocessors, are being designed with .25 micron line geometries, and the microprocessors will incorporate four or more interconnect layers. Each additional interconnect layer requires three separate layers of deposition, which include the initial metal layer, a non-conductive dielectric layer and then a "plug" metal film to fill patterned holes in the dielectric layer that connects the metal layers on either side of the dielectric. The Company believes that the greater complexity and number of interconnect layers in advanced integrated circuits will enable the markets for dielectric and metal CVD systems to experience significant growth.

     Semiconductor manufacturers generally measure the cost performance of their production equipment in terms of "cost per wafer," which is determined by factoring in the fixed costs for acquisition and installation of such equipment, its variable operating costs and its net throughput rate. A system with higher throughput allows the semiconductor manufacturer to recover the purchase price of the system over a greater number of wafers and thereby reduce the cost of ownership of the system on a per wafer basis. Throughput is most accurately measured on a net or overall basis, which takes into account the processing speed of the system and any non-operational downtime for cleaning, maintenance or other repairs. Yield and film quality are also significant factors to the semiconductor manufacturer in selecting processing equipment. The increased costs of larger and more complex semiconductor wafers have made high yields extremely important to semiconductor manufacturers. To achieve higher yields and better film quality, deposition systems must be capable of repeating the original process on a consistent basis without a disqualifying level of defects. This characteristic, known in the industry as "repeatability," is extremely important in achieving commercially acceptable yields. Repeatability is more easily achieved in those systems that can operate at desired throughput rates without requiring the system to approach its critical tolerance limits.

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

THE NOVELLUS SOLUTION

     Novellus focuses on advanced CVD systems that provide superior film quality and yield while attaining the high levels of productivity required to meet the semiconductor industry's need for high volume, low cost wafer production. The Company's multi-station continuous processing architecture enables its systems to address each of the following critical parameters of CVD system performance:

     - THROUGHPUT, COST PER WAFER. In contrast to CVD systems which process only one wafer at a time in a chamber, the Company's multi-station continuous processing systems can process five, six, or seven wafers at the same time in a chamber, leading to higher throughput levels. The design simplicity and automatic cleaning capabilities of the Company's systems further increase net throughput by reducing production downtime. The Company believes that its systems attain the highest levels of productivity and lowest cost per wafer in the advanced CVD equipment market.

     - YIELD AND FILM QUALITY. With Novellus' unique sequential, multi-station chamber design, each wafer receives a fraction of the desired film thickness at each of five, six, or seven deposition stations in the process chamber. The "averaging" effect created by this design tends to reduce anomalies in film thickness and thereby improves film uniformity and quality. The Company's systems can obtain in general within-wafer and wafer-to-wafer uniformity levels of +/- 1% of film thickness as measured at one standard deviation, which the Company believes are the highest in the industry.

     - PROCESS REPEATABILITY. Because of the inherently higher throughput potential of continuous processing, the Company's systems are able to deposit materials at lower, more controlled rates than single wafer processing systems which generally deposit at faster rates closer to the process performance limits to achieve production-level throughputs. Lower deposition rates avoid straining the system's process tolerance limits and thereby permit increased process control and repeatability.

STRATEGY

     The Company's objective is to increase its market share in the worldwide CVD market and strengthen its position as a leading supplier of semiconductor processing equipment. The key elements of the Company's strategy are as follows:

     - EMPHASIS ON HIGH PRODUCTIVITY SYSTEMS. Novellus focuses on providing high productivity CVD systems to leading semiconductor companies. The Company addresses the needs of semiconductor manufacturers through its unique continuous processing architecture which enables its systems to attain high levels of wafer throughput, yield and film quality. The architecture's simple design also provides the Company's systems with greater up-time and smaller footprints compared to competitive systems, resulting in additional cost of ownership advantages. The Company believes that one of its new products, SPEED, a high density plasma (HDP) dielectric deposition system, is the most productive HDP system on the market today. The Company intends to retain its focus on productivity by leveraging its continuous processing architecture in product enhancements and new product offerings.

     - LEADERSHIP IN CVD TECHNOLOGY. The Company's strategy is to provide a family of deposition systems which utilize advanced CVD technologies to address leading-edge wafer processing needs. The Company's Concept One-Dielectric offers a dual frequency deposition technology to achieve superior results for a wide variety of films on wafers as large as eight inches and geometries as small as .35 micron. The Company's Concept One-W with proprietary back-side exclusion technology is used by manufacturers to connect multiple metal layers in advanced devices and the Company believes that it is currently the only system that provides high volume manufacturing worthy full coverage tungsten deposition. The Company's Concept Two system is a modular CVD system designed to address the needs of wafer fabs that demand greater levels of wafer processing integration, higher volume production and increased factory automation. The Company is focusing its research and development efforts on additional Concept Two modules, advanced "gap fill" technology, primary conductor metals, low K dielectric materials, and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers. The Company's first offering in the advanced "gap fill" technology market, SPEED, was introduced in February 1996.

     - FOCUS ON MAJOR SEMICONDUCTOR MANUFACTURERS. The Company has sold one or more CVD systems to each of the 20 largest semiconductor manufacturers in the world. The long term growth prospects for semiconductors have caused many of these manufacturers to plan major capacity expansions over the next several years. The Company's sales objective is to work closely with customers to secure purchase orders for multiple systems as such customers expand existing facilities and build next generation wafer fabs. The Company seeks to build customer loyalty and achieve a high level of repeat business by offering high reliability products, comprehensive field support and a responsive parts replacement and service program.

     - EXPANSION OF ASIAN MARKET PRESENCE. An industry source estimates that Asian manufacturers accounted for over half of the worldwide market for processing semiconductor equipment in 1996, due to Japan's large semiconductor industry and the recent rapid growth of manufacturers in Korea, Taiwan and Singapore. While Novellus derives a significant percentage of its net sales from the Asian marketplace, the Company believes that substantial additional growth potential exists. Currently, the Company's local presence in Asia includes sales and support offices through the Company's wholly owned subsidiary in Japan and one in each of Korea, Taiwan, Mainland China, Singapore and Thailand. The Company also sells its products through a distributor in Japan and manufacturer's representatives in other Asia-Pacific countries. Novellus feels it is an important part of its current business strategy to aggressively build its infrastructure in Asia to serve this rapidly growing region.

     - LOW MANUFACTURING COST STRUCTURE. Novellus utilizes an outsourcing strategy for the manufacture of major subassemblies and performs system design, assembly and testing in-house. Novellus believes that outsourcing enables it to minimize its fixed costs and capital expenditures while also providing the flexibility to increase capacity as needed. This strategy also allows the Company to focus on product differentiation through system design and quality control. Through the use of third party manufacturing specialists, the Company ensures that its subsystems incorporate advanced technologies in robotics, gas panels and microcomputers. The Company works closely with its suppliers to achieve mutual cost reduction through joint design efforts.

PRODUCTS

          Since the introduction of its original Concept One-Dielectric system in 1987, the Company has developed and now offers a family of processing systems for the CVD dielectric and metal markets. The Concept One-Dielectric deposits a variety of insulating or "dielectric" films on wafers including Oxide, Nitride and TEOS. In 1990, the Company introduced a modified version of the Concept One-Dielectric, the Concept One-W, which also uses a CVD process to deposit blanket tungsten metal films on wafers primarily as the metal interconnect between conductor layers in the integrated circuit layers. In November 1991, the Company introduced the Concept Two, which is a modular, integrated production system capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers around a common, automated robotic wafer handler. In February 1996, the Company introduced SPEED on the Concept Two platform. Targeted at advanced intermetal dielectric (IMD) deposition, SPEED is the semiconductor industry's first high density plasma deposition solution capable of high volume manufacturing.


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

     In 1993, the Company introduced the Concept Two-ALTUS, which combines the modular architecture of the Concept Two system with an advanced tungsten CVD process chamber. The system features a dual loadlock cassette module with full factory automation capability to meet the high throughput requirements of high volume automated eight inch wafer fabs. This dual loadlock cassette handler permits continuous operation of the process chamber with one loadlock, while a second loadlock is simultaneously being loaded or unloaded by the operator in the cleanroom. Through its modular configuration, the Concept Two enables the semiconductor manufacturer to combine multistation modules for slower processes with single wafer modules for faster processes to balance the throughput of the overall system. A dielectric version of the Concept Two ALTUS, the Concept Two SEQUEL, was shipped in late 1994. This system brought the same level of factory automation and throughput to the dielectric market as the ALTUS did to the metals market. The Concept Two SEQUEL was initially shipped in a single chamber version targeted at thin dielectric films used in volume 200mm IMD production applications.

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

CONCEPT TWO SEQUEL-S AND ALTUS-S

     These enhanced versions of the SEQUEL and ALTUS systems offer improved throughput performance for both thick and thin dielectric films, while occupying 45% less space than previous versions. They also provide a range of improved maintainability features and design enhancements that reduce customer facilities costs. They are available in both single and dual chamber versions.

     In addition, in 1995 the Company began accepting orders for its Concept Two Titanium Nitride (TiN) system. This system is used to form a high quality, low cost barrier/adhesion layer prior to depositing tungsten (W). The Company began shipments of this system in 1996.

CONCEPT TWO SPEED

     Introduced in February 1996, SPEED is the Company's advanced dielectric gap fill system, the semiconductor capital equipment industry's first high density plasma deposition solution capable of high-volume manufacturing. SPEED is targeted for advanced inter-metal dielectric (IMD) deposition for 0.35 micron devices and below. The IMD market is the largest segment in dielectric CVD and is also the fastest growing. SPEED is offered either as a stand alone gap fill system or integrated with the Concept Two SEQUEL to provide a complete high-throughput, low-cost gap fill and chemical mechanical polishing gap layer solution for logic manufacturing. The system utilizes a patented hemispherical source design and a proprietary electrostatic chuck to provide excellent fill, superior reproducibility, low damage and high throughput. In 1996 the Company received and shipped orders for multiple production

SPEED systems and announced an enhanced version (SPEED-S) occupying 40% less space, thus improving throughput densities for customers.

ANTI REFLECTION LAYER

     In December 1996, the Company announced a new plasma enhanced anti-reflection layer (ARL) product. The ARL product achieves tighter levels of critical dimension control with i-line and Deep UV lithography in advanced semiconductor devices while reducing cost per wafer. Running on a Concept Two Sequel, the ARL offers very competitive throughput and low cost of ownership for the industry. The Novellus ARL product is currently being used in production in customer manufacturing facilities.

MARKETING, SALES AND SERVICE

     Novellus markets its products worldwide to manufacturers of semiconductors, including both captive fabrication lines, which produce semiconductors primarily for internal consumption, and merchant semiconductor manufacturers, which produce semiconductors primarily for sales to third party customers. In North America, the Company sells products primarily through a direct sales force. It has one manufacturer's representative. The Company's U.S. sales and support offices are located in Boston, Orlando, Austin, Dallas, Phoenix, Hopewell Junction, New York, Williston, Vermont and Beaverton, Oregon. In Europe, the Company's products are predominantly sold through a wholly owned subsidiary, Novellus Systems, Ltd, which has a sales and support facility outside London and in Scotland. The Company also has sales and services support offices in The Netherlands, France and Germany. In Asia, the Company sells its products through a wholly owned subsidiary and through an independent distributor in Japan, through wholly owned subsidiaries in Korea, Taiwan, Singapore, Mainland China, and Thailand, and through manufacturers representatives in other Asia Pacific countries. The Company's Japanese subsidiary maintains two offices located near Tokyo (including Company headquarters), three offices in Western Japan, and two offices in Kyushu.

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

     For the years ended December 31, 1996, 1995 and 1994, one customer, Seki Technotron (a distributor in Japan), accounted for 12%, 11% and 13% of the Company's net sales, respectively.

     Export sales for the year ended December 31, 1996 were approximately $295.2 million, or 64% of net sales. For the years ended December 31, 1995, and 1994, export sales (including sales made by the Company's Japanese subsidiary) were approximately $209.4 million and $123.9 million, respectively, or 56% and 55% of net sales, respectively. Export sales increased due to strong international demand for semiconductor processing equipment, particularly in Asia.

     Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in 1996 and 1995 accounted for 59% and 58% of net sales, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future.

BACKLOG

     As of December 31, 1996, the Company's backlog was $156,434,000, as compared to a backlog of $151,456,000 at December 31, 1995. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers with limited or no penalties. Because of orders received in the same quarter in which a system is shipped, possible changes in system delivery schedules, cancellations of orders and delays in systems shipments, the Company's backlog at any particular date is not necessarily a reliable indicator of actual sales for any succeeding period.

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

     The Company's current research and development efforts are directed at development of new systems and processes and improving existing system capabilities. The Company is focusing its research and development efforts on additional Concept Two modules, advanced gap fill technology, primary conductor metals, low K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers.

     Expenditures for research and development during 1996, 1995 and 1994 were $53,902,000, $41,009,000, and $26,012,000, or approximately 12%, 11%, and 12% of net sales, respectively. The Company expects in future years that research and development expenditures will continue to represent a substantial percentage of net sales.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company intends to continue to pursue primarily the legal protection of its technology through patent and trade secret protection. The Company currently holds eleven patents in the United States, some with pending foreign counterparts, has sixteen patent applications allowed but not yet issued or pending in the United States and intends to file additional patent applications as appropriate. There can be no assurance that patents will issue from any of these pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. See Item 3. Legal Proceedings.

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

     - PATENTS AND PROPRIETARY RIGHTS. There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. The Company is currently involved in such litigation (see Item 3. Legal Proceedings and Note 9 to the consolidated financial statements), and, although it is not aware of any infringement by its products of any patent or proprietary rights of others, it could become involved in additional litigation in the future. Although the Company does not believe the outcome of the current litigation will have a material impact on the Company's financial condition or results of operations, no assurances can be given that this litigation or future litigation will not have such an impact.

     - INTERNATIONAL OPERATIONS. Export sales accounted for approximately 64%, 56%, and 55% of net sales in 1996, 1995, and 1994, respectively. The Company anticipates that export sales will account for a significant portion of net sales in the foreseeable future. As a result, a significant portion of the Company's sales will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, difficulties in managing distributors, potentially adverse tax consequences, and the possibility of difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products. The Company cannot predict whether quotas, duties, taxes, or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, sales of systems shipped by the Company's Japanese subsidiary are denominated in Japanese Yen. The Company sells the systems to its Japanese subsidiary in U.S. Dollars. It then enters into forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. Dollars recorded by the Japanese subsidiary.

EMPLOYEES

     At December 31, 1996, the Company had 1143 full time and temporary employees.

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

ITEM 2.  PROPERTIES

     The Company's operations are conducted primarily in a business park and an additional building located near each other in San Jose, California. The business park contains five buildings with a combined square footage of 249,408 square feet, three of which are currently occupied by the Company and two of which are occupied by other parties. The Company leases the business park under a lease that expires in 2001 and subleases the two buildings that it does not occupy. Of the three buildings occupied by the Company, one serves as corporate headquarters and consists of 42,048 square feet, the second is used primarily for manufacturing and contains 42,624 square feet. and the third consists of 59,904 square feet and is used primarily for office space and warehousing. The additional building is used for research and development and customer demonstrations. It consists of 58,000 square feet under a lease that expires in 2001. The Company also operates a research and development facility in Wilsonville, Oregon containing 16,644 square feet under a lease that expires in 2001.

     On October 24, 1996, the Company entered into a 10 year lease agreement for approximately 4.4 acres of undeveloped land adjacent to the leased business park. The Company anticipates a research and development facility will be built on this land to support future business expansion.

     The Company also operates facilities in Kawasaki and Sagimihara, Kanagawa Prefecture, Japan. The former serves as corporate headquarters, sales offices, service, technology and customer demonstration center and the latter as a logistics, customer training, and production engineering facility for the Company's Japanese subsidiary. The facility in Kawasaki is operated under a five year lease expiring in 2001. The facility in Sagamihara is operated under a two year lease with options to renew every two years up to a total of ten years.
If all the options to renew are exercised, the lease would end in 2001.

     The Company leases various other smaller facilities worldwide which are used as sales and customer service centers.

ITEM 3.  LEGAL PROCEEDINGS

     On January 30, 1995, Applied Materials, Inc. (Applied) filed a patent infringement suit against the Company in the United States District Court for the Northern District of California (the "TEOS Suit") alleging the Company's TEOS products infringe Applied's U.S. Patent 5,362,526 issued in November 1994. On September 15, 1995, the Company filed a patent infringement suit against Applied in the United States District Court for the Northern District of California (the "Tungsten Suit") alleging that Applied's tungsten products infringe the Company's U.S. Patent 5,238,499 issued in August 1993. In addition, on September 15, 1995, Applied filed a patent infringement suit against the Company in the United States District Court for the Northern District of California alleging that one of the Company's tungsten processes infringes Applied's patent 5,028,565 issued in July 1991. On October 10, 1995, the Company filed a counterclaim in the Tungsten Suit alleging that Applied's TEOS products infringe a second patent of the Company, U.S. Patent 5,425,803 issued in June 1995. On October 26, 1995, the Company filed an amended counterclaim in the Tungsten Suit alleging that Applied's tungsten products infringe a third patent of the Company, U.S. Patent 5,374,594 issued in December 1994. On August 7, 1996 the Company filed an amended complaint and an amended counterclaim in the Tungsten suit alleging that Applied's tungsten products infringe a fourth patent of the Company, U.S. Patent 5,230,741 issued in July 1993. In November 1996 the Court in the Tungsten Suit upheld the Company's claim that one of Applied's products infringes the Company's U.S. Patent 5,425,803 but has not yet ruled on Applied's invalidity and unenforceability claims. In December 1996 in the TEOS suit, the same court ruled in favor of Applied on certain summary judgment and related motions which will limit the issues the Company will be able to litigate at trial and make more difficult the Company's defense of Applied's claims at trial. Applied's claims in the matters in litigation relate to the Company's Concept One, Concept Two and Maxus products and seek an injunction against use of Applied's patented technology in Company products as well as unspecified damages. The Company's claims relate to Applied's P5000 CVD, Century CVD and Optima DX2 products and seek an injunction against use of the Company's patented technology in Applied products as well as unspecified damages.

     The trial in the TEOS Suit is now scheduled for March 24, 1997. The Company has filed a notice with the Court of the Company's intention to ask the United States Patent and Trademark Office for a reexamination of Applied's patent 5,362,526 upon which Applied's TEOS Suit claims are based. The trial in the Tungsten Suit is currently scheduled for August 1997, but is expected to be continued until a later date. Management's expectations are that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, cash flows, or results of operations and no provision has been made for the ultimate outcome of these matters in the Company's financial statements. However based on future developments, management's estimate of the ultimate outcome could change in the near term.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The information required by this item is included under "Stock Information" on page 16 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is included under "Selected Consolidated Financial Data" on page 11 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12-15 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included on pages 17-30 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference. Such information is listed under Item 14 of Part IV of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included under "Proposal No. 1:
Election of Directors," "Other Information - Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under "Other Information - Executive Compensation" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this item is included under "Other
Information - Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under "Other
Information - Certain Transactions" in the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

     (a) 1. FINANCIAL STATEMENTS. The following financial statements and schedules of the Registrant are contained on pages 17-31 of the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference:

          Report of Ernst & Young, LLP Independent Auditors.

          Consolidated Balance Sheets at December 31, 1996 and 1995.

          Consolidated Statements of Income for each of the three years in the period ended December 31, 1996.

          Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996.

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.

          Notes to Consolidated Financial Statements.

         2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule for each of the three years in the period ended December 31, 1996 is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

             Schedule II - Valuation and Qualifying Accounts.

             Schedules not listed above have been omitted because they are either inapplicable or the required information has been given in the financial statements or the notes thereto.

     (b) REPORTS ON FORM 8-K.  None filed during quarter ended December 31,
1996.

(c) EXHIBITS


     3.1 (5) Amended and Restated Articles of Incorporation of
             Registrant...............................................
     3.2 (1) Form of Bylaws of Registrant, as amended to date.........
     4.1 (1) Registration Rights Agreement dated December 21,
             1987 between Registrant, holders of Series A
             Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Warrants to purchase Series B and
             Series C Preferred Stock and Robert F. Graham, and
             amendment thereto........................................
    10.1 (8) Credit Agreement dated June 23, 1992 between
             Registrant and Bank of America National Trust and
             Savings Association......................................
    10.2 (9) First Amendment dated May 1, 1993 to Credit
             Agreement dated June 23, 1992 between Registrant
             and Bank of America National Trust and Savings
             Association..............................................
    10.3(10) Second Amendment dated April 30, 1994 to Credit
             Agreement dated June 23, 1992 between Registrant
             and Bank of America National Trust and Savings
             Association..............................................
    10.4(11) Third Amendment dated April 28, 1995 to Credit
             Agreement dated June 23, 1992 between Registrant
             and Bank of America National Trust and Savings
             Association..............................................
     10.5(9) Credit Agreement dated April 30, 1993 between
             Registrant and Sanwa Bank of California, as amended
             August 19, 1993..........................................
     10.6(9) Guaranty dated November 29, 1993 between Registrant and The Sanwa Bank Ltd...................................
    10.7(10) Line of Credit Agreement dated June 13, 1994
             between Registrant and Sanwa Bank of California..........
    10.8(11) Amendment dated May 2, 1995 of Commercial Credit
             Agreement dated June 13, 1994 between Registrant
             and Sanwa Bank of California.............................
    10.9 (5) Business Loan Agreement dated August 2, 1990
             between Registrant and Silicon Valley Bank...............
   10.10 (7) Change in Terms Agreement dated September 23, 1991 to Business Loan Agreement dated August 2, 1990
             between Registrant and Silicon Valley Bank...............
   10.11 (8) Change in Terms Agreement dated July 29, 1992 to
             Business Loan Agreement dated August 2, 1990
             between Registrant and Silicon Valley Bank...............
    10.12(9) Change in Terms Agreement dated May 12, 1993 to
             Business Loan Agreement dated August 2, 1990
             between Registrant and Silicon Valley Bank...............
    10.13(9) Modification dated May 12, 1993 to Business Loan
             Agreement dated August 2, 1990 between Registrant
             and Silicon Valley Bank, as amended September 23,
             1991 and July 29, 1992...................................
   10.14(10) Loan Modification Agreement dated July 15, 1995 between

(c) EXHIBITS

             Registrant and Silicon Valley Bank.......................
    10.15(9) Commercial Guaranty dated May 12, 1993 between the
             Registrant, Silicon Valley Bank and Individual
             Employees of Novellus Systems, Inc.......................
    10.16(7) Loan and Guaranty Agreement dated November 29, 1991 between Registrant and The Japan Development Bank........
   10.17(11) Commercial Loan Agreement dated November 15, 1995 between Registrant and Sumitomo Bank of California.......
       10.18 Commercial Loan Agreement dated April 3, 1996
             between Registrant and Sumitomo Bank of California.......
       10.19 Amendment Agreement Number 1 dated October 18, 1996
             to Commercial Loan Agreement dated April 3, 1996
             between Registrant and Sumitomo Bank of California.......
   10.20(11) Guarantee dated August 31, 1995 between Registrant and The Mitsubishi Bank, Limited.........................
    10.21(5) Commercial Lease dated October 19, 1990 between
             Registrant and Sobrato Development Companies #871, concerning property located at 81 Vista Montana,
             San Jose, California.....................................
    10.22(1) Commercial Lease dated March 11, 1987 between
             Registrant and California Second, Ltd., concerning property located at 3950 North First Street, San
             Jose, California.........................................
    10.23(3) First Amendment dated February 8, 1989 to
             Commercial Lease dated March 11, 1987 between
             Registrant and California Second Ltd., concerning property located at 3950 North First Street, San
             Jose, California.........................................
   10.24(11) Lease dated September 26, 1995 between Registrant and W. F. Batton & Co., Inc. concerning property
             located at 3590 North First Street, San Jose,
             California...............................................
   10.25(10) Standard Sublease dated April 28, 1994 between
             Registrant and Granada Computer Services, Inc., concerning property located 3940 North First
             Street, San Jose, California.............................
   10.26(11) Sublease Agreement dated January 13, 1995 between
             Registrant and LTX Corporation concerning property located at 3970 North First Street, San Jose,
             California...............................................
   10.27(11) Assignment and Assumption of Lease dated November
             22, 1995 among Registrant, Circadian, Incorporated (Assignor) and California Second, Ltd. (Landlord) concerning property located at 3942 North First
             Street, San Jose, California.............................
   10.28(11) Lease Agreement dated January 11, 1996 between
             Registrant and South Bay/Fortran concerning
             property located at 4415 Fortran Court, San Jose,
             California...............................................
       10.29 Purchase and Master Lease Agreement dated April 10,
             1996 among Registrant and Sumitomo Bank Leasing and Finance, Inc. (as Agent for Lessors) concerning property located from 3930 through 3970 North First
             Street, San Jose, California.............................
       10.30 Purchase and Master Lease Agreement dated October
             24, 1996 among Registrant and Sumitomo Bank Leasing and Finance, Inc. (as Agent for Lessors) concerning property located at the corner of

(c) EXHIBITS

             First Street and Headquarters Drive,
             San Jose, California.....................................
    10.31(1) Commercial Lease dated May 2, 1988 between
             Registrant and Aetna Life Insurance Company,
             concerning property located at 12820 Hillcrest
             Road, Suite 122, Dallas, Texas...........................
    10.32(6) Amendment dated March 27, 1990 to Commercial Lease dated May 2, 1988 between Registrant and Aetna Life Insurance Company, concerning property located at
             12820 Hillcrest Road, Suite 122, Dallas, Texas...........
    10.33(9) Amendment dated March 29, 1993 to Lease dated May
             2, 1993 between Registrant and Aetna Life Insurance Company, concerning property located at 12820
             Hillcrest Road, Suite 122, Dallas, Texas.................
   10.34(10) Standard Office Building Lease Agreement dated
             August 15, 1994 between Registrant and Aetna Life Insurance Company concerning property located at
             12840 Hillcrest Road, Suite 104, Dallas, Texas...........
    10.35(6) Lease Agreement dated May 1, 1990 between
             Registrant and East Williston Road Associates,
             concerning property located at One Blair Park,
             Blair Park, Williston, Vermont...........................
    10.36(7) Amendment dated May 23, 1991 to Lease Agreement
             dated May 1, 1990 between Registrant and East
             Williston Road Associates, concerning property
             located at One Blair Park, Blair Park, Williston,
             Vermont..................................................
    10.37(9) Letter Extension dated October 25, 1993 to Lease
             Agreement dated May 1, 1990 between Registrant and
             East Williston Road Associates, concerning property located at One Blair Park, Blair Park, Williston,
             Vermont..................................................
   10.38(11) Addendum dated August 10, 1995 to Lease Agreement dated May 1, 1990 between Registrant and East
             Williston Road Associates, concerning property
             located at One Blair Park, Blair Park, Williston,
             Vermont..................................................
    10.39(7) Office Lease dated July 1, 1991 between Registrant and Ray Prather, concerning property located at
             4090 W. State Street, Boise, Idaho.......................
    10.40(8) Office Lease dated January 29, 1992 between
             Registrant and Alan Arkawy, concerning property
             located at 1123 Route 52, Fishkill, New York.............
   10.41(11) Lease dated August 14, 1995 between Registrant and
             East Fishkill Corporate Park Investments concerning property located at 25 Corporate Park Drive, Route
             52, East Fishkill, New York..............................
    10.42(7) Commercial Lease dated February 1, 1991 between
             Registrant (Nippon Novellus Systems, K.K.) and
             Tenko, K.K., concerning property located at 1-12-3 Kamitsuruma, Sagimihara City, Kanagawa Prefecture,
             Japan....................................................
       10.43 Commercial Lease dated May 1, 1996 between
             Registrant (Nippon Novellus Systems, K.K.) and KSP Community, Inc, concerning property located at C-10F
             R&D KSP-Bldg., 3-2-1 Sakado, Takatsu-ku,
             Kawasaki-shi, Kanagawa 213, Japan (English Summary
             of original Exhibit In Japanese).........................
       10.44 Commercial Lease dated February 1, 1995 between
             Registrant

(c) EXHIBITS

             (Nippon Novellus Systems, K.K.) and Tenko Agency Co,
             Ltd, concerning property located at 1-12-3
             Kamitsuruma, Sagimihara City, Kanagawa
             Prefecture, Japan (English Summary of original
             Exhibit In Japanese).....................................
       10.45 Commercial Lease dated July 15, 1995 between
             Registrant (Nippon Novellus Systems, K.K.) and
             Heiwa Kosan Co. Ltd., concerning property located
             at 6-1-3 Nishinakajima, Yodogawa-ku, Osaka-shi,
             Osaka 532, Japan (English Summary of original
             Exhibit In Japanese).....................................
       10.46 Commercial Lease dated November 21, 1994 between Registrant (Nippon Novellus Systems, K.K.) and Usui
             Kosan Ltd, concerning property located at 2-10-18-D
             Ohi, Hakata-ku, Fukuoka-shi, Fukuoka 812, Japan
             (English Summary of original Exhibit In Japanese)........
       10.47 Commercial Lease dated May 11, 1995 between
             Registrant (Nippon Novellus Systems, K.K.) and
             Tadokora Jisho Co, Ltd, concerning property
             located at 1-25-25 Onoue, Kumamoto-shi, Kumamoto
             862, Japan. (English Summary of original Exhibit In
             Japanese)................................................
       10.48 Commercial Lease dated December 13, 1995 between Registrant (Nippon Novellus Systems, K.K.) and
             Meiko Takahashi, concerning property located at 5-8-41 Kasuga-cho, Fukuyama-shi, Hiroshima 721, Japan
             (English Summary of original Exhibit In Japanese)........
       10.49 Commercial Lease dated March 1, 1996 between
             Registrant (Nippon Novellus Systems, K.K.) and
             Tatsuo Ogawa, concerning property located at 9-12 Nishihamada, Yokkaichi-shi, Mie 510, Japan (English
             Summary of original Exhibit In Japanese).................
    10.50(8) Commercial Lease dated June 15, 1992 between
             Registrant (Novellus Systems, Ltd.) and
             Exploitatiemaatschappij Dillenberg B.V., concerning property located at Dillenburgstraat 5-B Eindhoven,
             The Netherlands..........................................
    10.51(8) Commercial Lease dated March 26, 1992 between
             Registrant (Novellus Systems, Ltd.) and W.B.
             Properties Ltd., concerning property located at 1
             to 5 Pyrford Road, West End Garage, West Byfleet,
             Surrey, United Kingdom...................................
    10.52(9) Lease dated August 17, 1993 between Registrant and
             OTR, acting as the duly authorized nominee of the
             Board of State Teachers Retirement System of Ohio, concerning property located at 1701 Directors
             Boulevard, Austin, Texas.................................
   10.53(11) Lease Agreement dated May 26, 1995 between
             Registrant and OTR, acting as the duly authorized
             nominee of the Board of State Teachers Retirement
             System of Ohio, concerning property located at 1701
             Directors Boulevard, Austin, Texas.......................
    10.54(9) Lease dated November 2, 1993 between Registrant and
             Arnbil Associates, concerning property located at 5
             Mount Royal Avenue, Marlborough, Massachusetts...........
       10.55 Lease dated November 13, 1996 between R. K. Associates-Marlboro, Inc., concerning property located at 201 Boston Post

(c) EXHIBITS

             Road West, Marlborough, Massachusetts. ..................
    10.56(9) Lease dated November 4, 1993 between Registrant and
             Canterbury Associates, concerning property located
             at 19 Walnut Hill Road, Poughkeepsie, New York...........
    10.57(9) Lease dated November 17, 1992 between Registrant
             and Aetna Casualty and Surety Company, concerning
             property located at Two Gateway, Suite 420,
             Phoenix, Arizona.........................................
    10.58(9) First Amendment dated November 30, 1993 to Lease
             dated November 17, 1992 between Registrant and
             Aetna Casualty and Surety Company, concerning
             property located at Two Gateway, Suite 420,
             Phoenix, Arizona.........................................
    10.59(9) Lease dated April 25, 1990 between Registrant and
             Korea Women's Missionary Union...........................
   10.60(11) Office Rental Contract dated November 28, 1994
             between Registrant (Novellus Systems Korea Co.,
             Ltd.) and Suh Won Building Management Company
             concerning property located at 57 Garak-Dong
             Songpa-Gu, Seoul, Korea..................................
   10.61(11) Sublease executed February 2, 1995 between
             Registrant (Novellus Systems, Ltd.) and Leyland DAF
             Finance PLC with the consent of Central Regional
             Council concerning property located at the Upper
             Ground Floor (East Wing), The Forum, Callendar
             Business Park, Falkirk, Scotland.........................
       10.62 Lease Agreement dated August 22, 1996 between
             Registrant (Novellus Systems SARL) concerning
             property located at Building D, 1st Floor, Parc de
             la Julienne, Coudray Montceaux, France (English
             Summary of original Exhibit In Japanese).................
   10.63(11) Commercial Lease Agreement dated February 1, 1996 between Registrant and Faison & Associates, Inc.
             d/b/a Southland Management Company, not
             individually, but solely as Management and Leasing
             Broker for Plaza Central I concerning property
             located at 6220 S. Orange Blossom Trail, Suite 186,
             Orlando, Florida.........................................
   10.64(11) Office Lease dated March 20, 1995 between
             Registrant and Hartford Underwriters Insurance
             Company concerning property located at 15350 North
             West Greenbrier Parkway, Suite B-340, Beaverton,
             Oregon...................................................
       10.65 Office Lease dated May 3, 1995 between Registrant
             and Security Capital Industrial trust concerning
             property located at 26277 SW 95th Avenue, Suites
             402-403, Wilsonville, Oregon.............................
   10.66(11) Lease dated February 15, 1995 between Registrant
             (Novellus Systems Taiwan) and Mr. Woo-Shung Lin and
             Mr. Wing-Yee Lee concerning property located at 5F-1,
             No. 295, Sec. 2, Kwang Fu Road, Hsinchu, Taiwan
             R.O.C. (English translation of original exhibit in
             the Chinese language)....................................
       10.67 Tenancy Agreement dated March 14, 1996 between
             Registrant (Novellus Singapore PTE Ltd) and UOL
             Property Investments PTE Ltd concerning property
             located at 101 Thompson Road, #21-01/02 United
             Square, Singapore........................................
    10.68(2) Equipment Lease dated March 28, 1989 between Registrant and

(c) EXHIBITS

             Matsco Leasing Company...................................
    10.69(7) Distribution Agreement dated April 1, 1991 between
             Registrant and Seki Technotron Corporation...............
    10.70(9) First Amendment dated January 1, 1993 to
             Distribution Agreement dated April 1, 1991 between
             the Registrant and Seki Technotron Corporation...........
   10.71(11) Distribution Agreement dated January 1, 1996
             between Registrant and Seki Technotron Corporation.......
   *10.72(7) Registrant's Amended and Restated 1984 Stock Option
             Plan, together with forms of agreements thereunder.......
   *10.73(9) Registrant's 1992 Stock Option Plan, together with forms of agreements thereunder...........................
   *10.74(8) Registrant's 1992 Employee Stock Purchase Plan...........
   *10.75(1) Form of Agent Indemnification Agreement and
             amendment thereto........................................
   *10.76(4) Employment Agreement dated June 1, 1989 between
             Registrant and Evert van de Ven..........................
   *10.77(8) Employment Agreement dated as of June 15, 1992
             between the Registrant and Peter Hanley..................
   *10.78(9) Offer Letter Agreement dated November 1, 1993
             between Registrant and Richard S. Hill...................
   *10.79(8) Promissory Note secured by Deed of Trust between
             Registrant and Daniel Queyssac secured by property
             located at 6051 Reston Road, Care Creek, Arizona.........
        13.1 Registrant's 1996 Annual Report to Shareholders
             (only portions of this document specifically
             incorporated herein by reference are included in
             this exhibit)............................................
        22.1 Subsidiaries of Registrant...............................
        23.1 Consent of Ernst & Young, LLP, Independent
             Auditors.................................................
        25.1 Powers of Attorney (see page 25).........................


     -------------

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

(11) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1996.



*    Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 19th day of March, 1997.

                                   NOVELLUS SYSTEMS, INC.

                                   By:    /s/Robert H. Smith
                                       -------------------------------
                                        Robert H. Smith
                                        EXECUTIVE VICE PRESIDENT, FINANCE AND
                                        ADMINISTRATION,
                                        CHIEF FINANCIAL OFFICER AND SECRETARY



                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard S. Hill and Robert H. Smith, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


          SIGNATURE                        CAPACITY                   DATE
          ---------                        --------                   ----

       /s/Richard S. Hill     President and Chief Executive      March 19, 1997
    -----------------------   Officer (Principal Executive
       Richard S. Hill        Officer)

       /s/Robert H. Smith     Executive Vice President, Finance  March 19, 1997
    -----------------------   and Administration, Chief
       Robert H. Smith        Financial Officer and Secretary
                              (Principal Financial and
                              Accounting Officer)

      /s/Richard S. Hill      Chairman of the Board of           March 19, 1997
    -----------------------   Directors
       Richard S. Hill

       /s/D. James Guzy       Director                           March 19, 1997
    -----------------------
        D. James Guzy

        /s/Tom Long           Director                           March 19, 1997
    -----------------------
           Tom Long

        /s/Glen Possley       Director                           March 19, 1997
    -----------------------
         Glen Possley

      /s/Robert H. Smith      Director                           March 19, 1997
    -----------------------
       Robert H. Smith

     /s/Joseph Van Poppelen   Director                           March 19, 1997
    -----------------------
     Joseph Van Poppelen

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                ($ IN THOUSANDS)

           Description                Balance at     Charged      Deductions(1)     Balance at
---------------------------------     Beginning      to Costs     -------------       End of
                                      of Period        and                            Period
                                      ----------     Expenses                       -----------
                                                     --------
Year Ended December 31, 1994           $  799        $  1,097        $  135        $  1,761
  Allowance for Doubtful Accounts

Year Ended December 31, 1995            1,761             495            60           2,196
  Allowance for Doubtful Accounts

Year Ended December 31, 1996            2,196             581             0           2,777
  Allowance for Doubtful Accounts


---------------

(1)  Charges for uncollectable accounts

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                      DOCUMENT                      SEQUENTIALLY
--------------                      --------                      NUMBERED PAGE
                                                                  -------------

     3.1 (5)   Amended and Restated Articles of Incorporation of
               Registrant. . . . . . . . . . . . . . . . . . . .
     3.2 (1)   Form of Bylaws of Registrant, as amended to
               date. . . . . . . . . . . . . . . . . . . . . . .
     4.1 (1)   Registration Rights Agreement dated December 21,
               1987 between Registrant, holders of Series A
               Preferred Stock, Series B Preferred Stock,
               Series D Preferred Stock, Warrants to purchase
               Series B and Series C Preferred Stock and
               Robert F. Graham, and amendment thereto.. . . . .
    10.1 (8)   Credit Agreement dated June 23, 1992 between
               Registrant and Bank of America National Trust
               and Savings Association.. . . . . . . . . . . . .
    10.2 (9)   First Amendment dated May 1, 1993 to Credit
               Agreement dated June 23, 1992 between Registrant
               and Bank of America National Trust and Savings
               Association.. . . . . . . . . . . . . . . . . . .
    10.3(10)   Second Amendment dated April 30, 1994 to Credit
               Agreement dated June 23, 1992 between Registrant
               and Bank of America National Trust and Savings
               Association.. . . . . . . . . . . . . . . . . . .
    10.4(11)   Third Amendment dated April 28, 1995 to Credit
               Agreement dated June 23, 1992 between Registrant
               and Bank of America National Trust and Savings
               Association . . . . . . . . . . . . . . . . . . .
     10.5(9)   Credit Agreement dated April 30, 1993 between
               Registrant and Sanwa Bank of California, as
               amended August 19, 1993.. . . . . . . . . . . . .
     10.6(9)   Guaranty dated November 29, 1993 between
               Registrant and The Sanwa Bank Ltd.  . . . . . . .
    10.7(10)   Line of Credit Agreement dated June 13, 1994
               between Registrant and Sanwa Bank of
               California. . . . . . . . . . . . . . . . . . . .
        10.8   Second Amendment dated April 5, 1996 to Line of
               Credit Agreement dated June 13, 1994 between
               Registrant and Sanwa Bank of California.. . . . .
        10.9   Third Amendment dated October 24, 1996 to Line of
               Credit Agreement dated June 13, 1994 between
               Registrant and Sanwa Bank of California.. . . . .
   10.10(11)   Amendment dated May 2, 1995 of Commercial Credit
               Agreement dated June 13, 1994 between Registrant
               and Sanwa Bank of California. . . . . . . . . . .
    10.11(5)   Business Loan Agreement dated August 2, 1990
               between Registrant and Silicon Valley Bank. . . .
    10.12(7)   Change in Terms Agreement dated September 23,
               1991 to Business Loan Agreement dated August 2,
               1990 between Registrant and Silicon Valley
               Bank. . . . . . . . . . . . . . . . . . . . . . .
    10.13(8)   Change in Terms Agreement dated July 29, 1992 to
               Business Loan Agreement dated August 2, 1990
               between Registrant and Silicon Valley Bank. . . .
    10.14(9)   Change in Terms Agreement dated May 12, 1993 to
               Business Loan Agreement dated August 2, 1990 between Registrant and Silicon

EXHIBIT NUMBER                      DOCUMENT                      SEQUENTIALLY
--------------                      --------                      NUMBERED PAGE
                                                                  -------------

               Valley Bank.. . . . . . . . . . . . . . . . . . .
    10.15(9)   Modification dated May 12, 1993 to Business Loan
               Agreement dated August 2, 1990 between Registrant
               and Silicon Valley Bank, as amended September 23,
               1991 and July 29, 1992. . . . . . . . . . . . . .
   10.15(10)   Loan Modification Agreement dated July 15, 1995
               between Registrant and Silicon Valley Bank. . . .
    10.17(9)   Commercial Guaranty dated May 12, 1993 between
               the Registrant, Silicon Valley Bank and
               Individual Employees of Novellus Systems, Inc.. .
    10.18(7)   Loan and Guaranty Agreement dated November 29,
               1991 between Registrant and The Japan Development
               Bank. . . . . . . . . . . . . . . . . . . . . . .
   10.19(11)   Commercial Loan Agreement dated November 15, 1995
               between Registrant and Sumitomo Bank of
               California. . . . . . . . . . . . . . . . . . . .
       10.20   Commercial Loan Agreement dated April 3, 1996
               between Registrant and Sumitomo Bank of
               California. . . . . . . . . . . . . . . . . . . .
       10.21   Amendment Agreement Number 1 dated October 18,
               1996 to Commercial Loan Agreement dated April 3,
               1996 between Registrant and Sumitomo Bank of
               California. . . . . . . . . . . . . . . . . . . .
   10.22(11)   Guarantee dated August 31, 1995 between Registrant
               and The Mitsubishi Bank, Limited. . . . . . . . .
       10.23   Guarantee dated June 7, 1996 between Registrant
               and The Sumitomo Bank, Limited. . . . . . . . . .
       10.24   Guarantee dated July 24, 1996 between Registrant
               and The Sanwa Bank, Limited . . . . . . . . . . .
       10.25   Guarantee dated July 24, 1996 between Registrant
               and The Bank Tokyo-Mitsubishi, Limited. . . . . .
    10.26(5)   Commercial Lease dated October 19, 1990 between
               Registrant and Sobrato Development Companies
               #871, concerning property located at 81 Vista
               Montana, San Jose, California.. . . . . . . . . .
    10.27(1)   Commercial Lease dated March 11, 1987 between
               Registrant and California Second, Ltd., concerning
               property located at 3950 North First Street,
               San Jose, California. . . . . . . . . . . . . . .
    10.28(3)   First Amendment dated February 8, 1989 to
               Commercial Lease dated March 11, 1987 between
               Registrant and California Second Ltd., concerning
               property located at 3950 North First Street,
               San Jose, California. . . . . . . . . . . . . . .
   10.29(11)   Lease dated September 26, 1995 between Registrant
               and W. F. Batton & Co., Inc. concerning property
               located at 3590 North First Street, San Jose,
               California. . . . . . . . . . . . . . . . . . . .
   10.30(10)   Standard Sublease dated April 28, 1994 between
               Registrant and Granada Computer Services, Inc.,
               concerning property located 3940 North First
               Street, San Jose, California. . . . . . . . . . .
   10.31(11)   Sublease Agreement dated January 13, 1995
               between Registrant and LTX Corporation concerning
               property located at 3970 North First Street,
               San Jose, California. . . . . . . . . . . . . . .
   10.32(11)   Assignment and Assumption of Lease dated
               November 22, 1995 among Registrant, Circadian,
               Incorporated (Assignor) and

EXHIBIT NUMBER                      DOCUMENT                      SEQUENTIALLY
--------------                      --------                      NUMBERED PAGE
                                                                  -------------

               California Second, Ltd. (Landlord) concerning
               property located at 3942 North First Street,
               San Jose, California. . . . . . . . . . . . . . .
   10.33(11)   Lease Agreement dated January 11, 1996 between
               Registrant and South Bay/Fortran concerning
               property located at 4415 Fortran Court,
               San Jose, California. . . . . . . . . . . . . . .
       10.34   Purchase and Master Lease Agreement dated
               April 10, 1996 among Registrant and Sumitomo
               Bank Leasing and Finance, Inc. (as Agent for
               Lessors) concerning property located from 3930
               through 3970 North First Street, San Jose,
               California. . . . . . . . . . . . . . . . . . . .
       10.35   Purchase and Master Lease Agreement dated
               October 24, 1996 among Registrant and Sumitomo
               Bank Leasing and Finance, Inc. (as Agent for
               Lessors) concerning property located at the
               corner of First Street and Headquarters Drive,
               San Jose, California. . . . . . . . . . . . . . .
    10.36(1)   Commercial Lease dated May 2, 1988 between
               Registrant and Aetna Life Insurance Company,
               concerning property located at 12820 Hillcrest
               Road, Suite 122, Dallas, Texas. . . . . . . . . .
    10.37(6)   Amendment dated March 27, 1990 to Commercial
               Lease dated May 2, 1988 between Registrant and
               Aetna Life Insurance Company, concerning
               property located at 12820 Hillcrest Road,
               Suite 122, Dallas, Texas. . . . . . . . . . . . .
    10.38(9)   Amendment dated March 29, 1993 to Lease dated
               May 2, 1993 between Registrant and Aetna Life
               Insurance Company, concerning property located
               at 12820 Hillcrest Road, Suite 122,
               Dallas, Texas.. . . . . . . . . . . . . . . . . .
   10.39(10)   Standard Office Building Lease Agreement dated
               August 15, 1994 between Registrant and Aetna Life
               Insurance Company concerning property located at
               12840 Hillcrest Road, Suite 104, Dallas, Texas. .
    10.40(6)   Lease Agreement dated May 1, 1990 between
               Registrant and East Williston Road Associates,
               concerning property located at One Blair Park,
               Blair Park, Williston, Vermont. . . . . . . . . .
    10.41(7)   Amendment dated May 23, 1991 to Lease Agreement
               dated May 1, 1990 between Registrant and East
               Williston Road Associates, concerning property
               located at One Blair Park, Blair Park,
               Williston, Vermont. . . . . . . . . . . . . . . .
    10.42(9)   Letter Extension dated October 25, 1993 to Lease
               Agreement dated May 1, 1990 between Registrant
               and East Williston Road Associates, concerning
               property located at One Blair Park, Blair Park,
               Williston, Vermont. . . . . . . . . . . . . . . .
   10.43(11)   Addendum dated August 10, 1995 to Lease Agreement
               dated May 1, 1990 between Registrant and East
               Williston Road Associates, concerning property
               located at One Blair Park, Blair Park,
               Williston, Vermont. . . . . . . . . . . . . . . .
    10.44(7)   Office Lease dated July 1, 1991 between
               Registrant and Ray Prather, concerning property located at 4090 W. State Street, Boise, Idaho.. .
    10.45(8)   Office Lease dated January 29, 1992 between
               Registrant and Alan Arkawy, concerning property located at 1123 Route 52, Fishkill, New York. . .

EXHIBIT NUMBER                      DOCUMENT                      SEQUENTIALLY
--------------                      --------                      NUMBERED PAGE
                                                                  -------------

   10.46(11)   Lease dated August 14, 1995 between Registrant
               and East Fishkill Corporate Park Investments
               concerning property located at 25 Corporate Park
               Drive, Route 52, East Fishkill, New York. . . . .
    10.47(7)   Commercial Lease dated February 1, 1991 between
               Registrant (Nippon Novellus Systems, K.K.) and
               Tenko, K.K., concerning property located at
               1-12-3 Kamitsuruma, Sagimihara City, Kanagawa
               Prefecture, Japan.. . . . . . . . . . . . . . . .
       10.48   Commercial Lease dated March 22, 1996 between
               Registrant (Nippon Novellus Systems, K.K.) and
               KSP Community, K.K. an agent for KSP K.K.,
               concerning property located at C-10F R&D KSP-
               Bldg., 3-2-1 Sakado, Takatsu-ku, Kawasaki-shi,
               Kanagawa 213, Japan (English Summary of original
               Exhibit In Japanese). . . . . . . . . . . . . . .
       10.49   Commercial Lease dated March 1, 1996 between
               Registrant (Nippon Novellus Systems, K.K.) and
               Tatsunaga Kogawa, concerning property located
               at 9-12 Nishihamada, Yokkaichi-shi, Mie 510,
               Japan (English Summary of original Exhibit
               In Japanese). . . . . . . . . . . . . . . . . . .
    10.50(8)   Commercial Lease dated June 15, 1992 between
               Registrant (Novellus Systems, Ltd.) and
               Exploitatiemaatschappij Dillenberg B.V.,
               concerning property located at
               Dillenburgstraat 5-B Eindhoven, The
               Netherlands.. . . . . . . . . . . . . . . . . . .
    10.51(8)   Commercial Lease dated March 26, 1992 between
               Registrant (Novellus Systems, Ltd.) and W.B.
               Properties Ltd., concerning property located at
               1 to 5 Pyrford Road, West End Garage, West
               Byfleet, Surrey, United Kingdom.. . . . . . . . .
    10.52(9)   Lease dated August 17, 1993 between Registrant
               and OTR, acting as the duly authorized nominee of
               the Board of State Teachers Retirement System of
               Ohio, concerning property located at 1701
               Directors Boulevard, Austin, Texas. . . . . . . .
   10.53(11)   Lease Agreement dated May 26, 1995 between
               Registrant and OTR, acting as the duly authorized
               nominee of the Board of State Teachers Retirement
               System of Ohio, concerning property located at
               1701 Directors Boulevard, Austin, Texas.. . . . .
    10.54(9)   Lease dated November 2, 1993 between Registrant
               and Arnbil Associates, concerning property
               located at 5 Mount Royal Avenue, Marlborough,
               Massachusetts.. . . . . . . . . . . . . . . . . .
       10.55   Lease dated November 13, 1996 between R. K.
               Associates-Marlboro, Inc., concerning property
               located at 201 Boston Post Road West,
               Marlborough, Massachusetts. . . . . . . . . . . .
    10.56(9)   Lease dated November 4, 1993 between Registrant
               and Canterbury Associates, concerning property
               located at 19 Walnut Hill Road, Poughkeepsie,
               New York. . . . . . . . . . . . . . . . . . . . .
    10.57(9)   Lease dated November 17, 1992 between Registrant
               and Aetna Casualty and Surety Company,
               concerning property located at Two Gateway,
               Suite 420, Phoenix, Arizona.. . . . . . . . . . .
    10.58(9)   First Amendment dated November 30, 1993 to Lease
               dated

EXHIBIT NUMBER                      DOCUMENT                      SEQUENTIALLY
--------------                      --------                      NUMBERED PAGE
                                                                  -------------

               November 17, 1992 between Registrant and
               Aetna Casualty and Surety Company, concerning
               property located at Two Gateway, Suite 420,
               Phoenix, Arizona. . . . . . . . . . . . . . . . .
    10.59(9)   Lease dated April 25, 1990 between Registrant
               and Korea Women's Missionary Union. . . . . . . .
   10.60(11)   Office Rental Contract dated November 28, 1994
               between Registrant (Novellus Systems Korea Co.,
               Ltd.) and Suh Won Building Management Company
               concerning property located at 57 Garak-Dong
               Songpa-Gu, Seoul, Korea.. . . . . . . . . . . . .
   10.61(11)   Sublease executed February 2, 1995 between
               Registrant (Novellus Systems, Ltd.) and Leyland
               DAF Finance PLC with the consent of Central
               Regional Council concerning property located at
               the Upper Ground Floor (East Wing), The Forum,
               Callendar Business Park, Falkirk, Scotland. . . .
       10.62   Lease Agreement dated August 22, 1996 between
               Registrant (Novellus Systems SaRL) concerning
               property located at Building D, 1st Floor,
               Parc de la Julienne, Coudray Montceaux, France
               (English Summary of original Exhibit In
               Japanese).. . . . . . . . . . . . . . . . . . . .
   10.63(11)   Commercial Lease Agreement dated February 1, 1996
               between Registrant and Faison & Associates, Inc.
               d/b/a Southland Management Company, not
               individually, but solely as Management and
               Leasing Broker for Plaza Central I concerning
               property located at 6220 S. Orange Blossom Trail,
               Suite 186, Orlando, Florida.. . . . . . . . . . .
   10.64(11)   Office Lease dated March 20, 1995 between
               Registrant and Hartford Underwriters Insurance
               Company concerning property located at 15350 North
               West Greenbrier Parkway, Suite B-340, Beaverton,
               Oregon. . . . . . . . . . . . . . . . . . . . . .
       10.65   Office Lease dated May 3, 1995 between Registrant
               and Security Capital Industrial trust concerning
               property located at 26277 SW 95th Avenue, Suites
               402-403, Wilsonville, Oregon. . . . . . . . . . .
   10.66(11)   Lease dated February 15, 1995 between Registrant
               (Novellus Systems Taiwan) and Mr. Woo-Shung Lin
               and Mr. Wing-Yee Lee concerning property located
               at 5F-1, No. 295, Sec. 2, Kwang Fu Road, Hsinchu,
               Taiwan R.O.C. (English translation of original
               exhibit in the Chinese language). . . . . . . . .
       10.67   Tenancy Agreement dated March 14, 1996 between
               Registrant (Novellus Singapore PTE Ltd) and UOL
               Property Investments PTE Ltd concerning property
               located at 101 Thompson Road, #21-01/02 United
               Square, Singapore.. . . . . . . . . . . . . . . .
    10.68(2)   Equipment Lease dated March 28, 1989 between
               Registrant and Matsco Leasing Company.. . . . . .
    10.69(7)   Distribution Agreement dated April 1, 1991 between
               Registrant and Seki Technotron Corporation. . . .
    10.70(9)   First Amendment dated January 1, 1993 to
               Distribution Agreement dated April 1, 1991 between the Registrant and Seki Technotron Corporation. .

EXHIBIT NUMBER                      DOCUMENT                      SEQUENTIALLY
--------------                      --------                      NUMBERED PAGE
                                                                  -------------

   10.71(11)   Distribution Agreement dated January 1, 1996
               between Registrant and Seki Technotron
               Corporation.. . . . . . . . . . . . . . . . . . .
   *10.72(7)   Registrant's Amended and Restated 1984 Stock
               Option Plan, together with forms of agreements
               thereunder. . . . . . . . . . . . . . . . . . . .
   *10.73(9)   Registrant's 1992 Stock Option Plan, together
               with forms of agreements thereunder.. . . . . . .
   *10.74(8)   Registrant's 1992 Employee Stock Purchase Plan. .
   *10.75(1)   Form of Agent Indemnification Agreement and
               amendment thereto.. . . . . . . . . . . . . . . .
   *10.76(4)   Employment Agreement dated June 1, 1989 between
               Registrant and Evert van de Ven.. . . . . . . . .
   *10.77(8)   Employment Agreement dated as of June 15, 1992
               between the Registrant and Peter Hanley.. . . . .
   *10.78(9)   Offer Letter Agreement dated November 1, 1993
               between Registrant and Richard S. Hill. . . . . .
   *10.79(8)   Promissory Note secured by Deed of Trust between
               Registrant and Daniel Queyssac secured by
               property located at 6051 Reston Road,
               Care Creek, Arizona.. . . . . . . . . . . . . . .
        13.1   Registrant's 1996 Annual Report to Shareholders
               (only portions of this document specifically
               incorporated herein by reference are included
               in this exhibit). . . . . . . . . . . . . . . . .
        22.1   Subsidiaries of Registrant. . . . . . . . . . . .
        23.1   Consent of Ernst & Young, LLP, Independent
               Auditors. . . . . . . . . . . . . . . . . . . . .
        25.1   Powers of Attorney (see page 25). . . . . . . . .

---------------

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

(11) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1996.


*    Management contracts or compensatory plans or arrangements.