Form 10-Q
period 1997-03-29
NOVELLUS SYSTEMS INC
filed 1997-04-23
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from _______ to _______

                             Commission File Number
                                    0-17157

                             Novellus Systems, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         California                                               77-0024666
         ----------                                               ----------
(State or other jurisdiction                                   (I.R.S. Employer
     of incorporation of                                        Identification
       organization)                                                Number)

   3970 North First Street
    San Jose, California
-----------------------------                                         95134
   (Address of principal                                              -----
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


         YES    X       NO
            -----------   ----------

As of March 29, 1997 16,435,961 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 29, 1997



                                     INDEX

                                                                                                   Page
                                                                                                   ----
Part I:  Financial Information

                 Item 1: Condensed Consolidated Financial Statements

                                Condensed Consolidated Balance Sheets at
                                March 29, 1997 and December 31, 1996.                               3



                                Condensed Consolidated Statements of Income
                                for the three months ended March 29, 1997
                                and March 31, 1996.                                                 4



                                Condensed Consolidated Statements of Cash Flows for
                                the three months ended March 29, 1997
                                and March 31, 1996.                                                 5



                                Notes to Condensed Consolidated Financial
                                Statements.                                                         6


                 Item 2:        Management's Discussion and Analysis of                             8
                                Financial Condition and Results of
                                Operations


Part II:    Other Information

                 Item 1:   Legal Proceedings                                                       10

                 Item 6:   Exhibits and Reports on Form 8-K                                        10


Signatures                                                                                         11

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
------------------------------------------------------------------------------------
Assets                                                       March 29,  December 31,
                                                                1997      1996 (1)
                                                             (unaudited)
------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                    $ 47,109    $ 65,762
  Short-term investments                                        136,357     110,906
  Accounts receivable, net                                      129,108     119,710
  Inventories                                                    57,507      55,448
  Deferred taxes                                                 16,445      18,058
  Prepaid and other current assets                                5,601       4,085
                                                               --------------------
       Total current assets                                     392,127     373,969

Property and equipment:
  Machinery and equipment                                        64,667      60,240
  Furniture and fixtures                                          4,604       4,660
  Leasehold improvements                                         36,594      36,309
                                                               --------------------
                                                                105,865     101,209

  Less accumulated depreciation and amortization                 38,471      34,991
                                                               --------------------
                                                                 67,394      66,218
Other assets                                                     18,488      19,600
                                                               --------------------
                                                               $478,009    $459,787
                                                               ====================
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------
Current liabilities:
  Current obligations under lines of credit                     $12,220     $13,153
  Accounts payable                                               26,230      26,047
  Accrued payroll and related expenses                           10,043      17,404
  Accrued warranty                                               18,938      18,566
  Other accrued liabilities                                       8,036      10,210
  Income taxes payable                                            6,697         771
                                                               --------------------
       Total current liabilities                                 82,164      86,151

Commitments and contingencies
Shareholders' equity:
   Common stock                                                 135,764     128,751
   Cumulative translation adjustment                               (510)        (81)
   Retained earnings                                            260,591     244,966
                                                               --------------------
       Total shareholders' equity                               395,485     373,636
                                                               --------------------
                                                               $478,009    $459,787
                                                               ====================

See accompanying notes.
-------------
(1) Derived from the December 31, 1996 audited financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------
(in thousands, except per share data)         Three Months Ended
(unaudited)                                   March 29,  March 31,
                                                 1997      1996
-----------------------------------------------------------------
Net sales                                     $101,628   $115,284
Cost of sales                                   45,732     48,419
                                              -------------------
      Gross profit                              55,896     66,865
Operating expenses
    Research and development                    16,842     12,303
    Selling, general and administrative         17,531     17,205
                                              -------------------
      Total operating expenses                  34,373     29,508
                                              -------------------

Operating income                                21,523     37,357
Interest income, net                             2,133      1,888
                                              -------------------
Income before provision for income taxes        23,656     39,245

Provision for income taxes                       8,043     13,736
                                              -------------------
Net income                                    $ 15,613   $ 25,509
                                              ===================

Net income per share                             $0.91      $1.55
                                              ===================

Shares used in per share calculations           17,137     16,508
                                              ===================

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------
(in thousands)                                                   Three Months Ended
(unaudited)                                                     March 29,   March 31,
                                                                   1997        1996
-------------------------------------------------------------------------------------
Cash flows provided by operating activities:
   Net income                                                    $15,613      $25,509
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                 3,572        2,493
 Changes in operating assets and liabilities
    Accounts receivable                                           (9,598)      (5,216)
    Inventories                                                     (811)     (10,376)
    Prepaid taxes and other current assets                            96         (888)
    Accounts payable                                                 183        1,492
    Accrued payroll and related expenses                          (7,577)      (4,872)
    Accrued warranty                                                 372        1,052
    Other accrued liabilities                                     (2,174)       2,938
    Income taxes payable                                           7,603        3,514
                                                                 --------------------
       Total adjustments                                          (8,334)      (9,863)
                                                                 --------------------
       Net cash provided by operating activities                   7,279       15,646
                                                                 --------------------
Cash flows from investing activities:
    Maturities and sale (purchases) of Available-For-Sale
     Debt Securities, net                                        (25,451)     (16,557)
    Capital expenditures                                          (5,904)      (7,249)
    (Increase)decrease in other assets                             1,020         (844)
                                                                 --------------------
       Net cash used for investing activities                    (30,335)     (24,650)
                                                                 --------------------
Cash flows from financing activities:
     Proceeds (payments)on lines of credit, net                     (933)        (307)
     Repurchase of common stock                                        -         (855)
     Proceeds from sale of common stock                            5,336        2,132
                                                                 --------------------
       Net cash provided by financing activities                   4,403          970
                                                                 --------------------
Net decrease in cash and cash equivalents                        (18,653)      (8,034)
Cash and cash equivalents at the beginning of the period          65,762       60,114
                                                                 --------------------
Cash and cash equivalents at the end of the period               $47,109      $52,080
                                                                 ====================
Supplemental Disclosures
Cash paid during the period for:
   Interest                                                      $    79      $    93
   Income taxes                                                  $   359      $ 9,288
Other noncash charges:
   Income tax benefits from employee stock plans                 $ 1,677      $   529

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first out) or market. Inventories consisted of the following (in thousands):

-----------------------------------------------------------------
                                  March 29, 1997     Dec 31, 1996
-----------------------------------------------------------------
Purchased parts                       $42,203            $40,211
Work-in-process                         9,748             11,347
Finished goods                          5,556              3,890
                                      -------            -------
                                      $57,507            $55,448
                                      =======            =======

3. LINES OF CREDIT

The Company has lines of credit with four banks under which the Company can borrow up to $14,220,000 at the banks' prime rate which expire at various dates through June 1998. A portion of this facility ($12,220,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At March 29, 1997 there were no borrowings by the parent company, and $12,220,000 by the subsidiary.

4. NET INCOME PER SHARE

Net income per share is based on weighted average common and dilutive common equivalent shares outstanding during the period. Stock options are considered common stock equivalents and are included in the weighted average computation using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued the Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 29, 1997 and March 31, 1996 of $.04 and $.05 per share, respectively. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

5. LITIGATION

See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended March 29,1997 were $101.6 million compared with $115.3 million for the comparable year-ago quarter, and $104.6 million for the immediately preceeding quarter. The decrease in net sales from the year-ago quarter and the immediately preceding quarter are primarily due to a shift in product mix from the Company's older Concept One product line to the leading edge Concept Two product line and an overall decline in demand for semiconductor equipment which began in the third quarter of 1996. Although the Company continues to see strong demand for its leading edge Concept Two product line, bookings for the first quarter of 1997 did not achieve a 1:1 ratio.

Gross profit for the three months ended March 29,1997 was $55.9 million compared with $66.9 million for the comparable year-ago quarter, and $58.6 million for the immediately preceeding quarter. The decreases from the year-ago quarter and the immediately preceeding quarter are primarily due to the decrease in net sales. Gross profit as a percentage of net sales for the three months ended March 29,1997 was 55% compared with 58% for the comparable year-ago quarter, and 56% for the immediately preceeding quarter. The decrease in gross profit as a percentage of net sales from the year-ago quarter and the immediately preceeding quarter were due to several factors which include the shift in mix from the Company's Concept One to its leading edge Concept Two products, pricing pressures due to the industry slow-down and lower absorption of fixed overhead costs due to reduced manufacturing activity.

Research and development expenses for the three months ended March 29,1997 were $16.8 million compared with $12.3 million for the comparable year-ago quarter, and $15.6 million for the immediately preceeding quarter. Research and development expenses as a percentage of net sales for the three months ended March 29,1997 were 16.6% compared with 10.7% for the comparable year-ago quarter, and 14.9% for the immediately preceeding quarter. The increases in research and development expenses in absolute dollars and as a percentage of net sales are a result of the Company's continuing commitment to invest in new products at levels required for industry leadership.

Selling, general, and administrative expenses for the three months ended March 29,1997 were $17.5 million compared with $17.2 million for the comparable year-ago quarter, and $19.4 million for the immediately preceeding quarter. Selling, general, and administrative expenses as a percentage of net sales for the three months ended March 29,1997 was 17.2% compared with 14.9% for the comparable year-ago quarter, and 18.5% for the immediately preceeding quarter. The slight increase in selling, general, and administrative expenses in absolute dollars from the comparable year-ago quarter is a result of higher legal expenses. The decrease in selling, general, and administrative expenses from the immediately preceding quarter is a result of ongoing efforts to reduce these expenses in absolute dollars and as a percentage of net sales.

Net interest for the three months ended March 29,1997 was $2.1 million compared with $1.9 million for the comparable year-ago quarter, and $2.3 million for the immediately preceeding quarter. The increase from the year-ago quarter is due to higher cash balances, offset by decreased interest rates.

The Company's effective tax rate for the three months ended March 29,1997 was 34% compared with 35% for the comparable year-ago quarter and the immediately preceeding period. The decrease results from the fact that the research and development tax credit was extended by the U.S. Congress during the second half of 1996.

Net income for the three months ended March 29,1997 was $15.6 million or $0.91 per share compared with $25.5 million or $1.55 per share for the comparable year-ago quarter, and $16.9 million or $1.02 per share for the immediately preceeding quarter. The decreases were primarily due to the lower net sales, gross profit and increasing research and development expenses.

The number of shares used in the per share calculations for the three months ended March 29,1997 was 17.1 million compared with 16.5 million for the comparable year-ago quarter and 16.6 million for the immediately preceeding period. The increase in shares used in the per share calculations is primarily due to increased stock options and the dilutive effect of common stock equivalents due to the higher average stock price during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and capital resources through cash flow from operations, sales of equity securities, and borrowings. The Company's primary sources of funds at March 29, 1997 consisted of $183.5 million of cash, cash equivalents and short term investments. This amount represents an increase of $6.8 million from the December 31, 1996 balance of $176.6. In addition at March 29, 1997, there was $14.2 million available under bank lines of credit that expire at various dates through June 1998. At March 29, 1997 approximately $12.2 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates or offshore reference rates. At March 29, 1997 the Company has pledged securities of approximately $34.6 million in connection with certain lease agreements for five buildings and undeveloped land.

During the three months ended March 29, 1997, the Company's cash and cash equivalents decreased $18.7 million to $47.1 million from $65.7 million at December 31, 1996. Net cash provided by operating activities during the first three months of 1997 was $7.3 million due primarily to net income of $15.6 million, depreciation and amortization of $3.6 million and increases in income taxes payable of $7.6 million. These amounts were partially offset by increases in accounts receivable of $9.6 million, accrued payroll of $7.6 million and other accrued liabilities of $2.2 million. The increase in accounts receivable was primarily due to longer collection cycles in the Pacific Rim region. Days Sales Outstanding increased to 99 days at March 29, 1997 from 97 days at December 31, 1996.

Cash flows from investing activities used $30.3 million during the first three months of 1997. During this period, net purchases of Available- For-Sale Debt Securities and capital expenditures used $25.5 million and $5.9 million, respectively. During the first three months of 1997, net cash provided by financing activities was $4.4 million, due primarily to proceeds from common stock option exercises of $5.3 million. The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

See Part II, Item 1, "Legal Proceedings" for a discussion on the possible effect of final resolution of the Company's litigation with Applied Materials, Inc.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements regarding the Company continuing to see strong demand for its leading edge Concept Two product line, the Company's continuing commitment to invest in new products at levels required for industry leadership and the statement regarding the Company's ongoing efforts to reduce selling, general and administrative expenses in absolute dollars and as a percentage of net sales, and the statement regarding the Company's cash needs over the next twelve months, except for any historical data, are forward-looking statements. The forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission (SEC). Actual results may differ materially. Novellus assumes no obligation to update this information. For more details, please refer to other SEC filings, including its most recent Annual Report on Form 10K.


PART II  OTHER INFORMATION

Item 1
Legal Proceedings

On January 20, 1995, Applied Materials, Inc. (Applied) filed a patent infringement suit against the Company, alleging that the Company's TEOS products infringe one of Applied's patents that was issued in November 1994. On April 11, 1997 a federal district court jury in the case of Applied Materials, Inc. v. Novellus Systems, Inc. in the United States District Court for the Northern District of California decided that the use of a TEOS process in Novellus' Concept One, Concept Two, and Maxus products infringes Applied's U.S. Patent No. 5,362,526. Applied has indicated that it intends to seek an injunction against Novellus' shipment of systems using the TEOS process. A number of additional issues remain to be decided in the case including certain of Novellus' defenses to the claims. If Applied were to prevail in overcoming Novellus' remaining defenses, the amount of damages, if any, to which Applied may be entitled must also be determined. Because there still must be decisions on certain Novellus defenses as well as a determination of damages, if any, the Company is at this time unable to reasonably estimate the possible damages or range of damages. Accordingly, the Company has not provided for a charge to operations in the financial statements with respect to this contingent liability. However, to the extent that the Company's defenses are not upheld, the amount of damages which could be assessed against the Company would have a material adverse impact on the Company's financial condition. In addition, depending on the scope of any injunction entered by the court, the Company's future operating results could be materially and adversely affected.

On September 15, 1995, Applied and the Company filed separate lawsuits each claiming the other is liable for patent infringement. As the lawsuits, including counterclaims, are now amended, the Company alleges that: (1) Applied's tungsten products infringe three of the Company's patents, issued in July 1993, and December 1994, respectively. (2) Applied's TEOS products infringe one of the Company's patents issued in June 1995. Applied alleges that one of the Company's tungsten processes infringes one of Applied's patents that was issued in 1991. Discovery is ongoing in the matters initiated on September 15, 1995 and trial is currently scheduled for August 1997, but is expected to be continued until a later date. Management's expectations are that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, cash flows or results of operations; however, based on future developments, management's estimate of the ultimate outcome could change in the near term.

In the normal course of business, the Company from time to time receives inquiries with regard to possible patent infringements. Management believes that it is unlikely that the outcome of the patent infringement inquiries will have a material adverse effect on the Company's financial position or results of operations.

Item 6
Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended March 29, 1997. No exhibits are filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NOVELLUS SYSTEMS, INC.
                                    REGISTRANT



                                    /s/ ROBERT H. SMITH
                                    --------------------------------------------
                                    Robert H. Smith
                                    Executive Vice President
                                    Finance and Administration
                                    (Principal Financial and Accounting Officer)



                                    April 23, 1997
                                    -----------------
                                    Date

                               INDEX OF EXHIBITS

      27                     Financial Data Schedule