Form 10-Q
period 1997-06-28
NOVELLUS SYSTEMS INC
filed 1997-08-11
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 28, 1997

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


                   YES    X        NO
                       -------        -------

As of June 28, 1997 16,629,566 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 28, 1997



                                      INDEX

Part I:     Financial Information

            Item 1:   Condensed Consolidated Financial Statements                                 Page
                      Condensed Consolidated Balance Sheets at
                      June 28, 1997 and December 31, 1996.                                          3

                      Condensed Consolidated Statements of Income
                      for the three and six months ended June 28, 1997
                      and June 30, 1996.                                                            4

                      Condensed Consolidated Statements of Cash Flows for
                      the six months ended June 28, 1997
                      and June 30, 1996.                                                            5

                      Notes to Condensed Consolidated Financial
                      Statements.                                                                   6

            Item 2:   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                                                    9

            Item 3:   Not Applicable

Part II:    Other Information

            Item 1:   Legal Proceedings                                                            13

            Item 4:   Submission Of Matters to A Vote of Security Holders                          15

            Item 6:   Exhibits and Reports on Form 8-K                                             15

Signatures                                                                                         17

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
------------------------------------------------------------------------------------
Assets                                                         June 28, December 31,
                                                                  1997      1996 (1)
                                                             (unaudited)
------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                     $34,116      $65,762
  Short-term investments                                         15,557      110,906
  Accounts receivable, net                                      134,157      119,710
  Inventories                                                    92,989       55,448
  Deferred income taxes                                          16,299       18,058
  Prepaid and other current assets                               32,151        4,085
                                                               ---------------------
       Total current assets                                     325,269      373,969

Property and equipment:
  Machinery and equipment                                        89,099       60,240
  Furniture and fixtures                                          4,643        4,660
  Leasehold improvements                                         37,273       36,309
                                                               ---------------------
                                                                131,015      101,209

  Less accumulated depreciation and amortization                 43,031       34,991
                                                               ---------------------
                                                                 87,984       66,218
Deferred income taxes                                            24,674           --
Other assets                                                     25,376       19,600
                                                               ---------------------
                                                               $463,303     $459,787
                                                               =====================
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------
Current liabilities:
  Current obligations under lines of credit                     $13,053      $13,153
  Accounts payable                                               31,724       26,047
  Accrued payroll and related expenses                           16,760       17,404
  Accrued warranty                                               33,310       18,566
  Other accrued liabilities                                      54,858       10,210
  Income taxes payable                                               --          771
                                                              ----------------------
       Total current liabilities                                149,705       86,151

Long-term debt                                                   65,000           --
Commitments and contingencies
Shareholders' equity:
   Common stock                                                 142,406      128,751
   Cumulative translation adjustment                               (442)         (81)
   Retained earnings                                            106,634      244,966
                                                              ----------------------
       Total shareholders' equity                               248,598      373,636
                                                              ----------------------
                                                               $463,303     $459,787
                                                              ======================

See accompanying notes.

(1) Derived from the December 31, 1996 audited financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------    ----------------------
(in thousands, except per share data)          Three Months Ended          Six Months Ended
(unaudited)                                   June 28,   June 30,    June 28,      June 30,
                                                  1997       1996        1997          1996
-----------------------------------------------------------------    ----------------------
Net sales                                     $114,466   $120,248     $216,094     $235,532
Cost of sales                                   51,510     50,430       97,242       98,849
                                              -------------------    ----------------------
      Gross profit                              62,956     69,818      118,852      136,683
Operating expenses
  Research and development                      19,655     12,443       36,497       24,746
  Selling, general and administrative           18,595     18,283       36,126       35,489
  In-process research and development          119,246         --      119,246           --
  Restructuring and other costs                 14,243         --       14,243           --
  Litigation settlement and related legal costs 84,021         --       84,021           --
  Bad debt write-off                            17,700         --       17,700           --
                                              -------------------    ----------------------
      Total operating expenses                 273,460     30,726      307,833       60,235
                                              -------------------    ----------------------

Operating income (loss)                       (210,504)    39,092     (188,981)      76,448
Interest income, net                             1,370      1,684        3,503        3,573
                                              -------------------    ----------------------
Income (loss) before income taxes             (209,134)    40,776     (185,478)      80,021

Provision (benefit) for income taxes           (55,395)    14,272      (47,352)      28,008
                                              -------------------    ----------------------
Net income (loss)                            ($153,739)   $26,504    ($138,126)     $52,013
                                              ===================    ======================

Net income (loss) per share                     ($9.31)     $1.60       ($8.40)       $3.15
                                              ===================    ======================

Shares used in per share calculations           16,510     16,531       16,445       16,520
                                              ===================    ======================

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                            Six Months Ended
(unaudited)                                                                                       June 28,        June 30,
                                                                                                      1997            1996
--------------------------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities:
   Net income                                                                                    ($138,126)        $52,013
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    In-process research & development                                                              119,246              --
    Restructuring & other costs                                                                     14,243              --
    Bad debt write-off                                                                              17,700              --
    Deferred income taxes                                                                          (24,674)             --
    Depreciation and amortization                                                                    8,132           5,496
Changes in operating assets and liabilities
    Accounts receivable                                                                            (18,331)         (2,254)
    Inventories                                                                                    (13,431)        (18,067)
    Prepaid taxes and other current assets                                                            (638)         (1,561)
    Accounts payable                                                                                (2,363)         (9,807)
    Accrued payroll and related expenses                                                            (3,167)         (1,350)
    Accrued warranty                                                                                 1,025           1,240
    Other accrued liabilities                                                                       15,110           4,131
    Income taxes payable / refundable                                                              (21,730)         (5,032)
                                                                                                   -----------------------
       Total adjustments                                                                            91,122         (27,204)
                                                                                                   -----------------------
       Net cash provided by operating activities                                                   (47,004)         24,809
                                                                                                   -----------------------
Cash flows from investing activities:
    Maturities and sale (purchases) of Available-For-Sale
      Debt Securities, net                                                                          95,349         (20,445)
    Purchase of the net assets of the Thin Film Systems
      business of Varian Associates                                                               (148,325)             --
    Capital expenditures                                                                           (12,556)        (18,514)
   (Increase) decrease in other assets                                                               6,830            (828)
                                                                                                   -----------------------
       Net cash used for investing activities                                                      (58,702)        (39,787)
                                                                                                   -----------------------
Cash flows from financing activities:
     Proceeds (payments)on lines of credit, net                                                       (100)          4,541
     Borrowings under long-term debt                                                                65,000              --
     Repurchase of common stock                                                                       (206)           (592)
     Proceeds from sale of common stock                                                              9,366           3,027
                                                                                                   -----------------------
       Net cash provided by financing activities                                                    74,060           6,976
                                                                                                   -----------------------
Net increase decrease in cash and cash equivalents                                                 (31,646)         (8,002)
Cash and cash equivalents at the beginning of the period                                            65,762          60,114
                                                                                                   -----------------------
Cash and cash equivalents at the end of the period                                                 $34,116         $52,112
                                                                                                   =======================
Supplemental Disclosures Cash paid during the period for:
   Interest                                                                                           $265            $176
   Income taxes                                                                                       $359         $31,563
Other noncash charges:
   Income tax benefits from employee stock plans                                                    $4,289          $1,442

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

----------------------------------------------------------------
                                June 28, 1997       Dec 31, 1996
----------------------------------------------------------------
Purchased parts                        $56,879           $40,211
Work-in-process                         32,397            11,347
Finished goods                           3,713             3,890
                                      --------       -----------
                                       $92,989           $55,448
                                      ========       ===========

3. LINES OF CREDIT

The Company has lines of credit with four banks under which the Company can borrow up to $15,053,000 at the banks' prime rate which expire at various dates through June 1998. A portion of this facility ($13,053,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At June 28, 1997 there were no borrowings by the parent company, and $13,053,000 by the subsidiary.

4. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on weighted average common and dilutive common equivalent shares outstanding during the period. Stock options are considered common stock equivalents and are included in the weighted average computation using the treasury stock method. Stock options were not included in the computation of loss per share for the three and six months ended June 28, 1997 as their effect was antidilutive.

In February 1997, the Financial Accounting Standards Board issued the Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by basic earnings per share. The primary difference between primary earning per share and basic earnings per share is the dilutive effect of stock options is excluded from basic earnings per share. The impact is expected to result in an increase in calculated earnings (loss) per share for the second quarter ended June 28, 1997 and June 30, 1996 of $0.00 and $0.05 per share, respectively and for the 6 months ended June 28, 1997 and June 30, 1996 of $0.00 and $0.10 per share, respectively. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.



5. LITIGATION

On May 4, 1997, the Company entered into a comprehensive global settlement of all of its ongoing legal disputes, to that date, with Applied Materials, Inc. ("Applied"). The Company recorded an expense of $84.0 million relating to the settlement, consisting of a cash payment of $80.0 million to Applied and $4.0 million primarily related to legal costs associated with the settlement. See
Part II, Item 1 of this Form 10-Q for a description of Legal Proceedings.


6. ACQUISITION OF THE THIN FILM SYSTEMS BUSINESS OF VARIAN ASSOCIATES

On June 20, 1997, the Company completed the acquisition of the Thin Film Systems business("TFS") of Varian Associates ("Varian"). TFS manufactures and markets equipment for physical vapor deposition ("PVD"), a critical technology in the production of advanced semiconductor logic and memory devices. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the accompanying financial statements include the results of operations of TFS subsequent to the acquisition date.

The currently estimated total purchase price of $148.3 million, consisted of a cash payment of $145.5 million to Varian and $2.8 million of related acquisition expenses. Acquired assets and liabilities were recorded at their estimated fair values at the date of the acquisition. The aggregate purchase price, plus related acquisition expenses, have been allocated to the assets and liabilities acquired based on independent valuations. Amounts allocated to in-process research and development of approximately $119.2 million were written-off at the acquisition date, representing an estimated value (using risk-adjusted cash flows, discounted at 35%) of development programs that have not yet reached technological feasibility. Amounts allocated to developed technology, $11.7 million and workforce in place, $1.0 million are amortized on a straight line basis over periods of seven and three years, respectively.

Pro-forma results of operations as if the transaction had occurred at the beginning of fiscal 1996 are not shown as the information is unavailable at the time of this filing. Pro-forma information is expected to be included in an amendment to the Form 8-K, filed by the Company on July 7, 1997, reporting the purchase of TFS. The purchase price allocation is preliminary and is dependent on the Company's completion of the opening balance sheet audit of TFS.

As a result of the acquisition of TFS the Company recorded restructuring costs of $14.2 million comprised primarily of write-offs of duplicative assets and exiting certain facilities. The Company expects that primarily all of these actions will be incurred in the year ended December 31, 1997, with the exception of certain lease commitments. The components of the restructuring charge are summarized as follows:

-----------------------------------------------------------
                                              June 28, 1997
-----------------------------------------------------------
Duplicative machinery and equipment                 $ 9,039
Lease commitments and leasehold improvements          3,143
Other exiting costs                                   2,061
                                                   --------
                                                    $14,243
                                                   ========


7. LONG-TERM DEBT

In June 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company bear interest at either a base rate plus a margin or the London Interbank Offering Rate ("LIBOR") plus a margin for interest periods of one to six months. As of June 28, 1997, total borrowings under the revolving credit line were $65 million with a weighted average interest rate of approximately 6.5%. The Senior Credit facility requires the Company maintain compliance with certain financial covenants. At June 28, 1997, the Company was in compliance with these financial covenants. The Senior Credit Facility currently prohibits the Company from paying dividends.

8. BAD DEBT WRITE-OFF

In June 1997, the Company determined that due to the financial difficulties facing one of its customers and lack of a satisfactory response from the customer, during the quarter, the outstanding accounts receivable balance was at risk for collection. Accordingly, the Company recorded a write-off of $17.7 million, representing the outstanding accounts receivable balance and other related expenses for the repossession of its equipment.

9. COMMITMENTS

In June 1997, the Company entered into two new lease agreements adding two buildings to the five existing buildings and 4.4 acres of undeveloped land leased by the Company at December 31, 1996 . The agreements are for five years each at an interest rate that approximates LIBOR. At current interest rates the annual lease payments total approximately $3.5 million. During the term of the lease, the Company may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable. The guaranteed residual amount under the lease agreements is approximately $53.9 million.

The Company's facilities leases contain certain restrictive financial covenants. At June 28, 1997, the Company was in compliance with these covenants.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended June 28, 1997 were $114.5 million, compared with $120.2 million for the comparable year-ago quarter, and $101.6 million for the immediately preceding quarter. Net sales for the six months ended June 28, 1997 were $216.1 million as compared with $235.5 million for the comparable period a year ago. There was no material impact on the current quarter revenues associated with the June 20, 1997 purchase of the Thin Film Systems business ("TFS"), of Varian Associates ("Varian"). The increase in net sales from the immediately preceding quarter reflects increasing shipments of the Company's Concept Two product line (which has a higher average selling price than the Concept One product) and an overall increase in demand for semiconductor equipment. The Company continues to see strong demand for its Concept Two product line. Bookings for the second quarter of 1997 were greater than a 1:1 ratio. The decreases in net sales from the comparable year-ago periods was primarily due to an overall decline in demand for semiconductor equipment which began in the third quarter of 1996.

International net sales (including export sales) for the three and six months ended June 28, 1997, were 30.6% and 42.3%, respectively, as a percentage of total net sales, which compares to the prior year periods of 69.9% and 72.8%, respectively. The decrease relates primarily to increased sales in the U.S. offsetting the slow down in Japan, for which net sales as a percentage of revenue have decreased to 10% and 11.1% for the three and six months ended June 28, 1997, from 35.1% and 35.4% for the comparable year-ago periods. The Company's international system sales are primarily made directly to its customers.

Gross profit as a percentage of net sales for the three and six months ended June 28,1997 was 55%, compared with 58% for the comparable year-ago periods and 55% for the immediately preceding quarter. Gross profit as a percentage of sales remained flat against the immediately preceding period, reflecting the continued shift in mix away from the Company's higher margin Concept One product to its Concept Two products, offset by increased absorption of fixed overhead costs due to the increased manufacturing activity. The decreases in gross profit as a percentage of net sales from the comparable year-ago periods is due to several factors which include the shift in mix from the Company's high margin Concept One product to its Concept Two products, pricing pressures due to the industry slow-down and lower absorption of fixed overhead costs due to reduced manufacturing activity. In addition, as a result of the TFS acquisition the Company expects gross margins to decline in the third and fourth quarters of fiscal 1997.

Research and development expenses for the three and six months ended June 28, 1997 were $19.7 million and $36.5 million respectively, an increase of $7.2 million and $11.8 million when compared with comparable periods last year and an increase of $2.8 million when compared with the immediately preceding quarter. Research and development expenses as a percentage of net sales for the three and six months ended June 28,1997 represented 17.2% and 16.9% respectively, compared with 10.3% and 10.5% for the comparable year-ago periods, and 16.6% for the immediately preceding quarter. Absolute dollar levels of research and development expenses increased significantly in the reported periods reflecting the Company's increasing commitment to research and development spending on new product development, even during periods of flat to declining revenues, particularly in the development of the Company's Concept two and 300mm product lines. This spending, expressed as a percentage of sales, increased dramatically because of the impact of lower net sales for the 6 months ended June 28, 1997.

Selling, general, and administrative expenses for the three and six months ended June 28, 1997 were $18.6 million and $36.1 million respectively, essentially flat compared with the comparable periods last year, and an increase of $1.1 million compared to the immediately preceding quarter. Selling, general, and administrative expenses as a percentage of net sales for the three and six months ended June 28,1997 were 16.2% and 16.7% respectively, compared with 15.2% and 15.1% for the comparable year-ago periods and 17.2% for the immediately preceding quarter. The increase in selling, general, and administrative expenses as a percentage of sales from the year ago periods is primarily due to the impact of the addition of TFS. The decrease in selling, general, and administrative expenses as a percentage of sales from the immediately preceding quarter is a result of increased sales levels quarter over quarter.

Acquisition of TFS. On June 20, 1997, the Company completed the acquisition of TFS. In connection with this, the Company recorded pre tax charges of $133.5 million during the three months ended June 28, 1997. These charges included $119.3 million for in-process research and development and $14.2 million attributed to restructuring charges, relating to write-offs of duplicative assets and facilities at the Company.

To determine the value of the acquired in-process research and development technology, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income, target markets and associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and the risks related to the viability of potential changes in future target markets. Due to the absence of a completed working model at which point functions, features and technical performance requirements can be demonstrated, as of the date of the acquisition, the Company concluded that the in-process technology had no alternate future use after considering potential future usage in different products, resale, and internal usage. A discount rate of 35% was applied in the independent valuation of in-process technology. The analysis resulted in a valuation of $119.3 million. Therefore, in accordance with generally accepted accounting principles, the $119.3 million was expensed. The estimated cost associated with the remaining development of these projects is expected to be $54.8 million, which the Company expects to incur over the next three to four years.

Other charges. The Company recorded one time charges of $84.0 million and $17.7 million related to the settlement of the Applied Materials CVD patent suit and a customer account write-off, respectively. (See Part II, Item 1 of this Form 10-Q for a description of Legal Proceedings.)

Net interest income decreased by $0.3 million and $0.1 million for the three and six months ended June 28, 1997 compared with the comparable year-ago periods, and $0.7 million for the immediately preceding quarter. The decreases from the year-ago periods and the immediately preceding period is due to lower cash balances, as a result of the payment of $80 million to Applied Materials, for the settlement of the CVD patent suit and to a lesser extent, the payment to Varian for the acquisition of TFS.

The Company's effective tax rate for the three and six months ended June 28,1997 was 26% compared with 35% for the comparable year-ago periods and 34% for the immediately preceding period. The decrease is primarily attributable to the valuation reserve established against a portion of the deferred tax asset arising from the write-off of the purchased in-process research & development. The Company expects that taxable income in future periods will be sufficient to realize all the benefits of the recorded net deferred tax assets. The effective tax rate for the remainder of fiscal 1997 is anticipated to be 34%.

Net income (loss) for the three and six months ended June 28,1997 was $(153.7) million or $(9.31) per share and $(138.1) million or $(8.40) per share respectively, compared with $26.5 million or $1.60 per share and $52.0 million or $3.15 per share for the comparable year-ago periods, and $15.6 million or $0.91 per share for the immediately preceding quarter. The change to a net loss from a net income for the three and six month ended June 28, 1997, is attributable to the impact of the charges of $119.2 million related to the in-process research and development and $14.2 million attributed to restructuring charges, in connection with the acquisition of TFS, and charges of $84.0 million and $17.7 million related to the settlement of the Applied Materials CVD patent suit and a customer account write-off, respectively. Without giving effect to these charges the Company's operating results reflected net income for the three and six months ended June 28, 1997 of $17.2 million or $1.00 per share and $32.8 million or $1.91 per share, respectively.

The number of shares used in the per share calculations for the three and six months ended June 28,1997 was 16.5 million and 16.4 million respectively, compared with 16.5 million for the comparable year-ago periods and 17.1 million for the immediately preceding period. The decrease in shares used compared to the immediately preceding quarter is the impact of the exclusion of common stock equivalents for the three and six months ended June 28, 1997 as they are antidilutive to loss periods.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital resources through cash flow from operations, sales of equity securities, and borrowings. The Company's primary sources of funds at June 28, 1997 consisted of $49.7 million of cash, cash equivalents and short term investments. This amount represents a decrease of $127.0 million from the December 31, 1996 balance of $176.7 million. During the quarter the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company bear interest at either a base rate plus a margin or LIBOR plus a margin for interest periods of one to six months. As of June 28, 1997, total borrowings under the Senior Credit Facility were $65 million with a weighted average interest rate of approximately 6.5%. The Senior Credit facility requires the Company to be in compliance with certain financial covenants. At June 28, 1997, the Company was in compliance with these financial covenants. The Senior Credit Facility currently prohibits the Company from paying dividends. In addition at June 28, 1997, there was $15 million available under bank lines of credit that expire at various dates through June 1998. At June 28, 1997 approximately $13.1 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates or offshore reference rates.

During the six months ended June 28, 1997, the Company's cash and cash equivalents decreased $31.6 million to $34.1 million from $65.7 million at December 31, 1996. Net cash used by operating activities during the first six months of 1997 was $(47.0) million due primarily to a net loss of $138.1 million, increases in accounts receivable and inventories of $18.3 million and $13.4 million respectively, income taxes payable / refundable of $21.7 million, and the impact of recording the deferred income tax asset of $24.7 million. These amounts were partially offset by non-cash charges of $119.2 million, $14.2 million and $17.7 million, relating to the write-off of in-process research and development, restructuring costs and a bad debt write-off, respectively. The increase in accounts receivable was primarily due to the increased level of sales for the quarter ended June 28, 1997 as compared to the quarter ended December 31, 1996.

Net cash flows from investing activities used $58.7 million during the first six months of 1997. During this period, the Company paid $148.3 million for the purchase of TFS and had capital expenditures of $12.6 million, which was offset by the net sales of Available-For-Sale Debt Securities which generated $95.3 million.

During the first six months of 1997, net cash provided by financing activities was $74.3 million, due primarily to the drawing down of $65 million on the $125 million Senior Credit Facility. Additionally, the Company has received proceeds from common stock option exercises of $9.4 million. The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

The Company expects investment in property and equipment in the current fiscal year to approximate $42 million of which $12.5 million has been incurred as of June 28, 1997. The Company intends to finance these investments from existing cash balances and cash flows from operations.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements regarding the Company continuing to see strong demand for its Concept Two product line, the statement regarding the Company's increasing commitment to research and development spending on new product development. The statement regarding the estimated cost associated with the remaining development of TFS research and development projects, the statement regarding the Company's cash needs over the next twelve months, the statement regarding the Company's expectation that gross margins will decline in third and fourth quarters of fiscal 1997, the statement regarding the Company's expectation that taxable income in future periods will be sufficient to realize the benefits of the recorded net deferred tax assets, the statement regarding the effective tax rate for the remainder of fiscal 1997 is anticipated to be 34%, and the statements as to the Company's anticipated investments in property and equipment in the current fiscal year and the Company's intentions as to the source of financing for these investments, except for any historical data, are forward-looking statements. The forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, the outcome of litigation (see "Legal Proceedings" Part II Item 1), availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission (SEC). Actual results may differ materially. Novellus assumes no obligation to update this information. For more details, please refer to other SEC filings, including its most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

PART II  OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

Applied Materials, Inc. vs. Novellus Systems, Inc. (Case No. C-95-0243-CAL).

On April 11, 1997, after a jury trial, a jury verdict was entered in favor of Applied Materials, Inc. ("Applied") and against the Company in the TEOS action, case no. C-95-0243-CAL in the United States District Court for the Northern District of California. On May 4, 1997, the Company entered in to a comprehensive global settlement of all of its then-ongoing legal disputes with Applied. Pursuant to the terms of a Settlement Agreement, Applied and the Company agreed as follows:

(1) the Company and Applied agreed to dismiss with prejudice all legal actions then-ongoing between Applied and the Company and entered into mutual general releases of any related claims;

(2) the Company agreed to pay Applied $80 million;

(3) Applied granted the Company a non-exclusive, worldwide, non-transferable and, with limited exceptions, non-assignable license under U.S. patent no. 5,362,526 (the "526 Patent") to make, use, sell, lease, service, support and import TEOS systems manufactured by or, under limited circumstances, for the Company until expiration of the `526 patent and related foreign patents;

(4) the Company agreed to pay Applied a royalty based on a percentage of net revenue of licensed TEOS systems and subsystems until the expiration of the `526 patent;

(5) the Company granted Applied a royalty-free, non-exclusive, worldwide, non-transferable and, with limited exceptions, non-assignable license under certain of the Company's chemical vapor deposition ("CVD") patents to make, use, sell, lease, service, support and import equipment manufactured and marketed by Applied until the expiration of such patents;

(6) Applied granted to the Company a royalty-free, non-exclusive, worldwide, non-transferable and, with limited exceptions, non-assignable license under certain of Applied's chemical vapor deposition ("CVD") patents to make, use, sell, lease, service, support and import equipment manufactured and marketed by the Company until the expiration of such patents; and

(7) the Company gave Applied the right to terminate the Settlement Agreement, including the license of Applied's `526 and CVD patents upon the sale by the Company of all or substantially all of specified portions of the Company's business or assets or the occurrence of certain merger, combination or investment transactions involving the Company.

Applied Materials, Inc. vs. Varian Associates Inc. and Novellus Systems, Inc. (Case No. 6-97-20523).

On July 7, 1997, prior to the consummation of the purchase of the Thin Film Systems Business ("TFS") of Varian Associates ("Varian"), Applied Materials, Inc. ("Applied") filed a complaint (the "Complaint") against Varian in the United States District Court for the Northern District of California San Jose Division, Civil Action No. C-97-20523 RMW, alleging, among other things, infringement by Varian (including the making, using, selling, operating, and/or offering for sale of certain products and systems made by TFS) of United States Patent Nos. 5,171,412, 5,186,718, 5,496,455 and 5,540,821 (the "Applied
Patents"), which patents are owned by Applied. After consummation of the TFS purchase, Applied amended the Complaint to add the Company as a defendant. In addition to a request for a permanent injunction against further infringement, the Complaint includes requests for damages for alleged prior infringement and treble damages for alleged "willful" infringement. In connection with the consummation of the TFS purchase, Varian agreed, under certain circumstances, to reimburse the Company for certain of its legal and other expenses in connection with the defense and prosecution of this litigation, and to indemnify the Company for a portion of any losses incurred by the Company arising from this litigation (including losses resulting from a permanent injunction). The Company believes, and has been advised by Varian, that Varian believes that there are meritorious defenses to Applied's allegations, including among other things, that the Company's operations (including TFS products and systems) do not infringe the Applied Patents and that a portion of the Applied Patents are invalid. However, the resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with Applied will not have a material adverse effect on the Company's business or results of operations (taking into account both the defenses available to the Company and Varian's reimbursement and indemnity obligations), there can be no assurances that Applied will not ultimately prevail in this dispute and that, in such an event, Varian's reimbursement and indemnity obligations will not be sufficient to fully reimburse the Company for its losses.

Other Litigation

In the normal course of business, the Company from time to time receives inquiries with regard to possible patent infringements. Management believes that it is unlikely that the outcome of the patent infringement inquiries will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting of Shareholders, held on May 23, 1997, the following proposals were adopted by the margins indicated.

1.       Election of Directors

         Nominee                             In Favor                           Withheld
         -------                             --------                           --------
         Richard S. Hill                     14,800,793                         49,589
         D. James Guzy                       14,800,460                         49,922
         Tom Long                            14,798,318                         52,064
         Glen Possley                        14,796,517                         53,865
         Robert H. Smith                     14,797,459                         52,923
         Joseph Van Pappelen                 14,798,052                         52,330


2. Approval of an Amendment to the Company's 1992 Stock Option Plan to Increase the Shares Reserved for Issuance by 660,000 Shares

         In Favor                   Opposed                  Abstained                Broker Non-Votes
         --------                   -------                  ---------                ----------------
         7,409,474                  7,102,260                37,490                   301,158


3. Approval of an Amendment to the Company's 1992 Employee Stock Purchase Plan to Increase the Shares Reserved for Issuance by 40,000 Shares

         In Favor                   Opposed                  Abstained                Broker Non-Votes
         --------                   -------                  ---------                ----------------
         14,376,641                 206,513                  37,643                   229,585



4. Ratification of Appointment of Ernst & Young LLP as Certified Public Accountants of the Company for the next fiscal year ended December 31, 1997.

         In Favor                   Opposed                  Abstained
         --------                   -------                  ---------
         14,827,765                  9,501                   13,116



ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(a) 2.1 Asset Purchase Agreement by and between Varian Associates, Inc. and the Company dated May 7, 1997, attached as Exhibit 2.1 to the Company's Form 8-K dated July 7, 1997 and incorporated herein by reference thereto.

         2.2 First Amendment to Asset Purchase Agreement by and between Varian Associates, Inc. and the Company dated June 20, 1997 attached as Exhibit 2.2 to the Company's Form 8-K dated July 7, 1997 and incorporated herein by reference thereto.

         2.3 Assignment and Assumption of Lessee's Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12 Palo Alto) by and between Varian Associates, Inc. and the Company dated May 7, 1997 attached as Exhibit 2.3 to the Company's Form 8-K dated July 7, 1997 and incorporated herein by reference thereto.

         2.4 Sublease (Portion of Unit 9, Palo Alto) by and between Varian Associates, Inc. and the Company dated May 7, 1997 attached as Exhibit 2.4 to the Company's Form 8-K dated July 7, 1997 and incorporated herein by reference thereto.

         2.5 Shared Use Agreement by and between Varian Associates, Inc. and the Company dated May 7, 1997 attached as Exhibit 2.5 to the Company's Form 8-K dated July 7, 1997 and incorporated herein by reference thereto.

         2.6 Environmental Agreement by and between Varian Associates, Inc. and the Company dated May 7, 1997 attached as Exhibit 2.6 to the Company's Form 8-K dated July 7, 1997 and incorporated herein by reference thereto.

         2.7 Cross License Agreement by and between Varian Associates, Inc. and the Company dated May 7, 1997 attached as Exhibit 2.7 to the Company's Form 8-K dated July 7, 1997 and incorporated herein by reference thereto.

         2.8 Parts Supply Agreement by and between Varian Associates, Inc. and the Company dated May 7, 1997 attached as Exhibit 2.8 to the Company's Form 8-K dated July 7, 1997 and incorporated herein by reference thereto.

         10.1 Settlement Agreement by and between Applied Materials, Inc. and the Company dated May 7, 1997. Confidential treatment has been requested with respect to portions of this Exhibit.

         10.2 Credit Agreement by and among ABN AMRO Bank, N.V., as agent, the lenders named therein, and the Company dated May 7, 1997.

         10.3 Facility 1 Lease Agreement, Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan North America, Inc. and the Company dated June 9, 1997.

         10.4 Facility 2 Lease Agreement, Construction Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan North America, Inc. and the Company dated June 9, 1997.


(b) Report on Form 8-K (No. 000 17157) was filed by Company the July 7, 1997 with respect to the Company's purchase of the Thin Film Systems Business of Varian Associates, Inc. as described in item 2 of the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NOVELLUS SYSTEMS, INC.
                                 ----------------------
                                     REGISTRANT



                                 /S/ ROBERT H. SMITH
                                 ---------------------------------------------
                                 Robert H. Smith
                                 Executive Vice President
                                 Finance and Administration
                                 (Principal Financial and Accounting Officer)



                                 August 11, 1997
                                 ---------------
                                 Date

                                  EXHIBIT INDEX


         10.1 Settlement Agreement by and between Applied Materials, Inc. and the Company dated May 7, 1997. Confidential treatment has been requested with respect to portions of this Exhibit.

         10.2 Credit Agreement by and among ABN AMRO Bank, N.V., as agent, the lenders named therein, and the Company dated May 7, 1997.

         10.3 Facility 1 Lease Agreement, Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan North America, Inc. and the Company dated June 9, 1997.

         10.4 Facility 2 Lease Agreement, Construction Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan North America, Inc. and the Company dated June 9, 1997.

         27   Financial Data Schedule