Form 10-Q
period 1997-09-27
NOVELLUS SYSTEMS INC
filed 1997-11-10
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 27, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 27, 1997 33,673,824 shares of the Registrant's common stock, no par value, were issued and outstanding (this amount gives effect to the two-for-one split announced on September 22, 1997).

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 27, 1997


                                      INDEX

Part I:  Financial Information

         Item 1: Condensed Consolidated Financial Statements                   Page

                 Condensed Consolidated Balance Sheets at
                 September 27, 1997 and December 31, 1996.                       3

                 Condensed Consolidated Statements of Income
                 for the three and nine months ended September 27, 1997
                 and September 30, 1996.                                         4

                 Condensed Consolidated Statements of Cash Flows for
                 the nine months ended September 27, 1997
                 and September 30, 1996.                                         5

                 Notes to Condensed Consolidated Financial
                 Statements.                                                     6


         Item 2: Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                     10




Part II: Other Information


         Item 6: Exhibits and Reports on Form 8-K                               14



Signatures                                                                      15

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

------------------------------------------------------------------------------------
Assets                                                      September 27,  December 31,
                                                                 1997       1996(1)
                                                             (unaudited)
------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                    $ 38,604     $ 65,762
  Short-term investments                                         28,976      110,906
  Accounts receivable, net                                      141,704      119,710
  Inventories                                                    88,143       55,448
  Deferred income taxes                                          16,299       18,058
  Prepaid and other current assets                               29,037        4,085
                                                               ---------------------
       Total current assets                                     342,763      373,969

Property and equipment:
  Machinery and equipment                                        62,697       60,240
  Furniture and fixtures                                         17,716        4,660
  Leasehold improvements                                         45,642       36,309
                                                               ---------------------
                                                                126,055      101,209

  Less accumulated depreciation and amortization                 41,448       34,991
                                                               ---------------------
                                                                 84,607       66,218
Deferred income taxes                                            24,674           --
Other assets                                                     30,414       19,600
                                                               ---------------------
                                                               $482,458     $459,787
                                                               =====================
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------
Current liabilities:
  Current obligations under lines of credit                     $12,270      $13,153
  Accounts payable                                               26,749       26,047
  Accrued payroll and related expenses                           17,604       17,404
  Accrued warranty                                               36,513       18,566
  Other accrued liabilities                                      44,954       10,210
  Income taxes payable                                               --          771
                                                              ----------------------
       Total current liabilities                                138,090       86,151

Long-term debt                                                   65,000           --
Commitments and contingencies
Shareholders' equity:
   Common stock                                                 152,800      128,751
   Cumulative translation adjustment                               (204)         (81)
   Retained earnings                                            126,772      244,966
                                                              ----------------------
       Total shareholders' equity                               279,368      373,636
                                                              ----------------------
                                                               $482,458     $459,787
                                                              ======================

See accompanying notes.

(1) Derived from the December 31, 1996 audited financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------       ------------------
(in thousands, except per share data)          Three Months Ended        Nine Months Ended
(unaudited)                                   Sept. 27, Sept. 30,       Sept. 27, Sept. 30,
                                                  1997       1996          1997       1996
-----------------------------------------------------------------     --------------------
Net sales                                     $155,080   $121,597      $371,174   $357,129
Cost of sales                                   72,888     52,281       170,130    151,130
                                              -------------------     --------------------
      Gross profit                              82,192     69,316       201,044    205,999
Operating expenses
  Research and development                      25,199     13,591        61,696     38,337
  Selling, general and administrative           25,991     19,540        62,117     55,029
  In-process research and development               --         --       119,246         --
  Restructuring and other costs                     --         --        14,243         --
  Litigation settlement and related legal costs     --         --        84,021         --
  Bad debt write-off                                --         --        17,700         --
                                              -------------------     --------------------
      Total operating expenses                 51,190     33,131        359,023     93,366
                                              -------------------     --------------------

Operating income (loss)                         31,002     36,185      (157,979)   112,633
Interest income, net                             (580)      2,489         2,923      6,062
                                              -------------------     --------------------
Income (loss) before income taxes               30,422     38,674      (155,056)   118,695

Provision (benefit) for income taxes            10,343     13,536       (37,008)    41,544
                                              -------------------     --------------------
Net income (loss)                              $20,079    $25,138     ($118,048)   $77,151
                                              ===================     ====================

Net income (loss) per share                       $.57      $.77         ($3.57)     $2.34
                                              ===================     ====================

Shares used in per share calculations (1)       35,276     32,834        33,108     32,970
                                              ===================     ====================

See accompanying notes.

(1) Net income (loss) per share amounts reflect the 2 for 1 split. See footnote 10.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------
(in thousands)                                                                  Nine Months Ended
(unaudited)                                                                   Sept. 27,    Sept. 30,
                                                                                   1997         1996
----------------------------------------------------------------------------------------------------
Cash flows provided by operating activities:
   Net income (loss)                                                          ($118,048)     $77,151
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    In-process research & development                                           119,246           --
    Restructuring & other costs                                                  14,243           --
    Bad debt write-off                                                           17,700           --
    Deferred income taxes                                                       (24,674)          --
    Depreciation and amortization                                                12,807        7,950
Changes in operating assets and liabilities
    Accounts receivable                                                         (25,878)      (4,102)
    Inventories                                                                  (8,585)     (27,554)
    Prepaid taxes and other current assets                                       (7,868)      (4,269)
    Accounts payable                                                             (5,210)     (10,342)
    Accrued payroll and related expenses                                         (2,251)        (798)
    Accrued warranty                                                              2,028        2,487
    Other accrued liabilities                                                    13,856        3,052
    Income taxes payable / refundable                                            (7,334)      (4,173)
                                                                               ---------------------
       Total adjustments                                                         98,080      (37,749)
                                                                               ---------------------
       Net cash provided by (used in) operating activities                      (19,968)      39,402
                                                                               ---------------------
Cash flows from investing activities:
    Maturities and sale (purchases) of Available-For-Sale
      Debt Securities, net                                                       81,930      (32,285)
    Purchase of the net assets of the Thin Film Systems
      business of Varian Associates                                            (148,325)          --
    Capital expenditures                                                        (22,266)     (17,555)
   (Increase)decrease in other assets                                             1,792       (7,821)
                                                                               ---------------------
       Net cash used for investing activities                                   (86,869)     (57,661)
                                                                               ---------------------
Cash flows from financing activities:
     Proceeds (payments)on lines of credit, net                                    (883)       6,280
     Borrowings under long-term debt                                             65,000           --
     Repurchase of common stock                                                    (145)      (2,971)
     Proceeds from sale of common stock                                          15,707        4,910
                                                                               ---------------------
       Net cash provided by financing activities                                 79,679        8,219
                                                                               ---------------------
Net decrease in cash and cash equivalents                                       (27,158)     (10,040)
Cash and cash equivalents at the beginning of the period                         65,762       60,114
                                                                               ---------------------
Cash and cash equivalents at the end of the period                              $38,604      $50,074
                                                                               =====================
Supplemental Disclosures Cash paid during the period for:
   Interest                                                                        $568         $254
   Income taxes                                                                      $0      $45,411
Other noncash charges:
   Income tax benefits from employee stock plans                                 $4,053       $1,442

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

----------------------------------------------------------------
                                Sept. 27, 1997     Dec. 31, 1996
----------------------------------------------------------------
Purchased parts                        $54,581           $40,211
Work-in-process                         29,064            11,347
Finished goods                           4,498             3,890
                                       -------           -------
                                       $88,143           $55,448
                                       =======           =======

3. LINES OF CREDIT

The Company has lines of credit with four banks under which the Company can borrow up to $14,270,000 at the banks' prime rate which expire at various dates through June 1998. A portion of this facility ($12,270,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At September 27, 1997 there were no borrowings by the parent company, and $12,270,000 by the subsidiary.

4. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on weighted average common and dilutive common equivalent shares outstanding during the period. Stock options are considered common stock equivalents and are included in the weighted average computation using the treasury stock method. Stock options were not included in the computation of loss per share for the nine months ended September 27, 1997 as their effect was antidilutive.

In February 1997, the Financial Accounting Standards Board issued the Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by basic earnings per share. The difference between primary earning per share and basic earnings per share is the dilutive effect of stock options is excluded from basic earnings per share. The impact is expected to result in an increase in calculated earnings (loss) per share for the third quarter ended September 27, 1997 and September 30, 1996 of $0.03 and $0.01 per share, respectively and for the 9 months ended September 27, 1997 and September 30, 1996 of $0.00 and $0.06 per share, respectively. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

The currently estimated total purchase price of $148.3 million, consisted of a cash payment of $145.5 million to Varian and $2.8 million of related acquisition expenses. The purchase price is preliminary and is dependent on the review of the final audit of the financial statements of TFS. Acquired assets and liabilities were recorded at their estimated fair values at the date of the acquisition. The aggregate purchase price, plus related acquisition expenses, have been allocated to the assets and liabilities acquired based on independent valuations. Amounts allocated to in-process research and development of approximately $119.2 million were written-off at the acquisition date, representing an estimated value (using risk-adjusted cash flows, discounted at 35%) of development programs that have not yet reached technological feasibility. Amounts allocated to developed technology, $11.7 million and workforce in place, $1.0 million are amortized on a straight line basis over periods of seven and three years, respectively.

As a result of the acquisition of TFS the Company recorded restructuring costs of $14.2 million comprised primarily of write-offs of duplicative assets and exiting certain facilities. The Company expects that primarily all of these actions will be completed in the year ended December 31, 1997, with the exception of certain lease commitments. The components of the restructuring charge are summarized as follows:

------------------------------------------------------------------------------
                                              June 28,      Used    Sept. 27,
                                                 1997                   1997
------------------------------------------------------------------------------
Duplicative machinery and equipment             $9,039     $8,005     $1,034
Lease commitments and leasehold improvements     3,143      1,355      1,788
Other exiting costs                              2,061        912      1,149
                                               -------    -------     ------
                                               $14,243    $10,272     $3,971
                                               =======    =======     ======


7. LONG-TERM DEBT

In June 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company bear interest at either a base rate plus a margin or the London Interbank Offering Rate ("LIBOR") plus a margin for interest periods of one to six months. As of September 27, 1997, total borrowings under the revolving credit line were $65 million with a weighted average interest rate of approximately 6.5%. The Senior Credit facility requires the Company maintain compliance with certain financial covenants. At September 27, 1997, the Company was in compliance with these financial covenants. The Senior Credit Facility currently prohibits the Company from paying dividends.

8. BAD DEBT WRITE-OFF

In June 1997, the Company determined that due to the financial difficulties facing one of its customers and lack of a satisfactory response from the customer during the quarter, the outstanding accounts receivable balance was at risk for collection. Accordingly, the Company recorded a write-off of $17.7 million, representing the outstanding accounts receivable balance and other related expenses for the repossession of its equipment.

9. COMMITMENTS

Subsequent to the end of the quarter, the Company entered into four new lease agreements adding three buildings and 6.4 acres of undeveloped land to the seven existing buildings and 4.4 acres of undeveloped land leased by the Company at June 28, 1997. The agreements are for five years each at an interest rate that approximates LIBOR. At current interest rates the annual lease payments total approximately $7.7 million. During the term of the lease, the Company may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable. The subsequent guaranteed residual amount under the lease agreements is approximately $119.2 million.

The Company's facilities leases contain certain restrictive financial covenants. At September 27, 1997, the Company was in compliance with these covenants.

10. STOCK SPLIT

On September 22, 1997 the Company announced that its Board of Directors had approved a two-for-one split of Novellus' stock. Each shareholder of record as of the close of business on Monday, September 29, 1997 has received one additional share of common stock for every share held. Net income (loss) per share amounts and number of shares used in the computations, presented in this filing, give effect to the 2-for-1 split.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended September 27,1997 were $155.1 million, compared with $121.6 million for the comparable year-ago quarter, and $114.5 million for the immediately preceding quarter. Net sales for the nine months ended September 27, 1997 were $371.2 million as compared with $357.1 million for the comparable period a year ago. The increase in net sales from the immediately preceding quarter reflects the impact of the acquisition of TFS which was completed on June 20, 1997, increasing shipments of the Company's Concept Two product line (which has a higher average selling price than the Concept One product) and an overall increase in demand for semiconductor equipment. The Company continues to see strong demand for its Concept Two product line. Bookings for the third quarter of 1997 were greater than a 1:1 ratio.

International net sales (including export sales) for the three and nine months ended September 27, 1997, were 40% and 41%, respectively, as a percentage of total net sales, which compares to the prior year periods of 65% and 66%, respectively. The decrease relates primarily to increased sales in the U.S. offsetting the slow down in Japan, for which net sales as a percentage of revenue have decreased to 15% and 12% for the three and nine months ended September 27, 1997, from 23% and 29% for the comparable year-ago periods. The Company's international system sales are primarily made directly to its customers.

Gross profit as a percentage of net sales for the three and nine months ended September 27,1997 were 53% and 54%, compared with 58% and 57% for the comparable year-ago periods and 55% for the immediately preceding quarter. The decrease in gross profit percentage is mainly due to the shipment of older PVD systems which have lower margins than the CVD systems business. The Company expects continued pressure on gross margins in the fourth quarter of fiscal 1997 due to the continued change in product sales mix as a result of the TFS acquisition.

Research and development expenses for the three and nine months ended September 27, 1997 were $25.2 million and $61.7 million respectively, an increase of $11.6 million and $23.4 million when compared with comparable periods last year and an increase of $5.5 million when compared with the immediately preceding quarter. Research and development expenses as a percentage of net sales for the three and nine months ended September 27,1997 represented 16.2% and 16.6% respectively, compared with 11.2% and 10.7% for the comparable year-ago periods, and 17.2% for the immediately preceding quarter due to the impact of the acquisition of TFS. Absolute dollar levels of research and development expenses increased significantly in the reported periods reflecting the Company's increasing commitment to research and development spending on new product development particularly in the development of 300mm product lines.

Selling, general, and administrative expenses for the three and nine months ended September 27, 1997 were $26 million and $61.7 million respectively and an increase of $7.4 million when compared to the immediately preceding quarter. Selling, general, and administrative expenses as a percentage of net sales for the three and nine months ended September 27,1997 were 16.8% and 16.7% respectively, compared with 16.1% and 15.4% for the comparable year-ago periods and 16.2% for the immediately preceding quarter. The increase in selling, general, and administrative expenses as a percentage of sales from the year ago periods and the immediately preceding period is due to the impact of the acquisition of TFS. In connection with the acquisition, the Company recorded pre tax charges of $133.5 million during the second quarter ended June 28, 1997. These charges included $119.3 million for in-process research and development and $14.2 million attributed to restructuring charges, relating primarily to write-offs of duplicative assets and facilities at the Company.

The Company recorded one time charges of $84.0 million and $17.7 million related to the settlement of the TEOS patent litigation and a customer account write-off, respectively, in the second quarter ended June 28, 1997.

Net interest income decreased by $3.1 million for the three and nine months ended September 27, 1997 respectively, compared with the comparable year-ago periods, and $2.0 million for the immediately preceding quarter. The decreases from the year-ago periods and the immediately preceding period is due to lower cash balances, as a result of the payment of $80 million to Applied Materials, for the settlement of the TEOS patent suit and the payment to Varian for the acquisition of TFS.

The Company's effective tax rate for the three and nine months ended September 27,1997 was 34% and 23.9% compared with 35% for the comparable year-ago periods and 26.5% for the immediately preceding period. The difference is primarily attributable to the valuation reserve established in the second quarter of 1997 against a portion of the deferred tax asset arising from the write-off of the purchased in-process research & development. The Company expects that taxable income in future periods will be sufficient to realize all the benefits of the recorded net deferred tax assets. The effective tax rate for the remainder of fiscal 1997 is anticipated to be 34%.

Net income (loss) for the three and nine months ended September 27,1997 was $20.1 million or $0.57 per share and $(118.0) million or $(3.57) per share respectively, compared with $25.1 million or $0.77 per share and $77.2 million or $2.34 per share for the comparable year-ago periods, and $(153.7) million or $(4.66) per share for the immediately preceding quarter. The change to a net loss from a net income for the nine months ended September 27, 1997, is attributable to the impact of the charges of $119.2 million related to the in-process research and development and $14.2 million attributed to restructuring charges, in connection with the acquisition of TFS, and charges of $84.0 million and $17.7 million related to the settlement of the TEOS patent litigation and a customer account write-off, respectively. Without giving effect to these charges the Company's operating results reflected net income for the nine months ended September 27, 1997 of $52.9 million or $3.05 per share.

The number of shares used in the per share calculations for the three and nine months ended September 27,1997 was 35.2 million and 33.2 million respectively, compared with 32.8 million and 33.0 million respectively, for the comparable year-ago periods and 33.0 million for the immediately preceding period. The increase in shares used compared to the immediately preceding quarter is the impact of the inclusion of common stock equivalents for the three months ended June 30, 1997 as they are antidilutive to loss periods. In addition, shares used for the nine months ended September 27, 1997 excluded common stock equivalents as they are antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital resources through cash flow from operations, sales of equity securities, and borrowings. The Company's primary sources of funds at September 27, 1997 consisted of $67.6 million of cash, cash equivalents and short term investments. This amount represents a decrease of $109.1 million from the December 31, 1996 balance of $176.7 million. During the second quarter of 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company bear interest at either a base rate plus a margin or LIBOR plus a margin for interest periods of one to six months. As of September 27, 1997, total borrowings under the Senior Credit Facility were $65 million with a weighted average interest rate of approximately 6.5%. The Senior Credit facility requires the Company to be in compliance with certain financial covenants. At September 27, 1997, the Company was in compliance with these financial covenants. The Senior Credit Facility currently prohibits the Company from paying dividends. In addition at September 27, 1997, there was $14.3 million available under bank lines of credit that expire at various dates through June 1998. At September 27, 1997 approximately $12.3 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates or offshore reference rates.

During the nine months ended September 27, 1997, the Company's cash and cash equivalents decreased $27.2 million to $38.6 million from $65.8 million at December 31, 1996. Net cash used by operating activities during the first nine months of 1997 was ($20) million due primarily to a net loss of $118 million, increases in accounts receivable and inventories of $25.9 million and $8.6 million respectively, income taxes payable / refundable of $7.3 million, and the impact of recording the deferred income tax asset of $24.7 million. These amounts were partially offset by non-cash charges of $119.2 million, $14.2 million and $17.7 million, relating to the write-off of in-process research and development, restructuring costs and a bad debt write-off, respectively. The increase in accounts receivable was due to the increased level of sales for the quarter ended September 27, 1997 as compared to the quarter ended December 31, 1996.

Net cash flows from investing activities used $86.9 million during the first nine months of 1997. During this period, the Company paid $148.3 million for the purchase of TFS and had capital expenditures of $22.3 million, which was offset by the net sales of Available-For-Sale Debt Securities which generated $81.9 million.

During the first nine months of 1997, net cash provided by financing activities was $79.7 million, due primarily to the drawing down of $65 million on the $125 million Senior Credit Facility. Additionally, the Company has received proceeds from common stock option exercises of $15.7 million. The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

The Company expects investment in property and equipment in the current fiscal year to approximate $42 million of which $22.3 million has been incurred as of September 27, 1997. The Company intends to finance these investments from existing cash balances and cash flows from operations.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements regarding the Company continuing to see strong demand for its Concept Two product line, the statement regarding the Company's increasing commitment to research and development spending on new product development. The statement regarding the Company's cash needs over the next twelve months, the statement regarding the Company's expectation that gross margins will be under continued pressure in fourth quarter of fiscal 1997, the statement regarding the Company's expectation that taxable income in future periods will be sufficient to realize the benefits of the recorded net deferred tax assets, the statement regarding the effective tax rate for the remainder of fiscal 1997 is anticipated to be 34%, and the statements as to the Company's anticipated investments in property and equipment in the current fiscal year and the Company's intentions as to the source of financing for these investments, except for any historical data, are forward-looking statements. The forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, the outcome of availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission (SEC). Actual results may differ materially. Novellus assumes no obligation to update this information. For more details, please refer to other SEC filings, including the Company's most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

PART II  OTHER INFORMATION

ITEM 6

Exhibits and Reports on Form 8-K

a)
   10.1 Participation Agreement by and among Lease Plan North America, Inc. the Company and ABN AMRO Bank, N.V., as agent for the participations named therein, dated June 9, 1997.

   10.1.1. Letter Amendment, dated June 20, 1997, to the Participation Agreement by and among Lease Plan North America, Inc., the Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

   10.1.2 Amendment no. 1, dated August 28, 1997, to the Participation Agreement by and among Lease Plan North America, Inc., the Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

   10.1.3 Amendment no. 2, dated September 26, 1997, to the Participation Agreement by and among Lease Plan North America, Inc., the Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

   10.2 Amendment no. 1, dated August 28, 1997, to the Facility 2 Lease Agreement, Construction Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan North America, Inc. and the Company dated June 9, 1997.

   10.2.1 Amendment no. 2, dated September 26, 1997, to the Facility 2 Lease Agreement, Construction Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan North America, Inc. and the Company dated June 9, 1997.

   10.3 Amendment no. 1, dated September 26, 1997, to the Facility 1 Lease Agreement, Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan North America, Inc. and the Company dated June 9, 1997.

   10.4 Participation Agreement by and among Lease Plan U.S.A., Inc., the Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated October 15, 1997.

   10.5 Facility 1 Lease Agreement, Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan U.S.A., Inc. and the Company dated October 15, 1997.

   10.6 Facility 2 Lease Agreement, Construction Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan U.S.A., Inc. and the Company dated October 15, 1997.

   27.1 Financial Data Schedule

b)i) Report on Form 8-K (No. 000 17157) was filed by the Company on July 7, 1997 with respect to the Company's purchase of the Thin Film Systems Business of Varian Associates, Inc. as described in item 2 of the Form 8-K.

ii) Report on Form 8-K/A (No. 000 17157) was filed by the Company on September 5, 1997 with respect to the financial statements of the Thin Film Business acquired from Varian Associates, Inc. as described in item 2 of the Form 8-K/A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NOVELLUS SYSTEMS, INC.
                                    -------------------------------------------
                                         REGISTRANT


                                    /s/ Robert H. Smith
                                    -------------------------------------------
                                    Robert H. Smith
                                    Executive Vice President
                                    Finance and Administration
                                    (Principal Financial and Accounting Officer)


                                    November 7, 1997
                                    -------------------------------------------
                                    Date

                               INDEX TO EXHIBITS




   10.1 Participation Agreement by and among Lease Plan North America, Inc. the Company and ABN AMRO Bank, N.V., as agent for the participations named therein, dated June 9, 1997.

   10.1.1. Letter Amendment, dated June 20, 1997, to the Participation Agreement by and among Lease Plan North America, Inc., the Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

   10.1.2 Amendment no. 1, dated August 28, 1997, to the Participation Agreement by and among Lease Plan North America, Inc., the Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

   10.1.3 Amendment no. 2, dated September 26, 1997, to the Participation Agreement by and among Lease Plan North America, Inc., the Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

   10.2 Amendment no. 1, dated August 28, 1997, to the Facility 2 Lease Agreement, Construction Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan North America, Inc. and the Company dated June 9, 1997.

   10.2.1 Amendment no. 2, dated September 26, 1997, to the Facility 2 Lease Agreement, Construction Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan North America, Inc. and the Company dated June 9, 1997.

   10.3 Amendment no. 1, dated September 26, 1997, to the Facility 1 Lease Agreement, Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan North America, Inc. and the Company dated June 9, 1997.

   10.4 Participation Agreement by and among Lease Plan U.S.A., Inc., the Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated October 15, 1997.

   10.5 Facility 1 Lease Agreement, Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan U.S.A., Inc. and the Company dated October 15, 1997.

   10.6 Facility 2 Lease Agreement, Construction Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan U.S.A., Inc. and the Company dated October 15, 1997.

   27.1 Financial Data Schedule