Form 10-K405
period 1997-12-31
NOVELLUS SYSTEMS INC
filed 1998-03-09
CIK 836106

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to  _______

                         Commission File Number 0-17157

                             NOVELLUS SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

          CALIFORNIA                                             77-0024666
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)


               3970 NORTH FIRST STREET SAN JOSE, CALIFORNIA 95134
               (Address of principal executive offices) (Zip Code)

                                 (408) 943-9700
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
Title of Each Class                                         Which Registered
      None                                                        N/A

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

            YES     [X]       NO    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 27, 1998 the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,645,000,000 based on the average of the high and low prices of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding on February 27, 1998 was 33,824,931.

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  BUSINESS

Novellus Systems, Inc. ("Novellus" or "the Company") was incorporated in April 1984, as a California Corporation. The Company manufactures, markets and services advanced automated wafer fabrication systems for the deposition of thin films within the semiconductor equipment market. The Company is a leading supplier of high productivity chemical vapor deposition ("CVD") systems used in the fabrication of integrated circuits. CVD systems are used to deposit all of the dielectric (insulating) layers and certain of the conductive metal layers on the surface of a semiconductor wafer. The overall growth in the semiconductor industry and the increasing number of layers used in complex integrated circuits have led to increased demand for advanced CVD equipment. The Company's products are differentiated from its competitors by their simultaneous ability to provide superior film quality while providing high productivity and low cost of ownership in the advanced CVD market. The Company's strategy is to focus on major semiconductor manufacturers, and the Company has sold one or more of its systems to each of the 20 largest semiconductor manufacturers in the world. On June 20, 1997, the Company completed the acquisition of the Thin Film Systems business ("TFS") of Varian Associates, Inc. ("Varian"). TFS manufactures and markets equipment for physical vapor deposition ("PVD"), a critical technology in the production of advanced semiconductor logic and memory devices.

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

The fabrication of integrated circuits requires a number of complex and repetitive processing steps, including deposition, photolithography and etch. Deposition is a process in which a film of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. The two principal methods of this film deposition are CVD, which can be used to deposit both insulating and conductive films, and PVD, which is used primarily for sputtering conductive metals onto the wafer surface. In the CVD process, wafers are typically placed in a reaction chamber and a variety of pure and precisely metered gases are introduced while some form of energy is added to activate a chemical reaction on the wafer surface. The result of this reaction is the deposition of a film on the wafer.

PVD, also known as "sputtering," is a process whereby ions of an inert gas, typically argon, are electrically accelerated in a high vacuum toward a target of pure metal, such as aluminum, titanium or copper. Upon impact, the argon ions "sputter" off bits of the target material, which then deposits on the silicon wafer to form thin conductive films which "wire" the thousands of transistors in the computer chip together.

CVD processes are used to deposit all of the dielectric films in an integrated circuit. The dielectric layers in an integrated circuit include the initial interlayer, portions of the interconnect layers and the final passivation layer. CVD is also used for deposition of conductive metal layers, particularly those metals that are more difficult to deposit in smaller line width geometry devices through conventional PVD or other deposition technology. CVD technology is particularly effective for depositing blanket tungsten as a "plug" layer that connects one conductive metal layer to another in a multi-level integrated circuit. For such applications, tungsten is replacing aluminum, which has certain physical properties that reduce its efficacy for the smaller interconnect holes of devices with smaller line width geometries.

PVD processes are used to provide conducting liner and barrier metal layers to prevent diffusion or reactions between metals such as tungsten and silicon regions, and to provide underlying foundations for the nucleation of other metal deposition layers. The Company believes that, in the future, PVD tantalum barrier and copper seed layers may play an important role in replacing aluminum with copper as the primary wiring material. Currently, aluminum PVD is also widely used as the primary wiring material in up to six or more layers of device interconnect.

Advanced integrated circuit technology has created increased demand for more sophisticated semiconductor processing equipment. Today's complex semiconductor devices, such as 64 megabit DRAMs and 64-bit microprocessors, are being designed with 0.35 micron and below micron line width geometries, and the microprocessors have up to four layers of interconnect circuitry. The next generation of semiconductor devices, including 256 megabit DRAMs, are being designed with 0.25 micron line geometries, and the microprocessors will incorporate four or more interconnect layers. Each additional interconnect layer requires three separate layers of deposition, which include the initial metal layer, a non-conductive dielectric layer and then a "plug" metal film to fill patterned holes in the dielectric layer that connects the metal layers on either side of the dielectric. The Company believes that the greater complexity and number of interconnect layers in advanced integrated circuits will enable the markets for CVD and PVD systems to experience significant growth.

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

THE NOVELLUS SOLUTION

Novellus focuses on advanced CVD and PVD systems that provide superior film quality while attaining the high levels of productivity required to meet the semiconductor industry's need for high volume, low cost wafer production. The Company's multi-station continuous processing architecture enables its systems to address each of the following critical parameters of CVD system performance:

Throughput, Cost per Wafer. In contrast to CVD systems which process only one wafer at a time in a chamber, the Company's multi-station continuous processing systems can process five, six, or even seven wafers at the same time in a chamber, leading to higher throughput levels. The design simplicity and automatic cleaning capabilities of the Company's systems further increase net throughput by reducing production downtime. The Company believes that its CVD systems attain the highest levels of productivity and lowest cost per wafer in the advanced equipment market.

Film Quality. With Novellus' unique sequential, multi-station chamber design, each wafer receives a fraction of the desired film thickness at each of the five, six, or seven deposition stations in the process chamber. The "averaging" effect created by this design tends to reduce anomalies in film thickness and thereby improves film uniformity and quality. The Company's systems, for most films, can obtain within-wafer and wafer-to-wafer uniformity levels of +/- 1% of film thickness as measured at one standard deviation, which the Company believes is leading in the industry.

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

Metal PVD Solutions. Through the acquisition of TFS, Novellus has extended its capabilities introducing its newest PVD product, the INOVATM system. PVD technology is a critical technology in the production of advanced semiconductor logic and memory devices. It enables us to provide customers with the entire set of deposition processes required for 0.25 micron devices and below.

STRATEGY

The Company's objective is to increase its market share in the worldwide CVD and PVD markets and strengthen its position as a leading supplier of semiconductor processing equipment.
The key elements of the Company's strategy are as follows:

Emphasis on High Productivity Systems. Novellus focuses on providing high productivity CVD and PVD systems to leading semiconductor companies. The Company addresses the needs of semiconductor manufacturers through either, its multi-chamber or unique continuous processing architecture, which enables its systems to attain high levels of wafer throughput, yield and film quality. The architecture's simple design also provides the Company's systems with greater up-time and smaller footprints compared to competitive systems, resulting in additional cost of ownership advantages. The Company intends to retain its focus on productivity by leveraging its multi-chamber and continuous processing architecture in product enhancements and new product offerings.

Leadership in CVD and PVD Technology. The Company's strategy is to provide a family of deposition systems which utilize advanced CVD and PVD technologies to address leading-edge wafer processing needs. The Company's Concept One-Dielectric offers dual frequency deposition technology to achieve superior results for a wide variety of films on wafers as large as eight inches and geometries as small as 0.35 micron. The Company's Concept One-W is used by manufacturers to connect multiple metal layers in advanced devices and the Company believes that it is currently the only system that provides full coverage tungsten deposition. The Company's Concept Two system is a modular CVD system designed to address the needs of wafer fabs that demand greater levels of wafer processing integration, higher volume production and increased factory automation. The Company is focusing its research and development efforts on additional Concept Two modules, advanced PVD technology, "gap fill" technology, primary conductor metals, low K dielectric materials, and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers. The Company's first offerings in the advanced "gap fill" technology market , SPEED, was introduced in February 1996. In addition, the Company believes its new INOVATM system will provide an advanced PVD system that can deliver Maxfill aluminum and superior Ti/Ti-nitride film quality with excellent particle performance.


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

Expansion Of Asian Market Presence. An industry source estimates that Asian manufacturers accounted for over half of the worldwide market for processing semiconductor equipment in 1996, due to Japan's large semiconductor industry and the recent rapid growth of manufacturers in Korea, Taiwan and Singapore. While Novellus derives a significant percentage of its net sales from the Asian marketplace, the Company believes that substantial additional growth potential exists. Currently, the Company's local presence in Asia includes sales and support offices through the Company's wholly owned subsidiary in Japan and one in each of Korea, Taiwan, Mainland China and Singapore. The Company also sells its products through a distributor in Japan. Novellus feels it is an important part of its current business strategy to aggressively build its infrastructure in Asia to serve this rapidly growing region. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Although international markets provide the Company with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could affect global products and service demand. Many Pacific Rim countries are currently experiencing banking and currency difficulties that could lead to economic recession in those countries. Specifically, the decline in value of the Korean currency, together with difficulties obtaining credit, could result in a decline in the purchasing power of the Company's Korean customers. This in turn could result in the cancellation or delay of orders for the Company's products from Korean customers, thus adversely affecting the Company's business, financial condition or results of operations. In addition, if Japan's economy weakens further, investments by Japanese customers may be adversely affected and it is possible that economic recovery in other Pacific Rim countries could be delayed.

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

PRODUCTS

Since the introduction of its original Concept One Dielectric system in 1987, the Company has developed and now offers a family of processing systems for the CVD dielectric and metal markets. The Concept One Dielectric deposits a variety of insulating or "dielectric" films on wafers including Oxide, Nitride and TEOS. In 1990, the Company introduced a modified version of the Concept One-Dielectric, the Concept One-W, which also uses a CVD process to deposit blanket tungsten metal films on wafers primarily as the metal interconnect between conductor layers in the integrated circuit layers. In November 1991, the Company introduced the Concept Two, which is a modular, integrated production system capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers around a common, automated robotic wafer handler. In February 1996, the Company introduced SPEED on the Concept Two platform. Targeted at advanced inter metal dielectric ("IMD") deposition, SPEED is the semiconductor industry's first high density plasma deposition solution capable of high volume manufacturing. Following the acquisition of TFS, the Company announced the introduction of its INOVATM system, an advanced PVD system that delivers Maxfill aluminum and superior Ti/Ti-nitride film quality with excellent particle performance. Maxfill is an innovative, low-pressure, low-k compatible process for aluminum via fill.


CONCEPT ONE-DIELECTRIC

The Concept One-Dielectric is shipped in two versions, the Concept One-150, which processes 100, 125, and 150 mm (approximately 4, 5, and 6 inches) wafers and the Concept One-200, which processes 125, 150 and 200 mm (approximately 5, 6 and 8 inches) wafers and is designed for advanced eight inch fabrication lines.

The Concept One consists principally of two attached chambers and associated hardware and electronics. The first chamber of the system, called the "loadlock," isolates the process chamber from the outside environment. Depending on the model of the Concept One-Dielectric, the loadlock accepts up to 75 wafers sized from 100 to 200 mm (approximately 4 to 8 inches) in diameter in cassette carriers. The operator inserts the cassettes of wafers in batches into the loadlock, and the pressure inside the loadlock is decreased to create a vacuum, which matches the constant pressure level of the process chamber. A robotic arm, the wafer transport mechanism, in the center of the loadlock transfers wafers one at a time from the cassettes to the process chamber and, upon completion of the deposition process, returns the finished wafers to the cassettes. The loadlock isolates the process chamber from the fabrication environment, permitting the process chamber to remain at constant temperature and pressure while wafers are transferred from the cleanroom to the loadlock and from the loadlock to the process chamber. These stable process chamber conditions enhance film quality, process repeatability, and throughput. The loadlock design also reduces particulate contamination because the robotic arm is the only moving mechanism in the loadlock and because the wafer cassettes are isolated from the cleanroom.

The process chamber for the Concept One-Dielectric has six or eight stations depending on the model. One station is used as a load/unload site and the remaining five, six, or seven stations are used for wafer deposition. Each deposition station employs a dedicated shower head which delivers gases and plasma energy to the wafer surface. In a six station process chamber, for example, each wafer moves through the system and stops at each of the five deposition stations to receive one-fifth of its preprogrammed film thickness. Some CVD products, called "single wafer" systems, process only one wafer at a time in a process chamber, while multistation continuous process systems, like the Concept One, can process numerous wafers at the same time. The continuous processing capabilities of a multistation system generally enable such systems to attain higher throughput while using a less critical, more repeatable process than would be required for a single wafer system at equivalent throughput levels. This multiple deposition design also results in greater film uniformity and improved film quality because small variations in deposition at any single station tend to be offset by deposition of the same film at other stations.

After the entire batch of up to 75 wafers has been processed and returned to the cassettes, an automatic cleaning cycle in the process chamber removes residual deposition materials, which could otherwise cause particulate contamination in a subsequent deposition process. During this cleaning cycle, the loadlock automatically returns to atmospheric pressure, enabling the operator to remove the cassettes of finished wafers without impacting system throughput.

The Concept One-Dielectric uses electrical, radio frequency (RF) plasma energy to enhance thermal energy, enabling the system to process wafers at a relatively low temperature, thereby reducing the risk of heat damage to existing metal layers during processing. The system also suppresses hillock formation by limiting the time that the wafer is exposed to elevated temperatures prior to deposition. The wafer is heated for 10 seconds or less in advance of deposition in the Concept One-Dielectric, which the Company believes is one of the shortest preheat times of any CVD system. Stress related defects are addressed through the system by addition of a proprietary dual frequency, "stress control" option which the Company offers. The system's vacuum loadlock reduces the level of particles, thereby improving film quality by isolating the process chamber of the Concept One-Dielectric from temperature and pressure fluctuations. In addition, the automatic cleaning capability and relatively simple mechanical design of the system reduce particulate contaminants and thereby increase yields and film quality.

In 1995, the Company introduced an extension to its Concept One-Dielectric system, the Concept One Maxus. The Maxus extends the Company's performance in nitride passivation by enhancing the nitride deposition rate while retaining superior nitride film performance. It also enhances the gap fill capability of TEOS films by enabling fluorinated-TEOS (F-TEOS) processing for .35 micron gap fill. F-TEOS enables the customer to lower the dielectric constant to 3.7, an important capability in enhancing device performance. The Maxus is also available on the Concept Two platform.

CONCEPT ONE-W

The Concept One-W was introduced in 1990 to address the tungsten CVD market. The Concept One-W deposits blanket tungsten metal films, which are increasingly used in advanced semiconductor devices to connect multiple metal layers in the integrated circuit. Like the Concept One-Dielectric, the Concept One-W uses a multistation, sequential deposition design that achieves high throughput with desirable film properties for the entire range of film thickness. The Concept One-W also uses an approach patented by the Company to provide full-coverage front-side tungsten deposition while preventing deposition of tungsten on the backside of the wafer. This capability helps prevent the generation of damaging particles on the wafer and eliminates the need for time-consuming etching on the backside of the wafer to remove the film.

During 1993, the Concept One-W successfully completed a 21 day, 24 hour per day wafer manufacturing trial at SEMATECH, a U.S. semiconductor industry consortium. The results of this extended manufacturing trial demonstrated that the Concept One-W achieved or surpassed all program goals, which included system availability, film uniformity, particulates and other film properties. In 1993, SEMATECH also announced that the Concept One-W was one group of U.S. manufactured semiconductor production tools capable of producing devices with
0.35 micron geometries. The success of the Concept One-W in these SEMATECH trials was a major milestone for the Company in attaining market acceptance for the Concept One-W with major U.S. semiconductor manufacturers and in enabling the Company to penetrate certain of these important accounts.

CONCEPT TWO

The Concept Two, which was introduced in November 1991, is a modular, integrated production system that is capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers around a common, robotic wafer handler. The Concept Two enables the semiconductor manufacturer to increase production throughput and system capability as needed without equipment replacement by adding additional process modules through the Concept Two's modular configuration. The Concept Two was initially available with a tungsten process chamber and a PVD process module for deposition of certain metal layers. In late 1994, a dielectric process module became available for Concept Two systems. The Concept Two has been designed to be compatible with the modular equipment interface standard established by the Modular Equipment Standards Committee ("MESC"), which is sponsored by SEMATECH.

The Concept Two in a typical configuration incorporates a central cassette module and wafer handler that interfaces with the cleanroom and has multiple interfaces for process or transport modules. The cassette module, through its robotics, manages wafer movement between the various processing stations that can be included in a particular Concept Two configuration. Different cassette modules are available depending on the customer requirements. An optional isolation chamber is also available that is connected to the cassette module to connect high vacuum process chambers and other portions of the system.

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

In 1994, the Company introduced the Concept Two-Dual ALTUS tungsten deposition system. The Dual ALTUS features the production proven performance of Novellus' tungsten CVD chamber in a dual chamber configuration that delivers the throughput power to dramatically lower the cost of tungsten deposition. The Company feels that the Dual ALTUS is a superior solution in the industry for very high volume 200mm wafer fabs producing state-of-the-art 0.35 micron semiconductor devices.

Subsequent to 1994, the Company has continued to expand its Concept Two product offerings as follows:

CONCEPT TWO DUAL SEQUEL

This dual chamber version of the SEQUEL dielectric family is designed for high throughput deposition of thick films, such as layers before CMP (chemical-mechanical polishing), and dual layer passivation films. It utilizes two process chambers to provide the throughput power of twelve stations, resulting in dramatic improvements in productivity for these types of films.

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

CONCEPT TWO PRISM(TM)

The Prism(TM) MOCVD Ti-nitride system offers thin barrier solutions for high aspect ratio structures with superior barrier properties, conformality and film stability. The Prism system is in pilot production at major logic customer sites with multiple repeat orders. This system is used to form a high quality, low cost barrier/adhesion layer prior to depositing tungsten. The Company began shipments of this system in 1996.

CONCEPT TWO SPEED

Introduced in February 1996, SPEED is the Company's advanced dielectric gap fill system, the semiconductor capital equipment industry's first high density plasma deposition solution capable of high-volume manufacturing. SPEED is targeted for advanced IMD deposition for 0.35 micron devices and below. The IMD market is currently the largest segment in dielectric CVD and is also currently the fastest growing. SPEED is offered either as a stand alone gap fill system or integrated with the Concept Two SEQUEL to provide a complete high- throughput, low-cost gap fill and chemical mechanical polishing gap layer solution for logic manufacturing. SPEED is a single wafer processing system and utilizes a patented hemispherical source design and a proprietary electrostatic chuck to provide excellent fill, superior reproducibility, low damage and high throughput. In 1996 the Company received and shipped orders for multiple production SPEED systems and announced an enhanced version (SPEED-S) occupying 40% less space, thus improving throughput densities for customers.

ANTI REFLECTION LAYER

In December 1996, the Company announced a new plasma enhanced anti-reflection layer ("ARL") product. The ARL product achieves tighter levels of critical dimension control with in-line and Deep UV lithography in advanced semiconductor devices while reducing cost per wafer. Running on a Concept Two Sequel, the Company believes that the ARL offers very competitive throughput and low cost of ownership for the industry. The Novellus ARL product is currently being used in production in customer manufacturing facilities.

INOVA(TM) SYSTEM

The INOVA(TM) system, which is in the final stages of its development, is an advanced PVD system that delivers Maxfill aluminum and superior Ti/Ti-nitride film quality with excellent particle performance. Maxfill is an innovative, low-pressure, low-k compatible process for aluminum via fill. The Ti/TiN process is in production with Controlled Divergence Technology (CDS), and the Company believes that the next generation of processing will use ionized PVD with the Hollow Cathode Magnetron ("HCM") source technology. The INOVA(TM) is a multi-chamber single wafer processing system. INOVA(TM) Tantalum films are designed to enable barriers for copper metallization.

CONCEPT THREE TM

In December 1997, the Company introduced its Concept ThreeTM family of chemical vapor deposition systems for dielectric and tungsten applications on 300mm wafers. The new Concept ThreeTM products are the C3-SPEEDTM, the C3-SEQUELTM, and the C-3 ALTUSTM . Because the Concept ThreeTM systems are based on the production proven Novellus Concept Two products, the Company believes that they should offer minimal risk to its customers in making the major transition from 200mm to 300mm volume chipmaking.

MARKETING, SALES AND SERVICE

Novellus markets its products worldwide to manufacturers of semiconductors, including both captive fabrication lines, which produce semiconductors primarily for internal consumption, and merchant semiconductor manufacturers, which produce semiconductors primarily for sales to third party customers. In North America, the Company sells products primarily through a direct sales force. The Company's U.S. sales and support offices are located in Boston, Orlando, Austin, Dallas, Phoenix, Hopewell Junction, New York, Williston, Vermont and Beaverton, Oregon. In Europe, the Company's products are predominantly sold through a wholly owned subsidiary, Novellus Systems, Ltd, which has sales and support facilities outside London, England, and in Scotland. The Company also has sales and services support offices in The Netherlands, France, Germany, Spain, Ireland and Israel. In Asia, the Company sells its products through a wholly owned subsidiary and through an independent distributor in Japan and through wholly owned subsidiaries in Korea, Taiwan, Singapore and Mainland China. The Company's Japanese subsidiary maintains two offices located near Tokyo (including Company headquarters), three offices in Western Japan, and two offices in Kyushu.

The ability to provide prompt and effective field support is critical to the Company's sales efforts, due to the substantial operational and financial commitments made by customers that purchase a CVD or PVD system. The Company's strategy of supporting its installed base through both its customer support and research and development groups has served to encourage use of the Company's systems in production applications and has accelerated penetration of certain key accounts. The Company believes that its marketing efforts are enhanced by the technical expertise of its research and development personnel who provide customer process support and participate in a number of industry forums such as conferences and publications.

The Company believes that its ability to service its customers is enhanced by the design simplicity of its systems. The Company generally warrants its products against defects in design, materials, and workmanship. In 1992, the Company became the first semiconductor equipment manufacturer to extend its warranty to 24 months from shipment and in 1993 also included the cost of all consumable parts in the system and preventative maintenance parts under warranty. The Company offers maintenance contracts as an additional service to its customers.

For the years ended December 31, 1996 and 1995, one customer, Seki Technotron (a distributor in Japan), accounted for 12% and 11% of the Company's net sales, respectively. For the year ended December 31, 1997 there we no customers who accounted for more than 10% of the Company's net sales.

Export sales for the year ended December 31, 1997 were approximately $250.1 million, or 47% of net sales. For the years ended December 31, 1996, and 1995, export sales (including sales made by the Company's Japanese subsidiary) were approximately $295.2 million and $209.4 million, respectively, or 64% and 56% of net sales, respectively. Export sales increased in 1996 due to strong international demand for semiconductor processing equipment, particularly in Asia.

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in 1997, 1996 and 1995 accounted for 53%, 59% and 58% of net sales, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The Company believes that sales to certain of its customers will decrease in the near future as those customers complete current purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect the Company's business, financial condition and results of operations. In addition, sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to expand current manufacturing capacity, both of which typically involve a significant capital commitment. The Company has from time to time experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, the Company's systems typically have a lengthy sales cycle during which the Company may expand substantial funds and management effort.

BACKLOG

As of December 31, 1997, the Company's backlog was $223.9 million, as compared to a backlog of $156.4 million at December 31, 1996. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers with limited or no penalties. Because of orders received in the same quarter in which a system is shipped, possible changes in system delivery schedules, cancellations of orders and delays in systems shipments, the Company's backlog at any particular date is not necessarily a reliable indicator of actual sales for any succeeding period.

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

The Company's current research and development efforts are directed at development of new systems and processes and improving existing system capabilities. The Company is focusing its research and development efforts on additional Concept Two modules, advanced PVD systems, advanced gap fill technology, primary conductor metals, low-K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers.

Expenditures for research and development during 1997, 1996 and 1995 were $89.8 million, $53.9 million, and $41.0 million, respectively, or approximately 17%, 12%, and 11% of net sales, respectively. (The amount and percentage of sales in 1997 for research and development exclude the in-process research and development charge related to the acquisition of TFS.) The Company expects in future years that research and development expenditures will continue to represent a substantial percentage of net sales.

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

MANUFACTURING

The Company's manufacturing activities consist primarily of assembling and testing components and subassemblies which are acquired from third party vendors and then integrated into a finished system by the Company. The Company utilizes an outsourcing strategy for the manufacture of major subassemblies and performs system design, assembly and testing in-house. Novellus believes that outsourcing enables it to minimize its fixed costs and capital expenditures while also providing the flexibility to increase production capacity. This strategy also allows the Company to focus on product differentiation through system design and quality control. Through the use of manufacturing specialists, the Company believes that its subsystems incorporate advanced technologies in robotics, gas panels and microcomputers. The Company works closely with its suppliers on achieving mutual cost reduction through joint design efforts.

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

Certain of the components and subassemblies included in the Company's products are obtained from a limited group of suppliers. Although the Company seeks to reduce its dependence on these limited source suppliers, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's operations. Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships.

COMPETITION

Significant competitive factors in the semiconductor equipment market include system performance and flexibility, cost, the size of each manufacturer's installed customer base, capability for customer support and breadth of product line. The Company believes that it competes favorably in the CVD marketplace primarily on the basis of system performance and flexibility, cost and customer support capability. In addition, the Company believes that the acquisition of TFS., will allow the Company to develop and compete successfully in the PVD market.

However, the semiconductor equipment industry is highly competitive. The Company faces substantial competition in the markets in which it competes from both established competitors and potential new entrants. In the CVD and PVD markets, the Company's principal competitor is Applied Materials, Inc., which is a major supplier of CVD and PVD systems and has established a substantial base of CVD, PVD and other equipment in large semiconductor manufacturers. Certain of the Company's competitors have greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases than the Company. The Company may also face future competition from new market entrants from Japan and other overseas and domestic sources. The Company expects its competitors to continue to improve the design and performance of their products. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer superior price or performance features. In addition, a substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer will be generally reliant upon that equipment for the specific production line application. Accordingly, the Company may experience difficulty in selling a product line to a particular customer for a significant period of time if that customer selects a competitor's product. Increased competitive pressure could lead to lower prices for the Company's products, thereby materially adversely affecting the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

PATENTS AND PROPRIETARY RIGHTS

The Company intends to continue to pursue the legal protection of its technology primarily through patent and trade secret protection. The Company currently holds over 100 patents and intends to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company, (see Item 3 "Legal Proceedings"). The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others.

There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. The Company is currently involved in such litigation, (see Item 3 "Legal Proceedings"), and, although, except as set forth in Item 3 "Legal Proceedings", it is not aware of any infringement by its products of any patent or proprietary rights of others, it could become involved in additional litigation in the future. Although the Company does not believe the outcome of the current litigation will have a material impact on the Company's business, financial condition or results of operations, no assurances can be given that this litigation or future litigation will not have such an impact. In addition to the current litigation, the Company's operations, including the further commercialization of the Company's products, could provoke additional claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

OTHER CAUTIONARY STATEMENTS

See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

EMPLOYEES

At December 31, 1997, the Company had 1,776 full time and temporary employees.

The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers and technicians, as well as marketing, sales, service and other key personnel, who in each case are in great demand. There can be no assurance that the Company will be successful in retaining or recruiting key personnel.

None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown, or strike. The Company currently considers its employee relations to be good.

The Company's success depends to a significant extent upon a limited number of key employees and other members of senior management of the Company. The loss of the service of one or more of these key employees could have a material adverse effect on the Company. Although the Company has recently experienced significant growth in net sales, there can be no assurance that the Company will be able to continue to maintain or increase the level of net sales in future periods. This growth has placed, and is expected to continue to place, a significant strain on the Company's management and operations. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers and technicians, as well as marketing, sales, service and other key personnel, who in each case are in great demand. There can be no assurance that the Company's inability to effectively manage growth, should it occur, or to attract and retain the personnel it requires, could have a material adverse effect on the Company's results of operations.

ITEM 2.  PROPERTIES

The Company's operations are conducted primarily in a business park and two additional buildings located near each other in San Jose, California. The business park contains five buildings with a combined square footage of 249,000 square feet, four of which are currently occupied by the Company with the fifth building occupied by a third party. The Company leases the business park and the two additional buildings under a lease that expires in 2002, with an option to extend through 2005, and subleases the building that it does not occupy. Of the four buildings occupied by the Company, in the business park, one serves as corporate headquarters and consists of 42,000 square feet, the second is used primarily for manufacturing and consists of 43,000 square feet, the third consists of 60,000 square feet and is used primarily for office space and warehousing, and the fourth was sublet through August 1997, and is now used for office space. One of the additional buildings consists of 58,000 square feet and is used for research and development and customer demonstrations. The second additional building consists of 38,000 square feet and is currently used for customer training and warehousing. The Company also operates a research and development facility in Wilsonville, Oregon comprising 17,000 square feet under a lease that expires in 2001. In addition, the Company entered into a lease agreement in June 1997 for five additional buildings, of which three are sublet. The three sublet buildings represent approximately 199,000 square feet and are sublet on leases that expire through 2001. The remaining two buildings represent approximately 93,000 and 146,000 square feet, respectively. The former building is currently anticipated to be used primarily for customer training, and the latter for manufacturing.

Through the acquisition of TFS the Company acquired a facility in Palo Alto, California. The building is owned by the Company, on land leased under a long-term lease, that expires in 2011, with an option to apply for a 46 year extension. The facility comprises approximately 99,000 square feet, and is currently used as a manufacturing facility. The Company currently plans to vacate the building during 1998 and sublet the property.

In June 1997, the Company amended its 10 year lease agreement for approximately
4.4 acres of undeveloped land adjacent to the leased business park to a five year lease, expiring in the year 2002, with an option to extend through 2005. The Company is currently building a research and development facility on this land, which is expected to be completed during 1998. The Company also entered into a lease agreement in October 1997 for 6.4 acres of undeveloped land, adjacent to the Company's planned additional manufacturing facility. The Company anticipates that this land will be used to support future business expansion.

The Company also operates facilities in Kawasaki and Sagamihara, Kanagawa Prefecture, Japan. The former serves as corporate headquarters, sales offices, service, technology and customer demonstration center and the latter as a logistics, customer training, and production engineering facility for the Company's Japanese subsidiary. The facility in Kawasaki is operated under a five year lease expiring in 2001. The facility in Sagamihara is operated under a two year lease with options to renew every two years up to a total of ten years. If all the options to renew are exercised, the lease would end in 2001.

The Company leases various other smaller facilities worldwide which are used as sales and customer service centers.

The Company currently believes that its current properties will be sufficient to meet the Company's requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

Applied Materials, Inc. vs. Varian Associates Inc. (Case No. C-97-20523 RMW) and Novellus Systems, Inc. v. Applied Materials, Inc. (Case No. C-97-20551 RMW).

On July 7, 1997, prior to the consummation of the purchase of the Thin Film Systems Business ("TFS") of Varian Associates ("Varian"), Applied Materials, Inc. ("Applied") filed a complaint (the "Applied Complaint") against Varian in the United States District Court for the Northern District of California San Jose Division, Civil Action No. C-97-20523 RMW, alleging, among other things, infringement by Varian (including the making, using, selling and/or offering for sale of certain products and systems made by TFS) of United States Patent Nos. 5,171,412, 5,186,718, 5,496,455 and 5,540,821 (the "Applied Patents"), which patents are owned by Applied.

Immediately after consummation of the TFS purchase, the Company filed a complaint (the "Company Complaint") against Applied in the same Court, Civil Action No. C-97-20551 RMW, alleging infringement by Applied (including the making, using, selling and/or offering for sale of certain products and systems) of United States Patent Nos. 5,314,597, 5,330,628, and 5,635,036 (the "Company Patents"), which patents the Company acquired from Varian in the TFS purchase. In the Company Complaint, the Company also alleged that it is entitled to declarations from Applied that the Company does not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. Applied has filed counterclaims alleging that the Company infringes the Applied Patents.

Also after consummation of the TFS purchase, but some time after the Company filed the Company Complaint, Applied amended the Applied Complaint to add the Company as a defendant. The Company has requested that the Court dismiss the Company as a defendant in Applied's lawsuit against Varian. The Court has not yet required the Company to file an answer to the Applied Complaint.

In addition to a request for a permanent injunction against further infringement, the Applied Complaint and Applied's counterclaims to the Company Complaint include requests for damages for alleged prior infringement and treble damages for alleged "willful" infringement. In connection with the consummation of the TFS purchase, Varian agreed, under certain circumstances, to reimburse the Company for certain of its legal and other expenses in connection with the defense and prosecution of this litigation, and to indemnify the Company for a portion of any losses incurred by the Company arising from this litigation (including losses resulting from a permanent injunction). The Company and Varian believe that there are meritorious defenses to Applied's allegations, including among other things, that the Company's operations (including TFS products and systems) do not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. However, the resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with Applied will not have a material adverse effect on the Company's business or results of operations (taking into account both the defenses available to the Company and Varian's reimbursement and indemnity obligations), there can be no assurances that Applied will not ultimately prevail in this dispute and that, in such an event, Varian's reimbursement and indemnity obligations will not be sufficient to fully reimburse the Company for its losses.

The Company Complaint against Applied also includes requests for damages for prior infringement and treble damages for "willful" infringement, in addition to a request for a permanent injunction for further infringement. Although the Company believes that it will prevail against Applied, there can be no assurances that the Company will prevail in its litigation against Applied.

Other Litigation

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

STOCK INFORMATION(1)

Novellus' common stock is traded on the Nadsaq Stock Market and is quoted on the Nasdaq National Market under the symbol "NVLS". The following table sets forth the high and low closing prices as reported by the Nasdaq National Market for the periods indicated:

          1997                   HIGH          LOW
          -------------------------------------------------
          First Quarter         $ 45 1/4      $ 27 3/4
          Second Quarter          43 9/16       24 4/9
          Third Quarter           63            44
          Fourth Quarter          64 9/13       29 8/9

          1996                   HIGH          LOW
          -------------------------------------------------
          First Quarter         $ 30 5/8      $ 21 5/8
          Second Quarter          31 9/16       17 7/8
          Third Quarter           22            16 3/8
          Fourth Quarter          31 1/4        19 1/2

(1) Stock prices have been restated to reflect the Company's two-for-one stock split, effective October 1997.

The Company has not paid cash dividends on its common stock since inception, and its Board of Directors presently plans to reinvest the Company's earnings in its business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future. Additionally, certain covenants set forth in the Company's bank lines of credit limit and senior credit facility the Company's ability to pay dividends. As of December 31, 1997, there were 446 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

selected consolidated financial data
[in thousands, except per share data]:

YEAR ENDED DECEMBER 31,                               1997            1996         1995        1994         1993
------------------------------------              ---------------------------------------------------------------
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Net sales                                          $ 534,004       $ 461,736    $ 373,732   $ 224,679   $ 113,543
Gross profit                                         290,438         264,574      216,147     128,453      64,479
Net income (loss)                                    (95,658)(1)      94,029       82,543      44,932      16,115
Basic earnings (loss) per share(2),(4)             $   (2.88)      $    2.92    $    2.52   $    1.45   $    0.58
Diluted earnings (loss) per share(2),(4)           $   (2.88)(3)   $     2.8    $    2.41   $    1.36   $    0.55
Shares used in basic per share calculations(2)        33,257          32,156       32,712      31,090      27,928
Shares used in diluted per share calculations(2)      33,257 (3)      33,018       34,274      32,990      29,340



DECEMBER 31,                             1997        1996        1995       1994         1993
-----------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents,
   and short-term investments           $98,089    $176,668    $149,799   $136,539      $48,622
Working capital                         223,710     287,818     226,257    183,581       83,486
Total assets                            493,300     459,787     364,688    265,000      113,117
Long-term obligations                    65,000          --          --         --           --
Shareholders' equity                    301,001     373,636     272,782    214,214      105,461
Cash dividends per share                    --           --          --         --           --

(1) The Company's reported loss of $95.7 million or $2.88 per share for the year ended December 31, 1997 includes pre-tax one-time charges totaling $235.2 million, consisting of $133.5 million in connection with the acquisition of TFS, a write-off of $17.7 million in connection with outstanding accounts receivable from Submicron Technology, Inc. and charges totaling $84.0 million in connection with the May 4, 1997 settlement of the TEOS patent litigation.

(2) The earnings (loss) per share amounts have been adjusted to reflect the Company's two-for-one stock split, effective October 1997.

(3) Excludes common stock equivalents as they are antidilutive to the loss per share for the year.

(4) The earnings per share amounts shown for 1993 through 1996 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales
Net sales were $534.0 million, $461.7 million, and $373.7 million in 1997, 1996, and 1995, respectively. The increase of approximately 16% from 1996 to 1997 was the result of the acquisition of the Thin Film Systems business ("TFS") from Varian Associates in June of 1997, combined with continued strong sales in the Company's core Chemical Vapor Deposition ("CVD") business. The Company's core CVD business was able to show strong sales primarily as a result of increasing demand for its Concept Two SPEED system, an advanced dielectric gap fill system, released in February 1996. In addition, the Company's other Concept Two products continued to show strong demand, offset by the decline in demand for the Company's Concept One products. The increase of approximately 24% from 1995 to 1996 was primarily due to increases in demand for the Company's Concept Two products, offset by a decline in the demand for the Company's Concept One products. International sales were approximately 47% of net sales in 1997, a decrease from 64% in 1996. The decrease is the result of strong demand for the Company's products in the U.S. partially offsetting the economic slowdown in Japan. International sales increased as a percentage of net sales from 56% in 1995 to 64% in 1996 due to strong demand in the Pacific Rim countries. The Company expects international sales to continue to represent a significant portion of its overall net sales. The Company's international sales are primarily made directly to its customers.

Gross Profit
Gross profit was $290.4 million, $264.6 million, and $216.1 million in 1997, 1996, and 1995, respectively. The absolute dollar increases were due to higher net sales. As a percentage of net sales, gross profit was approximately 54%, 57%, and 58% in 1997, 1996, and 1995, respectively. The decrease in gross profit as a percentage of net sales from 1996 to 1997 was due to the shipment of older Physical Vapor Deposition ("PVD") systems which have lower margins than the Company's traditional CVD business, combined with the change in mix from the Company's higher margin Concept One products to the Company's Concept Two products. The Company anticipates continued pressure on the gross margins as a result of the TFS acquisition and the continued reduced demand for the Company's Concept One product. The decrease in gross profit as a percentage of net sales from 1995 to 1996 was primarily due to competitive pricing pressures encountered during the industry slow down in the second half of 1996.

Research and Development
Research and development expenses were $89.8 million (excluding a one-time charge for in-process research and development of $119.2 million), $53.9 million, and $41.0 million, in 1997, 1996, and 1995, respectively. The increases reflect the Company's increasing commitment to the development of new products, including additional Concept Two modules, advanced PVD systems, advanced "gap fill" technology, primary conductor metals, low K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers . As a percentage of net sales, expenses were approximately 17% , (excluding the one-time charge of $119.2 million relating to in-process research and development), 12%, and 11% in 1997, 1996, and 1995, respectively. The Company plans to continue to invest in new products and increase research and development spending in absolute dollars.

Selling, General, and Administrative
Selling, general, and administrative expenses were $89.5 million, $74.4 million, and $59.3 million in 1997, 1996, and 1995, respectively. As a percentage of net sales, selling, general, and administrative expenses were approximately 17% in 1997, and 16% in each of 1996 and 1995. The increase as a percentage of net sales and in absolute dollars from 1996 to 1997 is related to incremental expenses associated with selling and supporting the acquired PVD product line. The increase in absolute dollars from 1995 to 1996 were primarily due to higher sales commissions on increased net revenues and generally higher levels of spending to support an expanding worldwide business, particularly in the Pacific Rim.

Gross profit, research and development expenses, and selling, general, and administrative expenses were affected throughout the periods indicated by charges to expense for the Company's profit sharing and bonus programs. Amounts charged to expense for these programs in 1997, 1996, and 1995 were $8.0 million, $10.2 million, and $8.4 million, respectively.

Acquisition of TFS
In connection with the acquisition of TFS, the Company recorded pre-tax charges of $133.5 million during 1997. These charges included $119.2 million for in-process research and development and $14.2 million attributed to restructuring charges, relating primarily to write-offs of duplicative assets and facilities at the Company. At December 31, 1997, $0.4 million remains in accrued liabilities relating to lease commitments and other exit costs. As of December 31, 1997, the Company had made approximately $2.2 million of cash payments, relating to the restructuring reserve.

To determine the value of the acquired in-process research and development technology, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income, target markets and associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and the risks related to the viability of potential changes in future target markets. Due to the absence of a completed working model at which point functions, features and technical performance requirements can be demonstrated, as of the date of the acquisition, the Company concluded that the in-process technology had no alternate future use after considering potential future usage in different products, resale, and internal usage. A discount rate of 35% was applied in the independent valuation of in-process technology. The analysis resulted in a valuation of $119.2 million. Therefore, in accordance with generally accepted accounting principles, the $119.2 million was expensed. The estimated cost associated with the remaining development of these projects is expected to be approximately $54.0 million, which the Company expects to incur over the next three to four years.

Other Charges
In the quarter ended June 28, 1997, the Company recorded one-time charges of $84.0 million and $17.7 million related to the settlement of the TEOS patent litigation and a customer account write-off, respectively.

Net Interest Income
Net interest income was $2.9 million, $8.4 million, and $9.3 million, in 1997, 1996, and 1995 respectively. The decrease from 1996 to 1997 was due to lower cash balances as a result of the payment of $80.0 million to Applied Materials for the settlement of the TEOS patent litigation in May, 1997 and the acquisition of TFS, financed through the use of $80.5 million of existing cash, and long-term borrowings of $65.0 million. The decrease from 1995 to 1996 was primarily due to lower interest rates earned on the outstanding cash and short-term investment balances.

Provision (Benefit) for Income Taxes
The provision for income taxes reflects an effective tax rate (benefit) of (21)% in 1997, 35% in 1996, and 34% in 1995. The lower effective tax rate in 1997 is primarily due to the in-process research and development charge, which was not fully tax benefited. The effective tax rate for the fiscal year 1998 is anticipated to be 34%.

At December 31, 1997, the Company has recognized a deferred tax asset of $58.9 million, after a valuation allowance of $20.0 million, related to temporary differences between the book and tax basis of assets and liabilities. It is the opinion of management that it is more likely than not that this asset will be realized by an offset against the recognized deferred tax liability of $7.2 million and future taxable income.

Net Income (Loss)
Net (loss) for the year ended December 31, 1997 was $(95.7) million or $(2.88) per basic and diluted shares, compared with net income of $94.0 million or $2.92 and $2.85 per basic and diluted shares, respectively, for the year ended December 31, 1996. The change to a net loss in 1997 from net income in 1996, is attributable to the TFS acquisition and other charges described above. Without giving effect to these charges the Company's operating income for the year ended December 31, 1997, would have approximated, $75.3 million or $2.26 and $2.17 per basic and diluted shares, respectively.

The number of shares used in the per share calculations for the year ended December 31, 1997 was 33.3 million shares for both the basic and diluted loss per share calculations, compared with 32.2 million and 33.0 million used in the basic and diluted income per share calculations, respectively, for the year ended December 31, 1996. Shares used for year ended December 31, 1997 exclude common stock equivalents as they are antidilutive.

Repurchase of Common Stock
During 1997, 1996 and 1995, the Company repurchased 6,000, 172,000 and 1,282,000 shares of common stock, respectively. The 1997 and 1996 repurchases had no material impact on earnings (loss) per share amounts in each period. The 1995 repurchase resulted in an increase to earnings per share for 1995 of approximately $0.02, on both basic and diluted earnings per share.

Foreign Currency Accounting
The local currency is the functional currency for all foreign operations. Accordingly, translation gains or losses related to the foreign subsidiaries are included as a component of shareholders' equity.

Foreign Exchange Contracts
The Company conducts its business in various foreign currencies. The Company enters into forward foreign exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. dollars recorded by the Japanese subsidiary. The Company also enters into forward foreign exchange contracts to buy and sell foreign currencies as economic hedges of the parent's intercompany balances denominated in a currency other than the U.S. dollar. In 1997, these hedging contracts were denominated primarily in the Japanese Yen. The maturities of all the forward foreign exchange contracts are generally short-term in nature. As the impact of movements in currency exchange rates on forward foreign exchange contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses have not been material.

Other Issues
Effective January 1996, the Company implemented the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company accounts for stock-based employee compensation arrangements under the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income (loss) and earning (loss) per share as if the fair value method prescribed by SFAS No. 123 had been applied in measuring employee compensation expense.

Effective October, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings
(loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings (loss) per share. Earnings (loss) per share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

In June 1997, the Financial Accounting Standards Board ("FASB") released SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of SFAS No. 130 will not have a material impact on the Company's consolidated financial statements.

In June 1997, the FASB released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has not yet reached a conclusion as to the appropriate segments, if any, which it will be required to report to comply with the disclosure requirements of SFAS No. 131.

CAUTIONARY STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements include, without limitation, the discussion of the Company's strategy to focus on major semiconductor manufacturers, under the heading "Item 1. Business;" the statements regarding (a) the Company's belief that PVD, tantalum barrier and copper seed layers may play an important role in replacing aluminum with copper as the primary wiring material, (b) the Company's belief regarding the greater complexity and number of interconnect layers in advanced integrated circuits, and (c) the effect of the evolution of semiconductor devices to smaller line width geometries and more complex multi-level circuitry on the cost and performance requirements of capital equipment used to manufacture these devices, under the heading "Item 1. Business
- Industry Background;" the Company's beliefs regarding Throughput, Cost per Wafer and Film Quality under the heading "Item 1. Business - The Novellus Solution;" the discussion of the Company's strategies under the heading "Item 1. Business - Strategy;" the Company's statement with respect to the INOVA(TM) System being in its final stages of development and the Company's belief that the next generation of process will use ionized PVD with HCM source technology, under the Heading "Item 1. Business - Products - INOVA(TM) System;" the Company belief that its Concept Three products should offer minimal risk to its customers in making the major transition from 200mm to 300mm volume chipmaking, under the Heading "Item 1. Business - Products - CONCEPT THREE(TM);" the Company's expectation that sales of its products to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future, under the heading "Item 1. Business - Marketing, Sales and Service"; the Company's expectation that research and development expenditures will continue to represent a substantial percentage of sales, under the heading "Item 1. Business - Research and Development"; the Company's belief as to its favorable competitiveness in the CVD marketplace, under the heading "Item 1. Business - Competition"; the Company's anticipation with respect to the projected uses of its properties, under the heading "Item 2. Properties"; the Company's belief that its currents properties will be sufficient to meet the Company's requirements for the foreseeable future, under heading "Item 2. Properties"; the Companies belief that there are meritorious defenses in the Applied litigation, and the Company's beliefs with respect to the outcomes of the Applied Materials litigation and current patent infringement inquiries, under the heading "Item 3. Legal Proceedings"; the Company's strategies, beliefs, plans, expectations and hopes with respect to Net Sales, Gross Profit, Research and Development, Selling, General and Administrative, Provision (Benefit) for Income Taxes, Foreign Exchange Contracts and Other Issues set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"; the Company's estimates that its year 2000 compliance expense will be approximately $3.0 million, the Company's requirement as to the availability of the year 2000 compatible release of the Company's internal information system from the vendor, the Company's belief that the year 2000 issue is not going to be a significant issue as it pertains to its vendors, and the Company's expectation that its year 2000 conversion project will be completed on a timely basis, under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements - Year 2000"; and the Company's expectations and beliefs with respect to its current cash position, cash generated through operations and its expectations with respect to the return from investments in property and equipment and the sufficiency of funds from operations, existing cash balances and borrowing capacity, under the heading "Item 7. Liquidity and Capital Resources"; and the Company's expectation that any adjustment to the TFS purchase price, as a result of arbitration, would not have a material effect on the Company's business, financial condition or results of operations, under the heading "Item 7. Notes to the Consolidated Financial Statements - Note 2 Acquisition of the Thin Film Systems Business of Varian Associates". All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those included in such forward looking statements. Among the factors that cause actual results to differ materially are the factors detailed in the following discussion on "Other Cautionary Statements." You should also consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and Annual Reports to Shareholders.

These additional risks and uncertainties could cause actual results to differ materially from those described herein and include the following:

Concentration of Credit Risk. The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, short-term investments, accounts receivable, and financial instruments used in hedging activities. The Company invests its cash in cash deposits, money market funds, commercial paper, certificates of deposit, readily marketable debt securities, or medium term notes. The Company places its investments with high-credit-quality financial institutions and limits the credit exposure from any one financial institution or instrument. To date, the Company has not experienced material losses on these investments. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company has an exposure to nonperformance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not believe there is a significant risk of nonperformance by these counterparties because the Company continuously monitors its positions and the credit ratings of such counterparties and the amount of contracts it enters into with any one party. However, there can be no assurance that there will be no significant nonperformance by these counterparties and that this would not materially adversely affect the Company's business, financial condition, and results of operations.

International Operations. Export sales accounted for approximately 47%, 64%, and 56% of net sales in 1997, 1996, and 1995, respectively. The Company anticipates that export sales will account for a significant portion of net sales in the foreseeable future. As a result, a significant portion of the Company's sales will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, difficulties in managing distributors, potentially adverse tax consequences, and the possibility of difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products. The Company cannot predict whether quotas, duties, taxes, or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Although international markets provide the Company with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could affect global products and service demand. Many Pacific Rim countries are currently experiencing banking and currency difficulties that could lead to economic recession in those countries. Among other things, the decline in value of the Korean currency, together with difficulties obtaining credit, could result in a decline in the purchasing power of the Company's Korean customers. This in turn could result in the cancellation or delay of orders for the Company's products from Korean customers, thus materially adversely affecting the Company's business, financial condition or results of operations. In addition, if Japan's economy weakens further, investments by Japanese customers may be adversely affected and it is possible that economic recovery in other Pacific Rim countries could be delayed.

In addition to the concerns described above, sales of systems shipped by the Company's Japanese subsidiary are denominated in Japanese Yen. The Company sells the systems to its Japanese subsidiary in U.S. Dollars. It then enters into forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. Dollars recorded by the Japanese subsidiary in order to manage this exposure, however, there can be no assurance that future changes in the Japanese Yen will not have a material effect on the Company's business, financial condition or results of operations.

Market Risk. The Company's business depends predominantly on capital expenditures of semiconductor manufacturers, which, in turn, depends on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically been very cyclical and has experienced periodic downturns, which have had a material adverse effect on the semiconductor industry's demand for semiconductor processing equipment, including equipment manufactured and marketed by the Company. No assurance can be given that the Company's net sales and operating results will not be adversely affected if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future. In addition, the semiconductor equipment industry is highly competitive, and subject to rapid change and new products and enhancements.

Possible Volatility of Stock Price. The stock price of the Securities may be subject to wide fluctuations and possible rapid increases or declines in a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the semiconductor industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Investors in the Securities should be willing to incur the risk of such fluctuations. Sales of substantial amounts of Securities in the public market after any offering of Securities could adversely affect the market price of outstanding Securities.

Variability of Quarterly Operating Results. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly operating results. During each quarter, the Company customarily sells a relatively small number of systems that typically sell for prices in excess of $1 million. The Company's backlog at the beginning of each quarter does not necessarily include all system sales needed to achieve expected net sales for that quarter. Consequently, the Company will often be dependent on obtaining orders for shipment in the same quarter that the order is received. Because the Company builds its systems according to forecast, the absence of significant backlog for an extended period of time could hinder the Company's ability to plan production and inventory levels, which could adversely affect operating results. The Company's net sales and operating results could also be adversely affected for a particular quarter if an anticipated order for even a few systems is not received in time to permit shipment during that quarter. Moreover, customers may reschedule or cancel shipments, with, in the case of cancellations, little or no penalties, and production difficulties could delay shipments. A delay in a shipment in any quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations by customers or to unexpected manufacturing difficulties experienced by the Company, may cause net sales in such quarter to fall significantly below the Company's expectations and may thus materially adversely affect the Company's operating results for such quarter. The timing of new product announcements and releases by the Company may also contribute to fluctuations in quarterly operating results, particularly in cases where new product offerings cause customers to defer ordering products from the Company's existing product lines. The Company's results of operations also could be affected by new product announcements and releases by the Company's competitors, the volume, mix and timing of orders received during a period, availability and pricing of key components, fluctuations in foreign exchange rates, and conditions in the semiconductor equipment industry. The Company's operating results also fluctuate based on gross profit realized on system sales. Gross profit as a percentage of net sales may vary based on a variety of factors, including the mix and average selling prices of products sold and costs to manufacture upgrades and to customize systems. Because the Company's operating expenses are based on anticipated net sales levels, and a high percentage of those expenses are relatively fixed, a variation in the timing of recognition of net sales and the level of gross profit from a single transaction can cause material variations in operating results from quarter to quarter.

Year 2000. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The concern is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is currently utilizing both internal and external resources to correct or reprogram, and test the systems it owns or operates for the year 2000 problems. To date, the Company has had communications with its customers that plans are being developed to address the issues as it pertains to its own products. In addition, the Company believes it has identified all internal information systems that require updates to be year 2000 compliant, and has commenced a program to upgrade its current internal information system. Having completed the first stage of the upgrade for most of the Company in 1997, the Company is now preparing to upgrade it's internal information systems to the year 2000 compatible release, as it becomes available from the vendor. Management estimates that the remaining Company's year 2000 compliance expense will be approximately $3.0 million. The Company does not anticipate that there is a significant issue as it pertains to its vendors, due to the Company's strategy of ensuring that it has alternate vendors for key components. The Company expects its year 2000 date conversion project, with respect to its owns systems, to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems and business rely also will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that the Company will be successful in addressing the year 2000 issues as they pertain to its own products and its own internal information systems, and that failure to do so would not have a material adverse effect on the Company's business, financial condition or results of operations.



LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital resource requirements through cash flows from operations, sales of equity securities, and borrowings. The Company's primary source of funds at December 31,1997 consisted of $98.1 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $78.6 million from the December 31, 1996 balance of $176.7 million. During the second quarter of 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company, bear interest at either a base rate plus a margin or LIBOR plus a margin for interest periods of one to six months. As of December 31, 1997, total borrowings under the Senior Credit Facility were $65 million with a weighted average interest rate of approximately 6.5%. The Senior Credit Facility requires the Company to be in compliance with certain financial covenants. At December 31, 1997, the Company was in compliance with these financial covenants. The Senior Credit Facility currently restricts the Company from paying dividends. In addition, at December 31, 1997, there was $13.7 million available under bank lines of credit that expire at various dates through June 1998. At December 31, 1997 approximately $11.7 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates or offshore reference rates. The weighted average interest rates at December 31, 1997 for borrowings under the bank lines of credit was 1.02%.

Net cash provided by operating activities during the year ended December 31, 1997 was $22.6 million. The net loss of $95.7 million and the impact of recording a $37.2 million deferred tax asset were offset by approximately $131.3 million in non-cash special charges (in-process research and development- $119.2 million and restructuring and other costs - $12.0 million) and the $17.7 million non-cash charge recorded in connection with a customer account write-off.

Net cash used in investing activities was $110.2 million during the year ended December 31, 1997. During this period, the Company paid $148.3 million for the purchase of TFS, which consisted of $145.5 million in cash and $2.8 million in related expenses, and had capital expenditures of $36.2 million. These cash outflows were partially offset by sales of approximately $72.1 million, net, of available-for-sale securities. The Company expects investment in property and equipment for the fiscal year 1998 to approximate $65 million, this amount includes the 1998 portion of its projected year 2000 compliance expenditure (see
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements - Year 2000). The Company intends to finance these investments from existing cash balances and cash flows from operations.

During the year ended December 31, 1997, net cash provided by financing activities was $81.0 million, due primarily to the drawing down of $65 million on the $125 million Senior Credit Facility. Additionally, the Company has received proceeds from common stock option exercises of $17.8 million.

The Company believes that its current cash position and cash generated through operations will be sufficient to meet the Company's needs through the next twelve months.

                             NOVELLUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


YEAR ENDED DECEMBER 31,                                  1997             1996             1995
-----------------------                             ---------        ---------        ---------

Net sales                                           $ 534,004        $ 461,736        $ 373,732
Cost of sales                                         243,566          197,162          157,585
                                                    ---------        ---------        ---------
Gross profit                                          290,438          264,574          216,147
Operating expenses:
     Research and development                          89,830           53,902           41,009
     Selling, general and administrative               89,474           74,419           59,347
     In-process research and development              119,246             --               --
     Restructuring and other costs                     14,243             --               --
     Litigation settlement and other related           84,021             --               --
legal costs
     Bad debt write-off                                17,700             --               --
                                                    ---------        ---------        ---------
Total operating expenses                              414,514          128,321          100,356
                                                    ---------        ---------        ---------

Operating income (loss)                              (124,076)         136,253          115,791
Interest:
     Income                                             5,684            8,884            9,501
     Expense                                           (2,741)            (477)            (227)
                                                    ---------        ---------        ---------
Net interest                                            2,943            8,407            9,274
                                                    ---------        ---------        ---------

Income (loss) before provision (benefit) for         (121,133)         144,660          125,065
income taxes
Provision (benefit) for income taxes                  (25,475)          50,631           42,522
                                                    =========        =========        =========
Net income (loss)                                   $ (95,658)       $  94,029        $  82,543
                                                    =========        =========        =========

Basic earnings (loss) per share                     $   (2.88)       $    2.92        $    2.52
                                                    =========        =========        =========
Diluted earnings (loss) per share                   $   (2.88)       $    2.85        $    2.41
                                                    =========        =========        =========

Shares used in basic per share calculations            33,257           32,156           32,712
                                                    =========        =========        =========
Shares used in diluted per share calculations          33,257           33,018           34,274
                                                    =========        =========        =========

See accompanying notes.

                                  NOVELLUS SYSTEMS, INC.
                               CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)

DECEMBER 31,                                             1997              1996
------------                                         ---------        ---------

ASSETS
Current assets:
     Cash and cash equivalents                       $  59,265        $  65,762
     Short-term investments                             38,824          110,906
     Accounts receivable, net of allowance for
     doubtful accounts of $3,547 in 1997 and
     $2,777 in 1996                                    133,925          119,710

     Inventories                                        82,133           55,448
     Deferred taxes                                     22,241           14,513
     Prepaid and other current assets                   14,621            7,630
                                                     ---------        ---------
Total current assets                                   351,009          373,969

Property and equipment:
     Machinery and equipment                            72,466           60,240
     Furniture and fixtures                             17,962            4,660
     Leasehold improvements                             47,294           36,309
                                                     ---------        ---------
                                                       137,722          101,209
Less accumulated depreciation and amortization          44,382           34,991
                                                     ---------        ---------
                                                        93,340           66,218
Long-term deferred taxes                                29,498             --
Other assets                                            19,453           19,600
                                                     =========        =========
Total assets                                         $ 493,300        $ 459,787
                                                     =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $  22,865        $  26,047
     Accrued payroll and related expenses               20,632           17,404
     Accrued warranty                                   37,836           18,566
     Other accrued liabilities                          34,314           10,210
     Income taxes payable                                 --                771
     Current obligations under lines of credit          11,652           13,153
                                                     ---------        ---------
Total current liabilities                              127,299           86,151

Long-term debt                                          65,000             --

Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value;
        Authorized shares - 20,000
        Issued and outstanding shares - none              --               --
     Common stock, no par value;
        Authorized shares - 80,000
        Issued and outstanding shares - 33,719
        in 1997
         and 32,510 in 1996                            154,167          128,751
     Retained earnings                                 149,061          244,966
     Cumulative translation adjustment                  (2,227)             (81)
                                                     ---------        ---------
Total shareholders' equity                             301,001          373,636
                                                     =========        =========
Total liabilities and shareholders' equity           $ 493,300        $ 459,787
                                                     =========        =========

See accompanying notes.

                             NOVELLUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

YEAR ENDED DECEMBER 31,                                  1997              1996             1995
-----------------------                              ---------        ---------        ---------

OPERATING ACTIVITIES
Net income (loss)                                    ($ 95,658)       $  94,029        $  82,543
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
        Depreciation and amortization                   18,288           11,332            7,649
        In-process research and development            119,246             --               --
        Restructuring and other costs                   12,043             --               --
        Bad debt write-off                              17,700             --               --
        Deferred income taxes                          (37,226)           1,767           (8,434)
        Changes in operating assets and
            liabilities:
          Accounts receivable                          (17,899)          (7,867)         (51,774)
          Inventories                                   (5,232)         (18,669)          (9,576)
          Prepaid and other current assets               4,067           (4,413)          (1,104)
          Accounts payable                             (11,294)          (6,819)          18,021
          Accrued payroll and related expenses             993            1,626            5,459
          Accrued warranty                               5,551            3,305            7,001
          Other accrued liabilities                     12,068              430            2,601
          Income taxes payable                            --             (7,447)           9,484
                                                     ---------        ---------        ---------

Total adjustments                                      118,305          (26,755)         (20,673)
                                                     ---------        ---------        ---------
Net cash provided by operating activities               22,647           67,274           61,870
                                                     ---------        ---------        ---------

INVESTING ACTIVITIES
Purchases of held-to-maturity debt securities             --               --           (518,021)
Proceeds from the sale and maturity of                    --               --            518,888
held-to-maturity debt securities
Purchases of available-for-sale securities            (125,663)        (387,709)            --
Proceeds from the sale and maturity of                 197,745          366,488             --
available-for-sale securities
Purchase of the net assets of the Thin Film
Systems business of Varian Associates, Inc.           (148,325)            --               --
Capital expenditures                                   (36,153)         (35,285)         (21,829)
(Increase) decrease in other assets                      2,208          (15,540)            (596)
                                                     ---------        ---------        ---------

Net cash used in investing activities                 (110,188)         (72,046)         (21,558)
                                                     ---------        ---------        ---------

FINANCING ACTIVITIES
Proceeds (payments) from lines of credit, net           (1,501)           5,784            2,851
Borrowings under long-term debt                         65,000             --               --
Common stock issued                                     17,817            7,880            6,696
Common stock repurchased                                  (272)          (3,244)         (35,732)
                                                     ---------        ---------        ---------

Net cash provided by (used in) financing activities     81,044           10,420          (26,185)
                                                     ---------        ---------        ---------

Net increase (decrease) in cash and cash
  equivalents                                           (6,497)           5,648           14,127
Cash and cash equivalents at the beginning of
  the period                                            65,762           60,114           45,987
                                                     ---------        ---------        ---------
Cash and cash equivalents at the end of the
  period                                             $  59,265        $  65,762        $  60,114
                                                     =========        =========        =========

Supplemental disclosures:
Cash paid during the year for:
     Interest                                        $   2,741        $     477        $     227
     Income taxes                                          393           57,611           40,209
Other non-cash changes:
Income tax benefits from employee stock plans            7,624            3,034            4,297
Transfers of securities from held-to-maturity             --               --            145,265
  to available-for-sale

See accompanying notes.

                                  NOVELLUS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (IN THOUSANDS)

                                                                      CUMULATIVE                      TOTAL
                                                COMMON STOCK           RETAINED    TRANSLATION    SHAREHOLDERS'
                                             SHARES       AMOUNT       EARNINGS     ADJUSTMENT       EQUITY
                                             ------     ---------     ---------    -----------    -------------
Balance at January 1, 1995                   32,338     $ 112,532     $ 101,682     $      --     $ 214,214
       Exercise of stock options                744         5,230            --            --         5,230
       Shares issued under employee
            stock purchase plan                  84         1,466            --            --         1,466
       Income tax benefits realized
            from activity in employee
            stock plans--                        --         4,297            --            --         4,297
       Common stock repurchased              (1,282)       (5,102)      (30,630)           --       (35,732)
       Cumulative translation
            adjustment                           --            --            --           764           764
       Net income                                --            --        82,543            --        82,543
                                             ------     ---------     ---------     ---------       -------

Balance at December 31, 1995                 31,884       118,423       153,595           764       272,782
       Exercise of stock options                670         5,619            --            --         5,619
       Shares issued under employee
            stock purchase plan                 128         2,261            --            --         2,261
       Income tax benefits realized
             from activity in employee
             stock plans--                       --         3,034            --            --         3,034
       Common stock repurchased                (172)         (586)       (2,658)           --        (3,244)
       Cumulative translation
             adjustment                          --            --            --          (845)         (845)
       Net income                                --            --        94,029            --        94,029
                                             ------     ---------     ---------     ---------       -------

Balance at December 31, 1996                 32,510       128,751       244,966           (81)      373,636
       Exercise of stock options              1,070        14,956            --            --        14,956
       Shares issued under employee
            stock purchase plan                 145         2,861            --            --         2,861
       Income tax benefits realized
            from activity in employee
            stock plans--                        --         7,624            --            --         7,624
       Common stock repurchased                  (6)          (25)         (247)           --          (272)
       Cumulative translation
            adjustment                           --            --            --        (2,146)       (2,146)
       Net (loss)                                --            --       (95,658)           --       (95,658)

                                             ------     ---------     ---------     ---------       -------
Balance at December 31, 1997                 33,719     $ 154,167     $ 149,061     $  (2,227)      301,001
                                             ======     =========     =========     =========       =======

See accompanying notes.

                                  NOVELLUS SYSTEMS, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    DECEMBER 31, 1997

NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Novellus Systems, Inc. (the Company) is a leading manufacturer of chemical vapor deposition (CVD) systems used in the fabrication of integrated circuits. The Company's products are able to provide simultaneous solutions to productivity and wafer quality problems facing the worldwide semiconductor manufacturing industry. Novellus serves the global semiconductor manufacturing market from its corporate headquarters in San Jose, California and through subsidiaries in Europe and the Pacific Rim. On June 20, 1997, the Company completed the acquisition of the Thin Film Systems business ("TFS") of Varian Associates, Inc. ("Varian"). TFS manufactures and markets equipment for physical vapor deposition ("PVD"), a critical technology in the production of advanced semiconductor logic and memory devices.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the 1997 presentation.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

Revenue Recognition
Net sales consist of system and spare part sales as well as revenues from maintenance and service contracts. Revenue related to system and spare part sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is immaterial and included in accrued liabilities.

Warranty and Installation
The Company generally warrants its systems for a period of up to 24 months from shipment for material and labor to repair and service the system. A provision for the estimated cost of installation and warranty is recorded upon shipment.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments with insignificant interest rate risk and maturities of ninety days or less to be cash equivalents.

Short-Term Investments
The Company classifies its marketable debt securities as available-for-sale in accordance with the provisions of the Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included in retained earnings. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income or expense.
Interest on all securities is included in interest income.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following at December 31 (in thousands):

                                                        1997          1996
                                                     -------       -------
                     Purchased and spare parts       $45,556       $40,211
                     Work-in-process                  30,326        11,347
                     Finished goods                    6,251         3,890
                                                     -------       -------

                                                     $82,133       $55,448
                                                     =======       =======


Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided mainly on the straight-line method over the following useful lives:

                     Machinery and equipment    3-5 years
                     Furniture and fixtures     3-5 years
                     Leasehold improvements     Shorter of useful life
                                                or remaining
                                                    lease term

Foreign Currency Accounting
The local currency is the functional currency for all foreign operations. Accordingly, translation gains or losses related to the foreign subsidiaries are included as a component of shareholders' equity.

Forward Foreign Exchange Contracts
The Company enters into forward foreign exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. Dollars recorded by the Japanese subsidiary. The Company also enters into forward foreign exchange contracts to buy and sell foreign currencies as economic hedges of the parent's intercompany balances denominated in a currency other than the U.S. dollar. In 1996 and 1997, these hedging contracts were denominated primarily in the Japanese Yen. The maturities of all the forward foreign exchange contracts are generally short-term in nature. Because the impact of movements in currency exchange rates on forward foreign exchange contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses have not been material.

Stock Split
On September 22, 1997 the Company announced that its Board of Directors had approved a two-for-one split of Novellus' common stock. Each shareholder of record as of the close of business on September 29, 1997 received one additional share of common stock for every share held. All prior period common stock and applicable share and per share amounts have been restated to reflect the two-for-one split, effective October, 1997.

Earnings (Loss) Per Share
In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 (Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128.

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                             1997         1996          1995
                                         ---------      -------       -------
Numerator:
   Net Income (loss)                      $(95,658)     $94,029       $82,543

Denominator:
   Denominator for basic earnings
      (loss) per share -
      weighted-average shares
      outstanding                           33,257       32,156        32,712

   Employee stock options                       --          862         1,562
                                         ---------      -------       -------

Denominator for diluted earnings
  (loss) per share - adjusted
  weighted-average shares outstanding       33,257       33,018        34,274
                                         ---------      -------       -------

Basic earnings (loss) per share           $  (2.88)     $  2.92       $  2.52

Diluted earnings (loss) per share         $  (2.88)     $  2.85       $  2.41
                                         =========      =======       =======

Options were outstanding during 1997, but were excluded from the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive. Options to purchase 1,918,000 and 569,000 shares of common stock at a weighted-average price of $29.73 and $35.75 per share were outstanding during 1996 and 1995, respectively, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Advertising Expenses
The Company accounts for advertising costs as expenses in the period in which they are incurred. Advertising expenses for 1997, 1996, and 1995 were $3,233,000, $3,259,000 and $2,692,000, respectively.

Concentration of Credit Risk
The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, short-term investments, accounts receivable, and financial instruments used in hedging activities. The Company invests its cash in cash deposits, money market funds, commercial paper, certificates of deposit, readily marketable debt securities, or medium term notes. The Company places its investments with high-credit-quality financial institutions and limits the credit exposure from any one financial institution or instrument. To date, the Company has not experienced material losses on these investments. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company has an exposure to nonperformance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not believe there is a significant risk of nonperformance by these counterparties because the Company continuously monitors its positions and the credit ratings of such counterparties and the amount of contracts it enters into with any one party. However, there can be no assurance that there will be no significant nonperformance by these counterparties and that this would not materially adversely affect the Company's business, financial condition, and results of operations.

Employee Stock Plans
Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company accounts for stock-based employee compensation arrangements under the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income (loss) and earning (loss) per share as if the fair value method prescribed by SFAS No. 123 had been applied in measuring employee compensation expense. See Note 9 to the Consolidated Financial Statements.

Recent Accounting Pronouncements
In June 1997, the FASB released SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of SFAS No. 130 will not have a material impact on the Company's consolidated financial statements.

In June 1997, the FASB released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has not yet reached a conclusion as to the appropriate segments, if any, which it will be required to report to comply with the disclosure requirements of SFAS No. 131.


NOTE 2     ACQUISITION OF THE THIN FILM SYSTEMS BUSINESS OF VARIAN ASSOCIATES

In June 1997, the Company completed the acquisition of the Thin Film Systems business ("TFS") of Varian Associates, Inc. ("Varian"). TFS manufactures and markets equipment for physical vapor deposition ("PVD"), a critical technology in the production of advanced semiconductor logic and memory devices. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the accompanying consolidated financial statements include the results of operations of TFS subsequent to the acquisition date.

The currently estimated total purchase price of $148.3 million consisted of a cash payment of $145.5 million to Varian and $2.8 million of related acquisition expenses. The purchase price is dependent on the results of the audit of the TFS pre-acquisition financial statements. Adjustments to the estimated purchase price, if any, could ultimately be determined through arbitration. The Company expects that any adjustment to the purchase price, as a result of such arbitration, would not have a material effect on the Company's business, financial condition or results of operations. Acquired assets and liabilities were recorded at their estimated fair values at the date of the acquisition. The aggregate purchase price, plus related acquisition expenses, have been allocated to the assets and liabilities acquired based on independent valuations. Amounts allocated to in-process research and development of approximately $119.2 million were written-off at the acquisition date, representing an estimated value (using risk-adjusted cash flows, discounted at 35%) of development programs that have not yet reached technological feasibility. Amounts allocated to developed technology, $11.7 million, and workforce in place, $1.0 million, are being amortized on a straight line basis over periods of seven and three years, respectively.

As a result of the acquisition of TFS the Company recorded restructuring and other costs of $14.2 million comprised primarily of write-offs of duplicative assets and the cost of exiting certain facilities. Primarily all of these actions were completed in the year ended December 31, 1997. As of December 31, 1997, the Company had made $2.2 million of cash payments relating to restructuring and other costs. The components of the restructuring and other costs are summarized as follows (in thousands):

                                                       Total
                                                    Restructuring             Balance at
                                                      and Other    Spending/  December 31,
                                                        Costs       Charges       1997
                                                    -------------  ---------  -----------
      Duplicative machinery and equipment              $9,039       $9,039         $0
      Lease commitments and leasehold improvements      3,143        2,778        365
      Other exiting costs                               2,061        2,061          0
                                                      -------      -------      -----
                                                      $14,243      $13,878       $365
                                                      =======      =======      =====

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of TFS had occurred at the beginning of fiscal 1996 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 1996 or of results which may occur in the future (in thousands, except per share data).

                                                                  1997         1996
                                                             ---------    ---------
            Net sales                                        $ 584,453    $ 666,403
            Income before provision for income taxes(1)      $   3,345    $ 158,481
            Net income(1)                                    $   2,208    $ 103,013
            Basic earnings per share(1)                      $    0.07    $    3.20
            Diluted earnings per share(1)                    $    0.06    $    3.12

(1)Amounts exclude the $119.2 million in relating to the in-process research and development charge and the $14.2 million restructuring costs recorded in the second quarter of 1997, as a result of the acquisition.

The effects of the TFS acquisition on the 1997 consolidated statement of cash flows were as follows (in thousands):

            Working capital acquired                                     $  (2,117)
            Property, plant and equipment                                   18,498
            Intangibles and goodwill                                        12,698
            In-process research and development                            119,246
                                                                         ---------
            Total purchase price                                         $ 148,325
                                                                         =========

NOTE 3         FINANCIAL INSTRUMENTS

Financial Instruments with Off-Balance-Sheet Risk
As part of the Company's asset and liability management, the Company enters into various types of transactions that involve financial instruments with off-balance sheet risk. The Company enters into foreign forward exchange contracts in order to manage foreign exchange risk. The notional amounts, carrying amounts, and estimated fair values of the Company's foreign forward exchange contracts are as follows at December 31 (in thousands):

                                       1997                            1996
                            ----------------------------  -------------------------------
                            NOTIONAL  CARRYING ESTIMATED  NOTIONAL   CARRYING   ESTIMATED
                             AMOUNT   AMOUNT  FAIR VAULE   VALUE      AMOUNT  FAIR VALUE
                            --------- -------- --------- ----------- ---------- ---------
Sell foreign currency,      $31,522   $(239)    $1,124    $27,140     $(279)   $1,325
  primarily yen

The fair value of the Company's foreign forward exchange contracts are calculated based upon the related foreign exchange rate at the end of December 31, 1997 and 1996, respectively.

Available-for-Sale Securities
The Company currently invests in only high quality, short-term investments which it classifies as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair value at December 31, 1997 and 1996. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses for both years have been minimal. All investments held at December 31, 1997 are due in less than one year.

The following table presents the estimated fair value of the Company's investments by balance sheet classification at December 31 (in thousands):

                                                                       1997          1996
                                                                    -------      --------
            Institutional money market funds                        $35,868      $ 38,423
            Commercial paper                                         23,397        27,339
                                                                    -------      --------
                Amounts included in cash and cash equivalents        59,265        65,762

                                                                    -------      --------
            Commercial paper                                         34,320        75,085
            Certificates of deposits                                  4,504            --
            U.S. Treasury securities and obligations of
              U.S. Government Agencies                                   --        35,821
                                                                    -------      --------
                Amounts included in short-term investments           38,824       110,906

                                                                    -------      --------
            U.S. Treasury securities                                     --         5,489
                                                                    -------      --------
                Amounts included in other assets                         --         5,489

                                                                    -------      --------
                Total available-for-sale securities                 $98,089      $182,157
                                                                    =======      ========

On November 15, 1995, the FASB staff issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with the provisions in the Special Report, the Company chose to reclassify securities from held-to-maturity to available-for-sale. At December 31, 1995, (the date of transfer) the amortized cost of these securities was $145.3 million and the unrealized gain was not material.

Fair Value of Other Financial Instruments
The carrying and estimated fair values of the Company's other financial instruments were as follows at December 31 (in thousands):

                                           1997                          1996
                                --------------------------- -----------------------------
                                                 Estimated                     Estimated
                                     Carrying         Fair        Carrying          Fair
                                        Value        Value          Value          Value
                                -------------- ------------- -------------- -------------
Cash and cash equivalents             $59,265       $59,265        $65,762       $65,762
Current obligations under             $11,652       $11,652        $13,153       $13,153
lines of credit
Long-term debt                        $65,000       $65,000       $     --       $    --

The fair values of the Company's short-term investments are based on quoted market prices as of December 31, 1997 and 1996. The fair value of the Company's obligations under lines of credit and long-term debt are based on current rates offered to the Company for similar debt instruments of the same remaining maturities.


NOTE 4         LINES OF CREDIT

The Company has lines of credit with three banks under which the Company can borrow up to $13.7 million at the banks prime rates (1% to 8.25% at December 31, 1997), which expire at various dates through June 1998. The lines restrict payment of cash dividends on the Company's common stock. A portion of these facilities ($11.7 million at December 31, 1997) are available to the Company's Japanese subsidiary. Borrowings by the subsidiary are at various rates as negotiated with the banks. At December 31, 1997 and 1996, there were borrowings by the Japanese subsidiary under lines of credit of $11.7 million and $13.2 million respectively, at annual weighted average interest rates of 1.02% and 1.26%, respectively.


NOTE 5         LONG TERM DEBT

In June 1997, the Company entered into a five year, $125 million, Senior Credit Facility structured as an unsecured revolving credit line. The borrowing under the senior credit facility, at the option of the Company, bear interest at either a base rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin for interest periods of one to six months. As of December 31, 1997, total borrowings under the senior credit facility were $65 million with a weighted average interest rate of approximately 6.5%. The Senior Credit Facility requires the Company to be in compliance with certain financial covenants. At December 31, 1997, the Company was in compliance with these financial covenants. The Senior Credit Facility currently prohibits the Company from paying dividends on its common stock.


NOTE 6         LITIGATION

Applied Litigation
On May 4, 1997, the Company entered into a comprehensive global settlement of all of its ongoing legal disputes, to that date, with Applied Materials, Inc. ("Applied"). The Company recorded an expense of $84.0 million relating to the settlement, consisting of a cash payment of $80.0 million to Applied and $4.0 million related to legal costs associated with the settlement. (See the Company's report on Form 10-Q for the period ended June 28, 1997, filed with the Securities and Exchange Commission on August 11, 1997.)

On July 7, 1997, prior to the consummation of the purchase of TFS from Varian, Applied filed a complaint (the "Applied Complaint") against Varian in the United States District Court for the Northern District of California San Jose Division, Civil Action No. C-97-20523 RMW, alleging, among other things, infringement by Varian (including the making, using, selling and/or offering for sale of certain products and systems made by TFS) of United States Patent Nos. 5,171,412, 5,186,718, 5,496,455 and 5,540,821 (the "Applied Patents"), which patents are owned by Applied.

Immediately after consummation of the TFS purchase, the Company filed a complaint (the "Company Complaint") against Applied in the same Court, Civil Action No. C-97-20551 RMW, alleging infringement by Applied (including the making, using, selling and/or offering for sale of certain products and systems) of United States Patent Nos. 5,314,597, 5,330,628, and 5,635,036 (the "Company Patents"), which patents the Company acquired from Varian in the TFS purchase. In the Company Complaint, the Company also alleged that it is entitled to declarations from Applied that the Company does not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. Applied has filed counterclaims alleging that the Company infringes the Applied Patents.

Also after consummation of the TFS purchase, but some time after the Company filed the Company Complaint, Applied amended the Applied Complaint to add the Company as a defendant. The Company has requested that the Court dismiss the Company as a defendant in Applied's lawsuit against Varian. The Court has not yet required the Company to file an answer to the Applied Complaint.

In addition to a request for a permanent injunction against further infringement, the Applied Complaint and Applied's counterclaims to the Company Complaint include requests for damages for alleged prior infringement and treble damages for alleged "willful" infringement. In connection with the consummation of the TFS purchase, Varian agreed, under certain circumstances, to reimburse the Company for certain of its legal and other expenses in connection with the defense and prosecution of this litigation, and to indemnify the Company for a portion of any losses incurred by the Company arising from this litigation (including losses resulting from a permanent injunction). The Company and Varian believe that there are meritorious defenses to Applied's allegations, including among other things, that the Company's operations (including TFS products and systems) do not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. However, the resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with Applied will not have a material adverse effect on the Company's business or results of operations (taking into account both the defenses available to the Company and Varian's reimbursement and indemnity obligations), there can be no assurances that Applied will not ultimately prevail in this dispute and that, in such an event, Varian's reimbursement and indemnity obligations will not be sufficient to fully reimburse the Company for its losses.

The Company Complaint against Applied also includes requests for damages for prior infringement and treble damages for "willful" infringement, in addition to a request for a permanent injunction for further infringement. Although the Company believes that it will prevail against Applied, there can be no assurances that the Company will prevail in its litigation against Applied.

Other Matters
In addition, in the normal course of business, the Company from time to time receives inquiries with regard to possible other patent infringements. The Company believes it is unlikely that the outcome of the patent infringement inquiries will have a material adverse effect on the Company's financial position or results of operations.

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


NOTE 7         BAD DEBT WRITE-OFF

In June 1997, the Company determined that due to the financial difficulties facing one of its customers an outstanding accounts receivable balance was at risk for collection. Accordingly, the Company recorded a write-off of $17.7 million, representing the outstanding accounts receivable balance and other related expenses for the repossession of its equipment.


NOTE 8         COMMITMENTS

The Company leases its facilities under operating leases, that expire through 2011. As of December 31, 1997, the minimum annual rental commitments are as follows (in thousands):

                                 1998                  $ 12,422
                                 1999                    11,476
                                 2000                    10,845
                                 2001                     9,849
                                 2002                     5,706
                                 Beyond                  73,099
                                                       ---------
                                                        123,397
                                 Less future
                                 sublease
                                    income               (6,804)
                                                       =========
                                                       $116,593
                                                       =========

Rent expense was approximately $7.2 million, $4.1 million, and $2.9 million for the years ended December 31, 1997, 1996, and 1995, respectively, net of sublease income of $1.5 million, $0.6 million and $0.0 million for the years ended December 31, 1997, 1996, and 1995, respectively.

During 1997, the Company entered into lease agreements adding five buildings and
6.4 acres of undeveloped land to the five existing buildings and 4.4 acres of undeveloped land leased by the Company at December 31, 1996. The agreements are for five years each at an interest rate that approximates LIBOR. At current interest rates, the annual lease payments total approximately $8.5 million. During the terms of the leases, the Company may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable. The guaranteed residual amount under the lease agreements is approximately $120.7 million. These leases contain certain restrictive financial covenants. The Company was in compliance with these covenants at December 31, 1997.


NOTE 9        EMPLOYEE BENEFIT PLANS

Employee Stock Option Plans
The Company grants options to employees under the 1984 and 1992 Stock Option Plans ("the Plans"). Under the Plans, options to purchase up to 15.1 million shares of the Company's common stock may be granted at not less than fair market value. Options generally vest ratably over a four year period on the anniversary date of the grant or as determined by the Board of Directors. Stock options expire ten years after date of grant. At December 31, 1997, approximately 623,000 shares were reserved for future issuance under the Employee Stock Option Plans and options to purchase 1.1 million shares were exercisable at a weighted average exercise price of $23.99.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no expense has been recognized for options granted to employees under the Plans. Had compensation expense for the Company's plans been determined based on the fair value at the grant date for awards made subsequent to December 15, 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                        1997              1996           1995
                                 -------------       ---------      ---------
Net income (loss) as reported    $   (95,658)        $  94,029      $  82,543
Pro forma net income (loss)      $  (107,940)        $  86,791      $  79,553
Basic earnings (loss) per        $     (2.88)        $    2.92      $    2.52
  share as reported
Diluted earnings (loss) per      $     (2.88)        $    2.85      $    2.41
  share as reported
Pro forma basic earnings         $     (3.25)        $    2.70      $    2.43
  (loss) per share
Pro forma diluted earnings       $     (3.25)        $    2.63      $    2.37
  (loss) per share

In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants made in 1997, 1996 and 1995:

                                         1997             1996          1995
                                    ---------       ----------     ----------
Dividend yield                           None             None          None
Expected volatility                      0.61             0.56          0.56
Risk free interest rate                 5.92%            5.98%         6.34%
Expected lives                      3.0 years        2.9 years     2.9 years

The weighted average fair value of options granted during the year were $16.91, $10.73 and $13.13 for 1997, 1996 and 1995, respectively. The pro forma net income (loss) and earnings (loss) per share listed above include expense related to the Company's Employee Stock Purchase Plans. The fair value of issuance's under the employee stock purchase plans is estimated on the issuance date using the Black-Scholes model with the following weighted average assumptions for issuance's made in 1997, 1996 and 1995:

                                         1997             1996          1995
                                    ---------       ----------     ----------
Dividend yield                           None             None          None
Expected volatility                      0.51             0.60          0.60
Risk free interest rate                  5.5%             5.8%          5.8%
Expected lives                       1/2 year         1/2 year      1/2 year


The weighted average fair value of purchase rights granted during the year were $7.05, $6.91 and $8.75 for 1997, 1996 and 1995, respectively.

Information with respect to stock option activity is as follows:
(in thousands, except per share data)

                                                                                Weighted Average
                            Authorized     Outstanding       Price per Share     Exercise Price
                           -----------     -----------     --------------------- --------------
Balance at January 1, 1995        86          3,670         $  0.20 --   $ 26.69
    Additional authorization   1,400             --          --
    Options granted           (1,542)         1,542         $ 24.07 --   $ 41.63
    Options exercised             --           (744)        $  2.85 --   $ 26.69
    Options canceled             357           (389)        $  4.19 --   $ 41.63
                           -----------     -----------     --------------------- --------------
Balance at December 31, 1995     301          4,079         $  0.20 --   $ 41.63      $ 19.42
    Additional authorization   1,360             --          --
    Options granted           (1,770)         1,770         $ 18.19 --   $ 30.13      $ 26.19
    Options exercised             --           (652)        $  4.19 --   $ 28.63      $  7.78
    Options canceled             384           (470)        $  0.20 --   $ 41.63      $ 24.71
                           -----------     -----------     --------------------- --------------
Balance at December 31, 1996     275          4,727         $  4.19 --   $ 41.63      $ 23.06
    Additional authorization   1,320             --          --
    Options granted           (1,478)         1,478         $ 26.63 --   $ 58.88      $ 38.30
    Options exercised             --         (1,070)        $  4.19 --   $ 41.63      $ 13.97
    Options canceled             506           (506)        $  4.19 --   $ 58.88      $ 30.31
                           -----------     -----------     --------------------- --------------
Balance at December 31, 1997     623          4,629         $  7.00 --   $ 58.88      $ 29.24

The following table summarizes information about stock options outstanding at December 31, 1997 (in thousands):

                       Options Outstanding                               Options Exercisable
------------------------------------------------------------------    --------------------------
                                     Weighted
                                     Average                             Options
                    Options         Remaining                           Exercisable
                 Outstanding at    Contractual        Weighted              at         Weighted
   Range of       December 31,       Life             Average           December 31,   Average
Exercise Prices       1997          (years)       Exercise Price          1997       Exercise Price
---------------- --------------- --------------- -----------------    ------------- ------------
$ 7.00 - $19.25         566           5.51            $14.28                413      $13.64
$19.81 - $23.25         515           8.33            $21.27                 96      $21.01
$24.06 - $27.50         651           7.56            $25.96                163      $25.53
$27.75 - $30.13       1,308           8.49            $29.34                271      $29.78
$31.00 - $33.25         711           9.39            $32.96                 54      $31.74
$33.38 - $40.00         453           8.57            $38.31                 85      $36.63
$41.00 - $58.88         425           8.76            $47.55                 66      $42.99
---------------- --------------- --------------- -----------------    ------------- ------------
$ 7.00 - $58.88       4,629           8.15            $29.24              1,148      $23.99
---------------- --------------- --------------- -----------------    ------------- ------------

Employee Stock Purchase Plans
In December 1988 and May 1992, the Company adopted qualified Employee Stock Purchase Plans under Sections 421 and 423 of the Internal Revenue Code and reserved 400,000 and 300,000 shares of common stock for issuance under the plans, respectively. In 1995, the Company's shareholders approved an amendment to increase shares reserved for issuance under the 1992 Employee Stock Purchase Plan from 300,000 shares to 500,000 shares. In March 1996 the shareholders ratified an amendment to the Purchase Plan to increase the number of shares available for issuance thereunder from 500,000 to 580,000. In April 1997, the Board of Directors approved an amendment to the Purchase Plan increasing the number of shares available for issuance thereunder from 580,000 shares to 700,000 shares. Under the two plans, qualified employees are entitled to purchase shares at 85% of the fair market value on specified dates. There were approximately 145,000, 128,000, and 84,000 shares issued under the two plans in 1997, 1996, and 1995, respectively.

Common Stock Repurchase Program
In October 1992 and January 1996, the Company announced it would repurchase 1,400,000 and 2,000,000 shares, respectively, of common stock for issuance in future Company employee benefit and compensation plans and other requirements. During 1997, the Company repurchased 6,000 shares under the program, and had purchased a total of 1,568,000 shares as of December 31, 1997.

Employee Savings and Retirement Plan
The Company maintains a 401(k) retirement savings plan for its full-time employees. Participants in the plan may contribute up to 20% of their annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

Profit Sharing and Bonus Programs
The Company has profit sharing and bonus programs that distribute cash based on the performance of the Company and its employees, including the executive officers. Charges to operations under these programs were $8.0 million, $10.2 million, and $8.4 million in 1997, 1996, and 1995, respectively.

NOTE 10        TAXES ON INCOME (LOSS)

Significant components of the provision (benefit) for income taxes attributable to operations are as follows (in thousands):

                                                     1997          1996         1995
                                                  -------       -------      -------
State
          Current                                 $    --       $ 6,145      $ 6,251
          Deferred                                 (5,248)          222       (1,248)
                                                  -------       -------      -------
                                                   (5,248)        6,367        5,003
Federal
          Current                                   3,376        38,701       38,245
          Deferred                                (31,978)        1,545       (7,186)
                                                  -------       -------      -------
                                                  (28,602)       40,246       31,059
Foreign
          Current                                     751           984        2,163
Income tax benefits attributable to employee
stock plan activity
    allocated to shareholders' equity               7,624         3,034        4,297
                                                  -------       -------      -------
Total provision (benefit) for income taxes       ($25,475)      $50,631      $42,522
                                                  =======       =======      =======


Pre-tax income (loss) from foreign operations was $2.2 million, $(2.1) million, and $5.4 million in 1997, 1996 and 1995, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                        1997       1996
                                                     -------    -------
Deferred tax assets:
          Financial valuation accounts              $  5,377   $  5,464
          Expenses not currently deductible           26,774      9,807
          Other                                        7,173      2,787
          Capitalized In-Process R&D                  39,606         --
                                                     -------    -------
Subtotal                                              78,930     18,058
          Valuation allowance                        (20,024)        --
                                                     -------    -------
Total deferred tax assets                             58,906     18,058
                                                     -------    -------

Deferred tax liabilities:
           Fixed assets                               (7,167)    (3,545)
                                                     -------    -------
Total net deferred tax assets                        $51,739    $14,513
                                                     =======    =======

The provision (benefit) for income taxes differs from the provision (benefit) calculated by applying the federal statutory tax rate to income (loss) before taxes because of the following (in thousands):

                                                      1997         1996       1995
                                                  --------      -------    -------
Expected provision (benefit) at 35%               $(42,397)     $50,631     $43,773
State taxes, net of federal benefit                 (2,924)       4,200       3,252
Research and development credits                      (665)        (500)       (566)
Foreign sales corporation benefit                     (365)      (4,300)     (3,868)
Unbenefited in-process R&D                          19,477          --          --
Other                                                1,399          600         (69)
                                                  --------      -------    -------
                                                  $(25,475)     $50,631    $42,522

At December 31, 1997, the Company has recognized a deferred tax asset of $58.9 million, after a valuation allowance of $20.0 million, related to temporary differences between the book and tax basis of assets and liabilities. It is the opinion of management that it is more likely than not that this asset will be realized by an offset against the recognized deferred tax liability of $7.2 million and future taxable income.

NOTE 11        GEOGRAPHIC INFORMATION REPORTING AND MAJOR CUSTOMERS


The Company and its subsidiaries operate in one industry segment, principally the development, manufacture, sale and service of chemical vapor deposition systems for use in the manufacture of integrated circuits.

The following is a summary of operations in geographic areas (in thousands):

                                      NORTH AMERICA    EUROPE  PACIFIC RIM ELIMINATIONS CONSOLIDATED
                                      ------------    -------  ----------- -----------  ------------
1997
Sales to unaffiliated customers        $ 480,388      $ 5,908    $ 47,708     $     -     $ 534,004
Transfers between geographic locations    33,347        2,908      11,094      (47,349)           -
                                      ------------    -------  ----------- -----------  ------------
Total net sales                          513,735        8,816      58,802      (47,349)     534,004
Operating income (loss)                 (126,044)         885       1,083            -     (124,076)
Identifiable assets                      429,570        5,982      57,748            -      493,300

1996
Sales to unaffiliated customers        $ 387,396      $ 4,336    $ 70,004     $      -    $ 461,736
Transfers between geographic locations    59,771        2,377       9,438      (71,586)           -
                                      ------------    -------  ----------- -----------  ------------
Total net sales                          447,167        6,713      79,442      (71,586)     461,736
Operating income (loss)                  137,887          203      (1,837)           -      136,253
Identifiable assets                      407,472        1,501      50,814            -      459,787

1995
Sales to unaffiliated customers        $ 315,976      $ 2,967    $ 54,789     $      -    $ 373,732
Transfers between geographic locations    39,376        2,190       8,164      (49,730)           -
                                      ------------    -------  ----------- -----------  ------------
Total net sales                          355,352        5,157      62,953      (49,730)     373,732
Operating income                         110,224          201       5,366            -      115,791
Identifiable assets                      319,502        1,072      44,114            -      364,688

Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. In 1996 and 1995, sales to one customer (a distributor) were approximately 12% and 11% of net sales, respectively. No customers exceeded 10% of net sales in 1997. Export sales were 47% of net sales in 1997, 64% of net sales in 1996, and 56% of net sales in 1995.


NOTE 12        RELATED PARTY TRANSACTIONS

The President of Submicron Technology, Inc. (Submicron), which was one of the Company's customers, is also a member of the Company's Board of Directors.

For the years ended December 31, 1997 and 1996, the Company sold $5.4 million and $20.2 million of CVD systems to Submicron, respectively. Management believes these transactions were under terms no less favorable to the Company than those arranged with other parties. There were no material transactions with Submicron prior to 1996. Trade receivables from Submicron at December 31, 1996 were $10.2 million.

During the second quarter of 1997, the Company recorded a bad debt write-off of $17.7 million, representing the outstanding accounts receivable balance and other related expenses, (see Note 7, Notes to the Consolidated Financial Statements).

At December 31, 1997 the Company had outstanding notes receivable from one of its officers, totaling $1.5 million. The notes incur interest at 6.0% per year, compounded semi-annually, and is repayable in July 2000. This amount represents the highest amount owing from the officer during the year.

NOTE 13        QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

1997   QUARTER ENDED                    MAR 29         JUNE 28          SEPT. 27        DEC. 31
--------------------                ----------      ----------        ----------    -----------
Net sales                           $  101,628      $  114,466        $ 155,080     $  162,830
Gross profit                        $   55,896      $   62,956        $  82,192     $   89,394
Gross profit as a % of sales                55%             55%              53%            55%
Operating income (loss)             $   21,523      $ (210,504)(1)    $  31,002     $   33,903
Net income (loss)                   $   15,613      $ (153,739)(1)    $  20,079     $   22,389
Basic earnings (loss) per
  share(2)(4)                       $     0.48      $    (4.66)       $    0.60     $     0.66
Diluted earnings (loss) per
  share(2)                          $     0.46      $    (4.66)(3)    $    0.57     $     0.64
Shares used in basic per share
  calculations(2)                       32,760          33,020           33,546         33,700
Shares used in diluted per share
  calculations(2)                       34,274          33,020(3)        35,276         34,984


1996   QUARTER ENDED                    MAR 31         JUNE 30          SEPT. 30        DEC. 31
--------------------                ----------      ----------        ----------    -----------
Net sales                           $  115,284      $  120,248        $ 121,597     $  104,607
Gross profit                        $   66,865      $   69,818        $  69,316     $   58,575
Gross profit as a % of sales                58%             58%              57%            56%
Operating income                    $   37,357      $   39,092        $  36,185     $   23,619
Net income                          $   25,509      $   26,504        $  25,138     $   16,878
Basic earnings per share(2),(4)     $     0.80      $     0.83        $    0.78     $     0.52
Diluted earnings per share(2),(4)   $     0.77      $     0.80        $    0.77     $     0.51
Shares used in basic per share
  calculations(2)                       31,957          32,101           32,189         32,378
Shares used in diluted per share
  calculations(2)                      33,0162          33,062           32,834         33,180


(1) The Company's reported loss of $153.7 million or $4.66 per share for the quarter ended June 28, 1997 includes pre-tax one-time charges totaling $235.2 million, consisting of $133.5 million in connection with the acquisition of TFS, a write-off of $17.7 million in connection with outstanding accounts receivable from Submicron Technology, Inc. and charges totaling $84.0 million in connection with the May 4, 1997 settlement of the TEOS patent litigation.

(2) The earnings (loss) per share amounts and shares used have been adjusted to reflect the Company's the two-for-one stock split, effective October 1997.

(3) Excludes common stock equivalents as they are antidilutive to the loss per share for the quarter.

(4) The earnings (loss) per share amounts shown for 1996 and the first three quarters of 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors
Novellus Systems, Inc.

We have audited the accompanying consolidated balance sheets of Novellus Systems, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novellus Systems, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                            /s/ERNST & YOUNG LLP

San Jose, California
January 16, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under "Proposal No. 1:
Election of Directors," "Other Information - Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under "Other Information - Executive Compensation" in the Company's Definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under "Other Information - Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under "Other Information - Certain Transactions" in the Company's Definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of  this Report:

        (1)    Financial Statements and Report of Ernst & Young, LLP, Independent Auditors

               Report of Ernst & Young LLP, Independent Auditors                             34

               Consolidated Balance Sheets at December 31, 1997 and 1996                     19

               Consolidated Statements of Operations - Years Ended December 31, 1997, 1996
               and 1995                                                                      18

               Consolidated Statements of Shareholders' Equity - Years Ended December 31,
               1997, 1996 and 1995                                                           21

               Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996
               and 1995                                                                      20

               Notes to Consolidated Financial Statements                                    22

        (2)    Financial Statement Schedules

               The following financial statement schedule is included herein:

               Schedule II - Valuation and Qualifying Accounts                               38

               All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

        (3)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        3.1(5)  Amended and Restated Articles of Incorporation of Registrant.

        3.1.1   Amendment to the Restated Articles of Incorporation of Registrant

        3.2 (1) Form of Bylaws of Registrant.

        3.2.1   Bylaws Section 2.5 as amended in 1995 re Election and Term of Office.

        3.2.2   Bylaws Section 2.2 as amended in 1997 re Number of Directors.

        10.1(7) Asset Purchase Agreement by and between Varian Associates, Inc.
        and the Company dated May 7, 1997.

        10.2(7) First Amendment to Asset Purchase Agreement by and between Varian
        Associates, Inc. and the Company dated June 20, 1997.

        10.3(7) Assignment and Assumption of Lessee's Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold
        Interests (Units 1-12 Palo Alto) by and between Varian Associates, Inc.
        and the Company dated May 7, 1997.

        10.4(7) Sublease (Portion of Unit 9, Palo Alto) by and between Varian
        Associates, Inc. and the Company dated May 7, 1997.

        10.5(7) Shared Use Agreement by and between Varian Associates, Inc. and the Company dated May 7, 1997.

        10.6(7) Environmental Agreement by and between Varian Associates, Inc.
        and the Company dated May 7, 1997.

        10.7(7) Cross License Agreement by and between Varian Associates, Inc.
        and the Company dated May 7, 1997.

        10.8(7) Parts Supply Agreement by and between Varian Associates, Inc.
        and the Company dated May 7, 1997.

        10.9(8) Settlement Agreement by and between Applied Materials, Inc. and the Company dated May 7, 1997. Confidential treatment has been granted with respect to portions of this Exhibit.

        10.10(8) Credit Agreement by and among ABN AMRO Bank, N.V., as agent, the lenders named therein, and the Company dated May 7, 1997.

        10.11(8) Participation Agreement by and among Lease Plan North America,
        Inc. the Company and ABN AMRO Bank, N.V., as agent for the participations named therein, dated June 9, 1997.

        10.11.1(9) Letter Amendment, dated June 20, 1997, to the Participation
        Agreement by and among Lease Plan North America, Inc., the Company and
        ABN AMRO Bank, N.V., as agent for the participants named therein, dated
        June 9, 1997.

        10.11.2(9) Amendment no. 1, dated August 28, 1997, to the Participation
        Agreement by and among Lease Plan North America, Inc., the Company and
        ABN AMRO Bank, N.V., as agent for the participants named therein, dated
        June 9, 1997.

        10.11.3(9) Amendment no. 2, dated September 26, 1997, to the
        Participation Agreement by and among Lease Plan North America, Inc., the
        Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

        10.12(9) Amendment no. 1, dated August 28, 1997, to the Facility 2
        Lease Agreement, Construction Deed of Trust With Assignment of Rents,
        Security Agreement and Fixture Filing by and between Lease Plan North
        America, Inc. and the Company dated June 9, 1997.

        10.13(9) Amendment no. 2, dated September 26, 1997, to the Facility 2
        Lease Agreement, Construction Deed of Trust With Assignment of Rents,
        Security Agreement and Fixture Filing by and between Lease Plan North
        America, Inc. and the Company dated June 9, 1997.

        10.13(9) Amendment no. 1, dated September 26, 1997, to the Facility 1
        Lease Agreement, Deed of Trust With Assignment of Rents, Security
        Agreement and Fixture Filing by and between Lease Plan North America,
        Inc. and the Company dated June 9, 1997.

        10.14(9) Participation Agreement by and among Lease Plan USA, Inc., the
        Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated October 15, 1997.

        10.15(9) Facility 1 Lease Agreement, Deed of Trust With Assignment of
        Rents, Security Agreement and Fixture Filing by and between Lease Plan
        USA, Inc. and the Company dated October 15, 1997.

        10.16(9) Facility 2 Lease Agreement, Construction Deed of Trust With
        Assignment of Rents, Security Agreement and Fixture

        Filing by and between Lease Plan USA, Inc. and the Company dated October
        15, 1997.

        10.17 (3) Distribution Agreement dated April 1, 1991 between Registrant and Seki Technotron Corporation.

        10.18 (5) First Amendment dated January 1, 1993 to Distribution
        Agreement dated April 1, 1991 between the Registrant and Seki Technotron
        Corporation

        10.19 (6) Distribution Agreement dated January 1, 1996 between Registrant and
        Seki Technotron Corporation. .

        *10.20 (3) Registrant's Amended and Restated 1984 Stock Option Plan, together with forms of agreements thereunder

         *10.21 (5) Registrant's 1992 Stock Option Plan, together with forms of agreements thereunder

        *10.22 (4) Registrant's 1992 Employee Stock Purchase Plan

        *10.23 (1) Form of Agent Indemnification Agreement and amendment thereto

        *10.24 (2) Employment Agreement dated June 1, 1989 between Registrant and Evert van de Ven

        *10.25 (4)  Employment Agreement dated as of June 15, 1992 between the Registrant and Peter Hanley

        *10.26 (5)  Offer Letter Agreement dated November 1, 1993 between Registrant and
        Richard S. Hill

        22.1   Subsidiaries of Registrant

        23.1 Consent of Ernst & Young LLP, Independent Auditors (see page 39)

        24.1 Power of Attorney (see page 40)

        27.1 Financial Data Schedule
        ----------------

        (1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1, File No. 33-23011, which was declared effective August 11, 1988.

        (2) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1990.

        (3) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1992.

        (4) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

        (5) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 1994.

        (6) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1996.

        (7) Incorporated by reference to the Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (8) Incorporated by reference to the Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 1997.

        (9) Incorporated by reference to the Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        *    Management contracts or compensatory plans or arrangements.

b)i) Report on Form 8-K (No. 000 17157) was filed by the Company on July 7, 1997 with respect to the Company's purchase of the Thin Film Systems business of Varian Associates, Inc. as described in Item 2 of the Form 8-K.

ii) Report on Form 8-K/A (No. 000 17157) was filed by the Company on September 5, 1997 with respect to the financial statements of the Thin Film Systems business acquired from Varian Associates, Inc. as described in Item 2 of the Form 8-K/A.

                                   SCHEDULE II
                             NOVELLUS SYSTEMS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       BALANCE AT                                 BALANCE AT
                                        BEGINNING    CHARGED TO                          END
DESCRIPTION                             OF PERIOD       EXPENSE     DEDUCTIONS     OF PERIOD
-----------                            ----------    ----------   ------------     ----------
Year Ended December 31, 1995
   Allowance for Doubtful Accounts       $1,761         $495      $     60 (1)      $ 2,196

Year Ended December 31, 1996
   Allowance for Doubtful Accounts        2,196          581            --            2,777

Year Ended December 31, 1997             $2,777      $16,370      $ 15,600 (2)      $ 3,547
   Allowance for Doubtful Account


(1)Charges for uncollectable accounts
(2)$15.6 write-off of the outstanding account from Submicron, total charge $17.7 million, see Note 7, Notes to the Consolidated Financial Statements

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 Nos. 33-11825, 33-88156, 33-51056, 33-36787, 33-25897, 33-62807, 333-35487)
pertaining to the Amended and Restated 1992 Employee Stock Purchase Plan, the Amended and Restated 1984 Stock Option Plan, the Employee Stock Purchase Plan, and the Amended and Restated 1992 Stock Option Plan, and in the related prospectuses of our report dated January 16, 1998, with respect to the consolidated financial statements and schedule of Novellus Systems, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1997.


                                                          /s/  ERNST & YOUNG LLP


San Jose, California
March 5, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 8th day of March, 1998.

               NOVELLUS SYSTEMS, INC.


               By:       /s/Robert H. Smith
                         ----------------------------
                         Robert H. Smith
                         EXECUTIVE VICE PRESIDENT, FINANCE AND ADMINISTRATION, CHIEF FINANCIAL OFFICER AND SECRETARY

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

SIGNATURE                               CAPACITY                                            DATE
---------                               --------                                            ----
/s/Richard S. Hill                      President and Chief Executive Officer               March 6, 1998
---------------------------------
Richard S. Hill


/s/Robert H. Smith                      Executive Vice President, Finance and               March 6, 1998
---------------------------------           Administration, Chief Financial Officer
Robert H. Smith                             and Secretary  Principal Financial
                                            and Accounting Officer)

/s/Richard S. Hill                      Chairman of the Board of Directors                  March 6, 1998
---------------------------------
Richard S. Hill


/s/D. James Guzy                        Director                                            March 6, 1998
---------------------------------
D. James Guzy


/s/Tom Long                             Director                                            March 6, 1998
---------------------------------
Tom Long


/s/Glen Possley                         Director                                            March 6, 1998
---------------------------------
Glen Possley


/s/Robert H. Smith                      Director                                            March 6, 1998
---------------------------------
Robert H. Smith


/s/Joseph Van Poppelen                  Director                                            March 6, 1998
---------------------------------
Joseph Van Poppelen


/s/J. David Litster                     Director                                            March 6, 1998
---------------------------------
J. David Litster

                                 EXHIBIT INDEX



      EXHIBT                                                                           SEQUENTIALLY
       NO.       DESCRIPTION                                                            PAGE NUMBER
      ------     -----------                                                           -------------
        3.1(5)  Amended and Restated Articles of Incorporation of Registrant.

        3.1.1   Amendment to the Restated Articles of Incorporation of Registrant

        3.2 (1) Form of Bylaws of Registrant, as amended to date.

        3.2.1   Bylaws Section 2.5 as amended in 1995 re Election and Term of Office.

        3.2.2   Bylaws Section 2.2 as amended in 1997 re Number of Directors.

        10.1(7) Asset Purchase Agreement by and between Varian Associates, Inc.
        and the Company dated May 7, 1997.

        10.2(7) First Amendment to Asset Purchase Agreement by and between Varian Associates,
        Inc. and the Company dated June 20, 1997.

        10.3(7) Assignment and Assumption of Lessee's Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on
        Leasehold Interests (Units 1-12 Palo Alto) by and between Varian
        Associates, Inc. and the Company dated May 7, 1997.

        10.4(7) Sublease (Portion of Unit 9, Palo Alto) by and between Varian
        Associates, Inc. and the Company dated May 7, 1997.

        10.5(7) Shared Use Agreement by and between Varian Associates, Inc. and the Company dated May 7, 1997.

        10.6(7) Environmental Agreement by and between Varian Associates, Inc.
        and the Company dated May 7, 1997.

        10.7(7) Cross License Agreement by and between Varian Associates, Inc.
        and the Company dated May 7, 1997.

        10.8(7) Parts Supply Agreement by and between Varian Associates, Inc.
        and the Company dated May 7, 1997.

        10.9(8) Settlement Agreement by and between Applied Materials, Inc. and the Company dated May 7, 1997. Confidential treatment has been granted with respect to portions of this Exhibit.

        10.10(8) Credit Agreement by and among ABN AMRO Bank, N.V., as agent, the lenders named therein, and the Company dated May 7, 1997.

        10.11(8) Participation Agreement by and among Lease Plan North America, Inc. the
        Company and ABN AMRO Bank, N.V., as agent for the participations named therein, dated
        June 9, 1997.

        10.11.1(9) Letter Amendment, dated June 20, 1997, to the Participation
        Agreement by and among Lease Plan North America, Inc., the Company and
        ABN AMRO Bank, N.V., as agent for the participants named therein, dated
        June 9, 1997.

        10.11.2(9) Amendment no. 1, dated August 28, 1997, to the Participation
        Agreement by and among Lease Plan North America, Inc., the Company and
        ABN AMRO Bank, N.V., as agent for the participants named therein, dated
        June 9, 1997.

        10.11.3(9) Amendment no. 2, dated September 26, 1997, to the
        Participation Agreement by and among Lease Plan North America, Inc., the
        Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

        10.12(9) Amendment no. 1, dated August 28, 1997, to the Facility 2
        Lease Agreement, Construction Deed of Trust With Assignment of Rents,
        Security Agreement and Fixture Filing by and between Lease Plan North
        America, Inc. and the Company dated June 9, 1997.

        10.13(9) Amendment no. 2, dated September 26, 1997, to the Facility 2
        Lease Agreement, Construction Deed of Trust With Assignment of Rents,
        Security Agreement and Fixture Filing by and between Lease Plan North
        America, Inc. and the Company dated June 9, 1997.

        10.13(9) Amendment no. 1, dated September 26, 1997, to the Facility 1
        Lease Agreement, Deed of Trust With Assignment of Rents, Security
        Agreement and Fixture Filing by and between Lease Plan North America,
        Inc. and the Company dated June 9, 1997.

        10.14(9) Participation Agreement by and among Lease Plan USA, Inc., the
        Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated October 15, 1997.

        10.15(9) Facility 1 Lease Agreement, Deed of Trust With Assignment of
        Rents, Security Agreement and Fixture Filing by and between Lease Plan
        USA, Inc. and the Company dated October 15, 1997.

        10.16(9) Facility 2 Lease Agreement, Construction Deed of Trust With
        Assignment of Rents, Security Agreement and Fixture


      EXHIBT                                                                           SEQUENTIALLY
       NO.       DESCRIPTION                                                            PAGE NUMBER
      ------     -----------                                                           -------------
        Filing by and between Lease Plan USA, Inc. and the Company dated October
        15, 1997.

        10.17 (3) Distribution Agreement dated April 1, 1991 between Registrant and Seki Technotron Corporation.

        10.18 (5) First Amendment dated January 1, 1993 to Distribution
        Agreement dated April 1, 1991 between the Registrant and Seki Technotron
        Corporation

        10.19 (6) Distribution Agreement dated January 1, 1996 between Registrant and
        Seki Technotron Corporation. .

        *10.20 (3) Registrant's Amended and Restated 1984 Stock Option Plan, together with forms of agreements thereunder

         *10.21 (5) Registrant's 1992 Stock Option Plan, together with forms of agreements thereunder

        *10.22 (4) Registrant's 1992 Employee Stock Purchase Plan

        *10.23 (1) Form of Agent Indemnification Agreement and amendment thereto

        *10.24 (2) Employment Agreement dated June 1, 1989 between Registrant and Evert van de Ven

        *10.25 (4)  Employment Agreement dated as of June 15, 1992 between the Registrant and Peter Hanley

        *10.26 (5)  Offer Letter Agreement dated November 1, 1993 between Registrant and
        Richard S. Hill

        22.1   Subsidiaries of Registrant

        23.1 Consent of Ernst & Young LLP, Independent Auditors (see page 39)

        24.1 Power of Attorney (see page 40)

        27.1 Financial Data Schedule
        ----------------

        (1) Incorporated by reference to the exhibit filed with Registrant's Registration Statement on Form S-1, File No. 33-23011, which was declared effective August 11, 1988.

        (2) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1990.

        (3) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1992.

        (4) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

        (5) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 1994.

        (6) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1996.

        (7) Incorporated by reference to the Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (8) Incorporated by reference to the Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 1997.

        (9) Incorporated by reference to the Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        *    Management contracts or compensatory plans or arrangements.

b)i) Report on Form 8-K (No. 000 17157) was filed by the Company on July 7, 1997 with respect to the Company's purchase of the Thin Film Systems business of Varian Associates, Inc. as described in Item 2 of the Form 8-K.

ii) Report on Form 8-K/A (No. 000 17157) was filed by the Company on September 5, 1997 with respect to the financial statements of the Thin Film Systems business acquired from Varian Associates, Inc. as described in Item 2 of the Form 8-K/A.