Form 10-Q
period 1998-03-28
NOVELLUS SYSTEMS INC
filed 1998-05-11
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 28, 1998

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
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation of organization                        Identification Number)

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

                               YES [X]    NO [ ]

As of March 28, 1998 33,834,600 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 28, 1998


                                      INDEX


                                                                                                 Page
Part I:     Financial Information

            Item 1: Condensed Consolidated Financial Statements


                     Condensed Consolidated Balance Sheets at
                     March 28, 1998 and December 31, 1997.                                        3



                     Condensed Consolidated Statements of Income
                     for the three months ended March 28, 1998
                     and March 29, 1997.                                                          4



                     Condensed Consolidated Statements of Cash Flows for
                     the three months ended March 28, 1998
                     and March 29, 1997.                                                          5



                     Notes to Condensed Consolidated Financial
                     Statements.                                                                  6


            Item 2:  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                                   9


            Item 3:  Quantitative and Qualitative  Disclosure About
                     Market Risks                                                                13


Part II:    Other Information


            Item 1:  Legal Proceedings                                                           13

            Item 6:  Exhibits and Reports on Form 8-K                                            14



Signatures                                                                                       15

PART I:     FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands)
-------------------------------------------------------------------------------
Assets                                                March 28,     December 31,
                                                        1998          1997 (1)
                                                     (unaudited)
-------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                            $  65,583      $  59,265
  Short-term investments                                  35,077         38,824
  Accounts receivable, net                               183,396        133,925
  Inventories                                             84,924         82,133
  Deferred income taxes                                   24,605         22,241
  Prepaid and other current assets                        12,983         14,621
                                                       ------------------------
       Total current assets                              406,568        351,009

Property and equipment:
  Machinery and equipment                                 88,861         72,466
  Furniture and fixtures                                   7,193         17,962
  Leasehold improvements                                  53,293         47,294
                                                       ------------------------
                                                         149,347        137,722
  Less accumulated depreciation and amortization          49,676         44,382
                                                       ------------------------
                                                          99,671         93,340
Deferred income taxes                                     28,455         29,498
Other assets                                              16,406         19,453
                                                       ------------------------
       Total Assets                                    $ 553,592      $ 493,300
                                                       ========================
Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------
Current liabilities:
  Current obligations under lines of credit            $  11,643      $  11,652
  Accounts payable                                        52,857         22,865
  Accrued payroll and related expenses                    14,315         20,632
  Accrued warranty                                        39,581         37,836
  Other accrued liabilities                               34,825         34,314
  Income taxes payable                                    11,000             --
                                                       ------------------------
       Total current liabilities                         164,221        127,299

Long-term debt                                            65,000         65,000
Commitments and contingencies
Shareholders' equity:
   Common stock                                          157,271        154,167
   Accumulated other comprehensive income                 (2,862)        (2,227)
   Retained earnings                                     169,962        149,061
                                                       ------------------------
       Total shareholders' equity                        324,371        301,001
                                                       ------------------------
       Total Liabilities and Shareholders' Equity      $ 553,592      $ 493,300
                                                       ========================

-----------------------
(1) Derived from the December 31, 1997 audited financial statements.



See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------
(in thousands, except per share data)                       Three Months Ended
(unaudited)                                              March 28,       March 29,
                                                           1998           1997
--------------------------------------------------------------------------------
Net sales                                                $163,214       $101,628
Cost of sales                                              73,283         45,732
                                                         -----------------------
      Gross profit                                         89,931         55,896
Operating expenses
    Research and development                               30,872         16,842
    Selling, general and administrative                    27,348         17,531
                                                         -----------------------
      Total operating expenses                             58,220         34,373
                                                         -----------------------

Operating income                                           31,711         21,523
Interest income, net                                           31          2,133
                                                         -----------------------
Income before provision for income taxes                   31,742         23,656

Provision for income taxes                                 10,792          8,043
                                                         -----------------------
Net income                                               $ 20,950       $ 15,613
                                                         =======================

Basic net income per share (1)                           $   0.62       $   0.48
                                                         =======================

Diluted net income per share (1)                         $   0.60       $   0.46
                                                         =======================

Shares used in basic calculation (1)                       33,816         32,760
                                                         =======================

Shares used in diluted calculations (1)                    34,857         34,274
                                                         =======================

---------------
(1) Net income per share amounts reflect the 2 for 1 split. See note 7.



See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------
(in thousands)                                                  Three Months Ended
(unaudited)                                                   March 28,     March 29,
                                                                1998          1997
------------------------------------------------------------------------------------
Cash flows provided by operating activities:
   Net income                                                 $ 20,950      $ 15,613
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Deferred income taxes                                       (1,321)           --
    Depreciation and amortization                                5,294         3,572
Changes in operating assets and liabilities
    Accounts receivable                                        (49,471)       (9,598)
    Inventories                                                 (2,791)         (811)
    Prepaid and other current assets                             1,638            96
    Accounts payable                                            29,992           183
    Accrued payroll and related expenses                        (6,317)       (7,577)
    Accrued warranty                                             1,745           372
    Other accrued liabilities                                      511        (2,174)
    Income taxes payable                                        11,000         7,603
                                                              ----------------------
       Total adjustments                                        (9,720)       (8,334)
                                                              ----------------------
       Net cash provided by operating activities                11,230         7,279
                                                              ----------------------
Cash flows from investing activities:
    Maturities and sale (purchases) of available-for-sale
      Debt Securities, net                                       3,747       (25,451)
    Capital expenditures                                       (12,219)       (5,904)
    Decrease in other assets                                       555         1,020
                                                              ----------------------
       Net cash used for investing activities                   (7,917)      (30,335)
                                                              ----------------------
Cash flows from financing activities:
     Payments on lines of credit, net                               (9)         (933)
     Repurchase of common stock                                    (90)           --
     Proceeds from sale of common stock                          3,104         5,336
                                                              ----------------------
       Net cash provided by financing activities                 3,005         4,403
                                                              ----------------------
Net increase (decrease) in cash and cash equivalents             6,318       (18,653)
Cash and cash equivalents at the beginning of the period        59,265        65,762
                                                              ----------------------
Cash and cash equivalents at the end of the period            $ 65,583      $ 47,109
                                                              ======================
Supplemental Disclosures Cash paid during the period for:
   Interest                                                   $  1,188      $     79
   Income taxes                                               $     --      $    359
Other noncash charges:
   Income tax benefits from employee stock plans              $    213      $  1,677



See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):


----------------------------------------------------------------
                                 Mar. 28, 1998     Dec. 31, 1997
----------------------------------------------------------------
Purchased parts                        $48,480           $45,556
Work-in-process                         31,760            30,326
Finished goods                           4,684             6,251
                                      --------         ---------
                                       $84,924           $82,133
                                      ========         =========

3. LINES OF CREDIT

The Company has lines of credit with four banks under which the Company can borrow up to $13,643,000 at the banks' prime rate which expire at various dates through July 1998. A portion of this facility ($11,643,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At March 28, 1998 and December 31, 1997 the amounts outstanding were $11.6 and $11.7 million, respectively. All borrowings outstanding under the line of credit were by the Company's subsidiary.

4. NET INCOME PER SHARE

In accordance with Statement on Financial Accounting Standards No. 128, "Earnings per Share," basic net income per common share is computed based on weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common and dilutive common equivalent shares outstanding during the period. Stock options are considered common stock equivalents and are included in the weighted average computation using the treasury stock method.

5. LONG-TERM DEBT

In June 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. Borrowings, at the option of the Company, bear interest at either a base rate plus a margin or the London Interbank Offering Rate ("LIBOR") plus a margin for interest periods of one to six months. As of March 28, 1998 and December 31, 1997, total borrowings under the revolving credit line were $65 million. The weighted average interest rate at March 28, 1998 was 6.5%. The Senior Credit facility requires the Company maintain compliance with certain financial covenants. At March 28, 1998, the Company was in compliance with these financial covenants. The Senior Credit Facility currently prohibits the Company from paying dividends.

6. COMMITMENTS

During 1997, the Company entered into new lease agreements adding five buildings and 6.4 acres of undeveloped land to the five existing buildings and 4.4 acres of undeveloped land leased by the Company at December 31, 1996. The agreements are for five years each at an interest rate that approximates LIBOR. At current interest rates the annual lease payments total approximately $9.4 million. During the term of the leases, the Company may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable.

These leases contain certain restrictive financial covenants. At March 28, 1998, the Company was in compliance with these covenants.

7. STOCK SPLIT

On September 22, 1997 the Company announced that its Board of Directors had approved a two-for-one split of Novellus' common stock. Each shareholder of record as of the close of business on Monday, September 29, 1997 has received one additional share of common stock for every share held. Net income per share amounts and number of shares used in the computations, presented in this filing, give effect to the two-for-one split.


8. COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the Statement on Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

The following are the components of comprehensive income:


--------------------------------------------------------------------------------------
                                                          Three Months Ended
                                                March 28, 1998          March 29, 1997
--------------------------------------------------------------------------------------
Net income                                            $ 20,950                $ 15,613

Foreign currency translation adjustment                   (635)                   (429)
                                                      --------                --------
Comprehensive income                                  $ 20,315                $ 15,184
                                                      ========                ========


The components of accumulated other comprehensive income, net of related tax are as follows:


------------------------------------------------------------------------------------
                                               March 28, 1998          Dec. 31, 1997
------------------------------------------------------------------------------------
Foreign currency translation adjustment               $(2,862)               $(2,227)
                                                      -------                -------
                                                      $(2,862)               $(2,227)
                                                      =======                =======

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended March 28, 1998 were $163.2 million, compared with $101.6 million for the comparable year-ago quarter, and $162.8 million for the immediately preceding quarter. The increase in net sales from the year-to-year quarter reflects increasing shipments of the Company's Concept Two chemical vapor deposition products, as well as sales of physical vapor deposition "PVD" products acquired in June 1997, as part of the Varian Thin Film Systems "TFS" division acquisition, completed in June 1997. During the first quarter of 1998, the Company shipped for revenue the first Concept-Three 300 millimeter system. Bookings for the first quarter of 1998 fell short of achieving a 1:1 book to bill ratio, consistent with the current industry climate. Consistent with this book to bill ratio, the Company expects that net sales for the second and third quarters to be approximately 10% lower than first quarter levels.

International net sales (including export sales) for the three months ended March 28, 1998, were 45% as a percentage of total net sales, which compares to the prior year period of 55% and 59% for the immediately preceding quarter. The decrease relates to lower net sales in Japan, Korea and the Pacific Rim.

Gross profit as a percentage of net sales for the three months ended March 28, 1998 was 55.1%, compared with 55.0% for the comparable year-ago period and 54.9% for the immediately preceding quarter. The slight increase in gross profit percentage from the year-ago quarter and immediately preceding quarter is mainly due to increased shipments of our CVD products. The Company anticipates continued pressure on the gross margins as a result of continuing integration costs associated with the TFS acquisition and competitive market forces.

Research and development expenses for the three months ended March 28, 1998 were $30.9 million compared with $16.8 million for the comparable year-ago quarter, and $28.1 million for the immediately preceding quarter. Research and development expenses as a percentage of net sales for the three months ended March 28, 1998 represented 18.9% compared with the 16.6% for the comparable year-ago period, and 17.3% for the immediately preceding quarter. The increases in research and development expenses in absolute dollars reflects the Company's increasing commitment to the development of new products, including additional Concept Two modules, advanced PVD systems, advanced "gap fill" technology, primary conductor metals, low K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers.

Selling, general, and administrative expenses for the three months ended March 28, 1998 were $27.3 million compared with $17.5 million in the comparable year-ago quarter, and $27.4 million from the immediately preceding quarter. Selling, general, and administrative expenses as a percentage of net sales for the three months ended March 28, 1998 were 16.8% compared with 17.3% for the comparable year-ago quarter, and 16.8% for the immediately preceding quarter. The increase in absolute dollars from the three months ended March 29, 1997 as compared to the three months ended March 28, 1998, is related to incremental expenses associated with selling and supporting the acquired PVD product line. The Company is continuing its efforts to control and minimize selling, general and administrative costs.

Net interest income for the three months ended March 28, 1998 was $31,000 compared with $2.1 million for the comparable year-ago quarter, and $21,000 recorded in the immediately preceding quarter. The decrease from the three months ended March 29, 1997 as compared to the three months ended March 28, 1998 is due to lower cash balances as a result of the payment of $80.0 million to Applied Materials for the settlement of the TEOS patent litigation in May, 1997 and the acquisition of TFS, financed through the use of $80.5 million of existing cash, and long-term borrowings of $65.0 million.

The Company's effective tax rate for the three months ended March 28, 1998, the comparable year-ago quarter, and immediately preceding quarter was 34%. The effective tax rate for the remainder of fiscal 1998 is anticipated to be 34%.

Net deferred tax assets were $52.6 and $51.7 million at March 28, 1998 and December 31, 1997, respectively. Deferred tax assets of $78.9 and $78.9 million were offset by valuation allowances of $19.2 and 20.0 million and deferred tax liabilities of $7.1 and $7.2 million at March 28, 1998 and December 31, 1997, respectively. The valuation allowances relates to capitalized in-process research and development which is deductible for tax purposes over a 15 year period, and reduces the deferred tax asset for this item by approximately 50%. While other deferred tax assets are realizable because of offsetting deferred tax liabilities and potential tax carry-back availability, realization of the capitalized in-process research and development is dependent on future taxable income. Because of the inherent risks and uncertainties in the Company's business described under Other Cautionary Statements in the Company's period reports under the Securities Exchange Act of 1934, as amended, management determined that approximately 50% of this asset is more likely than not realizable.

Net income for the three months ended March 28, 1998 was $21.0 million or $0.60 per share compared with $15.6 million or $0.46 per share for the comparable year-ago period, and $22.4 million or $0.64 per share for the immediately preceding quarter. The sequential quarterly decrease in net income was due primarily to increased research and development expenditures. Net income compared to the prior year quarter is higher in absolute dollars as a result of higher net sales and on a per share basis net income is lower than prior year quarter, as a result of increases in research and development and selling, general and administrative spending.

The number of shares used in the per share calculations for the three months ended March 28, 1998 was 34.9 million compared with 34.3 million for the comparable year-ago period and 35.0 million for the immediately preceding period. The increase in shares used compared to the comparable year-ago quarter is primarily due to an increased number of stock options and common stock equivalents in the three months ended March 28, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital resources through cash flow from operations, sales of equity securities and borrowings. The Company's primary sources of funds at March 28, 1998 consisted of $100.7 million of cash, cash equivalents and short-term investments. This amount represents an increase of $2.6 million from the December 31, 1997 balance of $98.1 million. During the second quarter of 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company, bear interest at either a base rate plus a margin or LIBOR plus a margin for interest periods of one to six months. As of March 28, 1998, total borrowings under the Senior Credit Facility were $65 million with a weighted average interest rate of approximately 6.5%. The Senior Credit facility requires the Company to be in compliance with certain financial covenants. At March 28,

1998, the Company was in compliance with these financial covenants. The Senior Credit Facility currently prohibits the Company from paying dividends. In addition, at March 28, 1998, there was $13.6 million available under bank lines of credit that expire at various dates through July 1998. At March 28, 1998 approximately $11.6 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates or offshore reference rates.

During the three months ended March 28, 1998, the Company's cash and cash equivalents increased $6.3 million to $65.6 million from $59.3 million at December 31, 1997. Net cash provided by operating activities during the first three months of 1998 was $11.2 million due primarily to a net income of $21 million, non-cash depreciation and amortization charges of $5.3 million, and increases in accounts payable and income tax payable of $30.0 million and $11.0 million, respectively. These amounts were partially offset by increases in accounts receivable of $49.5 million and a decrease in accrued payroll and related expenses of $6.3 million, respectively. The increase in accounts receivable was due to longer collection cycles on certain Asian accounts and the timing of shipments during the quarter.

Net cash flows used for investing activities was $7.9 million during the first three months of 1998. During this period, the Company had capital expenditures of $12.2 million, which was partially offset by the net sales of available-for-sale debt securities, which generated $3.7 million.

During the first three months of 1998, net cash provided by financing activities was $3.0 million due primarily to proceeds from common stock option exercises of $3.1 million. The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

The Company expects investment in property and equipment in the current fiscal year to approximate $52.0 million of which $12.3 million has been incurred as of March 28, 1998. The Company intends to finance these investments from existing cash balances and cash flows from operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not Applicable.


The statements contained in this Report on Form 10-Q that are not purely historical in nature are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's estimations, anticipations, determinations, commitments, expectations, plans, hopes, beliefs, intentions or strategies regarding the future forward looking statements, including without limitation, the statement regarding the Company's expectation that "net sales for the second and third quarters will be approximately 10% lower than first quarter levels, the Company's anticipations as to continued pressure on the Company's gross margins, the Company's increasing commitment to the development of new products, management's determination that approximately 50% of the deferred tax asset is more likely than not realizable, the Company's anticipation as to its effective tax rate for the remainder of 1998, under "Part 1 Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operation," the statements regarding, the Company's beliefs as to the sufficiency of its current cash position to meet the Company's needs, the Company's expectations as to the amount of its property and equipment investments in the current fiscal year, and the Company's intention to finance such investments in the current fiscal year, and the Company's intention to finance such investments from existing cash balances and cash flows from operations, under "Part 1 Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". These forward-looking statements involve risks and uncertainties including, but not limited to, domestic and international economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, the outcome of availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission (SEC). Actual results may differ materially. Novellus assumes no obligation to update this information. For more details, please refer to other SEC filings, including the Company's most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

PART II  OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Not Applicable
           (b) No reports on Form 8-K have been filed by the Company during the quarter for which this report was filed.
           (c) Financial Data Schedules dated December 31, 1995 through March 28, 1998, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NOVELLUS SYSTEMS, INC.
                                             REGISTRANT


                                             /s/ Robert H. Smith
                                             ---------------------------------
                                             Robert H. Smith
                                             Executive Vice President
                                             Finance and Administration


                                             /s/ Robert H. Smith
                                             ---------------------------------
                                             J. Michael Dodson
                                             Vice President and Corporate
                                             Controller (Principal Accounting
                                             Officer)




                                             May 11, 1998
                                             ------------
                                             Date

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
------                   -----------

27.01                    Financial Data Schedule dated March 28, 1998
27.02                    Financial Data Schedule dated December 31, 1997
27.03                    Financial Data Schedule dated September 27, 1997
27.04                    Financial Data Schedule dated June 28, 1997
27.05                    Financial Data Schedule dated March 29, 1997
27.06                    Financial Data Schedule dated December 31, 1996
27.07                    Financial Data Schedule dated September 30, 1996
27.08                    Financial Data Schedule dated June 30, 1996
27.09                    Financial Data Schedule dated March 31, 1996
27.10                    Financial Data Schedule dated December 31, 1995
