Form 10-Q
period 1998-06-27
NOVELLUS SYSTEMS INC
filed 1998-08-10
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 27, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        for the transition period from _______ to  _______

                             Commission File Number
                                     0-17157

                             Novellus Systems, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     California                                              77-0024666
-----------------------------                            -------------------
(State or other jurisdiction                              (I.R.S. Employer
     of incorporation of                                   Identification
         organization)                                         Number)

3970 North First Street
San Jose, California                                            95134
------------------------                                    ------------
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

        YES [X]   NO [ ]

As of July 31, 1998 34,092,645 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 27, 1998


                                      INDEX

                                                                                   Page
Part I: Financial Information

         Item 1: Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets at
                     June 27, 1998 and December 31, 1997.                            3

                     Condensed Consolidated Statements of Operations
                     for the three and six months ended June 27, 1998
                     and June 28, 1997.                                              4

                     Condensed Consolidated Statements of Cash Flows for
                     six months ended June 27, 1998
                     and June 28, 1997.                                              5

                     Notes to Condensed Consolidated Financial
                     Statements.                                                     6

         Item 2:     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                      9

         Item 3:     Quantitative and Qualitative Disclosure About
                     Market Risks                                                   12

Part II:    Other Information

         Item 1:     Legal Proceedings                                              12

         Item 5:     Other Information                                              13

         Item 6:     Exhibits and Reports on Form 8-K                               13

Signatures                                                                          14

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

------------------------------------------------------------------------------------
                                                             June 27,   December 31,
                                                                1998      1997 (1)
Assets                                                       (unaudited)
------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                     $56,659      $59,265
  Short-term investments                                         50,780       38,824
  Accounts receivable, net                                      171,538      133,925
  Inventories                                                    83,790       82,133
  Deferred income taxes                                          24,626       22,241
  Prepaid and other current assets                                8,499       14,621
                                                               ---------------------
       Total current assets                                     395,892      351,009

Property and equipment:
  Machinery and equipment                                       106,202       72,466
  Furniture and fixtures                                          7,538       17,962
  Leasehold improvements                                         53,334       47,294
                                                               ---------------------
                                                                167,074      137,722
  Less accumulated depreciation and amortization                 55,161       44,382
                                                               ---------------------
                                                                111,913       93,340
Deferred income taxes                                            27,512       29,498
Other assets                                                     23,558       19,453
                                                               ---------------------
       Total Assets                                            $558,875     $493,300
                                                               =====================
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                              $42,843      $22,865
  Accrued payroll and related expenses                           13,886       20,632
  Accrued warranty                                               36,942       37,836
  Other accrued liabilities                                      29,835       34,314
  Income taxes payable                                           17,154           --
  Current obligations under lines of credit                      10,263       11,652
                                                              ----------------------
       Total current liabilities                                150,923      127,299

Long-term debt                                                   65,000       65,000
Commitments and contingencies
Shareholders' equity:
   Common stock                                                 160,648      154,167
   Accumulated other comprehensive income                        (3,612)      (2,227)
   Retained earnings                                            185,916      149,061
                                                              ----------------------
       Total shareholders' equity                               342,952      301,001
                                                              ----------------------
         Total Liabilities and Shareholders' Equity            $558,875     $493,300
                                                              ======================


See accompanying notes.

(1) Derived from the December 31, 1997 audited financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------  -------------------
(in thousands, except per share data)         Three Months Ended     Six Months Ended
(unaudited)                                    June 27,   June 28,   June 27, June 28,
                                                 1998      1997        1998     1997
------------------------------------------------------------------  -------------------
Net sales                                     $142,844   $114,466   $306,057  $216,094
Cost of sales                                   64,278     51,510    137,560    97,242
                                              --------------------  -------------------
      Gross profit                              78,566     62,956    168,497   118,852
Operating expenses
  Research and development                      28,783     19,655     59,655    36,497
  Selling, general and administrative           25,752     18,595     53,099    36,126
  In-process research and development               --    119,246         --   119,246
  Restructuring and other costs                     --     14,243         --    14,243
  Litigation settlement and related legal costs     --     84,021         --    84,021
  Bad debt write-off                                --     17,700         --    17,700
                                              --------------------  -------------------
      Total operating expenses                  54,535    273,460    112,754   307,833
                                              --------------------  -------------------

Operating income (loss)                         24,031   (210,504)    55,743  (188,981)
Interest income, net                               386      1,370        417     3,503
                                              --------------------  -------------------
Income (loss) before income taxes               24,417   (209,134)    56,160  (185,478)

Provision (benefit) for income taxes             8,302    (55,395)    19,094   (47,352)
                                              --------------------  -------------------
Net income (loss)                              $16,115  $(153,739)   $37,066 $(138,126)
                                              ====================  ===================

Basic earnings (loss) per share (1)             $0.47      ($4.66)     $1.09    ($4.20)
                                              ====================  ===================

Diluted earnings (loss) per share (1)           $0.46      ($4.66)     $1.06    ($4.20)
                                              ====================  ===================
Shares used in basic
  per share calculations (1)                   33,932     33,020      33,874    32,890
                                              ====================  ===================
Shares used in diluted
  per share calculations (1)                   35,047     33,020      34,952    32,890
                                              ====================  ===================

See accompanying notes.

(1) Net income (loss) per share amounts reflect the 2 for 1 split. See note 7.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------
(in thousands)                                                                      Six Months Ended
(unaudited)                                                                    June 27,     June 28,
                                                                                   1998         1997
-----------------------------------------------------------------------------------------------------
Cash flows provided by operating activities:
    Net income (loss)                                                           $37,066    ($138,126)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    In-process research and development                                              --      119,246
    Restructuring & other costs                                                      --       14,243
    Bad debt write-off                                                               --       17,700
    Deferred income taxes                                                          (399)     (24,674)
    Depreciation and amortization                                                10,779        8,132
Changes in operating assets and liabilities:
    Accounts receivable                                                         (37,613)     (18,331)
    Inventories                                                                  (2,374)     (13,431)
    Prepaid and other current assets                                              6,122         (638)
    Accounts payable                                                             19,978       (2,363)
    Accrued payroll and related expenses                                         (6,746)      (3,167)
    Accrued warranty                                                               (894)       1,025
    Other accrued liabilities                                                    (4,479)      15,110
    Income taxes payable (refundable)                                            17,154      (21,730)
                                                                                --------------------
       Total adjustments                                                          1,528       91,122
                                                                                --------------------
       Net cash provided by(used in)operating activities                         38,594      (47,004)
                                                                                --------------------
Cash flows from investing activities:
    Maturities and sales (purchases) of available-for-sale
      debt securities, net                                                      (11,956)      95,349
    Purchase of the net assets of the Thin Film Systems
      business of Varian Associates                                                  --     (148,325)
    Capital expenditures                                                        (30,070)     (12,556)
    Decrease (increase) in other assets                                          (4,105)       6,830
                                                                                --------------------
       Net cash used for investing activities                                   (46,131)     (58,702)
                                                                                --------------------
Cash flows from financing activities:
    Payments on lines of credit, net                                             (1,389)        (100)
    Borrowings under long-term debt                                                  --       65,000
    Repurchase of common stock                                                     (161)        (206)
    Proceeds from sale of common stock                                            6,481        9,366
                                                                                --------------------
       Net cash provided by financing activities                                  4,931       74,060
                                                                                --------------------
Net decreases in cash and cash equivalents                                       (2,606)     (31,646)
Cash and cash equivalents at the beginning of the period                         59,265       65,762
                                                                                --------------------
Cash and cash equivalents at the end of the period                              $56,659      $34,116
                                                                                ====================
Supplemental Disclosures
  Cash paid during the period for:
    Interest                                                                     $1,178       $  265
    Income taxes                                                                 $   --       $  359
Other noncash charges:
    Income tax benefits from employee stock plans                                $  922       $4,289

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

----------------------------------------------------------------
                                 Jun. 27, 1998     Dec. 31, 1997
----------------------------------------------------------------
Purchased parts                        $46,926           $45,556
Work-in-process                         30,203            30,326
Finished goods                           6,661             6,251
                                       -------           -------
                                       $83,790           $82,133
                                       =======           =======

3. LINES OF CREDIT

The Company has lines of credit with four banks under which the Company can borrow up to $12,263,000 at the banks' prime rate which expire at various dates through November 1998. A portion of this facility ($10,263,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At June 27, 1998 and December 31, 1997, the amounts outstanding were $10.3 million and $11.7 million, respectively. All borrowings outstanding under the line of credit were by Nippon Novellus.

4. EARNINGS PER SHARE

In accordance with Statement on Financial Accounting Standards No. 128, "Earnings per Share," basic earnings per common share is computed based on weighted average common shares outstanding during the period. Diluted earnings per share is computed using the weighted average common and dilutive common equivalent shares outstanding during the period. Stock options are considered common stock equivalents and are included in the weighted average shares computation using the treasury stock method.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AUDITED) CONTINUED


5. LONG-TERM DEBT

In June 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. Borrowings, at the option of the Company, bear interest at either a base rate plus a margin or the London Interbank Offering Rate ("LIBOR") plus a margin for interest periods of one to six months. As of June 27, 1998, total borrowings under the revolving credit line were $65 million. The weighted average interest rate at June 27, 1998 was approximately 6.5%. The Senior Credit facility requires the Company maintain compliance with certain financial covenants. At June 27, 1998, the Company was in compliance with these financial covenants. The Senior Credit Facility currently prohibits the Company from paying dividends.


6. STOCK SPLIT

On September 22, 1997 the Company announced that its Board of Directors had approved a two-for-one split of Novellus' common stock. Each shareholder of record as of the close of business on Monday, September 29, 1997 has received one additional share of common stock for every share held. Net earnings (loss) per share amounts and the number of shares used in the computations, presented in this filing, give effect to the two-for-one split.


7. COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted the Statement on Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption, unrealized gains or losses related to foreign currency translation adjustments were reported as a separate component of shareholders' equity.

The following are the components of comprehensive income:

----------------------------------------------------------------------------
                                                     Six Months Ended
                                             June 27, 1998     June 28, 1997
----------------------------------------------------------------------------
Net income (loss)                                  $37,066         $(138,126)

Foreign currency translation adjustment             (1,385)             (361)
                                                  --------         ---------
Comprehensive income                               $35,681         $(138,487)
                                                  ========         =========

The components of accumulated other comprehensive income, net of related tax are as follows:

----------------------------------------------------------------------------
                                             Jun. 27, 1998     Dec. 31, 1997
----------------------------------------------------------------------------
Foreign currency translation adjustment            $(3,612)          $(2,227)
                                                  --------           -------
                                                   $(3,612)          $(2,227)
                                                  ========           =======


8.   SUBSEQUENT EVENT

On July 30, 1998, the Company announced cost-reduction measures, including headcount reduction and other restructuring actions. In connection with these cost-reduction measures, the Company plans to record approximately $5 million of restructuring charges during the third quarter including costs related to work force reduction and other restructuring actions.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three and six months ended June 27, 1998 were $142.8 and $306.1 million respectively, compared with $163.2 million for the immediately preceding quarter. Net sales for the three and six months ended June 28, 1997 were $114.5 and $216.1 million, respectively. The increase in net sales from the year-to-year quarter reflects increasing shipments of the Company's Concept Two chemical vapor deposition products, as well as sales of physical vapor deposition "PVD" products acquired as part of the Varian Thin Film Systems "TFS" division acquisition, completed in June 1997. Bookings for the second quarter of 1998 fell short of achieving a 1:1 book to bill ratio, consistent with the current industry environment. Consistent with this book to bill ratio, the Company expects that net sales for the third and fourth quarters to be approximately 25% lower than second quarter levels.

International net sales (including export sales) for the three and six months ended June 27, 1998, were 61.9% and 52.9%, respectively, as a percentage of total net sales, which compares to the prior year periods of 30.1% and 41.9%, respectively, and 45.4% for the immediately preceding quarter. The increase relates to higher net sales in Europe and the Pacific Rim.

Gross profit as a percentage of net sales for the three months ended June 27, 1998 and for the comparable year-ago quarter was 55.0%. Gross profit as a percentage of net sales decreased slightly from 55.1% for the immediately preceding quarter. Gross profit as a percentage of net sales for the six months ended June 27, 1998 and June 28, 1997 was 55%. The Company anticipates continued pressure on the gross margins as a result of an anticipated decline in revenue levels in the third and fourth quarters of 1998.

Research and development expenses for the three and six months ended June 27, 1998 were $28.8 million and $59.7 million, respectively, an increase of $9.1 million and $23.2 million, respectively, when compared with comparable year ago quarters and a decrease of $2.1 million when compared with the immediately preceding quarter. Research and development expenses as a percentage of net sales for the three and six months ended June 27, 1998 were 20.1% and 19.5%, respectively, compared with the 17.2% and 16.9%, respectively, for the comparable year-ago periods, and 18.9% for the immediately preceding quarter. The increases in research and development expenses in absolute dollars reflects the Company's increasing commitment to the development of new products, including additional Concept Two modules, advanced PVD systems, advanced "gap fill" technology, primary conductor metals, low K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers.

Selling, general, and administrative expenses for the three and six months ended June 27, 1998 were $25.8 million and $53.1 million, respectively, compared with $18.6 million and $36.1 million, respectively, in the comparable year-ago quarter, and $27.3 million from the immediately preceding quarter. Selling, general, and administrative expenses as a percentage of net sales for the three and six months ended June 27, 1998 were 18.0% and 17.3%, respectively, compared with 16.2% and 16.7%, respectively, for the comparable year-ago periods, and 16.8% for the immediately preceding quarter. The increase in absolute dollars from the six months ended June 28, 1997 as compared to the six months ended June 27, 1998, is related to incremental expenses associated with selling and supporting the acquired PVD product line.

The Company is continuing its efforts to control and minimize selling, general and administrative costs.

Net interest income for the three and six months ended June 27, 1998 was $386,000 and $417,000, respectively, compared with $1.4 million and $3.5 million, respectively, for the comparable year-ago periods, and $31,000 for the immediately preceding quarter. The decrease in net interest income for the three and six months ended June 27, 1998 when compared to comparable year ago periods is due to lower cash balances as a result of the settlement payment and other costs of $84.0 million for the TEOS patent litigation in May 1997 and the acquisition of TFS, financed through the use of $80.5 million of existing cash, and long-term borrowings of $65.0 million.

The Company's effective tax rate for the three and six months ended June 27, 1998 was 34% compared with 26% for the comparable year ago periods. The increase is primarily attributable to a valuation reserve established against a portion of the deferred tax asset arising from the write-off of purchased in-process research and development which resulted in a lower tax rate in the prior year. The effective tax rate for the immediately preceding quarter was 34%.

Net deferred tax assets were $52.1 and $51.7 million at June 27, 1998 and December 31, 1997, respectively. Deferred tax assets of $77.8 and $78.9 million were offset by valuation allowances of $18.5 and $20.0 million and deferred tax liabilities of $7.2 million at June 27, 1998 and December 31, 1997. The valuation allowances relate to capitalized in-process research and development which is deductible for tax purposes over a 15 year period, and reduces the deferred tax asset for this item by approximately 50%. While other deferred tax assets are realizable because of offsetting deferred tax liabilities and potential tax carry-back availability, realization of the capitalized in-process research and development is dependent on future taxable income. Because of the inherent risks and uncertainties in the Company's business described under Other Cautionary Statements in the Company's periodic reports filed under the Securities Exchange Act of 1934, as amended, management determined that approximately 50% of this asset is more likely than not realizable.

Net income for the three and six months ended June 27, 1998 was $16.1 million and $37.1 million or $0.46 and $1.06 per share, respectively, compared with net losses of $(153.7) million and $(138.1) million or $(4.66) and $(4.20) per share, respectively, for the comparable year-ago periods, and net income of $21.0 million or $0.60 per share for the immediately preceding quarter. The change from a net loss for the three and six months ended June 28, 1997 to net income for the three and six months ended June 27, 1998 is attributable to the impact of the charges of $119.2 million related to the in-process research and development and $14.2 million attributed to restructuring charges, in connection with the acquisition of TFS, and charges of $84.0 million and $17.7 million related to the settlement of the Applied Materials CVD patent suit and a customer account write-off, recorded in the three months ended June 28, 1997. Without the one time charges, net income for the three and six months ended June 28, 1997 would have been $17.2 and $32.8 million or $0.50 and $0.96 per share, respectively.

The number of shares used in the per share calculations for the three and six months ended June 27, 1998 was 35.0 million compared with 33.0 million and 32.9 million for the comparable year-ago periods and 34.9 million for the immediately preceding period. The increase in shares used compared to the comparable year-ago quarter is primarily due to an increased number of common stock equivalents in the three and six months ended June 27, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital resources through cash flow from operations, sales of equity securities and borrowings. The Company's primary sources of funds at June 27, 1998 consisted of $107.4 million of cash, cash equivalents and short-term investments. This amount represents an increase of $9.3 million from the December 31, 1997 balance of $98.1 million. During the second quarter of 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company, bear interest at either a base rate plus a margin or LIBOR plus a margin for interest periods of one to six months. As of June 27, 1998, total borrowings under the Senior Credit Facility were $65 million with a weighted average interest rate of approximately 6.5%. The Senior Credit facility requires the Company to be in compliance with certain financial covenants. At June 27, 1998, the Company was in compliance with these financial covenants. The Senior Credit Facility currently prohibits the Company from paying dividends. In addition, at June 27, 1998, there was $12.3 million available under bank lines of credit that expire at various dates through July 1998. At June 27, 1998 approximately $10.3 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates or offshore reference rates.

During the six months ended June 27, 1998, the Company's cash and cash equivalents decreased $2.6 million to $56.7 million from $59.3 million at December 31, 1997. Net cash provided by operating activities during the first six months of 1998 was $38.6 million due primarily to a net income of $37.1 million, non-cash depreciation and amortization charges of $10.8 million, and increases in accounts payable and income tax payable of $20.0 million and $17.2 million, respectively. These amounts were partially offset by increases in accounts receivable of $37.6 million and a decrease in accrued payroll and related expenses of $6.7 million, respectively. The increase in accounts receivable was due to longer collection cycles on certain Asian accounts and the timing of shipments during the quarter.

Net cash flows used for investing activities was $46.1 million during the first six months of 1998. During this period, the Company had capital expenditures of $30.1 million and purchases of available-for-sale debt securities of $12.0 million.

The Company expects investments in property and equipment in the current fiscal year to approximate $39.1 million of which $30.0 million has been incurred as of June 27, 1998. The Company intends to finance these investments from existing cash balances and cash flows from operations.

The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not Applicable.


The statements contained in this Report on Form 10-Q that are not purely historical in nature are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's estimations, anticipations, determinations, commitments, expectations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements include, without limitation, the statement regarding the Company's expectation that "net sales for the third and fourth quarters will be approximately 25% lower than second quarter levels, the Company's anticipations as to continued pressure on the Company's gross margins, the Company's increasing commitment to the development of new products, the Company's continued efforts to control and minimize selling, general and administrative costs, management's determination that approximately 50% of the deferred tax asset is more likely than not realizable," under "Part 1 Financial Information,
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's expectations as to the amount of its property and equipment investments in the current fiscal year, the statements regarding the Company's beliefs as to the sufficiency of its current cash position to meet the Company's needs, and the Company's intention to finance such investments from existing cash balances and cash flows from operations," under "Part 1 Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". These forward-looking statements involve risks and uncertainties including, but not limited to, domestic and international economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, the availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission (SEC). Actual results may differ materially. Novellus assumes no obligation to update this information. For more details, please refer to other SEC filings, including the Company's most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.


PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders, held on May 15, 1998, the following proposals were adopted by the margins indicated.

1.   Election of Directors

      Nominee                    In Favor                        Withheld
      Richard S. Hill            30,161,335                      95,422
      D. James Guzy              30,155,510                      101,247

      Nominee                    In Favor                        Withheld
      J. David Litster           30,131,238                      125,519
      Tom Long                   30,125,192                      131,565
      Glen Possley               30,128,518                      128,239
      Robert H. Smith            30,138,928                      117,829
      William R. Spivey          30,136,457                      120,300


2. Approval of an Amendment to the Company's Bylaws to Change the Range of the Authorized Number of Directors from a Minimum of four and a Maximum of Seven to a Minimum of Six and a Maximum of Eleven, and to Fix the Number Within this Range at Seven

      In Favor           Opposed                 Abstained               Broker Non-Votes
      29,621,192         598,374                 37,191                  3,577,843


3. Approval of an Amendment to the Company's 1992 Stock Option Plan to Increase the Shares Reserved for Issuance by 660,000 Shares

      In Favor           Opposed                 Abstained               Broker Non-Votes
      25,454,473         5,720,329               81,955                  3,577,843


4. Approval of an Amendment to the Company's 1992 Employee Stock Purchase Plan to Increase the Shares Reserved for Issuance by 40,000 Shares

      In Favor           Opposed                 Abstained               Broker Non-Votes
      29,703,844         481,117                 71,796                  3,577,843


5.   Approval of the Company's 1998 Senior Executive Bonus Plan

      In Favor           Opposed                 Abstained               Broker Non-Votes
      29,613,072         539,529                 104,156                 3,577,843


6. Ratification of Appointment of Ernst & Young LLP as Certified Public Accountants of the Company for the next fiscal year ended December 31, 1997.

      In Favor           Opposed                 Abstained
      30,179,999         57,875                  18,883

ITEM 5.        OTHER INFORMATION

               Any shareholder proposal submitted with respect to the Company's 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by the Company after March 2, 1999.

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

                             NOVELLUS SYSTEMS, INC.
                                   REGISTRANT


                             /s/ Robert H. Smith
                             ---------------------------
                             Robert H. Smith
                             Executive Vice President
                             Finance and Administration



                              /s/ J. Michael Dodson
                             ---------------------------
                              J. Michael Dodson
                              Vice President and Corporate
                              Controller (Chief Accounting
                              Officer)


                              August 10, 1998
                              --------------------
                              Date

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------
 27                      Financial Data Schedule