Form 10-Q
period 1998-09-26
NOVELLUS SYSTEMS INC
filed 1998-11-10
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 26, 1998

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

As of October 30, 1998 34,172,926 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 26, 1998



                                      INDEX

Part I:  Financial Information

                                                                               Page
                                                                               ----

         Item 1:      Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets at
                      September 26, 1998 and December 31, 1997.                     3


                      Condensed Consolidated Statements of Operations
                      for the three and nine months ended September 26,
                      1998 and September 27, 1997.                                  4


                      Condensed Consolidated Statements of Cash Flows for
                      nine months ended September 26, 1998
                      and September 27, 1997.                                       5


                      Notes to Condensed Consolidated Financial
                      Statements.                                                   6


            Item 2:   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                                    9


            Item 3:   Quantitative and Qualitative Disclosure About
                      Market Risks                                                 16


Part II:    Other Information


            Item 1:   Legal Proceedings                                            16

            Item 6:   Exhibits and Reports on Form 8-K                             16



Signatures                                                                         17

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

----------------------------------------------------------------------------------------
                                                            September 26,   December 31,
                                                                  1998        1997 (1)
Assets                                                        (unaudited)
----------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                     $66,757        $59,265
  Short-term investments                                         44,537         38,824
  Accounts receivable, net                                      158,963        133,925
  Inventories                                                    81,731         82,133
  Deferred income taxes                                          24,896         22,241
  Prepaid and other current assets                                7,964         14,621
                                                               -----------------------
       Total current assets                                     384,848        351,009

Property and equipment:
  Machinery and equipment                                       106,218         83,972
  Furniture and fixtures                                          8,196          6,456
  Leasehold improvements                                         51,636         47,294
                                                               -----------------------
                                                                166,050        137,722
  Less accumulated depreciation and amortization                 61,548         44,382
                                                               -----------------------
                                                                104,502         93,340
Deferred income taxes                                            27,241         29,498
Other assets                                                     28,287         19,453
                                                               -----------------------
       Total Assets                                            $544,878       $493,300
                                                               =======================
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                              $27,201        $22,865
  Accrued payroll and related expenses                            9,158         20,632
  Accrued warranty                                               30,430         37,836
  Other accrued liabilities                                      27,493         34,314
  Income taxes payable                                           19,422             --
  Current obligations under lines of credit                      11,318         11,652
                                                              ------------------------
       Total current liabilities                                125,022        127,299

Long-term debt                                                   65,000         65,000
Commitments and contingencies
Shareholders' equity:
   Common stock                                                 164,519        154,167
   Accumulated other comprehensive income                        (3,202)        (2,227)
   Retained earnings                                            193,539        149,061
                                                              ------------------------
       Total shareholders' equity                               354,856        301,001
                                                              ------------------------
          Total Liabilities and Shareholders' Equity              $544,878    $493,300
                                                              ========================

See accompanying notes.
(1) Derived from the December 31, 1997 audited financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------  -------------------
(in thousands, except per share data)             Three Months Ended    Nine Months Ended
(unaudited)                                      Sept. 26,  Sept. 27,  Sept. 26, Sept. 27,
                                                    1998      1997        1998     1997
---------------------------------------------------------------------  -------------------
Net sales                                        $106,704   $155,080   $412,761  $371,174
Cost of sales                                      50,622     72,888    188,182   170,130
                                                 --------------------  -------------------
      Gross profit                                 56,082     82,192    224,579   201,044
Operating expenses
  Research and development                         23,392     25,199     83,047    61,696
  Selling, general and administrative              21,478     25,991     74,577    62,117
  In-process research and development                  --         --         --   119,246
  Restructuring and other costs                        --         --         --    14,243
  Litigation settlement and related legal costs        --         --         --    84,021
  Bad debt write-off                                   --         --         --    17,700
                                                 --------------------  -------------------
      Total operating expenses                     44,870     51,190    157,624   359,023
                                                 --------------------  -------------------

Operating income (loss)                            11,212     31,002     66,955  (157,979)
Interest income (expense), net                        342       (580)       759     2,923
                                                 --------------------  -------------------
Income (loss) before income taxes                  11,554     30,422     67,714  (155,056)

Provision (benefit) for income taxes                3,931     10,343     23,025   (37,008)
                                                 --------------------  -------------------
Net income (loss)                                  $7,623    $20,079    $44,689 ($118,048)
                                                 ====================  ===================

Basic earnings (loss) per share (1)                 $0.22      $0.60      $1.32    ($3.57)
                                                 ====================  ===================

Diluted earnings (loss) per share (1)               $0.22      $0.57      $1.28    ($3.57)
                                                 ====================  ===================
Shares used in basic
  per share calculations (1)                       34,095     33,546     33,948    33,108
                                                 ====================  ===================
Shares used in diluted
  per share calculations (1)                       34,659     35,276     34,854    33,108
                                                 ====================  ===================

See accompanying notes.

(1) The earnings (loss) per share amounts reflect the 2 for 1 split effective October 1997. See note 6.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------
(in thousands)                                                              Nine Months Ended
(unaudited)                                                               Sept. 26,     Sept. 27,
                                                                            1998            1997
-------------------------------------------------------------------------------------------------
Cash flows provided by operating activities:
    Net income (loss)                                                     $44,689       ($118,048)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    In-process research and development                                        --         119,246
    Restructuring & other costs                                                --          14,243
    Bad debt write-off                                                         --          17,700
    Deferred income taxes                                                    (398)        (24,674)
    Depreciation and amortization                                          17,166          12,807
Changes in operating assets and liabilities:
    Accounts receivable                                                   (25,038)        (25,878)
    Inventories                                                              (111)         (8,585)
    Prepaid and other current assets                                        6,657          (7,868)
    Accounts payable                                                        4,336          (5,210)
    Accrued payroll and related expenses                                  (11,474)         (2,251)
    Accrued warranty                                                       (7,406)          2,028
    Other accrued liabilities                                              (6,821)         13,856
    Income taxes payable (refundable)                                      19,422          (7,334)
                                                                          -----------------------
       Total adjustments                                                   (3,667)         98,080
                                                                          -----------------------
       Net cash provided by (used in) operating activities                 41,022         (19,968)
                                                                          -----------------------
Cash flows from investing activities:
    Maturities and sales (purchases) of available-for-sale
      debt securities, net                                                 (5,713)         81,930
    Purchase of the net assets of the Thin Film Systems
      business of Varian Associates                                            --        (148,325)
    Capital expenditures                                                  (28,840)        (22,266)
    Decrease (increase) in other assets                                    (8,834)          1,792
                                                                          -----------------------
       Net cash used for investing activities                             (43,387)        (86,869)
                                                                          -----------------------
Cash flows from financing activities:
    Payments on lines of credit, net                                         (334)           (883)
    Borrowings under long-term debt                                            --          65,000
    Repurchase of common stock                                               (161)           (145)
    Proceeds from sale of common stock                                     10,352          15,707
                                                                          -----------------------
       Net cash provided by financing activities                            9,857          79,679
                                                                          -----------------------
Net increase (decrease) in cash and cash equivalents                        7,492         (27,158)
Cash and cash equivalents at the beginning of the period                   59,265          65,762
                                                                          -----------------------
Cash and cash equivalents at the end of the period                        $66,757         $38,604
                                                                          =======================
Supplemental Disclosures Cash paid during the period for:
    Interest                                                               $3,493            $568
    Income taxes                                                             $500             $--
Other noncash charges:
    Income tax benefits from employee stock plans                          $1,087          $4,053

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain amounts in the prior year balance sheet have been reclassified to conform to current year presentation.

2.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

----------------------------------------------------------------
                                Sept. 26, 1998     Dec. 31, 1997
----------------------------------------------------------------
Purchased parts                     $52,113           $45,556
Work-in-process                      21,725            30,326
Finished goods                        7,893             6,251
                                   --------         ---------
                                    $81,731           $82,133
                                   ========         =========

3.   LINES OF CREDIT

The Company has lines of credit with four banks under which the Company can borrow up to $13,318,000 at the banks' prime rate which expire at various dates through June 2002. A portion of this facility ($11,318,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At September 26, 1998 and December 31, 1997, the amounts outstanding were $11.3 million and $11.7 million, respectively. All borrowings outstanding under the line of credit were by Nippon Novellus.

4.   EARNINGS (LOSS) PER SHARE

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

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                                     ------------------------------    ------------------------------
                                                          Three Months Ended                 Nine Months Ended
                                                      Sept. 26,       Sept. 27,          Sept. 26,      Sept. 27,
                                                         1998            1997              1998            1997
                                                     ------------------------------    ------------------------------
                                                     ------------------------------    ------------------------------
Numerator:
     Net Income (loss)                                  $7,623         $20,079            $44,689       $(118,048)

Denominator:
     Denominator for basic earnings (loss) per
         share-weighted-average shares
         outstanding                                    34,095          33,546            33,948          33,108

     Employee stock options                               564           1,730               906             ---
                                                     -------------- ---------------    -------------- ---------------

Denominator for diluted earnings (loss) per
     share-adjusted weighted-average shares
     outstanding
                                                        34,659          35,276            34,854          33,108
                                                     -------------- ---------------    -------------- ---------------

Basic Earnings (loss) per share                          $0.22          $0.60              $1.32          $(3.57)

Diluted Earnings (loss) per share                        $0.22          $0.57              $1.28          $(3.57)
                                                     ============== ===============    ============== ===============

5.   LONG-TERM DEBT

In June 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. Borrowings, at the option of the Company, bear interest at either a base rate plus a margin or the London Interbank Offering Rate ("LIBOR") plus a margin for interest periods of one to six months. As of September 26, 1998, total borrowings under the revolving credit line were $65 million. The weighted average interest rate at September 26, 1998 was approximately 6.7%. The Senior Credit facility requires the Company maintain compliance with certain financial covenants. At September 26, 1998, the Company was in compliance with these financial covenants. The Senior Credit Facility currently prohibits the Company from paying dividends.


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


7.   COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted the Statement on Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


currency translation adjustments to be included in other comprehensive income. Prior to adoption, unrealized gains or losses related to foreign currency translation adjustments were reported as a separate component of shareholders' equity.

The following are the components of comprehensive income (loss):

--------------------------------------------------------------------------------
                                                     Nine Months Ended
                                               Sept. 26, 1998     Sept. 27, 1997
--------------------------------------------------------------------------------
Net income (loss)                                  $44,689          $(118,048)

Foreign currency translation adjustment               (975)              (123)
                                                  --------         -----------
Comprehensive income (loss)                        $43,714          $(118,171)
                                                  ========         ===========

The component of accumulated other comprehensive income, net of related tax is as follows:

--------------------------------------------------------------------------------
                                            Sept. 26, 1998     Dec. 31, 1997
--------------------------------------------------------------------------------
Foreign currency translation adjustment        $(3,202)           $(2,227)
                                               ========           ========

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three and nine months ended September 26, 1998 were $106.7 and $412.8 million respectively, compared with $142.8 million for the immediately preceding quarter. Net sales for the three and nine months ended September 27, 1997 were $155.1 and $371.2 million, respectively. The decrease in net sales from the same quarter in the previous year and immediately preceding quarter reflect the slowdown in capital spending by semiconductor manufacturers, particularly for capacity purchases. The increase in net sales from the same nine month period in the previous year is primarily the result of six months of incremental sales of PVD products from the acquisition of the Thin Films Systems
(TFS) of Varian Associaties, Inc. in June 1997. Bookings for the third quarter of 1998 fell short of achieving a 1:1 book to bill ratio, consistent with the current industry environment. The Company expects net sales for the fourth quarter to be consistent with the third quarter levels.

International net sales (including export sales) for the three and nine months ended September 26, 1998, were 48.5% and 51.8%, respectively, as a percentage of total net sales, which compares to the prior year periods of 40.3% and 41.3%, respectively, and 61.9% for the immediately preceding quarter. The increase from the same periods in the previous year relates to higher net sales in Europe and the Pacific Rim.

Gross profit as a percentage of net sales for the three and nine months ended September 26, 1998 were 52.6% and 54.4%, respectively, compared with the 53.0% and 54.2% for the comparable year-ago periods and 55.0% for the immediately preceding quarter. The decrease in gross profit during the third quarter, as compared to the preceding quarter, was due mainly to lower absorption of fixed overhead costs resulting from decreased shipment volume partially offset by cost reduction efforts. The Company expects gross margin levels in the fourth quarter of 1998 to be consistent with the third quarter of 1998.

Research and development expenses for the three and nine months ended September 26, 1998 were $23.4 million and $83.0 million, respectively, a decrease of $1.8 million when compared with the comparable year ago quarter, an increase of $21.4 million when compared with the comparable year ago nine-month period and a decrease of $5.4 million when compared with the immediately preceding quarter. Research and development expenses as a percentage of net sales for the three and nine months ended September 26, 1998 were 21.9% and 20.1%, respectively, compared with the 16.2% and 16.6%, respectively, for the comparable year-ago periods, and 20.1% for the immediately preceding quarter. The decrease in research and development expenses from both the comparable year ago and immediately preceding quarter are due to the Company's cost-cutting measures. The increases in research and development expenses as a percentage of net sales reflects the Company's continued commitment to the development of new products, including additional Concept Two modules, advanced PVD systems, advanced "gap fill" technology, primary conductor metals, low K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers.

Selling, general, and administrative expenses for the three and nine months ended September 26, 1998 were $21.5 million and $74.6 million, respectively, compared with $26.0 million and $62.1 million, respectively, in the comparable year-ago quarter, and $25.8 million from the immediately preceding quarter. Selling, general, and administrative expenses as a percentage of net sales for the three and nine months ended September 26, 1998 were 20.1% and 18.1%,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED

respectively, compared with 16.8% and 16.7%, respectively, for the comparable year-ago periods, and 18.0% for the immediately preceding quarter. The decrease in selling, general, and administrative expenses from the comparable and immediately preceding quarter are due to the Company's ongoing cost cutting efforts. The increase in absolute dollars from the nine months ended September 27, 1997 as compared to the nine months ended September 26, 1998, is related to incremental expenses associated with selling and supporting the acquired PVD product line. The Company is continuing its efforts to control and minimize selling, general and administrative costs.

Net interest income for the three and nine months ended September 26, 1998 was $342,000 and $759,000, respectively, compared with net interest expense of $580,000 and net interest income of $2.9 million, respectively, for the comparable year-ago periods, and net interest income of $386,000 for the immediately preceding quarter. The increase in net interest income compared with the comparable year ago quarter is primarily due to increased average cash and short term investment balances over the past year. The decrease in net interest income for the nine months ended September 26, 1998 when compared to comparable year ago period is due to lower cash balances as a result of the settlement payment and other costs of $84.0 million for the TEOS patent litigation in May 1997 and the acquisition of TFS, financed through the use of $80.5 million of existing cash, and long-term borrowings of $65.0 million.

The Company's effective tax rate for the three and nine months ended September 26, 1998 was 34% compared with 26% for the comparable year ago periods. The increase is primarily attributable to a valuation reserve established against a portion of the deferred tax asset arising from the write-off of purchased in-process research and development which resulted in a lower tax rate in the prior year. The effective tax rate for the immediately preceding quarter was 34%.

Net deferred tax assets were $52.1 and $51.7 million at September 26, 1998 and December 31, 1997, respectively. Deferred tax assets of $77.8 and $78.9 million were offset by valuation allowances of $18.5 and $20.0 million and deferred tax liabilities of $7.2 million at September 26, 1998 and December 31, 1997. The valuation allowances relate to capitalized in-process research and development which is deductible for tax purposes over a 15 year period, and reduces the deferred tax asset for this item by approximately 50%. While other deferred tax assets are realizable because of offsetting deferred tax liabilities and potential tax carry-back availability, realization of the capitalized in-process research and development is dependent on future taxable income. Because of the inherent risks and uncertainties in the Company's business described under Other Cautionary Statements in the Company's periodic reports filed under the Securities Exchange Act of 1934, as amended, management determined that approximately 50% of this asset is more likely than not realizable.

Net income for the three and nine months ended September 26, 1998 was $7.6 million and $44.7 million or $0.22 and $1.28 per share, respectively, compared with net income of $20.1 million and net loss of $(118.0) million or $0.57 and $(3.57) per share, respectively, for the comparable year-ago periods, and net income of $16.1 million or $0.46 per share for the immediately preceding quarter. The decrease in net income compared with the comparable year ago quarter and immediately preceding quarter is due to the decrease in net sales resulting from the slowdown in capital spending by semiconductor manufacturers. The change from a net loss for the nine months ended June 28, 1997 to net income for the nine months ended September 26, 1998 is attributable to the impact of the charges of $119.2 million related to the write-off of acquired in-process research and development and $14.2 million attributed to restructuring charges, in connection with the acquisition of TFS, and charges of $84.0 million and $17.7 million related to the settlement

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED


of the Applied Materials CVD patent suit and a customer account write-off, recorded in the three months ended June 28, 1997. Without the one time charges, net income for the nine months ended September 26, 1997 would have been $52.9 million or $1.53 per share.

The number of shares used in the per share calculations for the three and nine months ended September 26, 1998 was 34.7 and 34.9 million compared with 35.3 and
33.1 million for the comparable year-ago periods. The decrease in shares used compared to the comparable year-ago quarter is primarily due to a decreased number of common stock equivalents.

YEAR 2000

The Company is aware of the issues associated with the operation of information technology ("IT") and non-information technology ("Non-IT") systems as the millennium (year 2000) approaches. The "Year 2000" problem is pervasive and complex, with the possibility to affect many IT and Non-IT systems, as the result of the rollover of the two digit year value from "99" to "00". The concern is whether such systems will properly recognize data sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. In addition to the Company's own systems, the Company relies, directly and indirectly, on external systems of its customers, suppliers, creditors, financial organizations, utilities providers and governmental entities, both domestic and internationally (collectively, "Third Parties"). Consequently, the Company could be affected through disruptions in the operations of the Third Parties with which the Company interacts. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to make their current systems Year 2000 compliant.

The Company is utilizing both internal and external resources to address (a) the Company's state of readiness (including the readiness of Third Parties, with which the Company interacts) with respect to the Year 2000 problem, (b) the costs to the Company to address Year 2000 issues related to internal IT and Non-IT systems, which, if uncorrected, could have a material adverse effect on the business, financial condition or results of operations of the Company, (c) the known risks related to the consequences of any failure to correct any Year 2000 problems identified by the Company, and (d) what contingency plans, if any, should be adopted by the Company should any identified Year 2000 problems not be corrected.

State of Readiness.

The following discussion broadly addresses the Company's efforts to identify and address its and applicable Third Parties' Year 2000 problems with respect to (a) the Company's products, (b) the Company's information technology systems, including facilities and infrastructure, and (c) the Company's suppliers. However, it would be impracticable for the Company to attempt to address all Year 2000 problems of Third Parties that have been or may in the future be identified. Specifically, Year 2000 problems have been or may in the future be identified with respect to the IT and Non-IT systems of Third Parties having widespread national and international interactions with persons and entities generally (for example, certain IT and Non-IT systems of governmental agencies, utilities and telecommunications, information and financial networks) that, if uncorrected, could have a material adverse impact on the Company's business, financial condition or results of operations. Notwithstanding anything set forth below, the Company is not in a position to address any such Year 2000 problems.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED


(a)  The Company's products.

     The Company has completed a Year 2000 compliance evaluation of all of its products utilizing testing guidelines prepared by Sematech, a consortium of suppliers to the worldwide semiconductor manufacturers that assists its members with strategic marketing opportunities. It is the Company's plan to comply with Sematech's guidelines for Year 2000 compliance. The Company's new products are designed to be Year 2000 compliant. However, some of the Company's older products will require upgrades for Year 2000 compliance. At this time, software upgrades have been or will be provided to all Novellus customers products free of charge. Any hardware needed to achieve Year 2000 compliance on out of warranty systems will need to be purchased from Novellus. However, notwithstanding such efforts, any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, results of operations or financial condition. Moreover, the Company's customers could choose to convert to other Year 2000 compliant products in order to avoid such malfunctions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

     In June of 1997, the Company acquired the Thin Films Systems division of Varian Associates, Inc. (TFS). During the Company's evaluation of Year 2000 readiness for its products, it was determined that some of the TFS products acquired from Varian Associates, Inc. are not, and will not be Year 2000 compliant prior to December 31, 1999. The Company is taking measures to inform its applicable customers of that fact. The Company currently anticipates that the failure of such products to be Year 2000 compliant will not have a material adverse effect on the Company's business, results of operations or financial condition.

(b)  Information technology systems including facilities and infrastructure.

     The Company currently uses standard mass-market vendor supplied software on its desktop systems and laptops. These standard software applications limit the number of information technology vendors that Novellus must work with to ensure Year 2000 readiness. Many of these vendors are still implementing their Year 2000 compliance programs. Novellus maintains maintenance contracts with all information technology vendors and will implement the Year 2000 compliant versions of hardware and/or software as required when those solutions are available. However, no assurance can be provided that all such programs will be timely implemented or that the failure to so implement such programs will not have a material adverse effect on the Company's business, results of operations or financial condition.

     The Company is in the process of assessing its Year 2000 risk with respect to building automation systems, electronic security systems, utility and water systems. Formal queries to landlords, local fire departments, water and utility providers for the Company's domestic and international locations will be sent by March 1999.

(c)  Suppliers.

     Novellus has contacted those suppliers that could have a material adverse impact on Novellus' ability to provide uninterrupted service to its customers should the IT or Non-IT systems of such suppliers have uncorrected Year 2000 problems.

     By the end of September 1998, 90% of these suppliers had documentation with respect to their Year 2000 readiness on file with Novellus. The

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED


     rest are being contacted to complete the Sematech Year 2000 Readiness Supplier Questionnaire or to document their Year 2000 compliance status as is appropriate for their business. However, such documentation does not assure Year 2000 compliance of the IT and Non-IT systems used by such suppliers, but instead provides only a description of their relevant systems and the status of efforts, if any, by such suppliers to make such systems Year 2000 compliant. Accordingly, no assurance can be provided that
     (a) the IT and Non-IT systems of Company suppliers (including those suppliers who have provided documentation to the Company regarding their Year 2000 compliance) will be Year 2000 compliant, (b) that such documentation accurately and fully reflects the Year 2000 compliance status of such suppliers' systems, or (c) that the failure by any such suppliers' systems to be Year 2000 compliant will not have a material adverse effect on the Company's business, results of operations or financial condition.

Costs to Address Year 2000 Issues.

The Company currently expects to incur total software, hardware and systems-related costs of approximately $3.0 million in connection with remediations of Year 2000 compliance issues. There can be no assurance that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's business, results of operations or financial condition.

Known Risks.

The Company currently anticipates that any identified Year 2000 problem affecting its own systems or that of its significant customers, suppliers, creditors, financial organizations and utilities providers will be either corrected by December 31, 1999 or will not have a material adverse affect on the Company's business, financial condition or results of operations. Moreover, the Company is working to minimize any disruption to the business of its vendors and suppliers due to Year 2000 problems that may have a material adverse affect on the Company's business, financial condition or results of its operations. However, notwithstanding the Company's efforts to identify and correct such Year 2000 problems, there can be no assurance that the Company will be successful in addressing the year 2000 problems as they pertain to its products and its internal systems, and that the failure to do so would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, notwithstanding such efforts, there can be no assurance that the systems of Third Parties with which the Company interacts will not suffer from Year 2000 problems, or that such problems would not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, Year 2000 problems that have been or may in the future be identified with respect to the IT and Non-IT systems of Third Parties having widespread national and international interactions with persons and entities generally (for example, certain IT and Non-IT Systems of governmental agencies, utilities and information and financial networks) could have a material adverse impact on the Company's business, financial condition or results of operations.

Contingency Plans.

The Company currently is in the process of reviewing its Year 2000 compliance plans to determine what contingency plans, if any, are appropriate. The Company does not currently have any contingency plans. The Company anticipates completing such review and preparing contingency plans, if appropriate, by September 1999. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, results of operations or financial condition.

EURO CONVERSION

On January 1, 1999, several member countries of the European Union will establish fixed conversion rates between their existing sovereign currencies and adopt the Euro as their new common legal currency. As of that date, the Euro will trade on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, noncash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or legacy currency. Between January 1, 1999 and January 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border transparency. The Company is assessing its pricing/marketing strategy in order to insure that it remains competitive in a broader European market. The Company is also assessing its information technology systems to allow for transactions to take place in both legacy currencies and the Euro and the eventual elimination of the legacy currencies, and reviewing whether certain existing contracts will be need to be modified. The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax and governmental legal and regulatory guidance is not available. The Company will continue to evaluate issues involving introduction of the Euro. Based on current information and the Company's current assessment, it does not expect that the Euro conversion will have a material adverse effect on its business, results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital resources through cash flow from operations, sales of equity securities and borrowings. The Company's primary sources of funds at September 26, 1998 consisted of $111.3 million of cash, cash equivalents and short-term investments. This amount represents an increase of $13.2 million from the December 31, 1997 balance of $98.1 million. During the second quarter of 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company, bear interest at either a base rate plus a margin or LIBOR plus a margin for interest periods of one to six months. As of September 26, 1998, total borrowings under the Senior Credit Facility were $65 million with a weighted average interest rate of approximately 6.7%. The Senior Credit facility requires the Company to be in compliance with certain financial covenants. At September 26, 1998, the Company was in compliance with these financial covenants. The Senior Credit Facility currently prohibits the Company from paying dividends. In addition, at September 26, 1998, there was $13.3 million available under bank lines of credit that expire at various dates through June 2002. At September 26, 1998 approximately $11.3 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates or offshore reference rates.

During the nine months ended September 26, 1998, the Company's cash and cash equivalents increased $7.5 million to $66.8 million from $59.3 million at December 31, 1997. Net cash provided by operating activities during the first nine months of 1998 was $41.0 million due primarily to net income of $44.7 million, non-cash depreciation and amortization charges of $17.2 million, and increases in prepaids and other assets and income tax payable of $6.7 million and $19.4 million, respectively. These amounts were partially offset by increases in accounts receivable of $25.0 million, decreases in accrued payroll and related expenses of $11.5 million, and a decrease in accrued warranty of $7.4 million. The increase in accounts receivable was due to longer collection cycles on certain Asian accounts and the timing of shipments during the quarter.

Net cash flows used for investing activities was $43.4 million during the first nine months of 1998. During this period, the Company had capital expenditures of $28.8 million and purchases of available-for-sale debt securities of $5.7 million.

The Company expects investments in property and equipment in the current fiscal year to approximate $37.7 million of which $28.8 million has been incurred as of September 26, 1998. The Company intends to finance these investments from existing cash balances and cash flows from operations.

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



PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Semitool, Inc. v. Novellus Systems, Inc.

On August 10, 1998, Semitool sued the Company for patent infringement in the United States District Court for the Northern District of California. Semitool alleges that the Company's SABRE(TM) copper deposition system infringes two Semitool patents, U.S. Patent No. 5,222,310, issued June 29, 1993, entitled "Single Wafer Processor with a Frame," and U.S. Patent No. 5,377,708, issued January 3, 1995, entitled "Multi-Station Semiconductor Processor with Volatilization." Semitool seeks an injunction against the Company's manufacture and sale of SABRE(TM) systems, and seeks damages for past infringement. Semitool also seeks enhanced damages for alleged willful infringement. Semitool also seeks its attorneys' fees and costs, and interest on any judgement.

The Company believes that there are meritorious defenses to Semitool's allegations, including among other things, that the Company's operations (including SABRE(TM) products and systems) do not infringe the Semitool Patents and/or that the Semitool Patents are invalid and/or unenforceable. But the resolution of intellectual property disputes is often fact intensive and, like most other litigation matters, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with Semitool will not have a material adverse effect on the Company's business or results of operations (taking into account the defenses available to the Company), there can be no assurances that Semitool will not ultimately prevail in this dispute.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Not Applicable
         (b) No reports on Form 8-K have been filed by the Company during the quarter for which this report was filed.
         (c)  Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NOVELLUS SYSTEMS, INC.
                                       REGISTRANT


                                        /s/ Robert H. Smith
                                        ----------------------------------------
                                        Robert H. Smith
                                        Executive Vice President
                                        Finance and Administration


                                        /s/ J. Michael Dodson
                                        ----------------------------------------
                                        J. Michael Dodson
                                        Vice President and Corporate
                                        Controller (Chief Accounting
                                        Officer)


                                        November 10, 1998
                                        ----------------------------------------
                                        Date

                               INDEX TO EXHIBITS


Exhibit
Number                        Description
------                        -----------
  27                    Financial Data Schedule