Form 10-K405
period 1998-12-31
NOVELLUS SYSTEMS INC
filed 1999-03-10
CIK 836106

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _________

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


               4000 NORTH FIRST STREET SAN JOSE, CALIFORNIA 95134
               (Address of principal executive offices) (Zip Code)

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

YES      X      NO
    ----------     ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 26, 1999 the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,944,000,000 based on the average of the high and low prices of the Common Stock as reported on the NASDAQ National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding on February 26, 1999 was 34,884,617.

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  BUSINESS

Novellus Systems, Inc. ("Novellus" or "the Company") was incorporated in April 1984 as a California Corporation. The Company manufactures, markets and services advanced automated wafer fabrication systems for the deposition of thin films within the semiconductor equipment market. The Company is a leading supplier of high productivity deposition systems used in the fabrication of integrated circuits. Chemical Vapor Deposition (CVD) systems employ a chemical plasma to deposit all of the dielectric (insulating) layers and certain of the conductive metal layers on the surface of a semiconductor wafer. Physical Vapor Deposition
(PVD) systems are used to deposit conductive metal layers by sputtering metallic atoms from the surface of a target source via high DC power. Electrofill systems are used for depositing copper conductive layers in a dual damascene design architecture using an Aqueous solution. The Company's strategy is to focus on major semiconductor manufacturers, and has sold one or more of its systems to each of the 20 largest semiconductor manufacturers in the world.

INDUSTRY BACKGROUND

The semiconductor industry has experienced significant growth over the past decade due to increased demand for personal computers and the internet; the expansion of the telecommunications industry (and especially wireless communications); the emergence of new applications such as consumer electronics products; and the increased semiconductor content in these electronics systems. Significant performance advantages and lower prices for integrated circuits have contributed to the growth and expansion of the semiconductor industry over time.

The semiconductor market is cyclical by nature, however, characterized by short term periods of either under or oversupply for both memory and logic devices. When demand decreases, semiconductor manufacturers typically slow their purchasing of capital equipment; conversely, when demand increases, so does capital purchasing. The market downturn that started in late 1997 also saw the emergence of a new trend, driven by the increasingly rapid pace in which the size of the circuitry on the chip is decreasing. When chips decrease in size, circuits can operate more quickly. With size reduction, too, more chips can be produced on a given wafer size, and the yield per manufacturing machine goes up. So, with decreasing chip size more chips can be produced per machine, and there's a decreased need to build new manufacturing plants, in particular, for pure capacity expansion. New equipment featuring the latest technological advances, however, must often be purchased to manufacture the smaller-sized chips, and in many cases is retrofit into existing manufacturing facilities.

The fabrication of integrated circuits requires a number of complex and repetitive processing steps, including deposition, photolithography and etch. Deposition is a process in which a film of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. The three principal methods of this film deposition are CVD, which can be used to deposit both insulating and conductive films; PVD, which is used primarily for sputtering conductive metals onto the wafer surface; and electrofill, a process for depositing metal films via an electrically charged aqueous solution.

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

PVD, also known as "sputtering," is a process whereby ions of an inert gas, typically argon, are electrically accelerated in a high vacuum toward a target of pure metal, such as aluminum, tantalum, or copper. Upon impact, the argon ions "sputter" off bits of the target material, which then deposits on the silicon wafer to form thin conductive films which "wire" the thousands of transistors in the computer chip together.

PVD processes are used to provide conducting liner and barrier metal layers to prevent diffusion or reactions between metals such as tungsten and silicon regions, and to provide underlying foundations for the nucleation of other metal deposition layers. Aluminum PVD is also widely used at the present time as the primary wiring material in up to six or more layers of device interconnect. The Company believes, however, that PVD tantalum barrier and copper seed layers will play an important role in enabling the transition from aluminum to copper as the primary wiring material.

Electrofilling is the process used to deposit copper wiring. Copper has lower resistance and capacitance values than aluminum, the present conductive metal used in integrated circuits. Because of this fact, copper has the potential to double the speed of an advanced microprocessor while reducing the number of metal layers required by as much as 50%.

The electrofilling process, developed to deposit copper conductive lines, poses unique processing challenges. Due to the difficulties in etching copper, the metal is filled in a structure created within the circuit's insulating layers in a process called dual damascene: this is the reverse of the process used with aluminum, where the metal is deposited, etched to create lines and vias, and then filled with insulating layers between the metal lines. The most difficult task is filling copper into interconnect structures which can be less than 0.25 micron in width, with aspect ratios of up to 5:1. Electrofilling employs a liquid chemistry and electrolytic principles to deposit the copper wiring into the dielectric structure, a simple and cost-effective process that is also highly reliable.

Electrofill processes are used to produce the primary copper conductive layers in advanced integrated circuits (typically circuits smaller than 0.25 micron). The technology is believed by the Company to be extendible until at least the
0.13 micron design rule, and possibly down to 0.10 design rules; or in other words, approximately another 5 or 6 years given the current industry evolution.

Advanced integrated circuit technology has created increased demand for more sophisticated semiconductor processing equipment. Today's complex semiconductor devices, such as 64 megabit DRAMs and 64-bit microprocessors, are being designed with line width geometries as small as 0.25 microns, with up to six layers of interconnect circuitry. The next generation of semiconductor devices, including 256 megabit DRAMs, will see line widths as small as 0.18 micron, and Novellus believes there will be widespread transition from aluminum to copper conductive lines for faster processing speeds. Each additional interconnect layer requires three separate layers of deposition, which include the initial metal layer, a non-conductive dielectric layer and then a "plug" metal film to fill patterned holes in the dielectric layer that connects the metal layers on either side of the dielectric. The Company believes that the greater complexity and number of interconnect layers in advanced integrated circuits will enable the markets for CVD aluminum and PVD aluminum to grow over the short term.

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

The continuing evolution of semiconductor devices to smaller line width geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. An advanced 200 mm wafer fabrication line can cost over $1 billion, representing a substantial increase over the costs of prior generation facilities. Increased capital depreciation costs will continue to become a much larger percentage of the aggregate production costs for semiconductor manufacturers relative to labor, materials and other variable manufacturing costs. As a result, there has been an increasing focus by the semiconductor industry on obtaining increased productivity and higher returns from its semiconductor manufacturing equipment, thereby reducing the effective cost of ownership of such systems.

THE NOVELLUS SOLUTION

Novellus focuses on advanced thin film deposition systems (CVD, PVD, and electrofill) that provide high film quality while attaining the high levels of productivity required to meet the semiconductor industry's need for high volume, low cost wafer production. The Company's multi-station continuous processing architecture enables its systems to address each of the following critical parameters of system performance:

CVD Solutions

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

    Film Quality. With Novellus' unique sequential multi-station chamber design, each wafer receives a fraction of the desired film thickness at each of the five, six, or seven deposition stations in the process chamber. The "averaging" effect created by this design tends to reduce anomalies in film thickness and thereby improves film uniformity and quality. The Company's systems, for most films, can obtain within-wafer and wafer-to-wafer uniformity levels of +/- 1% of film thickness as measured at one standard deviation, which the Company believes is state-of-the-art for the industry.

    Process Repeatability. Because of the inherently higher throughput potential of continuous processing, the Company's systems are able to deposit materials at lower, more controlled rates than single wafer processing systems, which generally deposit at faster rates closer to the process performance limits to achieve production-level throughputs. Lower deposition rates avoid straining the system's process tolerance limits and thereby permit increased process control and repeatability.

Metal PVD Solutions. Through the acquisition of Varian's Thin Film Systems division in 1997, Novellus has extended its capabilities in PVD, introducing the INOVA(TM) system in April of 1998. PVD, a critical technology in the production of advanced semiconductor logic and memory devices, enables Novellus to provide metal deposition solutions for both aluminum primary conductor as well as copper barrier/seed layers.

Copper Electrofilling Solutions. Introduced in June 1998 after an extensive joint development program with IBM's Microelectronics Division, the SABRE(TM) copper electrofill tool is the industry's only production-proven machine for depositing copper conductive layers on sub-0.25 micron circuits. SABRE employs a patented wafer fixture to avoid backside contamination of the wafer from the plating bath; a unique bath cell design that ensures reproducibility of the copper fill; and a simple system architecture that ensures both high wafer throughput and system availability. Coupled with the INOVA PVD system, Novellus is able to offer a complete copper solution for the deposition of advanced circuits.

STRATEGY

The Company's objective is to increase its market share in the worldwide Thin Film Deposition market and strengthen its position as a leading supplier of semiconductor processing equipment. The key elements of the Company's strategy are as follows:

Emphasis on High Productivity Systems. Novellus focuses on providing high productivity thin film deposition systems to leading semiconductor companies. The Company addresses the needs of semiconductor manufacturers through either its multi-chamber or unique continuous processing architecture, which enables its systems to attain high levels of wafer throughput, yield and film quality. The architecture's simple design also provides the Company's systems with long up-time and smaller footprints. The Company intends to retain its focus on productivity by leveraging its multi-chamber and continuous processing architecture in product enhancements and new product offerings.

Leadership in dielectric and metallization technologies. The Company's strategy is to provide a family of deposition systems which utilize advanced CVD, PVD, and electrofilling technologies to address leading-edge wafer processing needs. The Company's Concept One(TM) Dielectric offers dual frequency deposition technology to achieve results for a wide variety of films on wafers as large as eight inches and geometries as small as 0.35 micron. The Company's Concept One-W is used by manufacturers to connect multiple metal layers in advanced devices; the Company believes that it is currently the only system that provides full coverage tungsten deposition. The Company's Concept Two(TM) system is a modular CVD system designed to address the needs of wafer fabs that demand greater levels of wafer processing integration, higher volume production and increased factory automation. The Company is focusing its research and development efforts on additional Concept Two modules; advanced PVD and electrofilling technology; "gap fill" technology; low-k dielectric materials; and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers. The Company's first offering in the advanced "gap fill" technology market, SPEED(TM), was introduced in February 1996. Novellus further believes that the INOVA(TM) system will provide an advanced PVD system that can deliver tantalum barriers and copper seed layers for copper metallization, as well as Maxfill(TM) aluminum and Ti/Ti-nitride film quality with excellent particle performance. And finally, we believe the SABRE electrofill tool is emerging as the industry choice for the fill of copper vias and trenches using a dual damascene process.

Focus On Major Semiconductor Manufacturers. The Company has sold one or more deposition systems to each of the 20 largest semiconductor manufacturers in the world. The Company's sales objective is to work closely with customers to secure purchase orders for multiple systems as these customers expand existing facilities; retrofit old facilities with new equipment; or build new fabs. The Company seeks to build customer loyalty and achieve a high level of repeat business by offering high reliability products, comprehensive field support and a responsive parts replacement and service program.

Expansion Of Asian Market Presence. While Novellus derives a significant percentage of its net sales from the Asian marketplace, the Company believes that substantial additional growth potential exists in the region over the long term. While the present industry slowdown was exacerbated in large part by the Asian financial crisis, countries such as Japan, Taiwan, and Korea continue to represent a disproportionate share of the world's capacity for semiconductor manufacturing. The Asian countries are particularly dominant in the manufacturing of memory products, which at the end of 1998 appeared to be moving from an oversupply to an undersupply market situation, and which are enabling technologies for end use consumer applications such as the Internet. Currently, the Company's local presence in Asia includes sales and support offices throughout Japan (via the Company's wholly-owned subsidiary, Nippon Novellus), and one each in Korea, Taiwan, China and Singapore. Novellus believes it is an important part of its current business strategy to aggressively build its presence in Asia to serve this strategically significant region. However, Asian countries, particularly Japan and Korea, continue to experience banking, currency and other difficulties that are contributing to economic slowdowns or recessions in those countries. The region does not appear to be responding quickly to significant efforts to stimulate its economies. As a result of the economic difficulties within certain Asian countries, the Company has increased sales subject to extended payment terms within this region. If Asian economies remain stagnant or continue to deteriorate, capital investment by Asian customers could decrease from current levels. Among other things, the decline in value of the Korean currency, together with difficulties obtaining credit, could result in a decline in the purchasing power of the Company's Korean customers. This in turn could result in cancellation or delay of orders for the Company's products from Korean customers, thus materially adversely affecting the Company's business, financial condition or results of operations. In addition, if Japan's economy weakens further, investments by Japanese customers may be adversely affected and it is possible that economic recovery in other Pacific Rim countries could be delayed.

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

PRODUCTS

Since the introduction of its original Concept One Dielectric system in 1987, the Company has developed and now offers a family of processing systems for the dielectric and metal deposition markets. The Concept One Dielectric deposits a variety of insulating or "dielectric" films on wafers including Oxide, Nitride and TEOS. In 1990, the Company introduced a modified version of the Concept One-Dielectric, the Concept One-W, which also uses a CVD process to deposit blanket tungsten metal films on wafers primarily as the metal interconnect between conductor layers in the integrated circuit layers. In November 1991, the Company introduced the Concept Two, which is a modular, integrated production system capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers around a common, automated robotic wafer handler. In February 1996, the Company introduced SPEED on the Concept Two platform, targeted at advanced inter-metal dielectric ("IMD") deposition. Following the acquisition of Varian's Thin Film Systems Division, the Company announced the introduction of its INOVA system, an advanced PVD system that delivers Maxfill aluminum and Ti/Ti-nitride film quality for aluminum barrier layer applications, as well as highly conformal tantalum barrier copper seed layers (barrier/seed) for copper conductive layers. Most recently, in June 1998 Novellus announced the SABRE copper Electrofill(TM) system for producing copper conductive layers. With the SABRE product announcement, Novellus can now provide its customers with the entire set of metals and dielectrics deposition processes required for 0.25 micron devices and below.

CONCEPT ONE-DIELECTRIC

The Concept One-Dielectric is shipped in two versions: the Concept One-150, which processes 100, 125, and 150 mm wafers (approximately 4, 5, and 6 inches in diameter), and the Concept One-200, which processes 125, 150 and 200 mm wafers (approximately 5, 6 and 8 inches in diameter, designed for advanced eight inch fabrication lines).

The Concept One consists principally of two attached chambers and associated hardware and electronics. The first chamber of the system, called the "loadlock," isolates the process chamber from the outside environment. Depending on the model of the Concept One-Dielectric, the loadlock accepts up to 75 wafers sized from 100 to 200 mm, stored in cassette carriers. The operator inserts the cassettes of wafers in batches into the loadlock, and the pressure inside the loadlock is decreased to create a vacuum, which matches the constant pressure level of the process chamber. A robotic arm in the center of the loadlock, the wafer transport mechanism, transfers wafers one at a time from the cassettes to the process chamber and, upon completion of the deposition process, returns the finished wafers to the cassettes. The loadlock isolates the process chamber from the fabrication environment, permitting the process chamber to remain at constant temperature and pressure while wafers are transferred from the clean-room to the loadlock and from the loadlock to the process chamber. These stable process chamber conditions enhance film quality, process repeatability, and throughput. The loadlock design also reduces particulate contamination because the robotic arm is the only moving mechanism in the loadlock and because the wafer cassettes are isolated from the clean-room.

The process chamber for the Concept One-Dielectric has six or eight stations, depending on the model. One station is used as a load/unload site and the remaining five, six, or seven stations are used for wafer deposition. Each deposition station employs a dedicated shower head which delivers gases and plasma energy to the wafer surface. In a six station process chamber, for example, each wafer moves through the system and stops at each of the five deposition stations to receive one-fifth of its preprogrammed film thickness. Some CVD products, called "single wafer" systems, process only one wafer at a time in a process chamber, while multistation continuous process systems, like the Concept One, can process numerous wafers at the same time. The continuous processing capabilities of a multistation system generally enable such systems to attain higher throughput while using a less critical, more repeatable process than would be required for a single wafer system at equivalent throughput levels. This multiple deposition design also results in greater film uniformity and improved film quality because small variations in deposition at any single station tend to be offset by deposition of the same film at other stations.

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

The Concept One-Dielectric uses electrical radio frequency (RF) plasma energy to enhance thermal energy, enabling the system to process wafers at a relatively low temperature, and thus reducing the risk of heat damage to existing metal layers during processing. The system also suppresses hillock formation by limiting the time that the wafer is exposed to elevated temperatures prior to deposition. The wafer is heated for 10 seconds or less in advance of deposition in the Concept One-Dielectric, which the Company believes is one of the shortest preheat times of any CVD system. Stress related defects are addressed through the system by addition of a proprietary dual frequency, "stress control" option which the Company offers. The system's vacuum loadlock reduces the level of particles, thereby improving film quality by isolating the process chamber of the Concept One-Dielectric from temperature and pressure fluctuations. In addition, the automatic cleaning capability and relatively simple mechanical design of the system reduce particulate contaminants and thereby increase yields and film quality.

In 1995, the Company introduced an extension to its Concept One-Dielectric system, the Concept One Maxus(TM). The Maxus extends the Company's performance in nitride passivation by enhancing the nitride deposition rate while retaining nitride film performance. It also enhances the gap fill capability of TEOS films by enabling fluorinated-TEOS (F-TEOS) processing for .35 micron gap fill. F-TEOS enables the customer to lower the dielectric constant to 3.7, an important capability in enhancing device performance. The Maxus is also available on the Concept Two platform.

CONCEPT ONE-W

The Concept One-W was introduced in 1990 to address the tungsten CVD market. The Concept One-W deposits blanket tungsten metal films, which are increasingly used in advanced semiconductor devices to connect multiple metal layers in the integrated circuit. Like the Concept One-Dielectric, the Concept One-W uses a multistation sequential deposition design that achieves high throughput with desirable film properties for the entire range of film thickness. The Concept One-W also uses an approach patented by the Company to provide full-coverage front-side tungsten deposition while preventing deposition of tungsten on the backside of the wafer. This capability helps prevent the generation of damaging particles on the wafer and eliminates the need for time-consuming etching on the backside of the wafer to remove the film.

During 1993, the Concept One-W successfully completed a 21 day, 24 hour-per-day wafer manufacturing trial at SEMATECH, a U.S. semiconductor industry consortium. The results of this extended manufacturing trial demonstrated that the Concept One-W achieved or surpassed all program goals, which included system availability, film uniformity, particulates and other film properties. In 1993, SEMATECH also announced that the Concept One-W was one group of U.S. manufactured semiconductor production tools capable of producing devices with
0.35 micron geometries. The success of the Concept One-W in these SEMATECH trials was a major milestone for the Company in attaining market acceptance for the Concept One-W with major U.S. semiconductor manufacturers and in enabling the Company to penetrate certain of these important accounts.

CONCEPT TWO

The Concept Two, introduced in November 1991, is a modular, integrated production system capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers around a common, robotic wafer handler. The Concept Two enables the semiconductor manufacturer to increase production throughput and system capability as needed without equipment replacement by adding additional process modules through the Concept Two's modular configuration. The Concept Two was initially available with a tungsten process chamber and a PVD process module for deposition of certain metal layers. In late 1994, a dielectric process module became available for Concept Two systems. The Concept Two has been designed to be compatible with the modular equipment interface standard established by the Modular Equipment Standards Committee ("MESC"), sponsored by SEMATECH.

The Concept Two in a typical configuration incorporates a central cassette module and wafer handler that interfaces with the clean-room, and includes multiple interfaces for process or transport modules. The cassette module, through its robotics, manages wafer movement between the various processing stations that can be included in a particular Concept Two configuration. Different cassette modules are available, depending on customer requirements. An optional isolation chamber is also available that is connected to the cassette module to connect high vacuum process chambers and other portions of the system.

In 1993, the Company introduced the Concept Two-ALTUS(TM), which combines the modular architecture of the Concept Two system with an advanced tungsten CVD process chamber. The system features a dual loadlock cassette module with full factory automation capability to meet the high throughput requirements of high volume, automated eight inch wafer fabs. This dual loadlock cassette handler permits continuous operation of the process chamber with one loadlock, while a second loadlock is simultaneously being loaded or unloaded by the operator in the clean-room. Through its modular configuration, the Concept Two enables the semiconductor manufacturer to combine multistation modules for slower processes with single wafer modules for faster processes to balance the throughput of the overall system. A dielectric version of the Concept Two ALTUS(TM), the Concept Two SEQUEL(TM), was shipped in late 1994. This system brought the same level of factory automation and throughput to the dielectric market as the ALTUS did to the metals market. The Concept Two SEQUEL(TM) was initially shipped in a single chamber version targeted at thin dielectric films used in volume 200mm inter-metal dielectric production applications.

In 1994, the Company introduced the Concept Two-Dual ALTUS tungsten deposition system. The Dual ALTUS features the production proven performance of Novellus' tungsten CVD chamber in a dual chamber configuration that delivers the throughput power to dramatically lower the cost of tungsten deposition. The Company believes that the Dual ALTUS is a solution in the industry for very high volume 200mm wafer fabs producing 0.35 micron semiconductor devices.

Subsequent to 1994, the Company has continued to expand its Concept Two product offerings as follows:

CONCEPT TWO DUAL SEQUEL

This dual chamber version of the SEQUEL dielectric family is designed for high throughput deposition of thick films, such as layers before CMP (chemical mechanical polishing), and dual layer passivation films. The Dual SEQUEL employs two process chambers to provide the throughput power of twelve stations, resulting in dramatic improvements in productivity for these types of films.

CONCEPT TWO SEQUEL-S AND ALTUS-S

These enhanced versions of the SEQUEL and ALTUS systems offer improved throughput performance for both thick and thin dielectric films, while occupying 45% less space than previous versions. They also provide a range of improved maintainability features and design enhancements that reduce customer facilities costs. The two products are available in both single and dual chamber versions.

CONCEPT TWO PRISM(TM)

The Prism(TM) MOCVD Ti-nitride system offers thin barrier solutions for high aspect ratio structures with barrier properties, conformality and film stability. This system is used to form a high quality, low cost barrier/adhesion layer prior to depositing tungsten. The Company began shipments of this system in 1996.

CONCEPT TWO SPEED

Introduced in February 1996, SPEED is the Company's advanced dielectric gap fill system, the semiconductor capital equipment industry's first high density plasma deposition solution capable of high-volume manufacturing. SPEED is targeted for advanced IMD deposition for 0.35 micron devices and below. The IMD market is currently the largest segment in dielectric CVD and is also currently the fastest growing. SPEED is offered either as a stand alone gap fill system or integrated with the Concept Two SEQUEL to provide a complete high-throughput, low-cost gap fill and chemical mechanical polishing gap layer solution for logic manufacturing. SPEED is a single wafer processing system, and uses a patented hemispherical source design and a proprietary electrostatic chuck to provide excellent fill, reproducibility, low damage and high throughput. In 1996 the Company received and shipped orders for multiple production SPEED systems and announced an enhanced version (SPEED-S) that occupies 40% less space, thus improving throughput densities for customers.

ANTI REFLECTION LAYER

In December 1996, the Company announced a new plasma enhanced anti-reflection layer ("ARL"). The ARL product achieves tighter levels of critical dimension control with in-line and Deep UV lithography in advanced semiconductor devices while reducing cost per wafer. Running on a Concept Two SEQUEL, the Company believes that the ARL offers competitive throughput and low cost of ownership for the industry. The Novellus ARL product is currently being used in production in customer manufacturing facilities.

CONCEPT THREE (TM)

In December 1997, the Company introduced its Concept Three family of chemical vapor deposition systems for dielectric and tungsten applications on 300mm wafers. The new Concept Three(TM) products are the C3-SPEED(TM), the C3-SEQUEL(TM), and the C-3 ALTUS(TM). Because the Concept Three systems are based on the production proven Novellus Concept Two products, the Company believes that they should offer minimal risk to its customers in making the transition from 200mm to 300mm volume chipmaking.

INOVA (TM) SYSTEM

Introduced in April 1998, the INOVA system is an advanced PVD system that delivers tantalum barrier and copper seed layers required prior to copper electrofilling, as well as Maxfill aluminum and Ti/Ti-nitride films for aluminum liner/barrier applications. The INOVA incorporates Novellus' uniquely-designed Hollow Cathode Magnetron ("HCM") technology, which the Company believes offers better target utilization, extended maintenance intervals, and lower cost of ownership in comparison with collimated and other ionized sputtering techniques. The INOVA is a multi-chamber single wafer processing system.

SABRE

The SABRE system, introduced in July 1998 after an extensive development program with IBM, is believed by the Company to be the most reliable and technologically advanced copper electrofilling system available on the market. SABRE has been proven to provide void-free copper fill of sub-0.15 micron trench features (at 9 or 10:1 aspect ratios) and 0.25 micron vias (at 5:1 aspect ratios). SABRE employs a proprietary electrofilling cell that eliminates the backside wafer contamination of copper, and features a unique plating cell design that ensures reproducibility of the copper fill, with a film uniformity of 3 sigma, [5% with a wafer. SABRE requires only two types of process modules to complete the electrofill process, for electrofilling (3 stations total) and the other for spin/rinse/dry (another 3 stations). The resulting simplicity of this design is key to the system's high reliability and manufacturing availability.

MARKETING, SALES AND SERVICE

Novellus markets its products worldwide to manufacturers of semiconductors, including both captive fabrication lines (which produce semiconductors primarily for internal consumption) and merchant semiconductor manufacturers (which produce semiconductors primarily for sales to third party customers). In North America, the Company sells products primarily through a direct sales force. The Company's U.S. sales and support offices are located in Boston; Orlando; Austin; Dallas; Phoenix; Hopewell Junction, New York; Williston, Vermont; Bethlehem, Pennsylvania; Manassas, Virginia; and Beaverton, Oregon. In Europe, the Company's products are predominantly sold through a wholly owned subsidiary, Novellus Systems, Ltd., which has sales and support facilities outside London, England, and in Scotland. The Company also has sales and services support offices in The Netherlands, France, Germany, Spain, Ireland and Israel. In Asia, the Company sells its products through wholly owned subsidiaries in Japan, Korea, Taiwan, Singapore and China. The Company's Japanese subsidiary maintains its headquarters near Tokyo and six sales offices throughout Japan.

The ability to provide prompt and effective field support is critical to the Company's sales efforts, due to the substantial operational and financial commitments made by customers that purchase a deposition system. The Company's strategy of supporting its installed base through both its customer support and research and development groups has served to encourage use of the Company's systems in production applications and has accelerated penetration of certain key accounts. The Company believes that its marketing efforts are enhanced by the technical expertise of its research and development personnel who provide customer process support and participate in a number of industry forums, such as conferences and publications.

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

For the years ended December 31, 1997 and 1998, there were no customers who accounted for more than 10% of the Company's net sales. The Company terminated its contract with Seki Technotron in June 1998. For the year ended December 31, 1996, one customer, Seki Technotron (a distributor in Japan), accounted for 12% of the Company's net sales.

Export sales for the year ended December 31, 1998 were approximately $262.3 million, or 51% of net sales. Export sales for the year ended December 31, 1997 were approximately $250.1 million, or 47% of net sales. For the year ended December 31, 1996, export sales (including sales made by the Company's Japanese subsidiary) were approximately $295.2 million or 64% of net sales.

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in 1998, 1997 and 1996 accounted for 57%, 48%, and 59% of net sales, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The Company believes that sales to certain of its customers will decrease in the near future as those customers complete current purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect the Company's business, financial condition and results of operations. In addition, sales of the Company's systems depend in significant part upon the decision of a prospective customer to increase manufacturing capacity or to expand current manufacturing capacity, both of which typically involve a significant capital commitment. The Company has from time to time experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort.

BACKLOG

As of December 31, 1998, the Company's backlog was $108.4 million, as compared to a backlog of $223.9 million at December 31, 1997. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers with limited or no penalties. Because of orders received in the same quarter in which a system is shipped, possible changes in system delivery schedules, cancellations of orders and delays in systems shipments, the Company's backlog at any particular date is not necessarily a reliable indicator of actual sales for any succeeding period.

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

Expenditures for research and development during 1998, 1997 and 1996 were $106.5 million, $89.8 million, and $53.9 million, respectively, or approximately 21%, 17%, and 12% of net sales, respectively. The amount and percentage of sales in 1997 for research and development exclude the in-process research and development charge related to the acquisition of Varian's Thin Film Systems business (TFS). The Company expects in future years that research and development expenditures will continue to represent a substantial percentage of net sales.

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

The Company manufactures its system units in clean-room environments which are similar to the clean rooms used by semiconductor manufacturers for wafer fabrication. This procedure is intended to reduce the amount of particulates and other contaminants in the final assembled system, which in turn improves yield and reduces the level of contaminants at the customer level. Following assembly, the completed system is packaged in a plastic shrink wrap to maintain clean-room standards during shipment.

The Company uses numerous suppliers to supply parts, components and subassemblies (collectively, "parts") for the manufacture and support of its products. Although the Company makes reasonable efforts to ensure that parts are available from multiple suppliers, this is not always possible; accordingly, certain key parts are obtained from a single supplier or a limited group of suppliers. These suppliers are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from the Company and/or a small group of other companies in the semiconductor industry. Although the Company seeks to reduce its dependence on these limited source suppliers, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's operations. Moreover, a prolonged inability to obtain certain components could have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships.

COMPETITION

Significant competitive factors in the semiconductor equipment market include system performance and flexibility, cost, the size of each manufacturer's installed customer base, capability for customer support and breadth of product line. The Company believes that it competes favorably in the deposition equipment marketplace primarily on the basis of system performance and flexibility, cost and customer support capability. In addition, the Company believes that the acquisition of TFS and its 1998 announcements of a copper primary conductor product will allow the Company to develop and compete successfully in the PVD and copper electrofill areas of the market, respectively.

However, the semiconductor equipment industry is highly competitive and characterized by increasingly rapid technological changes. The Company faces substantial competition in the market in which it competes from both established competitors and potential new entrants. In the CVD and PVD areas of the market, the Company's principal competitor is Applied Materials, Inc., which is a major supplier of CVD and PVD systems and has established a substantial base of CVD, PVD and other equipment in large semiconductor manufacturers. In the copper electrofill area of the market, the Company's principal competitors are Semitool (which has a large installed base of R&D tools) and EEJA, a Japanese company with ties to the chemistry supplier Enthone-OMI. Certain of the Company's competitors have greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases than the Company. The Company may also face future competition from new market entrants from other overseas and domestic sources.

The Company expects its competitors to continue to improve the design and performance of their products. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer price or performance features. In addition, a substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer will be generally reliant upon that equipment for the specific production line application. Accordingly, the Company may experience difficulty in selling a product line to a particular customer for a significant period of time if that customer selects a competitor's product. Increased competitive pressure could lead to lower prices for the Company's products, thereby materially adversely affecting the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.


PATENTS AND PROPRIETARY RIGHTS

The Company intends to continue to pursue the legal protection of its technology primarily through patent and trade secret protection. The Company currently holds over 100 patents, some with pending foreign counterparts, and intends to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company (see Item 3 "Legal Proceedings"). The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others.

There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. The Company is currently involved in such litigation (see Item 3 "Legal Proceedings"), and, although, except as set forth in Item 3 "Legal Proceedings," it is not aware of any claim of infringement by its products of any patent or proprietary rights of others, it could become involved in additional litigation in the future. Although the Company does not believe the outcome of the current litigation will have a material impact on the Company's business, financial condition or results of operations, no assurances can be given that this litigation or future litigation will not have such an impact. In addition to the current litigation, the Company's operations, including the further commercialization of the Company's products, could provoke additional claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.


EMPLOYEES

At December 31, 1998, the Company had 1,524 full time and temporary employees.

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



OTHER CAUTIONARY STATEMENTS

See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES

The Company's operations are conducted primarily in eight buildings in the North San Jose, California area and one building in Wilsonville, Oregon. The San Jose buildings are leased by the Company and consist of 558,613 square feet. The leases expire in 2002 and provide for an extension to 2005. The buildings house two Manufacturing operations, a Research and Development facility, various Administrative and Customer Support offices, a Customer Demonstration Lab, Corporate Headquarters, and a new state of the art Applications and Customer Demonstration Lab.

The Wilsonville, Oregon building is a leased facility and consists of 26,900 square feet of Manufacturing, Research and Development, and Customer Support space. The Wilsonville lease expires in August 2001 and provides for a 5 year option to renew the lease.

Additionally, the Company subleases four buildings on and adjacent to the Novellus campus, consisting of 270,000 square feet, to third party users on leases expiring 2001 and 2002. The former Western Regional Sales office in North San Jose was consolidated into a Novellus building and the office is subleased to Microsoft through the remaining term.

The Company is currently developing the parcel of land leased from Stanford University which formerly housed the Thin Films Systems (TFS) business Novellus acquired in June 1997. The new 129,700 square foot building is leased to a tenant and rent is expected to commence in November 1999.

The Company also controls 6.4 acres of vacant land adjacent to its Metals Manufacturing operation in North San Jose that is being held for future expansion needs.

The Company also operates a facility near Tokyo, Japan which serves as Nippon Novellus Headquarters, Sales Office, Service, Technology and Customer Demonstration center. The facility near Tokyo is operated under a five year lease expiring in 2001. In addition, the Company maintains six sales offices throughout Japan.

The Company leases various smaller facilities worldwide which are used as sales and customer service centers.

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

In addition to a request for a permanent injunction against further infringement, the Applied Complaint and Applied's counterclaims to the Company Complaint include requests for damages for alleged prior infringement and treble damages for alleged "willful" infringement. In connection with the consummation of the TFS purchase, Varian agreed, under certain circumstances, to reimburse the Company for certain of its legal and other expenses in connection with the defense and prosecution of this litigation, and to indemnify the Company for a portion of any losses incurred by the Company arising from this litigation (including losses resulting from a permanent injunction). The Company and Varian believe that there are meritorious defenses to Applied's allegations, including among other things, that the Company's operations (including TFS products and systems) do not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. However, the resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with Applied will not have a material adverse effect on the Company's business or results of operations (taking into account both the defenses available to the Company and Varian's reimbursement and indemnity obligations), there can be no assurances that Applied will not ultimately prevail in this dispute and that, in such an event, Varian's reimbursement and indemnity obligations will not be sufficient to fully reimburse the Company for its losses. If Applied were to prevail in this dispute, it could have a material adverse effect on the Company's business or results of operations.

The Company Complaint against Applied also includes requests for damages for prior infringement and treble damages for "willful" infringement, in addition to a request for a permanent injunction for further infringement. Although the Company believes that it will prevail against Applied, there can be no assurances that the Company will prevail in its litigation against Applied. If Applied were to prevail against the Company Complaint, it will unlikely, but could, have a material adverse effect on the Company's business or results of operations.

Semitool, Inc. v. Novellus Systems, Inc. (Case No. C-98-3089 DLJ)

On August 10, 1998, Semitool sued the Company for patent infringement in the United States District Court for the Northern District of California. Semitool alleges that the Company's SABRE(TM) copper deposition system infringes two Semitool patents, U.S. Patent No. 5,222,310, issued June 29, 1993, entitled "Single Wafer Processor with a Frame," and U.S. Patent No. 5,377,708, issued January 3, 1995, entitled "Multi-Station Semiconductor Processor with Volatilization." Semitool seeks an injunction against the Company's manufacture and sale of SABRE(TM) systems, and seeks damages for past infringement. Semitool also seeks trebled damages for alleged willful infringement. Semitool also seeks its attorneys' fees and COSTS, and interest on any judgement.

The Company believes that there are meritorious defenses to Semitool's allegations, including among other things that the Company's operations (including SABRE(TM) products and systems) do not infringe the Semitool Patents and/or that the Semitool Patents are invalid and/or unenforceable. But the resolution of intellectual property disputes is often fact intensive and, like most other litigation matters, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with Semitool will not have a material adverse effect on the Company's business or results of operations (taking into account the defenses available to the Company), there can be no assurances that Semitool will not ultimately prevail in this dispute. If Semitool were to prevail in this dispute, it could have a material adverse effect on the Company's business or results of operations.

Other Litigation

In addition, in the normal course of business the Company from time to time receives inquiries with regard to possible other patent infringements. The Company believes it is unlikely that the outcome of the patent infringement inquiries will have a material adverse effect on the Company's financial position or results of operations.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although the Company is not aware of any infringement by its products of any patents or proprietary rights of others except as claimed by Applied and Semitool, further commercialization of the Company's products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's financial condition and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

STOCK INFORMATION(1)

Novellus' common stock is traded on the NASDAQ Stock Market and is quoted on the NASDAQ National Market under the symbol "NVLS". The following table sets forth the high and low closing prices as reported by the NASDAQ National Market for the periods indicated:

        1998                   HIGH          LOW
        ---------------------------------------------------
        First Quarter           $ 49 3/8      $ 29 13/16
        Second Quarter            49 7/16       31 1/4
        Third Quarter             43 1/16       23 11/16
        Fourth Quarter            57 15/16      21 15/16

        1997                   HIGH          LOW
        ---------------------------------------------------

        First Quarter           $ 45 1/4      $ 27 3/4
        Second Quarter            43 9/16       24 1/8
        Third Quarter             63            44
        Fourth Quarter            64 11/16      29 7/8

(1) Stock prices have been restated to reflect the Company's two-for-one stock split, effective October 1997.

The Company has not paid cash dividends on its common stock since inception, and its Board of Directors presently plans to reinvest the Company's earnings in its business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future. Additionally, certain covenants set forth in the Company's bank lines of credit and senior credit facility prohibit the Company's ability to pay dividends. As of December 31, 1998, there were 656 holders of record of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

Selected Consolidated Financial Data [in thousands, except per share data]:

YEAR ENDED DECEMBER 31,                     1998        1997            1996        1995        1994
----------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Net sales                              $ 518,778   $ 534,004       $ 461,736   $ 373,732   $ 224,679
Gross profit                             280,865     290,438         264,574     216,147     128,453
Net income (loss)                         52,828     (95,658)(1)      94,029      82,543      44,932

Basic earnings (loss) per share(2)     $    1.55   $   (2.88)      $    2.92   $    2.52   $    1.45
Diluted earnings (loss) per share(2)   $    1.51   $   (2.88)(3)   $    2.85   $    2.41   $    1.36
Shares used in basic per share
  calculations(2)                         34,035      33,257          32,156      32,712      31,090
Shares used in diluted per share
  calculations(2)                         34,987      33,257(3)       33,018      34,274      32,990
DECEMBER 31,                                1998        1997            1996        1995        1994
----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents,
   and short-term investments          $ 130,818   $  98,089       $ 176,668   $ 149,799   $ 136,539
Working capital                          287,621     223,710         287,818     226,257     183,581
Total assets                             551,939     493,300         459,787     364,688     265,000
Long-term obligations                     65,000      65,000              --          --          --
Shareholders' equity                     375,465     301,001         373,636     272,782     214,214
Cash dividends per share                      --          --              --          --          --

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales
Net sales were $518.8 million, $534.0 million, and $461.7 million in 1998, 1997, and 1996, respectively. The decrease of approximately 3% from 1997 to 1998 reflects the slowdown in capital spending by semiconductor equipment manufacturers during 1998, particularly for capacity purchases. The increase of approximately 16% from 1996 to 1997 was the result of the acquisition of the Thin Film Systems business ("TFS") from Varian Associates in June of 1997, combined with continued strong sales of Chemical Vapor Deposition ("CVD") equipment. The Company's CVD equipment showed strong sales primarily as a result of increasing demand for its Concept Two SPEED system, an advanced dielectric gap fill system released in February 1996. In addition, the Company's other Concept Two products continued to show strong demand, offset by the decline in demand for the Company's Concept One products. International sales were approximately 51% of net sales in 1998, an increase from 47% in 1997. The increase is the result of higher demand in Europe and Korea offset by lower demand in Japan and the Pacific Rim countries. International sales were approximately 47% of net sales in 1997, a decrease from 64% in 1996. The decrease in 1997 versus 1996 is the result of strong demand for the Company's products in the U.S. partially offsetting lower demand in Japan. During the year, the Company terminated a distribution agreement with its Japanese distributor, Seki Technotron. The termination agreement provided for an orderly transition from Seki Technotron to Nippon Novellus. The Company expects international sales to continue to represent a significant portion of its overall net sales. The Company's international sales are primarily made directly to its customers.

Gross Profit
Gross profit was $280.9 million, $290.4 million, and $264.6 million in 1998, 1997, and 1996, respectively. The absolute dollar decrease from 1997 to 1998 was due to lower net sales. As a percentage of net sales, gross profit was approximately 54% in 1998 and 1997, and 57% in 1996. Gross profit as a percentage of net sales from 1997 to 1998 remained consistent due to continued shipment of older Physical Vapor Deposition ("PVD") systems which have lower margins than the Company's CVD systems as well as lower absorption of fixed overhead costs resulting from decreased shipment volume offset by cost reduction efforts. The decrease in gross profit as a percentage of net sales from 1996 to 1997 was due to the shipment of older PVD systems which have lower margins than the Company's CVD systems, combined with the change in mix from the Company's higher margin Concept One products to the Company's Concept Two products. The Company anticipates that it will experience competitive pricing pressures in the future which will be offset by cost reduction programs and increasing sales volumes which could result in near term gross margins that approximate levels experienced in 1998.

Research and Development
Research and development expenses were $106.5 million, $89.8 million (excluding a one-time charge for in-process research and development of $119.2 million), and $53.9 million, in 1998, 1997, and 1996, respectively. The increases reflect the Company's increasing commitment to the development of new products, including additional Concept Two modules, advanced PVD systems, advanced "gap fill" technology, primary conductor metals, low K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers. As a percentage of net sales, expenses were approximately 21%, 17%, (excluding the one-time charge of $119.2 million relating to in-process research and development), and 12% in 1998, 1997, and 1996, respectively. The Company plans to continue to invest in new products and increase research and development spending in absolute dollars.

Selling, General, and Administrative
Selling, general, and administrative expenses were $95.4 million, $89.5 million, and $74.4 million in 1998, 1997, and 1996, respectively. As a percentage of net sales, selling, general, and administrative expenses were approximately 18%, 17%, and 16% in 1998, 1997, and 1996, respectively. The increase as a percentage of net sales and in absolute dollars from 1997 to 1998 is related to the impact of a full year of selling, general and administrative expenses associated with the PVD product line. The increase as a percentage of net sales and in absolute dollars from 1996 to 1997 is related to incremental expenses associated with selling and supporting the acquired PVD product line. The Company expects its selling, general and administrative expenses to approximate the levels experienced in 1998.

Gross profit, research and development expenses, and selling, general, and administrative expenses were affected throughout the periods indicated by charges to expense for the Company's profit sharing and bonus programs. Amounts charged to expense for these programs in 1998, 1997, and 1996 were $5.5 million, $8.0 million, and $10.2 million, respectively.

Acquisition of Thin Film Systems
In connection with the acquisition of Thin Film Systems from Varian Associates, the Company recorded pre-tax charges of $133.5 million during 1997. These charges included $119.2 million for in-process research and development and $14.2 million attributed to restructuring charges, relating primarily to write-offs of duplicative assets and facilities at the Company. As of December 31, 1998, all of the restructuring charges had been incurred and the Company had made approximately $2.6 million of cash payments, primarily related to lease payments.

To determine the value of the acquired in-process research and development technology, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income, target markets and associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and the risks related to the viability of potential changes in future target markets. Due to the absence of a completed working model at which point functions, features and technical performance requirements can be demonstrated as of the date of the acquisition, the Company concluded that the in-process technology had no alternate future use after considering potential future usage in different products, resale, and internal usage. A discount rate of 35% was applied in the valuation of in-process technology. The analysis resulted in a valuation of $119.2 million. Therefore, in accordance with generally accepted accounting principles, the $119.2 million was expensed.

Other Charges
In the quarter ended June 28, 1997, the Company recorded one-time charges of $84.0 million and $17.7 million related to the settlement of the TEOS patent litigation and a customer account write-off, respectively.

Net Interest Income
Net interest income was $1.1 million, $2.9 million, and $8.4 million, in 1998, 1997, and 1996 respectively. The decrease from 1997 to 1998 was due to lower average cash and short-term investment balances and a full year's interest expense associated with the Company's $65.0 million debt which was incurred in order to complete the acquisition of TFS. The decrease from 1996 to 1997 was due to lower cash balances as a result of the payment of $80.0 million to Applied Materials for the settlement of the TEOS patent litigation in May 1997 and the acquisition of TFS, financed through the use of $80.5 million of existing cash, and long-term borrowings of $65.0 million.

Provision (Benefit) for Income Taxes
The provision for income taxes reflects an effective tax rate of 34% in 1998, (21%) in 1997, and 35% in 1996. The lower effective tax rate in 1997 is primarily due to the in-process research and development charge, which was not fully tax benefited.

At December 31, 1998, the Company has recognized a deferred tax asset of $49.3 million, after a valuation allowance of $16.9 million. The Company believes that it is more likely than not that this asset will be realized by an offset against the recognized deferred tax liability of $11.1 million and future taxable income.

Net Income (Loss)
Net income for the year ended December 31, 1998 was $52.8 million or $1.55 and $1.51 per basic and diluted shares, respectively, compared with a net (loss) for the year ended December 31, 1997 of $(95.7) million or $(2.88) per basic and diluted shares. The net loss recorded in 1997 is attributable to the TFS acquisition and other charges described above. Without giving effect to these charges the Company's operating income for the year ended December 31, 1997 would have approximated $75.3 million or $2.26 and $2.17 per basic and diluted shares, respectively.

Net (loss) for the year ended December 31, 1997 was $(95.7) million or ($2.88) per basic and diluted shares, compared with net income of $94.0 million or $2.92 and $2.85 per basic and diluted shares, respectively, for the year ended December 31, 1996. The change to a net loss in 1997 from net income in 1996, is attributable to the TFS acquisition and other charges described above. Without giving effect to these charges the Company's operating income for the year ended December 31, 1997, would have approximated $75.3 million, or $2.26 and $2.17 per basic and diluted shares, respectively.

The number of shares used in the per share calculations for the year ended December 31, 1998 was 34.0 and 35.0 million shares, respectively for the basic and diluted income per share calculations, compared with 33.3 million for both the basic and diluted income per share calculations for the year ended December 31, 1996. Shares used for year ended December 31, 1997 exclude common stock equivalents as they are antidilutive.

Repurchase of Common Stock
During 1998, 1997 and 1996, the Company repurchased 9,000, 6,000 and 172,000 shares of common stock, respectively. These share repurchases had no material impact on earnings (loss) per share amounts in each period.

Foreign Currency Accounting
The local currency is the functional currency for all foreign operations. Accordingly, translation gains or losses related to the foreign subsidiaries are included as a component of shareholders' equity.

Foreign Exchange Contracts
The Company conducts its business in various foreign currencies. The Company enters into forward foreign exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. dollars recorded by the Japanese subsidiary. The Company also enters into forward foreign exchange contracts to buy and sell foreign currencies as economic hedges of the parent's intercompany balances denominated in a currency other than the U.S. dollar. In 1998, these hedging contracts were denominated primarily in the Japanese Yen. The maturities of all the forward foreign exchange contracts are generally short-term in nature. As the impact of movements in currency exchange rates on forward foreign exchange contracts offsets the related impact on the underlying items being hedged, the Company believes these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses have not been material.

Other Issues
Effective January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of SFAS No. 130 did not have a material impact on the Company's consolidated financial statements.

Effective January 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS changes the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Company has adopted the provisions of SFAS No. 131 for the year ended December 31, 1998. Adoption of SFAS No. 131 did not have a material impact on the Company's consolidated financial statements.

In June 1998, the FASB released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is still in the process of assessing the impact of SFAS No. 133 on its financial statements.


CAUTIONARY STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements include, without limitation, the discussion of the Company's strategy to focus on major semiconductor manufacturers, under the heading "Item 1, Business;" the statements regarding (a) the Company's belief that PVD, tantalum barrier and copper seed layers may play an important role in replacing aluminum with copper as the primary wiring material, (b) the Company's belief that electrofill process technology will be extendible to at least the 0.13 micron design rule, and possibly down to 0.10 design words; or, in other words, approximately another 5 or 6 years given the current industry evolution; (c) Novellus' belief that there will be widespread transition from aluminum to copper conductive lines for faster processing speeds, and (d) the Company's belief regarding the greater complexity and number of interconnect layers in advanced integrated circuits, (e) the effect of the evolution of semiconductor devices to smaller line width geometries and more complex multi-level circuitry on the cost and performance requirements of capital equipment used to manufacture these devices, under the heading "Item 1, Business - Industry Background;" the Company's beliefs regarding Throughput, Cost per Wafer and Film Quality, the Company's belief that within-wafer and wafer-to-wafer uniformity levels of +/- 1% of film thickness as measured at one standard deviation are state-of-the-art for the industry, under the heading "Item 1, Business - The Novellus Solution;" the discussion of the Company's strategies under the heading "Item 1, Business - Strategy;" the Company's belief that the 10-second heating period in advance of deposition in the Concept One - Dielectric is one of the shortest preheat times of any CVD system, under the heading "Item 1, Business - Products - Concept One-Dielectric;" the Company's belief that the Dual ALTUS offers a solution in the industry for very high volume 200 mm wafer fabs producing 0.35 micron semiconductor devices, under the heading "Item 1, Business - Products - Concept Two;" the Company's belief that ARL offers competitive throughput and low cost of ownership for the industry, under the heading "Item 1, Business - Products Anti Reflection Layer," the Company's belief that the Concept Three family of systems should offer minimal risks to its customers in making the transition from 200 mm to 300 mm volume chipmaking, under the heading "Item 1, Business - Products - Concept Three;" the Company's belief that HCM technology offers better target utilization, extended maintenance intervals, and lower cost of ownership in comparison with collimated and other ionized sputtering techniques, under the heading "Item 1, Business - Products - Inova System;" the Company's belief that the SABRE system is the most reliable and technologically advanced electrofilling system available on the market, under the heading "Item 1, Business - Products - SABRE." Forward looking statements also include (a) the Company's belief that its marketing efforts are enhanced by the technical expertise of its research and development personnel, (b) belief that its service to its customers is enhanced by the design simplicity of its systems, and (c) the expectation that sales of its products to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future, under the heading "Item 1, Business - Marketing, Sales and Service"; the Company's expectation that research and development expenditures will continue to represent a substantial percentage of sales, under the heading "Item 1, Business - Research and Development"; the Company's belief as to its favorable competitiveness in the deposition equipment marketplace and the Company's belief that the acquisition of TFS and its 1998 announcement of a copper primary conductor product will allow the Company to develop and compete successfully in the PVD and copper electrofill areas of market, under the heading "Item 1, Business - Competition"; the Company's belief that its current properties will be sufficient to meet the Company's requirements for the foreseeable future, under heading "Item 2, Properties"; the Company's belief that there are meritorious defenses in the Applied and Semitool litigations, and the Company's beliefs with respect to the outcomes of the Applied Materials and Semitool litigations and current patent infringement inquiries, under the heading "Item 3, Legal Proceedings"; the Company's strategies, beliefs, plans, expectations, anticipations and hopes with respect to Net Sales, Gross Profit, Research and Development, Selling, General and Administrative, Provision (Benefit) for Income Taxes, and Foreign Exchange Contracts set forth under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations"; the Company's belief that there is not a significant risk of nonperformance by counterparties on its foreign exchange contracts used in hedging activities, under "Items 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -Cautionary Statements - Concentration of Credit Risk" and "Items 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 1 Business and Nature of Operations - Concentration of Credit Risk;" the Company's estimates that its year 2000 compliance expense will be approximately $1.7 million, the Company's requirement as to the availability of the year 2000 compatible release of the Company's internal information system from the vendor, the Company's belief that the year 2000 issue is not going to be a significant issue as it pertains to its vendors, and the Company's expectation that its year 2000 conversion project will be completed on a timely basis, under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements - Year 2000"; and the Company's expectations and beliefs with respect to its current cash position, cash generated through operations and its expectations with respect to the return from investments in property and equipment and the sufficiency of funds from operations, existing cash balances and borrowing capacity, under the heading "Item 7, Liquidity and Capital Resources"; and the Company's expectation that any adjustment to the Thin Film Systems purchase price, as a result of arbitration, would not have a material effect on the Company's business, financial condition or results of operations, under the heading "Item 8, Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements - Note 2 "Acquisition of Thin Film Systems Business of Varian Associates." All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those included in such forward looking statements. Among the factors that cause actual results to differ materially are the factors detailed in the following discussion on "Other Cautionary Statements." The reader should also consult the cautionary statements and risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and Annual Reports to Shareholders.

These additional risks and uncertainties could cause actual results to differ materially from those described herein and include the following:

DRAM Overcapacity and Demand Shifts in the PC Industry. The semiconductor industry is characterized by excess production capacity for DRAM devices, which has caused semiconductor manufacturers to decrease capital spending. In the PC market, a shift in demand from more expensive, high-performance products to lower-priced products (sub-$1,000 PCs) has resulted in reduced profitability for semiconductor manufacturers. Therefore, during fiscal 1998, many of the Company's customers delayed or decreased their purchases of the Company's products. Continued DRAM overcapacity and strengthening demand for sub-$1,000 PCs could cause further delays or decreased demand for the Company's products.

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

International Operations. Export sales accounted for approximately 51%, 47%, and 64% of net sales in 1998, 1997, and 1996, respectively. The Company anticipates that export sales will account for a significant portion of net sales in the foreseeable future. As a result, a significant portion of the Company's sales will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, difficulties in managing distributors, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products. The Company cannot predict whether quotas, duties, taxes, or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Although international markets provide the Company with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could materially and adversely affect global products and service demand, and, therefore, the Company's business operations and financial condition. Asian countries, particularly Japan and Korea, continue to experience banking, currency and other difficulties that are contributing to economic slowdowns or recessions in those countries. The region does not appear to be responding quickly to significant efforts to stimulate its economies. As a result of the economic difficulties within certain Asian countries, the Company has increased sales subject to extended payment terms within this region. If Asian economies remain stagnant or continue to deteriorate, capital investment by Asian customers could decrease from current levels. Among other things, the decline in value of the Korean currency, together with difficulties obtaining credit, could result in a decline in the purchasing power of the Company's Korean customers. This in turn could result in the cancellation or delay of orders for the Company's products from Korean customers, thus materially adversely affecting the Company's business, financial condition or results of operations. In addition, if Japan's economy weakens further, investments by Japanese customers may be adversely affected and it is possible that economic recovery in other Pacific Rim countries could be delayed.

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

Market Risk. The Company's business depends predominantly on capital expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically been very cyclical and has experienced periodic downturns, which have had a material adverse effect on the semiconductor industry's demand for semiconductor processing equipment, including equipment manufactured and marketed by the Company. During periods of reduced and declining demand, the Company must be able to quickly and effectively align its cost structure with prevailing market conditions, and motivate and retain key employees. During periods of rapid growth, the Company must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. No assurance can be given that the Company's net sales and operating results will not be adversely affected if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.

Possible Volatility of Stock Price. The stock price of the Company's Common Stock may be subject to wide fluctuations and possible rapid increases or declines in a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the semiconductor industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Shareholders should be willing to incur the risk of such fluctuations. Sales of substantial amounts of Common Stock in the public market after any offering of the Company's Securities could adversely affect the market price of the outstanding Common Stock.

Variability of Quarterly Operating Results. The Company has experienced and expects to continue to experience significant fluctuations in its quarterly operating results. During each quarter, the Company customarily sells a relatively small number of systems that typically sell for prices in excess of $1 million. The Company's backlog at the beginning of each quarter does not necessarily include all system sales needed to achieve expected net sales for that quarter. Consequently, the Company will often be dependent on obtaining orders for shipment in the same quarter that the order is received. Because the Company builds its systems according to forecast, the absence of significant backlog for an extended period of time could hinder the Company's ability to plan production and inventory levels, which could adversely affect operating results. The Company's net sales and operating results could also be adversely affected for a particular quarter if an anticipated order for even a few systems is not received in time to permit shipment during that quarter. Moreover, customers may reschedule or cancel shipments, with, in the case of cancellations, little or no penalties, and production difficulties could delay shipments. A delay in a shipment in any quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations by customers or to unexpected manufacturing difficulties experienced by the Company, may cause net sales in such quarter to fall significantly below the Company's expectations and may thus materially adversely affect the Company's operating results for such quarter. The timing of new product announcements and releases by the Company may also contribute to fluctuations in quarterly operating results, particularly in cases where new product offerings cause customers to defer ordering products from the Company's existing product lines. The Company's results of operations also could be affected by new product announcements and releases by the Company's competitors, the volume, mix and timing of orders received during a period, availability and pricing of key components, fluctuations in foreign exchange rates, and conditions in the semiconductor equipment industry. The Company's operating results also fluctuate based on gross profit realized on system sales. Gross profit as a percentage of net sales may vary based on a variety of factors, including the mix and average selling prices of products sold and costs to manufacture upgrades and customize systems. Because the Company's operating expenses are based on anticipated net sales levels, and a high percentage of those expenses are relatively fixed, a variation in the timing of recognition of net sales and the level of gross profit from a single transaction can cause material variations in operating results from quarter to quarter.


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

State of Readiness.

The following discussion broadly addresses the Company's efforts to identify and address the Company's and applicable Third Parties' Year 2000 problems with respect to (a) the Company's products, (b) the Company's information technology systems, including facilities and infrastructure, and (c) the Company's suppliers. However, it would be impractical for the Company to attempt to address all Year 2000 problems of Third Parties that have been or may in the future be identified. Specifically, Year 2000 problems have been or may in the future be identified with respect to the IT and Non-IT systems of Third Parties having widespread national and international interactions with persons and entities generally (for example, certain IT and Non-IT systems of governmental agencies, utilities and telecommunications, information and financial networks) that, if uncorrected, could have a material adverse impact on the Company's business, financial condition or results of operations. Notwithstanding anything set forth below, the Company is not in a position to address any such Year 2000 problems.



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

The Company currently uses standard mass-market vendor supplied software on its desktop systems and laptops. These standard software applications limit the number of information technology vendors that Novellus must work with to ensure Year 2000 readiness. Many of these vendors are still implementing their Year 2000 compliance programs. Novellus maintains maintenance contracts with all information technology vendors and will implement the Year 2000 compliant versions of hardware and/or software as required when those solutions become available. Novellus will be Year 2000 compliant with all of the business applications in April of 1999. Novellus also uses a third party service provider to provide electronic exchange of data (EDI). The vendor software is Year 2000 compliant, therefore, we do not believe we face any significant EDI Year 2000 issues. The Company's hardware for workstations, servers, and network routers will be Year 2000 compliant by Q2 1999. As of December 31, 1998, approximately 95% of the Company's hardware and software applications were Year 2000 compliant. However, no assurance can be provided that all such programs will be implemented in a timely manner or that the failure to so implement such programs will not have a material adverse effect on the Company's business, results of operations or financial condition.

The Company is in the process of assessing its Year 2000 risk with respect to building automation systems, electronic security systems, utility and water systems. Formal queries to landlords, local fire departments, water and utility providers for the Company's domestic and international locations will be sent by March 1999. As of December 31, 1998, approximately 80% of the Company's facilities and infrastructure were Year 2000 compliant.

(c)     Suppliers.

Novellus has contacted those suppliers that could have a material adverse impact on Novellus' ability to provide uninterrupted service to its customers should the IT or Non-IT systems of such suppliers have uncorrected Year 2000 problems.

By the end of December 1998, 90% of these suppliers had documentation with respect to their Year 2000 readiness on file with Novellus. The remaining 10% are being contacted to complete the Sematech Year 2000 Readiness Supplier Questionnaire or to document their Year 2000 compliance status as is appropriate for their business. However, such documentation does not assure Year 2000 compliance of the IT and Non-IT systems used by such suppliers, but instead provides only a description of their relevant systems and the status of efforts, if any, by such suppliers to make such systems Year 2000 compliant. Accordingly, no assurance can be provided that (a) the IT and Non-IT systems of Company suppliers (including those suppliers who have provided documentation to the Company regarding their Year 2000 compliance) will be Year 2000 compliant, (b) that such documentation accurately and fully reflects the Year 2000 compliance status of such suppliers' systems, or (c) that the failure by any such suppliers' systems to be Year 2000 compliant will not have a material adverse effect on the Company's business, results of operations or financial condition.

Costs to Address Year 2000 Issues.

The Company currently expects to incur total software, hardware and systems-related costs of approximately $1.7 million in connection with remediations of Year 2000 compliance issues. Of the estimated total costs, approximately $1.4 million has been incurred to date. There can be no assurance that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

Euro Conversion. On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. As of that date, the Euro traded on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, noncash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or legacy currency. Between January 1, 1999 and January 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border transparency. The Company is assessing its pricing/marketing strategy in order to insure that it remains competitive in a broader European market. The Company is also assessing its information technology systems to allow for transactions to take place in both legacy currencies and the Euro and the eventual elimination of the legacy currencies, and reviewing whether certain existing contracts will be need to be modified. The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operating and capital resource requirements through cash flows from operations, sales of equity securities, and borrowings. The Company's primary source of funds at December 31,1998 consisted of $130.8 million of cash, cash equivalents and short-term investments. This amount represents an increase of $32.7 million from the December 31, 1997 balance of $98.1 million. During the second quarter of 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company, bear interest at either a base rate plus a margin or LIBOR plus a margin for interest periods of one to six months. As of December 31, 1998, total borrowings under the Senior Credit Facility were $65 million with a weighted average interest rate of approximately 6.5%. The Senior Credit Facility requires the Company to be in compliance with certain financial covenants. At December 31, 1998, the Company was in compliance with these financial covenants. The Senior Credit Facility currently restricts the Company from paying dividends. In addition, at December 31, 1998, there was $14.0 million available under bank lines of credit that expire at various dates through June 2002. At December 31, 1998 approximately $13.0 million was outstanding under these bank lines of credit which bear interest at the banks' prime lending rates or offshore reference rates. The weighted average interest rates at December 31, 1998 for borrowings under the bank lines of credit was 1.52%.

Net cash provided by operating activities during the year ended December 31, 1998 was $56.1 million. This amount consisted primarily of net income of $52.8 million, non-cash depreciation and amortization charges of $23.8 million, a decrease of $13.2 million in deferred income taxes, and a decrease of $12.9 million in inventories partially offset by an increase in accounts receivable of $39.4 million and a decrease in accrued warranty of $12.0 million.

Net cash used in investing activities was $57.2 million during the year ended December 31, 1998. During this period, the Company had capital expenditures of $36.1 million. These cash outflows also consisted of purchases of approximately $10.3 million, net, of available-for-sale securities. The Company expects investment in property and equipment for the fiscal year 1999 to approximate $32.0 million. The Company intends to finance these investments from existing cash balances and cash flows from operations.

During the year ended December 31, 1998, net cash provided by financing activities was $23.0 million, due primarily to proceeds of $22.0 million from common stock option exercises.

On February 24, 1999, the Company sold 3,860,000 shares of Common Stock at $67.50 per share. The Company granted the underwriter a 30-day option to purchase up to an additional 579,000 shares of common stock to cover overallotments, if any. The net proceeds to the Company, not including the overallotment option, totaled approximately $255.3 million.

The Company believes that its current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet the Company's needs through the next twelve months.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer.

The Company mitigates default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The Company has no cash flow exposure due to rate changes for cash equivalents and short-term investments, as all of these investments are at fixed interest rates. The Company's short-term borrowing is at a fixed interest rate. Long-term debt is at variable interest rates. The short-term borrowing is used by the Company's Japanese subsidiary for general corporate purposes including capital expenditures and working capital needs. The long-term debt was incurred in connection with the Company's acquisition of TFS.

The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and debt obligations.

                                                                                                    FAIR VALUE
                                                                                                    DECEMBER 31,
IN THOUSANDS                       1999    2000      2001        2002    2003    THEREAFTER  TOTAL      1998
                            ------------------------------------------------------------------------------------
Assets
Cash equivalents              $  81,224      --        --           --      --       --   $  81,224    $81,224
     Average interest rate        4.42%      --        --           --      --       --       4.42%
Short-term investments        $  49,594      --        --           --      --       --   $  49,594    $49,594
     Average interest rate        5.50%      --        --           --      --       --       5.50%
Total investment securitie    $ 130,818      --        --           --      --       --   $ 130,818   $130,818
     Average interest rate        4.83%      --        --           --      --       --       4.83%
Short-term borrowing          $  12,986      --        --           --      --       --   $  12,986    $12,986
     Average interest rate        1.52%      --        --           --      --       --       1.52%
Long-term debt
     Variable rate                  --       --        --     $ 65,000      --       --   $  65,000    $65,000
      Average interest rate         --       --        --         6.51%     --       --       6.51%
Total debt                    $ 12,986       --        --     $ 65,000      --       --   $  77,986    $77,986
     Average interest rate       1.52%       --        --        6.51%      --       --       5.68%

The Company has lease agreements on several properties. The agreements are for five years with interest rates that approximate the London Interbank Offering Rate (LIBOR). At current interest rates, the annual lease payments total approximately $12.7 million.

Foreign Currency Risk. The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in countries in Asia and Europe. During 1998 and 1997, the Company employed a foreign currency hedging program utilizing foreign currency forward exchange contracts and certain foreign currency denominated balance sheet positions. Under this program, increases or decreases in currency commitments and balance sheet positions, as translated into U.S. dollars, are primarily offset by realized gains and losses on the hedging instruments. The goal of the hedging program is to economically guarantee or lock in exchange rates on the Company's foreign currency cash outflows and to minimize the impact to the Company of foreign currency fluctuations. The Company does not use foreign currency forward exchange contracts for speculative or trading purposes.

Under the hedging program, all foreign currency contracts are marked-to-market and realized and unrealized gains and losses are included as a component of other income and expense. The following table provides information as of December 31, 1998 about the Company's derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in the Company's financial statements. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

DECEMBER 31, 1998                                NOTIONAL         AVERAGE     ESTIMATED
IN THOUSANDS, EXCEPT FOR AVERAGE CONTRACT RATE    AMOUNT       CONTRACT RATE  FAIR VALUE
----------------------------------------------   ---------------------------------------
Foreign currency forward exchange contracts:
  Japanese yen                                    $24,014          117.09        $(954)
  British pound                                   $(1,086)           1.69        $ (15)
  French franc                                    $   152            5.63        $  (1)
  Irish punt                                      $   (49)           1.50           --
  Germany mark                                    $   382            1.66           --
  Dutch guilder                                   $   185            1.89        $  (2)
  Singapore dollar                                $   132            1.65           --
  Taiwan dollar                                   $(2,320)          32.32        $  11
                                                 ---------------------------------------
                                                  $21,410                        $(961)


The statements contained in this Report on Form 10-K that are not purely historical in nature are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's estimations, anticipations, determinations, commitments, expectations, plans, beliefs, intentions or strategies regarding the future. These forward looking statements involve risks and uncertainties including, but not limited to, domestic and international economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, the availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission (SEC). Actual results may differ materially. Novellus assumes no obligation to update this information. For more details, please refer to other SEC filings, including the Company's Annual Report on Form 10-K, Quarter Reports on Form 10-Q and Reports on Form 8-K.

                             NOVELLUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



YEAR ENDED DECEMBER 31,                                 1998            1997            1996
--------------------------------------------------------------------------------------------
Net sales                                          $ 518,778       $ 534,004       $ 461,736
Cost of sales                                        237,913         243,566         197,162
                                                 -------------------------------------------
Gross profit                                         280,865         290,438         264,574
Operating expenses:
     Research and development                        106,510          89,830          53,902
     Selling, general and administrative              95,407          89,474          74,419
     In-process research and development                  --         119,246              --
     Restructuring and other costs                        --          14,243              --
     Litigation settlement and other related              --          84,021              --
       legal costs
     Bad debt write-off                                   --          17,700              --
                                                 -------------------------------------------
Total operating expenses                             201,917         414,514         128,321
                                                 -------------------------------------------

Operating income (loss)                               78,948        (124,076)        136,253
Interest:
     Income                                            5,968           5,684           8,884
     Expense                                          (4,869)         (2,741)           (477)
                                                 -------------------------------------------
Net interest income                                    1,099           2,943           8,407
                                                 -------------------------------------------

Income (loss) before provision (benefit) for          80,047        (121,133)        144,660
  income taxes
Provision (benefit) for income taxes                  27,219         (25,475)         50,631
                                                 -------------------------------------------
Net income (loss)                                  $  52,828       $ (95,658)      $  94,029
                                                 ===========================================

Basic earnings (loss) per share                    $    1.55       $   (2.88)      $    2.92
                                                 ===========================================
Diluted earnings (loss) per share                  $    1.51       $   (2.88)      $    2.85
                                                 ===========================================

Shares used in basic per share calculations           34,035          33,257          32,156
                                                 ===========================================
Shares used in diluted per share calculations         34,987          33,257          33,018
                                                 ===========================================


See accompanying notes.

                             NOVELLUS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



DECEMBER 31,                                                        1998            1997
----------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $  81,224       $  59,265
     Short-term investments                                       49,594          38,824
     Accounts receivable, net of allowance for doubtful
        accounts of $3,135 in 1998 and $3,547 in 1997            173,364         133,925
     Inventories                                                  69,223          82,133
     Deferred taxes                                               21,003          22,241
     Prepaid and other current assets                              4,687          14,621
                                                             ---------------------------
Total current assets                                             399,095         351,009

Property and equipment:
     Machinery and equipment                                     113,268          83,972
     Furniture and fixtures                                        8,295           6,456
     Leasehold improvements                                       52,237          47,294
                                                             ---------------------------
                                                                 173,800         137,722
Less accumulated depreciation and amortization                    68,221          44,382
                                                             ---------------------------
                                                                 105,579          93,340
Long-term deferred taxes                                          17,516          29,498
Other assets                                                      29,749          19,453
                                                             ---------------------------
Total assets                                                   $ 551,939       $ 493,300
                                                             ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $  30,966       $  22,865
     Accrued payroll and related expenses                         13,138          20,632
     Accrued warranty                                             25,872          37,836
     Other accrued liabilities                                    23,720          34,314
     Income taxes payable                                          4,792              --
     Current obligations under lines of credit                    12,986          11,652
                                                             ---------------------------
Total current liabilities                                        111,474         127,299

Long-term debt                                                    65,000          65,000

Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value;
        Authorized shares - 20,000
        Issued and outstanding shares - none                          --              --
     Common stock, no par value;
        Authorized shares - 80,000
        Issued and outstanding shares - 34,499
         in 1998 and 33,719 in 1997                              176,140         154,167
     Retained earnings                                           201,581         149,061
     Accumulated other comprehensive income (loss)                (2,256)         (2,227)
                                                             ---------------------------
Total shareholders' equity                                       375,465         301,001
                                                             ---------------------------
Total liabilities and shareholders' equity                     $ 551,939       $ 493,300
                                                             ===========================


See accompanying notes.

                             NOVELLUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



YEAR ENDED DECEMBER 31,                                           1998            1997            1996
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                             $ 52,828       ($ 95,658)      $  94,029
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
        Depreciation and amortization                           23,839          18,288          11,332
        In-process research and development                         --         119,246              --
        Restructuring and other costs                               --          12,043              --
        Bad debt write-off                                          --          17,700              --
        Deferred income taxes                                   13,220         (37,226)          1,767
        Changes in operating assets and liabilities:
          Accounts receivable                                  (39,439)        (17,899)         (7,867)
          Inventories                                           12,895          (5,232)        (18,669)
          Prepaid and other current assets                       9,934           4,067          (4,413)
          Accounts payable                                       8,101         (11,294)         (6,819)
          Accrued payroll and related expenses                  (7,494)            993           1,626
          Accrued warranty                                     (11,964)          5,551           3,305
          Other accrued liabilities                            (10,594)         12,068             430
          Income taxes payable                                   4,792              --          (7,447)
                                                           -------------------------------------------
Total adjustments                                                3,290         118,305         (26,755)
                                                           -------------------------------------------
Net cash provided by operating activities                       56,118          22,647          67,274
                                                           -------------------------------------------

INVESTING ACTIVITIES
Purchases of available-for-sale securities                     (67,457)       (125,663)       (387,709)
Proceeds from the sale and maturity of                          56,687         197,745         366,488
  available-for-sale securities
Purchase of the net assets of the Thin Film
  Systems business of Varian Associates, Inc.                       --        (148,325)             --
Capital expenditures                                           (36,092)        (36,153)        (35,285)
(Increase) decrease in other assets                            (10,296)          2,208         (15,540)
                                                           -------------------------------------------
Net cash used in investing activities                          (57,158)       (110,188)        (72,046)
                                                           -------------------------------------------

FINANCING ACTIVITIES
Proceeds (payments) from lines of credit, net                    1,334          (1,501)          5,784
Borrowings under long-term debt                                     --          65,000              --
Common stock issued                                             22,016          17,817           7,880
Common stock repurchased                                          (351)           (272)         (3,244)
                                                           -------------------------------------------
Net cash provided by financing activities                       22,999          81,044          10,420
                                                           -------------------------------------------
Net increase (decrease) in cash and cash                        21,959          (6,497)          5,648
  equivalents
Cash and cash equivalents at the beginning of the period        59,265          65,762          60,114
                                                           -------------------------------------------
Cash and cash equivalents at the end of the period            $ 81,224       $  59,265       $  65,762
                                                           ===========================================
Supplemental disclosures:
Cash paid during the year for:
     Interest                                                 $  4,876       $   2,741       $     477
     Income taxes                                             $  4,693       $     393       $  57,611
Other non-cash changes:
Income tax benefits from employee stock plans                 $  4,728       $   7,624       $   3,034


See accompanying notes.

                                  NOVELLUS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (IN THOUSANDS)


                                                                                           ACCUMULATED
                                                                                               OTHER           TOTAL
                                                         COMMON STOCK             RETAINED COMPREHENSIVE    SHAREHOLDERS'
                                                    SHARES          AMOUNT        EARNINGS  INCOME (LOSS)      EQUITY
                                                 -----------------------------------------------------------------------
Balance at January 1, 1996                          31,884       $ 118,423       $ 153,595       $   764       $ 272,782
   Exercise of stock options                           670           5,619              --            --           5,619
   Shares issued under employee stock
     purchase plan                                     128           2,261              --            --           2,261
   Income tax benefits realized from activity
     in employee stock plans                            --           3,034              --            --           3,034
   Net income                                           --              --          94,029            --          94,029
   Cumulative translation adjustment                    --              --              --          (845)           (845)
                                                                                                               ---------
   Comprehensive income                                 --              --              --            --          93,184
                                                                                                               ---------
   Common stock repurchased                           (172)           (586)         (2,658)           --          (3,244)
                                                 -----------------------------------------------------------------------
Balance at December 31, 1996                        32,510         128,751         244,966           (81)        373,636
   Exercise of stock options                         1,070          14,956              --            --          14,956
   Shares issued under employee stock
     purchase plan                                     145           2,861              --            --           2,861
   Income tax benefits realized from activity
     in employee stock plans                            --           7,624              --            --           7,624

   Net loss                                             --              --         (95,658)           --         (95,658)
   Cumulative translation adjustment                    --              --              --        (2,146)         (2,146)
                                                                                                               ---------
   Comprehensive loss                                   --              --              --            --         (97,804)
                                                                                                               ---------
   Common stock repurchased                             (6)            (25)           (247)           --            (272)
                                                 -----------------------------------------------------------------------
Balance at December 31, 1997                        33,719         154,167         149,061        (2,227)        301,001
   Exercise of stock options                           618          12,617              --            --          12,617
   Shares issued under employee stock
     purchase plan                                     171           4,671              --            --           4,671
   Income tax benefits realized from activity
     in employee stock plans                            --           4,728              --            --           4,728
   Net income                                           --              --          52,828            --          52,828
   Cumulative translation adjustment                    --              --              --           (29)            (29)
                                                                                                               ---------
   Comprehensive income                                 --              --              --            --          52,799
                                                                                                               ---------
   Common stock repurchased                             (9)            (43)           (308)           --            (351)
                                                 -----------------------------------------------------------------------
Balance at December 31, 1998                        34,499       $ 176,140       $ 201,581       $(2,256)      $ 375,465
                                                 =======================================================================


See accompanying notes.

                             NOVELLUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 1    BUSINESS AND NATURE OF OPERATIONS

Nature of Operations
Novellus Systems, Inc. (the Company) is a leading manufacturer of high productivity deposition systems (CVD, PVD, and electrofill) used in the fabrication of integrated circuits. CVD systems employ a chemical plasma to deposit all of the dielectric (insulating) layers and certain of the conductive metal layers on the surface of a semiconductor wafer. PVD systems are used to deposit conductive metal layers by sputtering metallic atoms from the surface of a target source via high DC power. Electrofill systems are used for depositing copper conductive layers in a dual damascene design architecture using a plating bath solution. The overall growth in the semiconductor industry and the increasing number of layers used in complex integrated circuits have led to demand for advanced deposition equipment. The Company's products are able to provide simultaneous solutions to productivity and wafer quality problems facing the worldwide semiconductor manufacturing industry.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the 1998 presentation.

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

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with insignificant interest rate risk and maturities of ninety days or less to be cash equivalents.

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

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following at December 31 (in thousands):

                                                         1998         1997
                                                    -----------------------
                      Purchased and spare parts       $50,591      $45,556
                      Work-in-process                  13,005       30,326
                      Finished goods                    5,627        6,251
                                                    -----------------------
                                                      $69,223      $82,133
                                                    ========== ============

                             NOVELLUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided mainly on the straight-line method over the following useful lives:

       Machinery and equipment    3-5 years
       Furniture and fixtures     3-5 years
       Leasehold improvements     Shorter of useful life or remaining lease term

Foreign Currency Accounting
The local currency is the functional currency for all foreign operations. Accordingly, translation gains or losses related to the foreign subsidiaries' financial statements are included as a component of shareholders' equity.

Forward Foreign Exchange Contracts
The Company enters into forward foreign exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. Dollars recorded by its Japanese subsidiary. The Company also enters into forward foreign exchange contracts to buy and sell foreign currencies as economic hedges of the parent's intercompany balances denominated in a currency other than the U.S. Dollar. In 1997 and 1998, these hedging contracts were denominated primarily in the Japanese Yen. The maturities of all the forward foreign exchange contracts are generally short-term in nature. Because the impact of movements in currency exchange rates on forward foreign exchange contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. All foreign currency contracts are marked-to-market and realized and unrealized gains and losses are included as a component of other income and expense. Net foreign currency gains and losses have not been material.

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

Earnings (Loss) Per Share
In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128.

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                                                1998          1997          1996
                                                           -------------------------------------
Numerator:
   Net income (loss)                                         $52,828      $(95,658)      $94,029

Denominator:
   Denominator for basic earnings (loss) per
      share - weighted-average shares outstanding             34,035        33,257        32,156

   Employee stock options                                        952            --           862
                                                           -------------------------------------

Denominator for diluted earnings (loss) per
   share - adjusted weighted-average shares outstanding       34,987        33,257        33,018
                                                           -------------------------------------

Basic earnings (loss) per share                              $  1.55      $  (2.88)      $  2.92

Diluted earnings (loss) per share                            $  1.51      $  (2.88)      $  2.85
                                                           =====================================

Options to purchase 824,000 and 1,918,000 shares of common stock at weighted-average prices of $44.21 and $29.73 per share were outstanding during 1998 and 1996, respectively, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options were outstanding during 1997, but were excluded from the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive.

                             NOVELLUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


Advertising Expenses
The Company expenses advertising costs as incurred. Advertising expenses for 1998, 1997, and 1996 were $6,065,000, $3,233,000 and $3,259,000, respectively.

Concentration of Credit Risk
The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, short-term investments, accounts receivable, and financial instruments used in hedging activities. The Company invests its cash in cash deposits, money market funds, commercial paper, certificates of deposit, readily marketable debt securities, or medium term notes. The Company places its investments with high-credit-quality financial institutions and limits the credit exposure from any one financial institution or instrument. To date, the Company has not experienced material losses on these investments. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. As a result of the economic difficulties within certain Asian countries, the Company has increased sales subject to extended payment terms within this region. The Company has an exposure to nonperformance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not believe there is a significant risk of nonperformance by these counterparties because the Company continuously monitors its positions and the credit ratings of such counterparties and the amount of contracts it enters into with any one party. However, there can be no assurance that there will be no significant nonperformance by these counterparties and that this would not materially adversely affect the Company's business, financial condition, and results of operations.

Comprehensive Income (Loss)

As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption, unrealized gains or losses related to foreign currency translation adjustments were reported as a separate component of shareholders' equity.

The following are the components of comprehensive income (loss), (in thousands):

                                                                          Years Ended
                                                              Dec. 31,       Dec. 31,       Dec. 31,
                                                                1998           1997           1996
                                                            ----------------------------------------
Net income (loss)                                             $ 52,828       $(95,658)      $ 94,029
Foreign currency translation adjustment                            (29)        (2,146)          (845)
                                                            ----------------------------------------
Comprehensive income (loss)                                   $ 52,799       $(97,804)      $ 93,184
                                                            ========================================

The component of accumulated other comprehensive income, net of related tax is as follows:

Foreign currency translation adjustment                       $ (2,256)      $ (2,227)      $    (81)
                                                            ========================================

Employee Stock Plans
Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company accounts for stock-based employee compensation arrangements under the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income (loss) and earning (loss) per share as if the fair value method prescribed by SFAS No. 123 had been applied in measuring employee compensation expense. See Note 9, Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements
Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS changes the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Company has adopted the provisions of SFAS No. 131 for the year ended December 31, 1998. Adoption of SFAS No. 131 did not have a material impact on the Company's consolidated financial statements.

In June 1998, the FASB released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is still in the process of assessing the impact of SFAS No. 133 on its financial statements.

                             NOVELLUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

The currently estimated total purchase price of $148.3 million consisted of a cash payment of $145.5 million to Varian and $2.8 million of related acquisition expenses. The purchase price is dependent on the results of the audit of the TFS pre-acquisition financial statements. The Company has disputed the results of the audit of the pre-acquisition financial statements and in accordance with the purchase agreement, has demanded arbitration in order to resolve the disputes over the purchase price of TFS. Adjustments to the estimated purchase price, if any, could ultimately be determined through arbitration. The Company expects that any adjustment to the purchase price, as a result of such arbitration, would not have a material effect on the Company's business, financial condition or results of operations. Acquired assets and liabilities were recorded at their estimated fair values at the date of the acquisition. The aggregate purchase price, plus related acquisition expenses, have been allocated to the assets and liabilities acquired based on independent valuations. Amounts allocated to in-process research and development of approximately $119.2 million were written-off at the acquisition date, representing an estimated value (using risk-adjusted cash flows, discounted at 35%) of development programs that have not yet reached technological feasibility. Amounts allocated to developed technology, $11.7 million, and workforce in place, $1.0 million, are being amortized on a straight line basis over periods of seven and three years, respectively.

As a result of the acquisition of TFS the Company recorded restructuring and other costs of $14.2 million comprised primarily of write-offs of duplicative assets and the cost of exiting certain facilities. All of these actions were completed in the year ended December 31, 1998. As of December 31, 1998, the Company had made $2.6 million of cash payments relating primarily to lease payments. The components of the restructuring and other costs are summarized as follows (in thousands):

                                                            Total
                                                         Restructuring               Balance at
                                                           and Other    Spending/   December 31,
                                                             Costs       Charges       1998
                                                         ---------------------------------------
          Duplicative machinery and equipment               $ 9,039      $ 9,039        $0
          Lease commitments and leasehold improvements      $ 3,143      $ 3,143        $0
          Other exiting costs                               $ 2,061      $ 2,061        $0
                                                         ---------------------------------------
                                                            $14,243      $14,243        $0
                                                         =======================================


The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of TFS had occurred at the beginning of fiscal 1996 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 1996 or of results which may occur in the future (in thousands, except per share data).

                                                               1997          1996
                                                         ------------------------
          Net sales                                        $584,453      $666,403
          Income before provision for income taxes(1)      $  3,345      $158,481
          Net income(1)                                    $  2,208      $103,013
          Basic earnings per share(1)                      $   0.07      $   3.20
          Diluted earnings per share(1)                    $   0.06      $   3.12

(1) Amounts exclude the $119.2 million relating to the in-process research and development charge and the $14.2 million restructuring costs recorded in the second quarter of 1997, as a result of the acquisition.


The effects of the TFS acquisition on the 1997 consolidated statement of cash flows were as follows (in thousands):

          Working capital acquired                          $  (2,117)
          Property, plant and equipment                        18,498
          Intangible assets                                    12,698
          In-process research and development                 119,246
                                                            ---------
          Total purchase price                              $ 148,325
                                                            =========

                             NOVELLUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

                                         1998                           1997
                             -------    -----      -----      -------   -----       ------
                             NOTIONAL  CARRYING  ESTIMATED   NOTIONAL  CARRYING   ESTIMATED
                              AMOUNT    AMOUNT   FAIR VALUE   AMOUNT    AMOUNT    FAIR VALUE
                           ---------------------------------------------------------------
Sell foreign currency,       $21,410    $(166)     $(961)     $31,522   $(239)      $1,124
primarily yen

The fair value of the Company's foreign forward exchange contracts are calculated based upon the related foreign exchange rate at the end of December 31, 1998 and 1997, respectively.

Available-for-Sale Securities
The Company currently invests in only high quality, short-term investments which it classifies as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair value at December 31, 1998 and 1997. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses for both years have been minimal. All investments held at December 31, 1998 are due in less than one year.

The following table presents the estimated fair value of the Company's investments by balance sheet classification at December 31 (in thousands):

                                                                       1998         1997
                                                                 -----------------------
          Institutional money market funds                         $ 36,373      $35,868
          Commercial paper                                           44,851       23,397
                                                                 -----------------------
                Amounts included in cash and cash equivalents        81,224       59,265
                                                                 -----------------------
          Commercial paper                                           11,129       34,320
          Certificates of deposits                                    2,499        4,504
          Auction rate preferred stock                                3,200           --
          Corporate securities                                       29,763           --
          U.S. Treasury securities and obligations of
             U.S. Government Agencies                                 3,003           --
                                                                 -----------------------
                Amounts included in short-term investments           49,594       38,824
                Total available-for-sale securities                $130,818      $98,089
                                                                 =======================

Fair Value of Other Financial Instruments
The carrying and estimated fair values of the Company's other financial instruments were as follows at December 31 (in thousands):

                                                      1998                     1997
                                             ------------------------------------------------
                                              Carrying    Estimated     Carrying    Estimated
                                                 Value   Fair Value        Value   Fair Value
                                             ------------------------------------------------
Cash and cash equivalents                      $81,224      $81,224      $59,265      $59,265
Current obligations under lines of credit      $12,986      $12,986      $11,652      $11,652
Long-term debt                                 $65,000      $65,000      $65,000      $65,000

The fair values of the Company's short-term investments are based on quoted market prices as of December 31, 1998 and 1997. The fair value of the Company's obligations under lines of credit and long-term debt are based on current rates offered to the Company for similar debt instruments of the same remaining maturities.


NOTE 4     LINES OF CREDIT

The Company has lines of credit with three banks under which the Company can borrow up to $14.0 million at the banks' prime rates (1% to 7.75% at December 31, 1998), which expire at various dates through June 2002. The lines restrict payment of cash dividends on the Company's common stock. A portion of this facility ($13.0 million at December 31, 1998) are available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At December 31, 1998 and 1997, there were borrowings by the Japanese subsidiary under lines of credit of $13.0 million and $11.7 million respectively, at annual weighted average interest rates of 1.52% and 1.02%, respectively. All borrowings under the line of credit were by Nippon Novellus.

                             NOVELLUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 5     LONG TERM DEBT

In June 1997, the Company entered into a five year, $125 million, Senior Credit Facility structured as an unsecured revolving credit line. Borrowings at the option of the Company, bear interest at either a base rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin for interest periods of one to six months. As of December 31, 1998, total borrowings under the senior credit facility were $65 million. The weighted average interest rate at December 31, 1998 was approximately 6.5%. The Senior Credit Facility requires the Company maintain compliance with certain financial covenants. At December 31, 1998, the Company was in compliance with these financial covenants. The Senior Credit Facility currently prohibits the Company from paying dividends on its common stock.


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

In addition to a request for a permanent injunction against further infringement, the Applied Complaint and Applied's counterclaims to the Company Complaint include requests for damages for alleged prior infringement and treble damages for alleged "willful" infringement. In connection with the consummation of the TFS purchase, Varian agreed, under certain circumstances, to reimburse the Company for certain of its legal and other expenses in connection with the defense and prosecution of this litigation, and to indemnify the Company for a portion of any losses incurred by the Company arising from this litigation (including losses resulting from a permanent injunction). The Company and Varian believe that there are meritorious defenses to Applied's allegations, including among other things, that the Company's operations (including TFS products and systems) do not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. However, the resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with Applied will not have a material adverse effect on the Company's business or results of operations (taking into account both the defenses available to the Company and Varian's reimbursement and indemnity obligations), there can be no assurances that Applied will not ultimately prevail in this dispute and that, in such an event, Varian's reimbursement and indemnity obligations will not be sufficient to fully reimburse the Company for its losses. If Applied were to prevail in this dispute, it could have a material adverse effect on the Company's business or results of operations.

The Company Complaint against Applied also includes requests for damages for prior infringement and treble damages for "willful" infringement, in addition to a request for a permanent injunction for further infringement. Although the Company believes that it will prevail against Applied, there can be no assurances that the Company will prevail in its litigation against Applied. If Applied were to prevail against the Company Complaint, it will unlikely, but could, have a material adverse effect on the Company's business or results of operations.

Semitool Litigation
On August 10, 1998, Semitool sued the Company for patent infringement in the United States District Court for the Northern District of California. Semitool alleges that the Company's SABRE(TM) copper deposition system infringes two Semitool patents, U.S. Patent No. 5,222,310, issued June 29, 1993, entitled "Single Wafer Processor with a Frame," and U.S. Patent No. 5,377,708, issued January 3, 1995, entitled "Multi-Station Semiconductor Processor with Volatilization." Semitool seeks an injunction against the Company's manufacture and sale of SABRE(TM) systems, and seeks damages for past infringement. Semitool also seeks trebled damages for alleged willful infringement. Semitool also seeks its attorneys' fees and COSTS, and interest on any judgement.

                             NOVELLUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

The Company believes that there are meritorious defenses to Semitool's allegations, including among other things, that the Company's operations (including SABRE(TM) products and systems) do not infringe the Semitool Patents and/or that the Semitool Patents are invalid and/or unenforceable. But the resolution of intellectual property disputes is often fact intensive and, like most other litigation matters, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with Semitool will not have a material adverse effect on the Company's business or results of operations (taking into account the defenses available to the Company), there can be no assurances that Semitool will not ultimately prevail in this dispute. If Semitool were to prevail in this dispute, it could have a material adverse effect on the Company's business or results of operations.

Other Matters
In addition, in the normal course of business, the Company from time to time receives inquiries with regard to possible other patent infringements. The Company believes it is unlikely that the outcome of the patent infringement inquiries will have a material adverse effect on the Company's financial position or results of operations.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although the Company is not aware of any infringement by its products of any patents or proprietary rights of others except as claimed by Applied and Semitool, further commercialization of the Company's products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's financial condition and results of operations.


NOTE 7     BAD DEBT WRITE-OFF

In June 1997, the Company determined that due to the financial difficulties facing one of its customers an outstanding accounts receivable balance was at risk for collection. Accordingly, the Company recorded a write-off of $17.7 million, representing the outstanding accounts receivable balance and other related expenses for the repossession of its equipment. See Note 12, Notes to the Consolidated Financial Statements.


NOTE 8     COMMITMENTS

The Company leases its facilities under operating leases, that expire through 2002. As of December 31, 1998, the minimum annual rental commitments are as follows (in thousands):

           1999                         $ 15,892
           2000                           14,840
           2001                           13,763
           2002                          226,416
           2003                            1,898
           Beyond                             40
                                        --------
                                         272,849
           Less future sublease
              income                     (80,174)
                                        --------
                                        $ 192,675
                                        ========


Rent expense was approximately $12.8 million, $7.2 million, and $4.1 million for the years ended December 31, 1998, 1997, and 1996, respectively, net of sublease income of $2.1 million, $1.5 million and $0.6 million for the years ended December 31, 1998, 1997, and 1996, respectively.

The Company has lease agreements on twelve properties and 6.4 acres of undeveloped land. The agreements are for five years each with the option to extend for an additional two years at an interest rate that approximates LIBOR. At current interest rates, the annual lease payments total approximately $12.7 million. During the terms of the leases, the Company may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable. The guaranteed residual amount under the lease agreements is approximately $204.5 million. These leases contain certain restrictive financial covenants. The Company was in compliance with these covenants at December 31, 1998.

                             NOVELLUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 9     EMPLOYEE BENEFIT PLANS

Employee Stock Option Plans
The Company grants options to employees under the 1984 and 1992 Stock Option Plans ("the Plans"). Under the Plans, options to purchase up to 16.2 million shares of the Company's common stock may be granted at not less than fair market value. Options generally vest ratably over a four year period on the anniversary date of the grant or as determined by the Board of Directors. Stock options expire ten years after date of grant. At December 31, 1998, approximately 869,000 shares were reserved for future issuance under the Employee Stock Option Plans and options to purchase 1.7 million shares were exercisable at a weighted average exercise price of $28.84.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no expense has been recognized for options granted to employees under the Plans. Had compensation expense for the Company's plans been determined based on the fair value at the grant date for awards made subsequent to December 15, 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                       1998            1997           1996
                                                   --------      ----------       --------
Net income (loss) as reported                      $ 52,828      $  (95,658)      $ 94,029
Pro forma net income (loss)                        $ 38,196      $ (107,940)      $ 86,791
Basic earnings (loss) per share as reported        $   1.55      $    (2.88)      $   2.92
Diluted earnings (loss) per share as reported      $   1.51      $    (2.88)      $   2.85
Pro forma basic earnings (loss) per share          $   1.12      $    (3.25)      $   2.70
Pro forma diluted earnings (loss) per share        $   1.09      $    (3.25)      $   2.63

In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants made in 1998, 1997 and 1996:

                                           1998            1997          1996
                                      ---------       ---------     ---------
Dividend yield                             None            None          None
Expected volatility                        0.63            0.61          0.56
Risk free interest rate                   5.14%           5.92%         5.98%
Expected lives                        3.2 years       3.0 years     2.9 years

The weighted average fair value of options granted during the year were $19.31, $16.91 and $10.73 for 1998, 1997 and 1996, respectively. The pro forma net income (loss) and earnings (loss) per share listed above include expense related to the Company's Employee Stock Purchase Plans. The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to December 31, 1995, the pro forma effect will not be fully reflected until 1999. The fair value of issuance's under the employee stock purchase plans is estimated on the issuance date using the Black-Scholes model with the following weighted average assumptions for issuance's made in 1998, 1997 and 1996:

                                           1998            1997          1996
                                      ---------       ---------     ---------
Dividend yield                             None            None          None
Expected volatility                        0.74            0.51          0.60
Risk free interest rate                    5.5%            5.5%          5.8%
Expected lives                         1/2 year        1/2 year      1/2 year


The weighted average fair value of purchase rights granted during the year were $12.51, $7.05 and $6.91 for 1998, 1997 and 1996, respectively.

                             NOVELLUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


Information with respect to stock option activity is as follows:
(in thousands, except per share data)

                                                                                   Weighted Average
                                   Authorized  Outstanding     Price per Share      Exercise Price
                                 --------------------------------------------------------------------
Balance at December 31, 1995            301        4,079       $  0.20 -- $41.63       $   19.42
       Additional authorization       1,360           --               --
       Options granted               (1,770)       1,770       $ 18.19 -- $30.13       $   26.19
       Options exercised                 --         (652)      $  4.19 -- $28.63       $    7.78
       Options canceled                 384         (470)      $  0.20 -- $41.63       $   24.71
                                 --------------------------------------------------------------------
Balance at December 31, 1996            275        4,727       $  4.19 -- $41.63       $   23.06
       Additional authorization       1,320           --               --
       Options granted               (1,478)       1,478       $ 26.63 -- $58.88       $   38.30
       Options exercised                 --       (1,070)      $  4.19 -- $41.63       $   13.97
       Options canceled                 506         (506)      $  4.19 -- $58.88       $   30.31
                                 --------------------------------------------------------------------
Balance at December 31, 1997            623        4,629       $  7.00 -- $58.88       $   29.24
       Additional authorization       1,100           --               --
       Options granted               (1,259)       1,259       $ 23.69 -- $49.25       $   42.21
       Options exercised                 --         (618)      $ 22.88 -- $59.00       $   20.53
       Options canceled                 405         (405)      $ 16.00 -- $58.88       $   33.36
                                 --------------------------------------------------------------------
Balance at December 31, 1998            869        4,865       $  8.63 -- $58.88        $   33.36


The following table summarizes information about stock options outstanding at December 31, 1998 (share information in thousands):

                          Options Outstanding                             Options Exercisable
--------------------------------------------------------------------  -------------------------------
                       Options          Weighted                          Options
                   Outstanding at  Average Remaining   Weighted        Exercisable at   Weighted
    Range of        December 31,   Contractual Life     Average          December 31,    Average
Exercise Prices        1998            (years)       Exercise Price          1998     Exercise Price
--------------------------------------------------------------------  -------------------------------
$ 8.63 - $24.75         856              7.19            $20.32               358         $17.50
$24.91 - $27.88         895              6.86            $26.81               461         $26.33
$28.25 - $31.09         817              7.54            $30.07               424         $30.05
$32.13 - $37.13         821              8.64            $33.88               216         $33.50
$37.50 - $48.75         688              7.86            $42.00               235         $41.43
$49.25 - $58.88         788              9.80            $50.29                26         $57.26
--------------------------------------------------------------------  -------------------------------
$  8.63 - $58.88      4,865              7.95            $33.36             1,720         $28.84
--------------------------------------------------------------------  -------------------------------

Employee Stock Purchase Plans
In December 1988 and May 1992, the Company adopted qualified Employee Stock Purchase Plans under Sections 421 and 423 of the Internal Revenue Code and reserved 400,000 and 300,000 shares of common stock for issuance under the plans, respectively. In April 1998, the Board of Directors approved an amendment to the Purchase Plan increasing the number of shares available for issuance thereunder from 700,000 shares to 950,000 shares. Under the two plans, qualified employees are entitled to purchase shares at 85% of the fair market value on specified dates. There were approximately 168,000, 145,000, and 128,000 shares issued under the two plans in 1998, 1997, and 1996, respectively. At December 31, 1998, approximately 185,000 shares were reserved for future issuance under the Employee Stock Purchase Plan.

Common Stock Repurchase Program
In October 1992 and January 1996, the Company announced it would repurchase 1,400,000 and 2,000,000 shares, respectively, of common stock for issuance in future Company employee benefit and compensation plans and other requirements. During 1997, the Company repurchased 6,000 shares under the program, and had purchased a total of 1,568,000 shares as of December 31, 1997. During 1998, the Company repurchased 9,000 shares under the program, and had purchased a total of 1,577,000 shares as of December 31, 1998.

Employee Savings and Retirement Plan
The Company maintains a 401(k) retirement savings plan for its full-time employees. Participants in the plan may contribute up to 20% of their annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code.

Profit Sharing and Bonus Programs
The Company has profit sharing and bonus programs that distribute cash based on the performance of the Company and its employees, including the executive officers. Charges to operations under these programs were $5.5 million, $8.0 million, and $10.2 million in 1998, 1997, and 1996, respectively.

                             NOVELLUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 10        TAXES ON INCOME (LOSS)

Significant components of the provision (benefit) for income taxes attributable to operations are as follows (in thousands):

                                                                 1998           1997          1996
                                                           ---------------------------------------
State
           Current                                           $  1,794       $     --       $ 6,145
           Deferred                                               452         (5,248)          222
                                                           ---------------------------------------
                                                                2,246         (5,248)        6,367
Federal
           Current                                              4,715          3,376        38,701
           Deferred                                            13,175        (31,978)        1,545
                                                           ---------------------------------------
                                                               17,890        (28,602)       40,246
Foreign
           Current                                              2,355            751           984
Income tax benefits attributable to employee stock plan
        activity allocated to shareholders' equity              4,728          7,624         3,034
                                                           ---------------------------------------
Total provision (benefit) for income taxes                   $ 27,219       ($25,475)      $50,631
                                                           =======================================

Pre-tax income (loss) from foreign operations was $4.4 million, $2.2 million, and $(2.1) million in 1998, 1997 and 1996, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                           1998            1997
                                                     --------------------------
Deferred tax assets:
           Financial valuation accounts                $  4,525        $  5,377
           Expenses not currently deductible             18,741          26,774
           Other                                          8,369           7,173
           Capitalized In-Process R&D                    34,575          39,606
                                                     --------------------------
Subtotal                                                 66,210          78,930
           Valuation allowance                          (16,924)        (20,024)
                                                     --------------------------
Total deferred tax assets                                49,286          58,906
                                                     --------------------------
Deferred tax liabilities:
            Fixed assets                                (11,175)         (7,167)
                                                     --------------------------
Total net deferred tax assets                          $ 38,111        $ 51,739
                                                     ==========================

The provision (benefit) for income taxes differs from the provision (benefit) calculated by applying the federal statutory tax rate to income (loss) before taxes because of the following (in thousands):

                                                 1998           1997           1996
                                           ----------------------------------------
Expected provision (benefit) at 35%          $ 28,016       $(42,397)      $ 50,631
State taxes, net of federal benefit             1,460         (2,924)         4,200
Research and development credits               (1,530)          (665)          (500)
Foreign sales corporation benefit                (430)          (365)        (4,300)
Unbenefitted in-process R&D                        --         19,477             --
Valuation allowance increase/(decrease)        (3,100)            --             --
Other                                           2,803          1,399            600
                                           ----------------------------------------
                                             $ 27,219       $(25,475)      $ 50,631
                                           ========================================

                             NOVELLUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 11        GEOGRAPHIC INFORMATION REPORTING AND MAJOR CUSTOMERS


The Company operates in one segment as it manufactures, markets and services advanced automated wafer fabrication systems for the deposition of thin films within the semiconductor equipment market. The Company is a supplier of high productivity deposition systems used in the fabrication of integrated circuits. All products and services are marketed within the geographic regions in which the Company operates. The Company's current product offerings qualify for aggregation under SFAS 131 as its products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.

The following is a summary of operations in geographic areas (in thousands):

                                            NORTH
                                           AMERICA       EUROPE   PACIFIC RIM   ELIMINATIONS CONSOLIDATED
                                         ---------------------------------------------------------------
1998
Sales to unaffiliated customers           $ 468,204     $ 2,063     $ 48,511     $       --    $ 518,778
Transfers between geographic locations       12,301       5,962       11,137        (29,400)          --
                                         ---------------------------------------------------------------
Total net sales                           $ 480,505     $ 8,025     $ 59,648     $  (29,400)   $ 518,778
Operating income (loss)                   $  78,598     $  (971)    $  6,770     $       --    $  84,397
                                         ===============================================================
Long-lived assets                         $ 107,629     $   232     $  8,503     $       --    $ 116,364
All other identifiable assets               383,210       2,162       50,203             --      435,575
                                         ===============================================================
Total assets                              $ 490,839     $ 2,394     $ 58,706     $       --    $ 551,939
                                         ===============================================================

1997
Sales to unaffiliated customers           $ 480,388     $ 5,908     $ 47,708     $       --    $ 534,004
Transfers between geographic locations       33,347       2,908       11,094        (47,349)          --
                                         ---------------------------------------------------------------
Total net sales                             513,735       8,816       58,802        (47,349)     534,004
Operating income (loss)                   $(126,044)    $   885     $  1,083     $       --    $(124,076)
                                         ===============================================================
Long-lived assets                         $  96,471     $   184     $  9,360     $       --    $ 106,015
All other identifiable assets               333,099       5,798       48,388             --      387,285
                                         ===============================================================
Total assets                              $ 429,570     $ 5,982     $ 57,748     $       --    $ 493,300
                                         ===============================================================

1996
Sales to unaffiliated customers           $ 387,396     $ 4,336     $ 70,004     $       --    $ 461,736
Transfers between geographic locations       59,771       2,377        9,438        (71,586)          --
                                         ---------------------------------------------------------------
Total net sales                             447,167       6,713       79,442        (71,586)     461,736
Operating income (loss)                   $ 137,887     $   203     $ (1,837)    $       --    $ 136,253
                                          =========     =======     ========     ==========    =========
Long-lived assets                         $  59,100     $   121     $  9,009     $       --    $  68,230
All other identifiable assets               348,372       1,380       41,805             --      391,557
                                          =========     =======     ========     ==========    =========
Total assets                              $ 407,472     $ 1,501     $ 50,814     $       --    $ 459,787
                                          =========     =======     ========     ==========    =========


Revenue in each geographic area is recognized upon shipment from the locations within a designated geographic region. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. No customers exceeded 10% of net sales in 1998 or 1997. In 1996, sales to one customer (a distributor) was approximately 12% of net sales. Export sales were 51% of net sales in 1998, 47% of net sales in 1997, and 64% of net sales in 1996.

NOTE 12    RELATED PARTY TRANSACTIONS

At December 31, 1998 the Company had outstanding notes receivable from one of its officers, totaling $1.5 million. The notes incur interest at 6.0% per year, compounded semi-annually, and is repayable in July 2000. This amount represents the highest amount owing from the officer during the year.

During 1997 and 1996, the President of Submicron Technology, Inc. (Submicron), which was one of the Company's customers, was also a member of the Company's Board of Directors.

For the years ended December 31, 1997 and 1996, the Company sold $5.4 million and $20.2 million of CVD systems to Submicron, respectively. Management believes these transactions were under terms no less favorable to the Company than those arranged with other parties. There were no transactions with Submicron in 1998. Trade receivables from Submicron at December 31, 1996 were $10.2 million.

                             NOVELLUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


During the second quarter of 1997, the Company recorded a bad debt write-off of $17.7 million, representing the outstanding accounts receivable balance and other related expenses, (see Note 7, Notes to the Consolidated Financial Statements).

NOTE 13 QUARTERLY FINANCIAL INFORMATION (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE DATA)

1998 QUARTER ENDED                                    MAR 28       JUNE 27         SEPT 26       DEC 31
                                                  ----------     ---------        --------     --------
Net sales                                           $163,214     $ 142,844        $106,704     $106,016
Gross profit                                        $ 89,931     $  78,566        $ 56,082     $ 56,286
Gross profit as a % of sales                              55%           55%             53%          53%
Operating income                                    $ 31,711     $  24,031        $ 11,212     $ 11,994
Net income                                          $ 20,950     $  16,115        $  7,623     $  8,140
Basic earnings per share(2)                         $   0.62     $    0.47        $   0.22     $   0.24
Diluted earnings per share(2)                       $   0.60     $    0.46        $   0.22     $   0.23

Shares used in basic per share calculations(2)        33,816        33,932          34,095       34,298
Shares used in diluted per share calculations(2)      34,857        35,047          34,659       35,384

1997 QUARTER ENDED                                    MAR 29       JUNE 28         SEPT 27       DEC 31
                                                  ----------     ---------        --------     --------
Net sales                                           $101,628     $ 114,466        $155,080     $162,830
Gross profit                                        $ 55,896     $  62,956        $ 82,192     $ 89,394
Gross profit as a % of sales                              55%           55%             53%          55%
Operating income (loss)                             $ 21,523     $(210,504)(1)    $ 31,002     $ 33,903
Net income (loss)                                   $ 15,613     $(153,739)(1)    $ 20,079     $ 22,389
Basic earnings (loss) per share(2)                  $   0.48     $   (4.66)       $   0.60     $   0.66
Diluted earnings (loss) per share(2)                $   0.46     $   (4.66)(3)    $   0.57     $   0.64
Shares used in basic per share calculations(2)        32,760        33,020          33,546       33,700
Shares used in diluted per share calculations(2)      34,274        33,020          35,276       34,984


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


NOTE 14    SUBSEQUENT EVENT (UNAUDITED)

On February 24, 1999, the Company sold 3,860,000 shares of Common Stock at $67.50 per share. The Company granted the underwriter a 30-day option to purchase up to an additional 579,000 shares of common stock to cover overallotments, if any. The net proceeds to the Company, not including the overallotment option totaled approximately $255.3 million.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Shareholders and Board of Directors
Novellus Systems, Inc.

We have audited the accompanying consolidated balance sheets of Novellus Systems, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novellus Systems, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                            /s/ ERNST & YOUNG LLP

San Jose, California
January 18, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under "Proposal No. 1:
Election of Directors," "Other Information - Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Definitive Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under "Other Information - Executive Compensation" in the Company's Definitive Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under "Other Information - Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under "Other Information - Certain Transactions" in the Company's Definitive Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Report:

        (1)    Financial Statements and Report of Ernst & Young LLP, Independent Auditors

               Consolidated Statements of Operations - Years Ended December 31, 1998, 1997 and 1996                23

               Consolidated Balance Sheets at December 31, 1998 and 1997                                           24

               Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996                25

               Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1998, 1997 and 1996      26

               Notes to Consolidated Financial Statements                                                          27

               Report of Ernst & Young LLP, Independent Auditors                                                   39

        (2)    Financial Statement Schedules

               The following financial statement schedule is included herein:

               Schedule II - Valuation and Qualifying Accounts                                                     43

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

        3.2        Form of Bylaws of Registrant as amended

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

        10.17(3) Distribution Agreement dated April 1, 1991 between Registrant and Seki Technotron Corporation.

                                   SCHEDULE II
                             NOVELLUS SYSTEMS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                       BALANCE AT                              BALANCE AT
                                        BEGINNING   CHARGED TO                        END
DESCRIPTION                             OF PERIOD     EXPENSE    DEDUCTIONS     OF PERIOD
                                     -----------------------------------------------------
Year Ended December 31, 1996
     Allowance for Doubtful Accounts      $2,196      $   581      $    --         $2,777

Year Ended December 31, 1997
     Allowance for Doubtful Accounts       2,777       16,370       15,600(1)       3,547

Year Ended December 31, 1998
     Allowance for Doubtful Accounts      $3,547      $   452      $   864         $3,135



(1) $15.6 million write-off of the outstanding account from Submicron, total charge $17.7 million, see Note 7, Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 8th day of March, 1998.

               NOVELLUS SYSTEMS, INC.


                    By: /s/Robert H. Smith
                       --------------------------
                           Robert H. Smith
                           EXECUTIVE VICE PRESIDENT, FINANCE AND ADMINISTRATION, PRINCIPAL FINANCIAL OFFICER AND SECRETARY


                    By: /s/J. Michael Dodson
                       --------------------------
                           J. Michael Dodson
                           VICE PRESIDENT AND CORPORATE CONTROLLER
                           (PRINCIPAL ACCOUNTING OFFICER)



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

SIGNATURE                               CAPACITY                                               DATE
-------------------------------         ----------------------------------------------------   --------------

/s/Richard S. Hill                      Chairman of the Board of Directors                     March 5, 1999
-------------------------------            President and Chief Executive Officer
Richard S. Hill


/s/Robert H. Smith                      Executive Vice President, Finance and Administration,  March 5, 1999
-------------------------------            Chief Financial Officer and Secretary
                                          (Principal Financial and Accounting Officer)
Robert H. Smith


/s/D. James Guzy                        Director                                               March 5, 1999
-------------------------------
D. James Guzy


/s/Tom Long                             Director                                               March 5, 1999
-------------------------------
Tom Long


/s/Glen Possley                         Director                                               March 5, 1999
-------------------------------
Glen Possley


/s/J. David Lister                      Director                                               March 5, 1999
-------------------------------
J. David Lister


/s/William R. Spivey                    Director                                               March 5, 1999
-------------------------------
William R. Spivey

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
------                           -----------

        3.1(5)     Amended and Restated Articles of Incorporation of Registrant.

        3.1.1      Amendment to the Restated Articles of Incorporation of
                   Registrant

        3.2        Form of Bylaws of Registrant as amended

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

        10.17(3) Distribution Agreement dated April 1, 1991 between Registrant and Seki Technotron Corporation.

        10.19.1 Seki Technotron Corporation Termination Agreement dated July 22, 1998

        *10.20(3)  Registrant's Amended and Restated 1984 Stock Option Plan,
                   together with forms of agreements thereunder

        *10.21(5)  Registrant's 1992 Stock Option Plan, together with forms of agreements thereunder

        *10.22(4)  Registrant's 1992 Employee Stock Purchase Plan

        *10.23(1)  Form of Agent Indemnification Agreement and amendment thereto

        *10.24(2)  Employment Agreement dated June 1, 1989 between Registrant and Evert van de Ven

        *10.25(4)  Employment Agreement dated as of June 15, 1992 between the
                   Registrant and Peter Hanley

        *10.26(5)  Offer Letter Agreement dated November 1, 1993 between
                   Registrant and Richard S. Hill

        *10.27 Employment Agreement dated October 1, 1998 between Registrant and Richard S. Hill

        22.1       Subsidiaries of Registrant

        23.1       Consent of Ernst & Young LLP, Independent Auditors

        24.1       Power of Attorney (see page 39)

        27.1       Financial Data Schedule

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

        (7) Incorporated by reference to the Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (8) Incorporated by reference to the Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 1997.

        (9) Incorporated by reference to the Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

(b) Report on Form 8-K, filed by the Company on February 26, 1999, with respect to the underwriting agreement between the Company and Hambrecht & Quist, LLC relating to the public offering by the Company of 3,860,000 shares of its Common Stock (plus an underwriters over-allotment option of up to 579,000 additional shares).

        *    Management contracts or compensatory plans or arrangements.