Form 10-Q
period 1999-03-27
NOVELLUS SYSTEMS INC
filed 1999-05-11
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 27, 1999

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

4000 North First Street
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


        YES  [X]    NO [ ]

As of April 30, 1999 38,768,875 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 27, 1999



                                      INDEX

Part I:    Financial Information

           Item 1: Condensed Consolidated Financial Statements             Page
                   Condensed Consolidated Balance Sheets at
                   March 27, 1999 and December 31, 1998.                    3



                   Condensed Consolidated Statements of Income
                   for the three months ended March 27, 1999
                   and March 28, 1998.                                      4



                   Condensed Consolidated Statements of Cash Flows for
                   the three months ended March 27, 1999
                   and March 28, 1998.                                      5



                   Notes to Condensed Consolidated Financial
                   Statements.                                              6


           Item 2: Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                               9


           Item 3: Quantitative and Qualitative Disclosure About
                   Market Risks                                             16


Part II:   Other Information


           Item 1: Legal Proceedings                                        17

           Item 6: Exhibits and Reports on Form 8-K                         17



Signatures                                                                  17

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

-------------------------------------------------------------------------------------
Assets                                                     March 27,        December 31,
                                                             1999             1998 (1)
                                                          (unaudited)
--------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                $ 154,220         $  81,224
  Short-term investments                                     185,810            49,594
  Accounts receivable, net                                   152,945           173,364
  Inventories                                                 77,625            69,223
  Deferred taxes                                              20,901            21,003
  Prepaid and other current assets                             5,668             4,687
                                                           ---------------------------
       Total current assets                                  597,169           399,095

Property and equipment:
  Machinery and equipment                                    115,832           113,268
  Furniture and fixtures                                       9,759             8,295
  Leasehold improvements                                      52,578            52,237
                                                           ---------------------------
                                                             178,169           173,800
  Less accumulated depreciation and amortization              74,904            68,221
                                                           ---------------------------
                                                             103,265           105,579
Long-term deferred taxes                                      16,660            17,516
Other assets                                                  32,746            29,749
                                                           ---------------------------
       Total Assets                                        $ 749,840         $ 551,939
                                                           ===========================
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                         $  25,021         $  30,966
  Accrued payroll and related expenses                        10,986            13,138
  Accrued warranty                                            24,084            25,872
  Other accrued liabilities                                   19,790            23,720
  Income taxes payable                                         1,974             4,792
  Current obligations under lines of credit                   12,696            12,986
                                                           ---------------------------
       Total current liabilities                              94,551           111,474

Long-term debt                                                    --            65,000
Commitments and contingencies
Shareholders' equity:
   Common stock                                              446,947           176,140
   Retained earnings                                         210,996           201,581
   Accumulated other comprehensive income (loss)              (2,654)           (2,256)
                                                           ---------------------------
       Total shareholders' equity                            655,289           375,465
                                                           ---------------------------
         Total Liabilities and Shareholders' Equity        $ 749,840         $ 551,939
                                                           ===========================



See accompanying notes.


(1) Derived from the December 31, 1998 audited financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------
(in thousands, except per share data)              Three Months Ended
(unaudited)                                     March 27,       March 28,
                                                  1999            1998
------------------------------------------------------------------------
Net sales                                       $115,231        $163,214
Cost of sales                                     54,097          73,283
                                                ------------------------
      Gross profit                                61,134          89,931
Operating expenses
    Research and development                      26,544          30,872
    Selling, general and administrative           21,871          27,348
                                                ------------------------
      Total operating expenses                    48,415          58,220
                                                ------------------------

Operating income                                  12,719          31,711
Interest income, net                               1,348              31
                                                ------------------------
Income before provision for income taxes          14,067          31,742

Provision for income taxes                         4,642          10,792
                                                ------------------------
Net income                                      $  9,425        $ 20,950
                                                ========================

Basic net income per share                      $   0.26        $   0.62
                                                ========================

Diluted net income per share                    $   0.25        $   0.60
                                                ========================

Shares used in basic calculation                  35,976          33,816
                                                ========================

Shares used in diluted calculation                37,798          34,857
                                                ========================

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------
(in thousands)                                                         Three Months Ended
(unaudited)                                                       Mar. 27,           Mar. 28,
                                                                     1999              1998
---------------------------------------------------------------------------------------------
Cash flows provided by operating activities:
   Net income                                                     $   9,425         $  20,950
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Deferred income taxes                                               958            (1,321)
    Depreciation and amortization                                     6,683             5,294
Changes in operating assets and liabilities
    Accounts receivable                                              20,419           (49,471)
    Inventories                                                      (8,600)           (2,791)
    Prepaid and other current assets                                   (981)            1,638
    Accounts payable                                                 (5,945)           29,992
    Accrued payroll and related expenses                             (2,152)           (6,317)
    Accrued warranty                                                 (1,788)            1,745
    Other accrued liabilities                                        (3,930)              511
    Income taxes payable                                              1,611            11,000
                                                                  ---------------------------
       Total adjustments                                              6,275            (9,720)
                                                                  ---------------------------
       Net cash provided by operating activities                     15,700            11,230
                                                                  ---------------------------
Cash flows from investing activities:
    Maturities and sales (purchases) of available-for-sale
      Debt Securities, net                                         (136,216)            3,747
    Capital expenditures                                             (4,568)          (12,219)
    Decrease (increase) in other assets                              (2,997)              555
                                                                  ---------------------------
       Net cash used for investing activities                      (143,781)           (7,917)
                                                                  ---------------------------
Cash flows from financing activities:
     Payments on lines of credit, net                               (65,290)               (9)
     Repurchase of common stock                                         (11)              (90)
     Proceeds from sale of common stock                             266,378             3,104
                                                                  ---------------------------
       Net cash provided by financing activities                    201,077             3,005
                                                                  ---------------------------
Net increase in cash and cash equivalents                            72,996             6,318
Cash and cash equivalents at the beginning of the period             81,224            59,265
                                                                  ---------------------------
Cash and cash equivalents at the end of the period                $ 154,220         $  65,583
                                                                  ===========================
Supplemental Disclosures
Cash paid during the period for:
   Interest                                                       $     918         $   1,188
   Income taxes                                                   $     503         $      --
Other noncash charges:
   Income tax benefits from employee stock plans                  $   4,429         $     213


See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 27, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):


--------------------------------------------------------------------------------
                                             Mar. 27, 1999         Dec. 31, 1998
--------------------------------------------------------------------------------
Purchased parts                                    $56,488               $50,591
Work-in-process                                     17,380                13,005
Finished goods                                       3,757                 5,627
                                                   -------               -------
                                                   $77,625               $69,223
                                                   =======               =======

3. LINES OF CREDIT

The Company has lines of credit with three banks which expire at various dates through 2002 under which the Company can borrow up to $13,696,000 at the banks' prime rate. A portion of this facility ($12,696,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. ("Nippon Novellus") Borrowings by the subsidiary are at the banks' offshore reference rate. At March 27, 1999 and December 31, 1998, the amounts outstanding were $12.7 and $13.0 million, respectively. All borrowings outstanding under the line of credit were by Nippon Novellus.

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

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                        ------------------------
                                                           Three Months Ended
                                                        Mar. 27,         Mar. 28,
                                                         1999              1998
                                                        ------------------------
Numerator:
    Net income                                          $ 9,425          $20,950

Denominator:
    Denominator for basic earnings per
        share-weighted-average shares
        outstanding                                      35,976           33,816

    Employee stock options                                1,822            1,041
                                                        ------------------------

Denominator for diluted earnings per
    share-adjusted weighted-average
    shares outstanding                                   37,798           34,857
                                                        ========================

Basic earnings per share                                $  0.26          $  0.62
                                                        ========================

Diluted earnings per share                              $  0.25          $  0.60
                                                        ========================


5. LONG-TERM DEBT

In June 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. Borrowings, at the option of the Company, bear interest at either a base rate plus a margin or the London Interbank Offering Rate ("LIBOR") plus a margin for interest periods of one to six months. As of March 27, 1999, borrowings of $65 million under the revolving line of credit which were outstanding at December 31, 1998 were repaid.

The credit facility contains certain restrictive financial covenants. At March 27, 1999, the Company was in compliance with these covenants.

6. COMMITMENTS

The Company has lease agreements on twelve properties. The agreements are for five years each with the option to extend for an additional two years at an interest rate that approximates LIBOR. At current interest rates the annual lease payments total approximately $14.2 million. During the term of the leases, the Company may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable.

These leases contain certain restrictive financial covenants. At March 27, 1999, the Company was in compliance with these covenants.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


7. COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the Statement on Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

The following are the components of comprehensive income:


------------------------------------------------------------------------------
                                                     Three Months Ended
                                               March 27, 1999    March 28, 1998
------------------------------------------------------------------------------
Net income                                           $  9,425          $ 20,950

Foreign currency translation adjustment                  (398)             (635)
                                                     --------          --------
Comprehensive income                                 $  9,027          $ 20,315
                                                     ========          ========

The components of accumulated other comprehensive income (loss), net of related tax are as follows:

-------------------------------------------------------------------------------
                                               March 27, 1999     Dec. 31, 1998
-------------------------------------------------------------------------------
Foreign currency translation adjustment               $(2,654)          $(2,256)
                                                      =======           =======

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended March 27, 1999 were $115.2 million, compared with $163.2 million for the comparable year-ago quarter, and $106.0 million for the immediately preceding quarter. The decrease in net sales from the year-to-year quarter reflects the slowdown in capital spending by semiconductor manufacturers, particularly for capacity purchases. Bookings for the first quarter of 1999 exceeded the 1:1 book to bill ratio. In the second quarter of 1999, the Company anticipates sequential bookings growth, sequential revenue growth, sequential earnings growth, and the book to bill ratio to exceed one to one.

International net sales (including export sales) for the three months ended March 27, 1999, were 59.9% as a percentage of total net sales, which compares to the prior year period of 45.4% and 45.3% for the immediately preceding quarter. The increase from the comparable year ago and immediately preceding quarter relate primarily to higher net sales in Korea.

Gross profit as a percentage of net sales for the three months ended March 27, 1999 and the immediately preceding quarter was 53.1%, compared with 55.1% for the comparable year-ago period. The decrease in gross profit percentage from the year-ago quarter is primarily due to unabsorbed fixed overhead costs from lower shipment volume, partially offset by continuing cost control efforts. The Company anticipates that it will experience competitive pricing pressures in the future which the Company hopes will be offset by cost reduction programs and increasing sales volumes resulting in near term gross margins that are consistent with first quarter levels.

Research and development expenses for the three months ended March 27, 1999 were $26.5 million compared with $30.9 million for the comparable year-ago quarter, and $23.5 million for the immediately preceding quarter. Research and development expenses as a percentage of net sales for the three months ended March 27, 1999 represented 23.0% compared with the 18.9% for the comparable year-ago period, and 22.1% for the immediately preceding quarter. The increases in research and development expenses as a percentage of net sales reflects the Company's increasing commitment to the development of new products, including additional Concept Two modules, advanced PVD systems, electrofill systems, advanced "gap fill" technology, primary conductor metals, low K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers.

Selling, general, and administrative expenses for the three months ended March 27, 1999 were $21.8 million compared with $27.3 million in the comparable year-ago quarter, and $20.8 million from the immediately preceding quarter. Selling, general, and administrative expenses as a percentage of net sales for the three months ended March 27, 1999 were 18.9% compared with 16.8% for the comparable year-ago quarter, and 19.6% for the immediately preceding quarter. The decrease in absolute dollars from the comparable year ago quarter is due to the Company's cost cutting efforts. The increase in absolute dollars from the immediately preceding quarter is related to normal seasonal variations in expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED


Net interest income for the three months ended March 27, 1999 was $1.3 million compared with $31,000 for the comparable year-ago quarter, and $340,000 recorded in the immediately preceding quarter. The increase in net interest income compared with the comparable year-ago quarter and immediately preceding quarter is primarily due to increased average cash and short-term investment balances over the past year. During the three months ended March 27, 1999, the Company completed a secondary public offering of 3.86 million shares of common stock, resulting in net proceeds to the Company of $255.3 million. In addition, long-term borrowings of $65 million were repaid subsequent to the stock offering, which resulted in a reduction of interest expense.

The Company's effective tax rate for the three months ended March 27, 1999 and immediately preceding quarter was 33% compared with 34% for the comparable year-ago period. The decrease in the effective tax rate from the comparable year-ago quarter is due to the increased benefit from research and development tax credits for 1999.

Deferred tax assets were $49.8 and $49.2 million net of valuation allowances of $16.1 and $16.9 million at March 27, 1999 and December 31, 1998, respectively. The Company believes that it is more likely than not that these assets will be realized by an offset against the recognized tax liability of $12.2 and $11.1 million at March 27, 1999 and December 31, 1998, respectively, and by future taxable income.

Net income for the three months ended March 27, 1999 was $9.4 million or $0.25 per share compared with $21.0 million or $0.60 per share for the comparable year-ago period, and $8.1 million or $0.23 per share for the immediately preceding quarter. The sequential quarterly increase in net income was due primarily to increased net sales partially offset by higher research and development expenditures. Net income compared to the prior year quarter is lower in absolute dollars and on a per share basis as a result of lower net sales and increases in research and development spending as a percentage of net sales.

The number of shares used in the per share calculations for the three months ended March 27, 1999 was 37.8 million compared with 34.9 million for the comparable year-ago period and 35.4 million for the immediately preceding period. The increase in shares used compared to the comparable year-ago and immediately preceding quarter is primarily due to an increased number of common stock equivalents resulting from a common stock offering of 3.86 million shares during the three months ended March 27, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED


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

      The Company currently uses standard mass-market vendor supplied software on its desktop systems and laptops. These standard software applications limit the number of information technology vendors that Novellus must work with to ensure Year 2000 readiness. Many of these vendors are still implementing their Year 2000 compliance programs. Novellus maintains maintenance contracts with all information technology vendors and will implement the Year 2000 compliant versions of hardware and/or software as required when those solutions are available. As of March 27, 1999, Novellus believes that its mass-market vendor supplied software is Year 2000 compliant for all of Novellus' business applications. Novellus also uses a third party service provider to provide electronic exchange of data
      (EDI). The vendor software is Year 2000 compliant, therefore, we do not believe we face any significant EDI Year 2000 issues. The Company believes the Company's hardware for workstations, servers, and network routers will be Year 2000 compliant by the end of the second quarter of 1999. As of March 27, 1999, approximately 95% of the Company's hardware and software applications were Year 2000 compliant. However, no assurance can be provided that all such programs will be implemented in a timely manner or that the failure to so implement such programs will not have a material adverse effect on the Company's business, results of operations or financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED


      The Company has already assessed its Year 2000 risk with respect to building automation systems, electronic security systems, utility and water systems. Formal queries to landlords, local fire departments, water and utility providers for the Company's domestic and international locations were sent during March 1999. Novellus believes that the Company's building automation systems, electronic security systems, utility and water systems will be Year 2000 compliant by the end of the second quarter of 1999.

(c)   Suppliers.

      Novellus has contacted those suppliers that could have a material adverse impact on Novellus' ability to provide uninterrupted service to its customers should the IT or Non-IT systems of such suppliers have uncorrected Year 2000 problems.

      By the end of March 1999, 90% of these suppliers had documentation with respect to their Year 2000 readiness on file with Novellus. The remaining 10% are being contacted to complete the Sematech Year 2000 Readiness Supplier Questionnaire or to document their Year 2000 compliance status as is appropriate for their business. However, such documentation does not assure Year 2000 compliance of the IT and Non-IT systems used by such suppliers, but instead provides only a description of their relevant systems and the status of efforts, if any, by such suppliers to make such systems Year 2000 compliant. Accordingly, no assurance can be provided that (a) the IT and Non-IT systems of Company suppliers (including those suppliers who have provided documentation to the Company regarding their Year 2000 compliance) will be Year 2000 compliant, (b) that such documentation accurately and fully reflects the Year 2000 compliance status of such suppliers' systems, or (c) that the failure by any such suppliers' systems to be Year 2000 compliant will not have a material adverse effect on the Company's business, results of operations or financial condition.

Costs to Address Year 2000 Issues.

The Company currently expects to incur total software, hardware and systems-related costs of approximately $1.7 million in connection with remediations of Year 2000 compliance issues. Of the estimated total costs, approximately $1.5 million has been incurred to date. There can be no assurance that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED


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


EURO CONVERSION

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. As of that date, the Euro traded on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, noncash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or legacy currency. Between January 1, 1999 and January 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border transparency. The Company is assessing its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. The Company is also assessing its information technology systems to allow for transactions to take place in both legacy currencies and the Euro and the eventual elimination of the legacy currencies, and reviewing whether certain existing contracts will be need to be modified. The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital resources through cash flow from operations, sales of equity securities and borrowings. The Company's primary sources of funds at March 27, 1999 consisted of $340.0 million of cash, cash equivalents and short-term investments. This amount represents an increase of $209.2 million from the December 31, 1998 balance of $130.8 million. During the first quarter of 1999, the Company completed a secondary public offering of 3.86 million shares of common stock that resulted in net proceeds to the Company of $255.3 million. During the second quarter of 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company, bear interest at either a base rate plus a margin or LIBOR plus a margin for interest periods of one to six months. During March 1999, total borrowings of $65 million under the Senior Credit Facility were repaid. The Senior Credit Facility requires the Company to be in compliance with certain financial covenants. At March 27, 1999, the Company was in compliance with these financial covenants. In addition, at March 27, 1999, there was $13.7 million available under bank lines of credit that expire at various dates through June 2002. At March 27, 1999, approximately $12.7 million was outstanding under these bank lines of credit, which bear interest at the banks' prime lending rates or offshore reference rates.

During the three months ended March 27, 1999, the Company's cash and cash equivalents increased $73.0 million to $154.2 million from $81.2 million at December 31, 1998. Net cash provided by operating activities during the first three months of 1999 was $15.7 million due primarily to net income of $9.4 million, non-cash depreciation and amortization charges of $6.7 million, and decreases in accounts receivable of $20.4 million. The decrease in accounts receivable was due to the collection of receivables that became due during the quarter. These amounts were partially offset by increases in inventories of $8.6 million and decreases in accounts payable of $5.9 million, accrued payroll and related expenses of $2.2 million, and other accrued liabilities of $3.9 million.

Net cash flows used for investing activities was $143.8 million during the first three months of 1999. During this period, the Company had net purchases of $136.2 million of available-for-sale debt securities. In addition, the Company had capital expenditures of $4.6 million during the period and an increase in other assets of $3.0 million.

During the first three months of 1999, net cash provided by financing activities increased $201.1 million due primarily to $266.4 million of proceeds from the sale of common stock and the exercise of employee stock options. Of this total, $255.3 million resulted from the secondary public offering of 3.86 million shares of common stock in February 1999. These amounts were partially offset by a decrease in long-term debt of $65.3 million, which was repaid from the proceeds of the common stock offering during the first three months of 1999.

The Company expects investments in property and equipment in the current fiscal year to approximate $32.0 million of which $4.6 million had been incurred as of March 27, 1999. The Company intends to finance these investments from existing cash balances and cash flows from operations.

The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not Applicable.



The statements contained in this Report on Form 10-Q that are not purely historical in nature are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's estimations, anticipations, determinations, commitments, expectations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements include, without limitation, the statement regarding the Company's anticipations as to sequential bookings growth, sequential revenue growth, sequential earnings growth, and the book to bill ratio exceeding one to one in the second quarter of 1999, the Company's anticipations as to continued pressure on the Company's gross margins and the Company's hopes with respect thereto, the Company's increasing commitment to the development of new products, the Company's belief as to the realization of tax assets, the Company's beliefs regarding the Year 2000 status of its vendor supplied software and Company hardware, the Company's belief that its building automation systems, electronic security systems, utility and water systems will be Year 2000 compliant by the end of the second quarter of 1999, the Company's expected cost to remediate Year 2000 compliance issues, the Company's anticipation that any identified Year 2000 problems will be either corrected by December 31, 1999 or will not have a material adverse impact on the Company, and the Company's anticipation that its review of its Year 2000 compliance plans will be completed by September 1999, under "Part I Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations," the statements regarding, the Company's beliefs as to the sufficiency of its current cash position to meet the Company's needs, the Company's expectations as to the amount of its property and equipment investments in the current fiscal year, and the Company's intention to finance such investments from existing cash balances and cash flows from operations, under "Part I Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." These forward-looking statements involve risks and uncertainties including, but not limited to, domestic and international economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, the outcome of availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission (SEC). Actual results may differ materially. Novellus assumes no obligation to update this information. For more details, please refer to other SEC filings, including the Company's most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

PART II  OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Not Applicable
          (b) Report on Form 8-K filed February 26, 1999 reporting the issuance, in February 1999, of 3,860,000 shares of the Company's common stock pursuant to a registered public offering.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NOVELLUS SYSTEMS, INC.
                                       ----------------------
                                             REGISTRANT



                                       /s/ Robert H. Smith
                                       -----------------------------------------
                                       Robert H. Smith
                                       Executive Vice President
                                       Finance and Administration



                                       /s/ J. Michael Dodson
                                       -----------------------------------------
                                       J. Michael Dodson
                                       Vice President and Corporate
                                       Controller (Chief Accounting
                                       Officer)

                                       May 10, 1999
                                       ------------
                                       Date