Form 10-Q
period 1999-06-26
NOVELLUS SYSTEMS INC
filed 1999-08-09
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 26, 1999
                                        -------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                         Commission File Number 0-17157

                             Novellus Systems, Inc.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

               California                                 77-0024666
     (State or other jurisdiction                       (I.R.S. Employer
           of incorporation of                           Identification
              organization)                                  Number)

        4000 North First Street
          San Jose, California
  (Address of principal executive offices)                    95134
                                                            (Zip Code)

Registrant's telephone number, including area code: (408) 943-9700
                                                    ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


         YES    X    NO
             ------     ------

As of July 30, 1999 38,939,897 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 26, 1999



                                      INDEX


                                                                                                             Page
                                                                                                             ----
Part I:  Financial Information

                  Item 1: Condensed Consolidated Financial Statements


                                 Condensed Consolidated Balance Sheets at
                                 June 26, 1999 and December 31, 1998.                                          3



                                 Condensed Consolidated Statements of Income
                                 for the three and six months ended June 26, 1999
                                 and June 27, 1998.                                                            4



                                 Condensed Consolidated Statements of Cash Flows for
                                 the three and six months ended June 26, 1999
                                 and June 27, 1998.                                                            5



                                 Notes to Condensed Consolidated Financial
                                 Statements.                                                                   6


                  Item 2:        Management's Discussion and Analysis of
                                 Financial Condition and Results of
                                 Operations                                                                    9


                  Item 3:        Quantitative and Qualitative Disclosure About
                                 Market Risks                                                                 16


Part II:    Other Information


                  Item 1:   Legal Proceedings                                                                 17

                  Item 4:   Submission of Matters to a Vote of Security Holders                               19

                  Item 5:   Other Information                                                                 20

                  Item 6:   Exhibits and Reports on Form 8-K                                                  20



Signatures                                                                                                    20

PART I:  FINANCIAL INFORMATION
ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)


                                                             June 26,          December 31,
                                                               1999             1998 (1)
                                                             ---------          ---------
                                                            (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                  $ 113,585          $  81,224
  Short-term investments                                       231,681             49,594
  Accounts receivable, net                                     169,232            173,364
  Inventories                                                   92,601             69,223
  Deferred income taxes                                         18,883             21,003
  Prepaid and other current assets                               5,203              4,687
                                                             ---------          ---------
       Total current assets                                    631,185            399,095

Property and equipment:
  Machinery and equipment                                      118,398            113,268
  Furniture and fixtures                                         9,764              8,295
  Leasehold improvements                                        52,719             52,237
                                                             ---------          ---------
                                                               180,881            173,800
  Less accumulated depreciation and amortization                80,904             68,221
                                                             ---------          ---------
                                                                99,977            105,579
Deferred income taxes                                           15,445             17,516
Other assets                                                    38,825             29,749
                                                             ---------          ---------
       Total Assets                                          $ 785,432          $ 551,939
                                                             =========          =========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                           $  44,612          $  30,966
  Accrued payroll and related expenses                          15,196             13,138
  Accrued warranty                                              20,148             25,872
  Other accrued liabilities                                     20,973             23,720
  Income taxes payable                                           2,575              4,792
  Current obligations under lines of credit                     11,631             12,986
                                                             ---------          ---------
       Total current liabilities                               115,135            111,474

Long-term debt                                                      --             65,000
Commitments and contingencies
Shareholders' equity:
   Common stock                                                449,387            176,140
   Retained earnings                                           223,396            201,581
   Accumulated other comprehensive income (loss)                (2,486)            (2,256)
                                                             ---------          ---------
       Total shareholders' equity                              670,297            375,465
                                                             ---------          ---------
          Total Liabilities and Shareholders' Equity         $ 785,432          $ 551,939
                                                             =========          =========


(1)  Derived from the December 31, 1998 audited financial statements.

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                  Three Months Ended               Six Months Ended
                                              -------------------------         -------------------------
                                              June 26,         June 27,         June 26,         June 27,
                                                1999             1998             1999             1998
                                              --------         --------         --------         --------
                                                           (in thousands, except per share data)
                                                                      (unaudited)
Net sales                                     $130,878         $142,844         $246,109         $306,057
Cost of sales                                   61,296           64,278          115,393          137,560
                                              --------         --------         --------         --------
      Gross profit                              69,582           78,566          130,716          168,497
Operating expenses
  Selling, general and administrative           24,728           25,752           46,599           53,099
  Research and development                      29,909           28,783           56,453           59,655
                                              --------         --------         --------         --------
      Total operating expenses                  54,637           54,535          103,052          112,754
                                              --------         --------         --------         --------

Operating income                                14,945           24,031           27,664           55,743
Interest income, net                             3,561              386            4,909              417
                                              --------         --------         --------         --------
Income before income taxes                      18,506           24,417           32,573           56,160

Provision for income taxes                       6,107            8,302           10,749           19,094
                                              --------         --------         --------         --------
Net income                                    $ 12,399         $ 16,115         $ 21,824         $ 37,066
                                              ========         ========         ========         ========

Basic net income per share                    $   0.32         $   0.47         $   0.58         $   1.09
                                              ========         ========         ========         ========

Diluted net income per share                  $   0.31         $   0.46         $   0.56         $   1.06
                                              ========         ========         ========         ========

Shares used in basic calculation                38,778           33,932           37,377           33,874
                                              ========         ========         ========         ========

Shares used in diluted calculation              40,260           35,047           39,029           34,952
                                              ========         ========         ========         ========



See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Six Months Ended
                                                                     -------------------------------
                                                                      June 26,             June 27,
                                                                        1999                 1998
                                                                     ---------             ---------
                                                                              (in thousands)
                                                                                (unaudited)
Cash flows provided by operating activities:
   Net income                                                        $  21,824             $  37,066
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Deferred income taxes                                                4,191                  (399)
    Depreciation and amortization                                       13,624                10,779
Changes in operating assets and liabilities:
    Accounts receivable                                                  4,132               (37,613)
    Inventories                                                        (23,378)               (2,374)
    Prepaid and other current assets                                      (630)                6,122
    Accounts payable                                                    13,646                19,978
    Accrued payroll and related expenses                                 2,058                (6,746)
    Accrued warranty                                                    (5,724)                 (894)
    Other accrued liabilities                                           (2,747)               (4,479)
    Income taxes payable                                                 2,840                17,154
                                                                     ---------             ---------
       Total adjustments                                                 8,012                 1,528
                                                                     ---------             ---------
       Net cash provided by operating activities                        29,836                38,594
                                                                     ---------             ---------
Cash flows from investing activities:
    Maturities and sale (purchases) of available-for-sale
      debt securities, net                                            (182,087)              (11,956)
    Capital expenditures                                                (8,136)              (30,070)
    Increase in other assets                                            (9,076)               (4,105)
                                                                     ---------             ---------
       Net cash used for investing activities                         (199,299)              (46,131)
                                                                     ---------             ---------
Cash flows from financing activities:
    Payments on lines of credit, net                                    (1,355)               (1,389)
    Repayment on long-term debt                                        (65,000)                   --
    Repurchase of common stock                                             (11)                 (161)
    Proceeds from sale of common stock                                 268,190                 6,481
                                                                     ---------             ---------
       Net cash provided by financing activities                       201,824                 4,931
                                                                     ---------             ---------
Net increase (decrease) in cash and cash equivalents                    32,361                (2,606)
Cash and cash equivalents at the beginning of the period                81,224                59,265
                                                                     ---------             ---------
Cash and cash equivalents at the end of the period                   $ 113,585             $  56,659
                                                                     =========             =========
Supplemental Disclosures Cash paid during the period for:
    Interest                                                         $   1,185             $   1,178
    Income taxes                                                     $     928             $      --
Other noncash charges:
    Income tax benefits from employee stock plans                    $   5,057             $     922


See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 26, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):


                                             Jun. 26, 1999            Dec. 31, 1998
                                             -------------            -------------
Purchased parts                                 $62,412                  $50,591
Work-in-process                                  25,459                   13,005
Finished goods                                    4,730                    5,627
                                                -------                  -------
                                                $92,601                  $69,223
                                                =======                  =======


3.   LINES OF CREDIT

The Company has lines of credit with two banks which expire at various dates through November 1999 under which the Company can borrow up to $13,696,000 at the banks' prime rate. A portion of this facility ($11,631,000) is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At June 26, 1999 and December 31, 1998, the amounts outstanding were $11.6 and $13.0 million, respectively, at annual weighted average interest rates of 1.12% and 1.52%, respectively. All borrowings outstanding under the line of credit were by Nippon Novellus Systems K.K.

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

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                   Three Months Ended            Six Months Ended
                                                  ---------------------       ---------------------
                                                  Jun. 26,      Jun. 27,      Jun. 26,      Jun. 27,
                                                    1999          1998         1999          1998
                                                  -------       -------       -------       -------
Numerator:
     Net income                                   $12,399       $16,155       $21,824       $37,066

Denominator:
     Denominator for basic earnings per
         share-weighted-average shares
         outstanding                               38,778        33,932        37,377        33,874

     Employee stock options                         1,482         1,115         1,652         1,078
                                                  -------       -------       -------       -------

Denominator for diluted earnings per
     share-adjusted weighted-average shares
     outstanding                                   40,260        35,047        39,029        34,952
                                                  =======       =======       =======       =======

Basic earnings per share                          $  0.32       $  0.47       $  0.58       $  1.09
                                                  =======       =======       =======       =======

Diluted earnings per share                        $  0.31       $  0.46       $  0.56       $  1.06
                                                  =======       =======       =======       =======


5.   LONG-TERM DEBT

In June 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The credit lines expire at various dates through September 2003. Borrowings, at the option of the Company, bear interest at either a base rate plus a margin or the London Interbank Offering Rate ("LIBOR") plus a margin for interest periods of one to six months. As of June 26, 1999, borrowings of $65 million under the revolving line of credit which were outstanding at December 31, 1998 were repaid.

The credit facility contains certain restrictive financial covenants. At June 26, 1999, the Company was in compliance with these covenants.

6.   COMMITMENTS

The Company has lease agreements on twelve properties. The agreements are for five years each with the option to extend for an additional two years at an interest rate that approximates LIBOR. At current interest rates the annual lease payments total approximately $15.2 million. During the term of the leases, the Company may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable. The guaranteed residual amount under the lease agreement is approximately $216.7 million.

These leases contain certain restrictive financial covenants. At June 26, 1999, the Company was in compliance with these covenants.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


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

The following are the components of comprehensive income:

                                       Three Months Ended                    Six Months Ended
                                     -------------------------          --------------------------
                                     Jun. 26,         Jun. 27,          Jun. 26,          Jun. 27,
                                       1999             1998              1999              1998
                                     --------         --------          --------          --------
Net income                           $ 12,399         $ 16,155          $ 21,824          $ 37,066

Foreign currency translation
  adjustment                              168             (750)             (230)           (1,385)
                                     --------         --------          --------          --------

Comprehensive income                 $ 12,567           15,405          $ 21,594          $ 35,681
                                     ========         ========          ========          ========


The components of accumulated other comprehensive income (loss), net of related tax are as follows:


                                                June 26, 1999       Dec. 31, 1998
                                                -------------       -------------
Foreign currency translation adjustment            $(2,486)            $(2,256)
                                                   =======             =======


8.   LITIGATION

See Part II, Item 1 - Legal Proceedings

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three and six months ended June 26, 1999 were $130.9 and $246.1 million, respectively, compared with $115.2 million for the immediately preceding quarter. Net sales for the three and six months ended June 27, 1998 were $142.8 and $306.1 million, respectively. The decrease in net sales in the year-to-year quarter reflects the impact of the slowdown in capital spending by semiconductor manufacturers, particularly for capacity purchases, which has recently abated. The increase in net sales from the immediately preceding quarter reflects the recent strengthening of the semiconductor industry. Bookings for the second quarter of 1999 exceeded the 1:1 book-to-bill ratio. The Company anticipates sequential revenue growth and the book-to-bill ratio to exceed one to one, in the third quarter of 1999.

International net sales (including export sales) for the three and six months ended June 26, 1999, were 70.7% and 65.9%, respectively, as a percentage of total net sales, which compares to the prior year periods of 61.9% and 52.9% respectively, and 59.9% for the immediately preceding quarter. The increase relates to higher net sales in Europe and the Pacific Rim.

Gross profit as a percentage of net sales for the three months ended June 26, 1999 was 53.2% compared with 55.0% for the year-ago quarter. Gross profit as a percentage of net sales increased slightly from 53.1% for the immediately preceding quarter. Gross profit as a percentage of net sales for the six months ended June 26, 1999 and June 27, 1998 was 53.1% and 55.1%, respectively. The decrease in gross profit percentage from the year-ago quarter is primarily due to unabsorbed fixed overhead costs from lower shipment volume, partially offset by continued cost control efforts. The Company anticipates that it will experience competitive pricing pressures in the future which the Company hopes will be offset by cost reduction programs and increasing sales volumes resulting in third quarter margins that are slightly higher than first and second quarter levels.

Selling, general, and administrative expenses for the three and six months ended June 26, 1999 were $24.7 million and $46.6 million, respectively, compared with $25.8 million and $53.1 million in the comparable year-ago quarter, and $21.8 million in the immediately preceding quarter. Selling, general, and administrative expenses as a percentage of net sales for both the three and six months ended June 26, 1999 were 18.9% compared with 18.0% and 17.3%, respectively, for the comparable year-ago periods, and 19.0% for the immediately preceding quarter. The decrease in absolute dollars from the three and six months ended June 27, 1998 as compared to the three and six months ended June 26, 1999, is due to the Company's ongoing cost reduction efforts. The increase in absolute dollars from the immediately preceding quarter is related to incremental selling expenses associated with the increased sales volume. The Company is continuing its efforts to control and minimize selling, general and administrative costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED


Research and development expenses for the three and six months ended June 26, 1999 were $29.9 million and $56.5 million, respectively, an increase of $1.1 million and a decrease of $3.2 million when compared with comparable year-ago periods. In addition, research and development expenses increased $3.4 million when compared with the immediately preceding quarter. Research and development expenses as a percentage of net sales for both the three and six months ended June 26, 1999 were 22.9% compared with the 20.1% and 19.5% for the comparable year-ago periods, and 23.0% for the immediately preceding quarter. The overall decrease in absolute dollars for the six months ended June 26, 1999 compared to the year-ago period is primarily due to cost reduction efforts that occurred during fiscal year 1998. The increase in absolute dollars from the immediately preceding quarter reflects the Company's increasing commitment to the development of new products, including additional Concept Two modules, advanced PVD systems, electrofill systems, advanced "gap fill" technology, primary conductor metals, low K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers.

Net interest income for the three and six months ended June 26, 1999 was $3.6 million and $4.9 million respectively, compared with $386,000 and $417,000 for the comparable year-ago periods, and $1.3 million for the immediately preceding quarter. The increase in net interest income for the three and six months ended June 26, 1999, when compared to comparable year ago periods, is due to increased average cash and short-term investment balances over the past year. In February 1999, the Company completed a secondary public offering of 3.86 million shares of common stock, resulting in net proceeds to the Company of $255.3 million. In addition, long-term borrowings of $65 million were repaid subsequent to the stock offering, which resulted in a reduction of interest expense.

The Company's effective tax rate for the three and six months ended June 26, 1999 was 33% compared with 34% for the comparable year-ago periods. The decrease in the effective tax rate from the comparable year-ago periods is due to the increased benefit from research and development tax credits for 1999.

Deferred tax assets were $47.5 and $49.2 million net of valuation allowances of $15.4 and $16.9 million at June 26, 1999 and December 31, 1998, respectively. The Company believes that it is more likely than not that these assets will be realized by an offset against the recognized tax liability of $13.2 and $11.1 million at June 26, 1999 and December 31, 1998, respectively, and by future taxable income.

Net income for the three and six months ended June 26, 1999 was $12.4 million and $21.8 million or $0.31 and $0.56, per share respectively, compared with net income of $16.1 million and $37.1 million or $0.46 and $1.06 per share for the comparable year-ago periods, and net income of $9.4 million or $0.25 per share for the immediately preceding quarter. The sequential quarterly increase in net income was due primarily to increased net sales partially offset by higher research and development expenditures. Net income compared to the prior year periods is lower in absolute dollars and on a per share basis as a result of lower net sales and increases in research and development spending as a percentage of net sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED


The number of shares used in the per share calculations for the three and six months ended June 26, 1999 was 40.3 million and 39.0 million, respectively, compared with 35.0 million for the comparable year-ago periods and 37.8 million for the immediately preceding period. The increase in shares used compared to the comparable year-ago periods is primarily due to an increased number of common stock outstanding resulting from a common stock offering of 3.86 million shares in February 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital resources through cash flow from operations, sales of equity securities and borrowings. The Company's primary sources of funds at June 26, 1999 consisted of $345.3 million of cash, cash equivalents and short-term investments. This amount represents an increase of $214.5 million from the December 31, 1998 balance of $130.8 million. During the first quarter of 1999, the Company completed a secondary public offering of 3.86 million shares of common stock that resulted in net proceeds to the Company of $255.3 million. During the second quarter of 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company, bear interest at either a base rate plus a margin or LIBOR plus a margin for interest periods of one to six months. During March 1999, total borrowings of $65 million under the Senior Credit Facility were repaid. The Senior Credit Facility requires the Company to be in compliance with certain financial covenants. At June 26, 1999, the Company was in compliance with these financial covenants. In addition, at June 26, 1999, there was $13.7 million available under bank lines of credit that expire at various dates through November 1999. At June 26, 1999, approximately $11.6 million was outstanding under these bank lines of credit, which bear interest at the banks' prime lending rates or offshore reference rates.

During the six months ended June 26, 1999, the Company's cash and cash equivalents increased $32.4 million to $113.6 million from $81.2 million at December 31, 1998. Net cash provided by operating activities during the first six months of 1999 was $29.8 million due primarily to net income of $21.8 million, non-cash depreciation and amortization charges of $13.6 million, and increases in accounts payable and deferred income taxes of $13.6 million and $4.1 million, respectively, and decreases in accounts receivable and income tax payable of $4.1 million and $2.8 million, respectively. These amounts were partially offset by increases in inventories of $23.4 million and a decrease in accrued warranty and other accrued liabilities of $5.7 million and $2.7 million, respectively. The increase in inventories and accounts payable were the result of increasing net sales volume, coupled with additions to spare parts inventory to support new sites, new systems at existing sites and new products in the Company's growing installed base.

Net cash flows used for investing activities was $199.3 million during the first six months of 1999. During this period, the Company had net purchases of $182.1 million of available-for-sale debt securities. In addition, the Company had capital expenditures of $8.1 million and an increase in other assets of $9.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED


During the first six months of 1999, net cash provided by financing activities was $201.8 million due primarily to $268.2 million of proceeds from the sale of common stock, the exercise of employee stock options, and the purchase of common stock under the Company's employee stock purchase plan. Of this total, $255.3 million resulted from the secondary public offering of 3.86 million shares of common stock in February 1999. These amounts were partially offset by a decrease in long-term debt of $65.0 million, which was repaid from the proceeds of the common stock offering during the first three months of 1999.

The Company expects investment in property and equipment in the current fiscal year to approximate $32.0 million of which $8.1 million has been incurred as of June 26, 1999. The Company intends to finance these investments from existing cash balances and cash flows from operations.

The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.


YEAR 2000

The Company is aware of the issues associated with the operation of information technology ("IT") and non-information technology ("Non-IT") systems as the millennium (year 2000) approaches. The "Year 2000" problem is pervasive and complex, with the possibility to affect many IT and Non-IT systems, as the result of the rollover of the two digit year value from "99" to "00". The concern is whether such systems will properly recognize data sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. In addition to the Company's own systems, the Company relies, directly and indirectly, on external systems of its customers, suppliers, creditors, financial organizations, utilities providers and governmental entities, both domestic and internationally (collectively, "Third Parties"). Consequently, the Company could be affected through disruptions in the operations of the Third Parties with which the Company interacts. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to make their current systems Year 2000 ready.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED


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

(a)  The Company's products.

     The Company has completed a Year 2000 evaluation of all of its products utilizing testing guidelines prepared by SEMATECH, a consortium of suppliers to the worldwide semiconductor manufacturers that assists its members with strategic marketing opportunities. It is the Company's plan to comply with SEMATECH's guidelines for Year 2000. The Company's new products are designed to be Year 2000 ready. However, some of the Company's older products will require upgrades for Year 2000 readiness. At this time, software upgrades have been or will be provided to all Novellus customers products free of charge. Any hardware needed to achieve Year 2000 on out of warranty systems will need to be purchased from Novellus. However, notwithstanding such efforts, any failure of the Company's products to perform, including system malfunctions due to the onset of Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, results of operations or financial condition. Moreover, the Company's customers could choose to convert to other Year 2000 ready products in order to avoid such malfunctions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

     In June of 1997, the Company acquired the Thin Films Systems division of Varian Associates, Inc. (TFS). During the Company's evaluation of Year 2000 readiness for its products, it was determined that some of the TFS products acquired from Varian Associates, Inc. are not, and will not be Year 2000 ready prior to December 31, 1999. The Company has undertaken measures to inform by letter its applicable customers of that fact. The Company currently anticipates that the failure of such products to be Year 2000 ready will not have a material adverse effect on the Company's business, results of operations or financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED


(b)  Information technology systems including facilities and infrastructure.

     The Company currently uses standard mass-market vendor supplied software on its desktop systems and laptops. These standard software applications limit the number of information technology vendors that Novellus must work with to ensure Year 2000 readiness. Many of these vendors are still implementing their Year 2000 programs. Novellus maintains maintenance contracts with all information technology vendors and will implement the Year 2000 ready versions of hardware and/or software as required when those solutions are available. Novellus believes that its mass-market vendor supplied software is Year 2000 ready for all of Novellus' business applications. Novellus also uses a third party service provider to provide electronic exchange of data (EDI). Novellus believes the vendor software to be Year 2000 ready, therefore, we do not believe we face any significant EDI Year 2000 issues. Novellus believes the Company's hardware for workstations, servers, and network routers are Year 2000 ready. However, no assurance can be provided that all such programs will be implemented in a timely manner or that the failure to so implement such programs will not have a material adverse effect on the Company's business, results of operations or financial condition.

     The Company has already assessed its Year 2000 risk with respect to internal building automation systems, electronic security systems, utility and water systems. Formal queries to landlords, local fire departments, water and utility providers for the Company's domestic and international locations were sent during March 1999. Novellus believes that the Company's internal building automation systems, electronic security systems, utility and water systems are or will be Year 2000 ready. However, no assurance can be provided that all such programs will be implemented in a timely manner or that the failure to so implement such programs will not have a material adverse effect on the Company's business, results of operations or financial condition.

(c)  Suppliers.

     Novellus has contacted those critical suppliers that could have a material adverse impact on Novellus' ability to provide uninterrupted service to its customers should the IT or Non-IT systems of such suppliers have uncorrected Year 2000 problems.

     By the end of March 1999, these suppliers had documentation with respect to their Year 2000 readiness on file with Novellus. However, such documentation does not assure Year 2000 readiness of the IT and Non-IT systems used by such suppliers, but instead provides only a description of their relevant systems and the status of efforts, if any, by such suppliers to make such systems Year 2000 ready. Accordingly, no assurance can be provided that (a) the IT and Non-IT systems of Company suppliers (including those suppliers who have provided documentation to the Company regarding their Year 2000 efforts) will be Year 2000 ready, (b) that such documentation accurately and fully reflects the Year 2000 readiness status of such suppliers' systems, or (c) that the failure by any such suppliers' systems to be Year 2000 ready will not have a material adverse effect on the Company's business, results of operations or financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED


Costs to Address Year 2000 Issues.

The Company currently expects to incur total software, hardware and systems-related costs of approximately $1.7 million in connection with remediations of Year 2000 readiness issues. Of the estimated total costs, approximately $1.5 million has been incurred to date. There can be no assurance that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

Contingency Plans.

The Company has reviewed its Year 2000 readiness plans to determine what contingency plans are appropriate. The Company will initiate a support team, as required, to maintain operations during the Year 2000 rollover date. The Company anticipates completing preparation for the support team by September 1999. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, results of operations or financial condition.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not Applicable


The statements contained in this Report on Form 10-Q that are not purely historical in nature are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's estimations, anticipations, determinations, commitments, expectations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements include, without limitation, the statement regarding the Company's anticipations as to sequential revenue growth and the book-to-bill ratio exceeding one to one in the third quarter of 1999, the Company's anticipations as to competitive pricing pressures and the Company's continuing efforts to control costs, the Company's belief as to the realization of tax assets, the Company's expected investment in property and equipment and the Company's intentions with respect to the financing thereof, the Company's belief that its current cash position and cash generated through operations will be sufficient to meet its needs, the Company's plan to comply with SEMATECH's guidelines for Year 2000, the Company's beliefs and anticipations regarding the Year 2000 status of its products and that the failure of such products to be Year 2000 ready will not materially adversely affect the Company, vendor supplied software and Company hardware, the Company's belief that its building automation systems, electronic security systems, will be Year 2000 ready, the Company's expected cost to remediate Year 2000 readiness issues, the Company's anticipation that any identified Year 2000 problems will be either corrected by December 31, 1999 or will not have a material adverse impact on the Company, and the Company's anticipation that its preparation for its Year 2000 support team will be completed by September 1999, under "Part I Financial Information, Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations -

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


Applied Litigation

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

The Company complaint against Applied also includes requests for damages for prior infringement and treble damages for "willful" infringement, in addition to a request for a permanent injunction for further infringement. Although the Company believes that it will prevail against Applied, there can be no assurance that the Company will prevail in its litigation against Applied. If Applied were to prevail against the Company Compliant, it will unlikely, but could, have a material adverse effect on the Company's business or results of operations.

On July 13, 1999, in the Company lawsuit against Applied where the Company has alleged that Applied infringes Company patents, the Court ruled on the interpretation of the claims of the Company patents. The parties are awaiting a ruling on the interpretation of the claims of the Applied patents in the other lawsuit.


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

The Court has scheduled a hearing on August 27, 1999 to hear arguments concerning the interpretation of the claims of the Semitool patents. The Court is expected to issue an interpretation ruling after it holds the hearing.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders, held on May 14, 1999, the following proposals were adopted by the margins indicated.

1.   Election of Directors

        Nominee                    In Favor                Withheld
     Richard S. Hill              36,307,401               114,838
     D. James Guzy                36,317,514               104,725
     J. David Litster             36,308,439               113,800
     Tom Long                     36,309,318               112,921
     Glen Possley                 36,305,548               116,691
     Robert H. Smith              36,304,122               118,117
     William R. Spivey            36,309,776               112,463


2. Approval of an Amendment to the Company's 1992 Stock Option Plan to Increase the Shares Reserved for Issuance by 1,400,000 Shares

      In Favor               Opposed             Abstained            Broker Non-Votes
     21,113,637             9,839,638             5,468,964             2,326,578


3. Approval of an Amendment to the Company's 1992 Employee Stock Purchase Plan to Increase the Shares Reserved for Issuance by 350,000 Shares

      In Favor                Opposed              Abstained          Broker Non-Votes
     35,966,242               394,074                61,923             2,326,578

4. Ratification of Appointment of Ernst & Young LLP as Certified Public Accountants of the Company for the next fiscal year ended December 31, 1999.

      In Favor                Opposed              Abstained
     36,319,810                68,003                34,426

ITEM 5.   OTHER INFORMATION

          Any shareholder proposal submitted with respect to the Company's 2000 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by the Company after March 1, 2000.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.28      First Amendment to Participation Agreement dated June
                          4, 1999

               27.1       Financial Data Schedule

          (b) No reports on Form 8-K have been filed by the Company during the quarter for which this report was filed.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NOVELLUS SYSTEMS, INC.
                                     ---------------------------------------
                                     REGISTRANT



                                     /s/ Robert H. Smith
                                     ---------------------------------------
                                     Robert H. Smith
                                     Executive Vice President
                                     Finance and Administration



                                     /s/ Kevin S. Royal
                                     ---------------------------------------
                                     Kevin S. Royal
                                     Corporate Controller
                                     (Chief Accounting Officer)



                                     August 9, 1999
                                     ---------------------------------------
                                     Date

                               Index to Exhibits


Exhibit
 Number                               Description
-------                               -----------
10.28        First Amendment to Participation Agreement dated June 4, 1999

27.1         Financial Data Schedule