Form 10-Q
period 1999-09-25
NOVELLUS SYSTEMS INC
filed 1999-11-08
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 25, 1999

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

         YES   [X]  NO   [ ]

As of October 29, 1999 39,105,864 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 25, 1999



                                      INDEX

Part I:   Financial Information

          Item 1: Condensed Consolidated Financial Statements                                     Page


                         Condensed Consolidated Balance Sheets at
                         September 25, 1999 and December 31, 1998.                                     3



                         Condensed Consolidated Statements of Income
                         for the three and nine months ended September 25,
                         1999 and September 26, 1998.                                                  4



                         Condensed Consolidated Statements of Cash Flows for
                         the nine months ended September 25, 1999
                         and September 26, 1998.                                                       5



                         Notes to Condensed Consolidated Financial
                         Statements.                                                                   6


          Item 2:        Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations.                                                                   9


          Item 3:        Quantitative and Qualitative Disclosure About
                         Market Risks.                                                                15


Part II:  Other Information


          Item 1:   Legal Proceedings                                                                 16

          Item 6:   Exhibits and Reports on Form 8-K                                                  17



Signatures                                                                                            18

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
-------------------------------------------------------------------------------------
                                                        September 25,    December 31,
                                                             1999          1998 (1)
Assets                                                   (unaudited)
-------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                               $ 112,624       $  81,224
  Short-term investments                                    241,595          49,594
  Accounts receivable, net                                  184,554         173,364
  Inventories                                                93,849          69,223
  Deferred income taxes                                      18,932          21,003
  Prepaid and other current assets                           10,062           4,687
                                                          -------------------------
       Total current assets                                 661,616         399,095

Property and equipment:
  Machinery and equipment                                   132,149         113,268
  Furniture and fixtures                                      9,758           8,295
  Leasehold improvements                                     53,776          52,237
                                                          -------------------------
                                                            195,683         173,800
  Less accumulated depreciation and amortization             88,944          68,221
                                                          -------------------------
                                                            106,739         105,579
Deferred income taxes                                        15,125          17,516
Other assets                                                 49,005          29,749
                                                          -------------------------
       Total Assets                                       $ 832,485       $ 551,939
                                                          =========================
Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                        $  53,370       $  30,966
  Accrued payroll and related expenses                       16,615          13,138
  Accrued warranty                                           18,825          25,872
  Other accrued liabilities                                  20,788          23,720
  Income taxes payable                                        9,342           4,792
  Current obligations under lines of credit                  13,213          12,986
                                                          -------------------------
       Total current liabilities                            132,153         111,474

Long-term debt                                                 --            65,000
Commitments and contingencies
Shareholders' equity:
   Common stock                                             455,651         176,140
   Retained earnings                                        245,168         201,581
   Accumulated other comprehensive income                      (487)         (2,256)
                                                          -------------------------
       Total shareholders' equity                           700,332         375,465
                                                          -------------------------
          Total Liabilities and Shareholders' Equity      $ 832,485       $ 551,939
                                                          =========================

(1) Derived from the December 31, 1998 audited financial statements. See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------  -------------------
(in thousands, except per share data)          Three Months Ended    Nine Months Ended
(unaudited)                                   Sept. 25,  Sept. 26,  Sept. 25, Sept. 26,
                                                 1999      1998        1999     1998
------------------------------------------------------------------  -------------------
Net sales                                     $154,916   $106,704   $401,025  $412,761
Cost of sales                                   71,195     50,622    186,588   188,182
                                              --------------------  -------------------
      Gross profit                              83,721     56,082    214,437   224,579
Operating expenses
  Selling, general and administrative           24,549     21,478     71,148    74,577
  Research and development                      30,567     23,392     87,020    83,047
                                              --------------------  -------------------
      Total operating expenses                  55,116     44,870    158,168   157,624
                                              --------------------  -------------------

Operating income                                28,605     11,212     56,269    66,955
Interest income, net                             3,892        342      8,801       759
                                              --------------------  -------------------
Income before income taxes                      32,497     11,554     65,070    67,714

Provision for income taxes                      10,724      3,931     21,473    23,025
                                              --------------------  -------------------
Net income                                     $21,773     $7,623    $43,597   $44,689
                                              ====================  ===================

Basic net income per share                       $0.56      $0.22      $1.15     $1.32
                                              ====================  ===================

Diluted net income per share                     $0.54      $0.22      $1.10     $1.28
                                              ====================  ===================

Shares used in basic calculation                38,941     34,095     37,898    33,948
                                              ====================  ===================

Shares used in diluted calculation              40,646     34,659     39,568    34,854
                                              ====================  ===================

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------
(in thousands)                                                      Nine Months Ended
(unaudited)                                                     Sept. 25,       Sept. 26,
                                                                   1999           1998
-----------------------------------------------------------------------------------------
Cash flows provided by operating activities:
    Net income                                                  $  43,597       $ 44,689
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Deferred income taxes                                           4,462           (398)
    Depreciation and amortization                                  21,813         17,166
Changes in operating assets and liabilities:
    Accounts receivable                                           (11,190)       (25,038)
    Inventories                                                   (23,741)          (111)
    Prepaid and other current assets                               (5,375)         6,657
    Accounts payable                                               22,404          4,336
    Accrued payroll and related expenses                            3,477        (11,474)
    Accrued warranty                                               (7,047)        (7,406)
    Other accrued liabilities                                      (2,932)        (6,821)
    Income taxes payable                                           10,867         19,422
                                                                ------------------------
       Total adjustments                                           12,738         (3,667)
                                                                ------------------------
       Net cash provided by operating activities                   56,335         41,022
                                                                ------------------------
Cash flows from investing activities:
    Maturities and sales (purchases) of available-for-sale
      debt securities, net                                       (192,001)        (5,713)
    Capital expenditures                                          (21,939)       (28,840)
    Increase in other assets                                      (19,405)        (8,834)
                                                                ------------------------
       Net cash used for investing activities                    (233,345)       (43,387)
                                                                ------------------------
Cash flows from financing activities:
    Payments on lines of credit, net                                  227           (334)
    Repayment on long-term debt                                   (65,000)          --
    Repurchase of common stock                                        (11)          (161)
    Proceeds from sale of common stock                            273,194         10,352
                                                                ------------------------
       Net cash provided by financing activities                  208,410          9,857
                                                                ------------------------
Net increase in cash and cash equivalents                          31,400          7,492
Cash and cash equivalents at the beginning of the period           81,224         59,265
                                                                ------------------------
Cash and cash equivalents at the end of the period              $ 112,624       $ 66,757
                                                                ========================
Supplemental Disclosures Cash paid during the period for:
    Interest                                                    $   1,461       $  3,493
    Income taxes                                                $     999       $    500
Other noncash charges:
    Income tax benefits from employee stock plans               $   6,318       $  1,087

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 25, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

----------------------------------------------------------------
                                Sept. 25, 1999     Dec. 31, 1998
----------------------------------------------------------------
Purchased parts                        $66,770           $50,591
Work-in-process                         22,166            13,005
Finished goods                           4,913             5,627
                                      --------         ---------
                                       $93,849           $69,223
                                      ========         =========

3. LINES OF CREDIT

The Company has lines of credit with two banks, which expire at various dates through November 1999 under which the Company can borrow up to $13.2 million at the banks' prime rate. This facility is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At September 25, 1999 and December 31, 1998, the amounts outstanding were $13.2 million and $13.0 million, respectively, at annual weighted average interest rates of 1.09% and 1.52%, respectively. All borrowings outstanding under the line of credit were by Nippon Novellus K.K.

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

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                ----------------------    ---------------------
                                                  Three Months Ended        Nine Months Ended
                                                Sept. 25,    Sept. 26,    Sept. 25,   Sept. 26,
                                                  1999         1998         1999         1998
                                                ----------------------    ---------------------
Numerator:
     Net income                                  $21,773      $ 7,623      $43,597      $44,689

Denominator:
     Denominator for basic earnings per
         share-weighted-average shares
         outstanding                              38,941       34,095       37,898       33,948

     Employee stock options                        1,705          564        1,670          906
                                                ----------------------    ---------------------

Denominator for diluted earnings per
     share-adjusted weighted-average shares
     outstanding                                  40,646       34,659       39,568       34,854
                                                ======================    =====================

Basic earnings per share                         $  0.56      $  0.22      $  1.15      $  1.32
                                                ======================    =====================

Diluted earnings per share                       $  0.54      $  0.22      $  1.10      $  1.28
                                                ======================    =====================


5. LONG-TERM DEBT

In June 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The credit line expires in June 2002. Borrowings, at the option of the Company, bear interest at either a base rate plus a margin or the London Interbank Offering Rate ("LIBOR") plus a margin for interest periods of one to six months. As of September 25, 1999, borrowings of $65 million under the revolving line of credit, which were outstanding at December 31, 1998, were repaid.

The credit facility contains certain restrictive financial covenants. At September 25, 1999, the Company was in compliance with these covenants.


6. COMMITMENTS

The Company has lease agreements on twelve properties. The agreements are for five years each with the option to extend for an additional two years at an interest rate that approximates LIBOR. The lease terms expire at various dates beginning on June 2002 through August 2003. At current interest rates the annual lease payments total approximately $15.8 million. During the term of the leases, the Company may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable. The guaranteed residual amount under the lease agreement is approximately $219.9 million.

These leases contain certain restrictive financial covenants. At September 25, 1999, the Company was in compliance with these covenants.

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

The following are the components of comprehensive income:

                                 ----------------------     -----------------------
                                   Three Months Ended          Nine Months Ended
                                 Sept. 25,    Sept. 26,     Sept. 25,     Sept. 26,
                                    1999         1998         1999          1998
                                 ----------------------     -----------------------
Net income                        $21,773      $ 7,623       $43,597      $ 44,689

Foreign currency translation
  adjustment                        1,999         (410)        1,769          (975)
                                 ----------------------     -----------------------

Comprehensive income              $23,772        7,213       $45,366      $ 43,714
                                 ======================     =======================


The component of accumulated other comprehensive income (loss), net of related tax is as follows:

-----------------------------------------------------------------------
                                          Sept. 25, 1999  Dec. 31, 1998
-----------------------------------------------------------------------
Foreign currency translation adjustment        $(487)        $(2,256)
                                               =====         =======

8. LITIGATION

See Part II, Item - Legal Proceedings

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three and nine months ended September 25, 1999 were $154.9 million and $401.0 million respectively, compared with $130.9 million for the immediately preceding quarter. Net sales for the three and nine months ended September 25, 1999 were $106.7 million and $412.8 million, respectively. The increase in net sales from the same quarter in the previous year and immediately preceding quarter reflect the strengthening of the semiconductor industry as it appears to be in the early stages of a broad-based recovery. The increase in net sales is attributable to both capacity and technology purchases. Consistent with the current industry environment, bookings for the third quarter of 1999 exceeded a one to one book-to-bill ratio. The Company anticipates sequential revenue growth and the book-to-bill ratio to exceed one to one in the fourth quarter of 1999.

International net sales (including export sales) for the three and nine months ended September 25, 1999, were 62.0% and 64.4%, respectively, as a percentage of total net sales, which compares to the same periods in the prior year of 48.5% and 51.8%, respectively, and 70.7% for the immediately preceding quarter. The increase from the same periods in the previous year relates to higher net sales in Europe, Korea and the Pacific Rim.

Gross profit as a percentage of net sales for the three and nine months ended September 25, 1999 were 54.0% and 53.5%, respectively, compared with 52.6% and 54.4% for the comparable year-ago periods and 53.2% for the immediately preceding quarter. The increase in gross profit during the third quarter, as compared to the preceding quarter and year-ago period, was due mainly to increased shipments and richer product mix. The increased shipment volume resulted in higher absorption of fixed manufacturing overhead costs.

Selling, general, and administrative expenses for the three and nine months ended September 25, 1999 were $24.5 million and $71.1 million, respectively, compared with $21.5 million and $74.6 million, respectively, in the comparable year-ago periods, and $24.7 million in the immediately preceding quarter. Selling, general, and administrative expenses as a percentage of net sales for the three and nine months ended September 25, 1999 were 15.8% and 17.7%, respectively, compared with 20.1% and 18.1%, respectively, for the comparable year-ago periods, and 18.9% for the immediately preceding quarter. The decrease in selling, general, and administrative expenses as a percentage of net sales from the comparable year-ago periods and immediately preceding quarter are due to the Company's ongoing efforts to control and minimize selling, general and administrative costs.

Research and development expenses for the three and nine months ended September 25, 1999 were $30.6 million and $87.0 million, respectively, compared with $23.4 million and $83.0 million for the comparable year-ago periods and $29.9 million for the immediately preceding quarter. Research and development expenses as a percentage of net sales for the three and nine months ended September 25, 1999 were 19.7% and 21.7%, respectively, compared with 21.9% and 20.1% for the comparable year-ago periods, and 22.9% for the immediately preceding quarter. The increases in research and development expenses in absolute dollars from the comparable and immediately preceding quarter reflects the Company's continued commitment to the development of new products, including additional Concept Two modules, advanced PVD systems, advanced "gap fill" technology, primary conductor metals, low K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers. However, as the Company continues to experience growth in net sales, research and development expenses as a percentage of revenues have declined compared to the immediately preceding and year-ago quarter.

Net interest income for the three and nine months ended September 25, 1999 was $3.9 million and $8.8 million, respectively, compared with $342,000 and $759,000, respectively, for the comparable year-ago periods, and $3.6 million for the immediately preceding quarter. The increase in net interest income compared with the comparable year-ago periods is primarily due to increased average cash and short-term investment balances over the past year. In February 1999, the Company completed a secondary public offering of 3.86 million shares of common stock, resulting in net proceeds to the Company of $255.3 million. In addition, long-term borrowings of $65 million were repaid subsequent to the stock offering, which resulted in a reduction of interest expense.

The Company's effective tax rate for the three and nine months ended September 25, 1999 was 33% compared with 34% for the comparable year-ago periods. The decrease in the effective tax rate from the comparable year-ago periods is due to reduced state taxes and increased benefit from the foreign sales corporation for 1999.

Deferred tax assets were $48.1 million and $49.2 million net of valuation allowances of $14.6 million and $16.9 million at September 25, 1999 and December 31, 1998, respectively. The Company believes that it is more likely than not that these assets will be realized by an offset against the recognized tax liability of $14.0 million and $11.1 million at September 25, 1999 and December 31, 1998, respectively, and by future taxable income.

Net income for the three and nine months ended September 25, 1999 was $21.8 million and $43.6 million or $0.54 and $1.10 per share, respectively, compared with net income of $7.6 million and $44.7 million or $0.22 and $1.28 per share for the comparable year-ago periods, and net income of $12.4 million or $0.31 per share for the immediately preceding quarter.

The number of shares used in the per share calculations for the three and nine months ended September 25, 1999 was 40.6 million and 39.6 million, respectively, compared with 34.7 million and 34.9 million for the comparable year-ago periods and 40.3 million for the immediately preceding period. The increase in shares used compared to the comparable year-ago periods is primarily due to an increased number of common stock outstanding resulting from the common stock offering of 3.86 million shares in February 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital resources through cash flow from operations, sales of equity securities and borrowings. The Company's primary sources of funds at September 25, 1999 consisted of $354.2 million of cash, cash equivalents and short-term investments. This amount represents an increase of $223.4 million from the December 31, 1998 balance of $130.8 million. During the first quarter of 1999, the Company completed a secondary public offering of 3.86 million shares of common stock that resulted in net proceeds to the Company of $255.3 million. During the second quarter of 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company, bear interest at either a base rate plus a margin or LIBOR plus a margin for interest periods of one to six months. During March 1999, total borrowings of $65 million under the Senior Credit Facility were repaid. The Senior Credit Facility requires the Company to be in compliance with certain financial covenants. At September 25, 1999, the Company was in compliance with these financial covenants. In addition, at September 25, 1999, there was $13.7 million available under bank lines of credit that expire at various dates through November 1999. At September 25,

1999, approximately $13.2 million was outstanding under these bank lines of credit, which bear interest at the banks' prime lending rates or offshore reference rates.

During the nine months ended September 25, 1999, the Company's cash and cash equivalents increased $31.4 million to $112.6 million from $81.2 million at December 31, 1998. Net cash provided by operating activities during the first nine months of 1999 was $56.3 million, due primarily to net income of $43.6 million, non-cash depreciation and amortization charges of $21.8 million, and increases in accounts payable and income taxes payable of $22.4 million and $10.9 million, respectively. These amounts were partially offset by increases in inventories and accounts receivable of $11.2 million and $23.7 million, respectively and a decrease in accrued warranty of $7.0 million. The increases in inventories and accounts receivable were the result of increasing net sales volume, coupled with additions to spare parts inventory to support new sites, new systems at existing sites and new products in the Company's growing installed base.

Net cash flows used for investing activities were $233.3 million during the first nine months of 1999. During this period, the Company had net purchases of $192.0 million of available-for-sale debt securities. In addition, the Company had capital expenditures of $21.9 million and an increase in other assets of $19.4 million. During July 1999, the Company acquired certain assets, technology, and contract obligations from Fairchild Technologies USA, Inc. for $7.6 million. The purchase price consisted of $1.1 million of assets and $6.5 million of acquired technology. The $6.5 million of acquired technology was capitalized as an intangible asset in July 1999.

During the first nine months of 1999, net cash provided by financing activities was $208.4 million due primarily to $273.2 million of proceeds from the sale of common stock, the exercise of employee stock options, and the purchase of common stock under the Company's employee stock purchase plan. Of this total, $255.3 million resulted from the secondary public offering of 3.86 million shares of common stock in February 1999. These amounts were partially offset by a decrease in long-term debt of $65.0 million, which was repaid from the proceeds of the common stock offering during the first three months of 1999.

The Company expects investments in property and equipment in the current fiscal year to approximate $42.0 million of which $21.9 million has been incurred as of September 25, 1999. The Company intends to finance these investments from existing cash balances and cash flows from operations.

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

     The Company has already assessed its Year 2000 risk with respect to internal building automation systems, electronic security systems, utility and water systems. Formal queries to landlords, local fire departments, water and utility providers for the Company's domestic and international locations were sent in March of 1999. Novellus believes that the Company's internal building automation systems, electronic security systems, utility and water systems are or will be Year 2000 ready. However, no assurance can be provided that all such programs will be implemented in a timely manner or that the failure to so implement such programs will not have a material adverse effect on the Company's business, results of operations or financial condition.

(c)  Suppliers.

     Novellus has contacted those critical suppliers that could have a material adverse impact on Novellus' ability to provide uninterrupted service to its customers should the IT or Non-IT systems of such suppliers have uncorrected Year 2000 problems.

     In March of 1999, these suppliers had documentation with respect to their Year 2000 readiness on file with Novellus. However, such documentation does not assure Year 2000 readiness of the IT and Non-IT systems used by such suppliers, but instead provides only a description of their relevant systems and the status of efforts, if any, by such suppliers to make such systems Year 2000 ready. Accordingly, no assurance can be provided that (a) the IT and Non-IT systems of Company suppliers (including those suppliers who have provided documentation to the Company regarding their Year 2000 efforts) will be Year 2000 ready, (b) that such documentation accurately and fully reflects the Year 2000 readiness status of such suppliers' systems, or (c) that the failure by any such suppliers' systems to be Year 2000 ready will not have a material adverse effect on the Company's business, results of operations or financial condition.

Costs to Address Year 2000 Issues.

The Company currently expects to incur total software, hardware and systems-related costs of approximately $1.7 million in connection with remediations of Year 2000 readiness issues. Of the estimated total costs, approximately $1.6 million has been incurred to date. There can be no assurance that the cost estimates associated with the Company's Year 2000 issues will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's business, results of operations or financial condition.

Known Risks.

The Company currently anticipates that any identified Year 2000 problem affecting its own systems or that of its significant customers, suppliers, creditors, financial organizations and utilities providers will be either corrected by December 31, 1999 or will not have a material adverse affect on the Company's business, financial condition or results of operations. Moreover, the Company is working to minimize any disruption to the business of its vendors and suppliers due to Year 2000 problems that may have a material adverse affect on the Company's business, financial condition or results of its operations. However, notwithstanding the Company's efforts to identify and correct such Year 2000 problems, there can be no assurance that the Company will be successful in addressing the year 2000 problems as they pertain to its products and its internal systems, and that the failure to do so would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, notwithstanding such efforts, there can be no assurance that the systems of third parties with which the Company interacts will not suffer from Year 2000 problems, or that such problems would not have a material adverse effect on the Company's business, financial condition or results of operations. In particular, Year 2000 problems that have been or may in the future be identified with respect to the IT and Non-IT systems of third parties having widespread national and international interactions with persons and entities generally (for example, certain IT and Non-IT Systems of governmental agencies, utilities and information and financial networks) could have a material adverse impact on the Company's business, results of operations or financial condition.

Contingency Plans.

The Company has reviewed its Year 2000 readiness plans to determine what contingency plans are appropriate. The Company will initiate a support team, as required, to maintain operations during the Year 2000 rollover date. The Company has substantially completed the preparations for the support team. There can be no assurance that such measures will prevent the occurrence of Year 2000 problems, which could have a material adverse effect upon the Company's business, results of operations or financial condition.

EURO CONVERSION

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. As of that date, the Euro traded on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, noncash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or legacy currency. Between January 1, 1999 and January 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border transparency. The Company is assessing its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. The Company is also assessing its information technology systems to allow for transactions to take place in both legacy currencies and the Euro and the eventual elimination of the legacy currencies, and reviewing whether certain existing contracts will need to be modified. The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not Applicable.


The statements contained in this Report on Form 10-Q that are not purely historical in nature are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's estimations, anticipations, determinations, commitments, expectations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements include, without limitation, the statement regarding the apparent broad-based recovery of the semiconductor industry; the statement regarding the Company's anticipations as to sequential revenue growth and the book-to-bill ratio exceeding one to one in the fourth quarter of 1999, the Company's continuing efforts to control and minimize selling, general and administrative costs, the Company's belief as to the realization of tax assets, the Company's expected investment in property and equipment and the Company's intentions with respect to the financing thereof, the Company's belief that its current cash position and cash generated through operations will be sufficient to meet its needs, the Company's plan to comply with SEMATECH's guidelines for Year 2000, the Company's beliefs and anticipations regarding the Year 2000 status of its products and that the failure of such products to be Year 2000 ready will not materially adversely affect the Company, vendor supplied software and Company hardware, the Company's belief that its building automation systems, electronic security systems, will be Year 2000 ready, the Company's expected cost to remediate Year 2000 readiness issues, and the Company's anticipation that any identified Year 2000 problems will be either corrected by December 31, 1999 or will not have a material adverse impact on the Company, such statements appearing under "Part I Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations," the statements regarding, the Company's beliefs as to the sufficiency of its current cash position to meet the Company's needs, the Company's expectations as to the amount of its property and equipment investments in the current fiscal year, and the Company's intention to finance such investments from existing cash balances and cash flows from operations, appearing under "Part I Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." These forward-looking statements involve risks and uncertainties including, but not limited to, unanticipated changes in demand in the semiconductor industry and domestic and international economic conditions generally, changes in product demand and industry capacity can affect short term demand for the Company's products, competitive products and pricing, manufacturing efficiencies, incurring expenses in anticipation of higher revenues which do not materialize, future profitability may be inadequate to permit full enjoyment of deferred tax assets, changes in demand which would reduce the Company's investment in new assets, unanticipated shortfalls in projected cash generation from operations, the Company's assessment of its Year 2000 readiness being incorrect based on unanticipated technical problems in the Company's products or those of vendors to the Company, and other risks indicated in filings with the Securities and Exchange Commission (SEC). Actual results may differ materially. Novellus assumes no obligation to update this information. For more details, please refer to other SEC filings, including the Company's most recent Annual Report on Form 10-K for the year ended

December 31, 1998 and Quarterly Reports on Form 10-Q for the quarters ended March 27, 1999 and June 26, 1999.


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

In addition to a request for a permanent injunction against further infringement, the Applied Complaint and Applied's counterclaims to the Company Complaint include requests for damages for alleged prior infringement and treble damages for alleged "willful" infringement. In connection with the consummation of the TFS purchase, Varian agreed, under certain circumstances, to reimburse the Company for certain of its legal and other expenses in connection with the defense and prosecution of this litigation, and to indemnify the Company for a portion of any losses incurred by the Company arising from this litigation (including losses resulting from a permanent injunction). The Company and Varian believe that there are meritorious defenses to Applied's allegations, including among other things, that the Company's operations (including TFS products and systems) do not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. However, the resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with Applied will not have a material adverse effect on the Company's business, financial condition or results of operations (taking into account both the defenses available to the Company and Varian's reimbursement and indemnity obligations), there can be no assurances that Applied will not ultimately prevail in this dispute and that, in such an event, Varian's reimbursement and indemnity obligations will not be sufficient to fully reimburse the Company for its losses. If Applied were to prevail in this dispute, it could have a material adverse effect on the Company's business or results of operations.

The Company complaint against Applied also includes requests for damages for prior infringement and treble damages for "willful" infringement, in addition to a request for a permanent injunction for further infringement. Although the Company believes that it will prevail against Applied, there can be no assurance that the Company will prevail in its litigation against Applied. If Applied were to prevail against the Company Compliant, it will unlikely, but could, have a material adverse effect on the Company's business, financial condition or results of operations.

On July 13, 1999, in the Company lawsuit against Applied where the Company has alleged that Applied infringes Company patents, the Court ruled on the interpretation of the claims of the Company patents. On September 20, 1999, in the Applied lawsuit against Varian and the Company, where Applied has alleged that Varian and the Company infringe Applied patents, the Court ruled on the interpretation of the claims of the Applied patents.

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

The Company believes that there are meritorious defenses to Semitool's allegations, including among other things, that the Company's operations (including SABRE(TM) products and systems) do not infringe the Semitool Patents and/or that the Semitool Patents are invalid and/or unenforceable. But the resolution of intellectual property disputes is often fact intensive and, like most other litigation matters, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with Semitool will not have a material adverse effect on the Company's business, financial condition or results of operations (taking into account the defenses available to the Company), there can be no assurances that Semitool will not ultimately prevail in this dispute. If Semitool were to prevail in this dispute, it could have a material adverse effect on the Company's business, financial condition or results of operations.

On September 24, 1999, the Court ruled on the interpretation of the claims of the Semitool patents.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.29 Asset Purchase Agreement by and between Fairchild Technologies USA, Inc. and the Company dated July 29, 1999

               27.1      Financial Data Schedule

          (b) No reports on Form 8-K have been filed by the Company during the quarter for which this report was filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NOVELLUS SYSTEMS, INC.
                                            ------------------------------
                                                     REGISTRANT



                                            /s/ Robert H. Smith
                                            ------------------------------
                                            Robert H. Smith
                                            Executive Vice President
                                            Finance and Administration



                                            /s/ Kevin S. Royal
                                            ------------------------------
                                            Kevin S. Royal
                                            Corporate Controller
                                            (Chief Accounting Officer)




                                            November 8, 1999
                                            ----------------
                                            Date

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
-------                            -----------
10.29               Asset Purchase Agreement by and between Fairchild
                    Technologies USA, Inc. and the Company dated July 29, 1999

27.1                Financial Data Schedule