Form 10-K405
period 1999-12-31
NOVELLUS SYSTEMS INC
filed 2000-03-30
CIK 836106

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 2000 the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,786,500,000 based on the average of the high and low prices of the Common Stock as reported on the NASDAQ National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding on February 29, 2000 was 120,466,785.

Documents Incorporated by Reference: Part II of this Report on Form 10-K incorporates by reference to Registrant's 1999 Annual Report to Shareholders.
Part III of this Report on Form 10-K incorporates information by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

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

The semiconductor market is cyclical by nature, however, characterized by short-term periods of either under or oversupply for both memory and logic devices. When demand decreases, semiconductor manufacturers typically slow their purchasing of capital equipment; conversely, when demand increases, so does capital spending. The late 1990s also saw the emergence of a new trend, driven by the increasingly rapid pace in which the size of the circuitry on the chip is decreasing. When chips decrease in size, circuits can operate more quickly. With size reduction, too, more chips can be produced on a given wafer size, and the yield per manufacturing machine goes up. So, with decreasing chip size more chips can be produced per machine, and there's a decreased need to build new manufacturing plants, in particular, for pure capacity expansion. New equipment featuring the latest technological advances, however, must often be purchased to manufacture the smaller-sized chips, and in many cases is retrofit into existing manufacturing facilities.

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

In the CVD process, wafers are typically placed in a reaction chamber and a variety of pure and precisely metered gases are introduced while some form of energy is added to activate a chemical reaction on the wafer surface. The result of this reaction is the deposition of a film on the wafer. CVD processes are used to deposit all of the dielectric films in an integrated circuit. The dielectric layers in an integrated circuit include the initial interlayer, portions of the interconnect layers and the final passivation layer. CVD is also used for deposition of conductive metal layers, particularly those metals that are more difficult to deposit in smaller line width geometry devices through conventional PVD or other deposition technologies. CVD technology is particularly effective for depositing blanket tungsten as a "plug" layer that connects one conductive metal layer to another in a multi-level integrated circuit. For such applications, tungsten is replacing aluminum, which has certain physical properties that reduce its efficacy for the smaller interconnect holes of devices with smaller line width geometries.

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

PVD processes are used to provide conducting liner and barrier metal layers to prevent diffusion or reactions between metals such as tungsten and silicon regions, and to provide underlying foundations for the nucleation of other metal deposition layers. Aluminum PVD is also widely used at the present time as the primary wiring material in up to six layers of device interconnect. The Company believes, however, that PVD tantalum barrier and copper seed layers will play an important role in enabling the transition from aluminum to copper as the primary wiring material.

As the industry transitions to smaller and smaller line widths, a fundamental change is occurring with the movement from aluminum to copper wires as the primary conductors. Copper has lower resistance and capacitance values than aluminum, the present conductive metal used in integrated circuits. Because of this fact, copper has the potential to double the speed of an advanced microprocessor while reducing the number of metal layers required by as much as 50%.

The electrofilling process was developed to deposit copper conductive lines. Due to the difficulties in etching copper, the metal is filled in a structure created within the circuit's insulating layers in a process called dual damascene: this is the reverse of the process used with aluminum, where the metal is deposited, etched to create lines and vias, and then filled with insulating layers between the metal lines. The most difficult task is filling copper into interconnect structures which can be less than 0.25 micron in width, with aspect ratios of up to 5:1. Electrofilling employs a liquid chemistry and electrolytic principles to deposit the copper wiring into the dielectric structure, a simple and cost-effective process that is also highly reliable.

Electrofill processes are used to produce the primary copper conductive layers in advanced integrated circuits (typically circuits smaller than 0.25 micron). The technology is believed by the Company to be extendible until at least the
0.13 micron design rule, and possibly down to 0.10 design rules; or in other words, approximately another 5 or 6 years given the current industry evolution.

Advanced integrated circuit technology has created increased demand for more sophisticated semiconductor processing equipment. Today's complex semiconductor devices are being designed with line width geometries as small as 0.25 microns, with up to six layers of interconnect circuitry. The next generation of semiconductor devices, including 256 megabit DRAMs, will see line widths as small as 0.18 micron, and Novellus believes there will be widespread transition from aluminum to copper conductive lines for faster processing speeds. Each additional interconnect layer requires three separate layers of deposition, which include the initial metal layer, a non-conductive dielectric layer and then a "plug" metal film to fill patterned holes in the dielectric layer that connects the metal layers on either side of the dielectric. The Company believes that the greater complexity and number of interconnect layers in advanced integrated circuits will enable the markets for CVD aluminum and PVD aluminum to grow over the short term.

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

THE NOVELLUS SOLUTION

Novellus focuses on advanced thin film deposition systems (CVD, PVD, and electrofill) that provide high film quality while attaining the high levels of productivity required to meet the semiconductor industry's need for high volume, low cost wafer production. The Company's multi-station sequential processing architecture of its PECVD and CVD tungsten products enables these systems to address each of the following critical parameters of system performance:

CVD Solutions

    Throughput, Cost per Wafer. In contrast to CVD systems which process only one wafer at a time in a chamber, the Company's multi-station sequential deposition systems can process five, six, or even seven wafers at the same time in a chamber, leading to higher throughput levels. The design simplicity and automatic cleaning capabilities of the Company's systems further increase net throughput by reducing production downtime.

    Film Quality. With Novellus' unique sequential system design, each wafer receives a fraction of the desired film thickness at each of the five, six, or seven deposition stations in the process chamber. The "averaging" effect created by this design tends to reduce anomalies in film thickness and thereby improves film uniformity and quality. The Company's systems, for most films, can obtain within-wafer and wafer-to-wafer uniformity levels of +/- 1% of film thickness as measured at one standard deviation, which the Company believes is state-of-the-art for the industry.

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

Emphasis on High Productivity Deposition Systems. Novellus focuses on providing high productivity thin film deposition systems to leading semiconductor companies. The Company addresses the needs of semiconductor manufacturers through either its multi-chamber or unique continuous processing architecture, which enables its systems to attain high levels of wafer throughput, yield and film quality. The architecture's simple design also provides the Company's systems with long up-time and smaller footprints. The Company intends to retain its focus on productivity by leveraging its multi-chamber and continuous processing architecture in product enhancements and new product offerings.

Leadership in dielectric and metallization deposition technologies. The Company's strategy is to provide a family of deposition systems, which utilize advanced CVD, PVD, and electrofilling technologies to address leading-edge wafer processing needs. The Company's Concept One(TM) Dielectric system offers dual frequency deposition technology to achieve results for a wide variety of films on wafers as large as eight inches and geometries as small as 0.35 micron. The Company's Concept One-W is used by manufacturers to connect multiple metal layers in advanced devices; the Company believes that it is currently the only system that provides full coverage tungsten deposition on a wafer's surface. The Company's Concept Two(TM) system is a modular CVD system designed to address the needs of wafer fabs that demand greater levels of wafer processing integration, higher volume production and increased factory automation. The Company is focusing its research and development efforts on additional Concept Two modules; advanced PVD and electrofilling technology; "gap fill" high-density plasma (HDP) technology; low-k dielectric materials; and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers. The Company's first offering in the advanced HDP technology market, SPEED(TM) was introduced in February 1996. Novellus further believes that the INOVA(TM) system will provide an advanced PVD system that can deliver tantalum barriers and copper seed layers for copper metallization, as well as Ti/Ti-nitride film quality with excellent particle performance. And finally, the company believes that the SABRE electrofill tool is emerging as the industry choice for the fill of copper vias and trenches using a dual damascene process.

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

Expansion Of Asian Market Presence. While Novellus derives a significant percentage of its net sales from the Asian marketplace, the Company believes that substantial additional growth potential exists in the region over the long term. Countries such as Japan, Taiwan, and Korea continue to represent a disproportionate share of the world's capacity for semiconductor manufacturing, and all are now showing a rebound from the industry downturn of 1997-1999. The Asian countries are particularly dominant in the manufacturing of memory products, which are enabling technologies for end use consumer applications such as the Internet. Currently, the Company's local presence in Asia includes sales and support offices throughout Japan (via the Company's wholly owned subsidiary, Nippon Novellus); two offices in Taiwan, and one each in Korea, China and Singapore. Novellus believes it is an important part of its current business strategy to aggressively build its presence in Asia to serve this strategically significant region.

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

PRODUCTS

Since the introduction of its original Concept One Dielectric system in 1987, the Company has developed and now offers a family of processing systems for the dielectric and metal deposition markets. The Concept One Dielectric deposits a variety of insulating or "dielectric" films on wafers including Oxide, Nitride and TEOS. In 1990, the Company introduced a modified version of the Concept One-Dielectric, the Concept One-W, which also uses a CVD process to deposit blanket tungsten metal films on wafers primarily as the metal interconnect between conductor layers in the integrated circuit layers. In November 1991, the Company introduced the Concept Two, which is a modular, integrated production system capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers around a common, automated robotic wafer handler. In February 1996, the Company introduced SPEED on the Concept Two platform, targeted at advanced inter-metal dielectric ("IMD") deposition. Following the acquisition of Varian's Thin Film Systems Division, the Company announced the introduction of its INOVA system, an advanced PVD system that delivers Maxfill aluminum and Ti/Ti-nitride film quality for aluminum barrier layer applications, as well as highly conformal tantalum barrier copper seed layers (barrier/seed) for copper conductive layers. Most recently, in June 1998 Novellus announced the SABRE copper Electrofill(TM) system for producing copper conductive layers. With the SABRE product announcement, Novellus can now provide its customers with the entire set of metal and dielectric deposition processes required for 0.25 micron devices and below.

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

CONCEPT ONE-W

The Concept One-W was introduced in 1990 to address the tungsten CVD market. The Concept One-W deposits blanket tungsten metal films, increasingly used in advanced semiconductor devices to connect multiple metal layers in the integrated circuit. Like the Concept One-Dielectric, the Concept One-W uses a multistation sequential deposition design that achieves high throughput with desirable film properties for the entire range of film thickness. The Concept One-W also uses an approach patented by the Company to provide full-coverage front-side tungsten deposition while preventing deposition of tungsten on the backside of the wafer. This capability helps prevent the generation of damaging particles on the wafer and eliminates the need for time-consuming etching on the backside of the wafer to remove the film.

During 1993, the Concept One-W successfully completed a 21 day, 24 hour-per-day wafer manufacturing trial at SEMATECH, a U.S. semiconductor industry consortium. The results of this extended manufacturing trial demonstrated that the Concept One-W achieved or surpassed all program goals, which included system availability, film uniformity, particulates and other film properties. In 1993, SEMATECH also announced that the Concept One-W was one of a group of U.S. manufactured semiconductor production tools capable of producing devices with
0.35 micron geometries. The success of the Concept One-W in these SEMATECH trials was a major milestone for the Company in attaining market acceptance for the Concept One-W with major U.S. semiconductor manufacturers, and in enabling the Company to penetrate certain of these important accounts.

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

CONCEPT TWO SEQUEL EXPRESS(TM)

Introduced in June of 1999, SEQUEL EXPRESS is an advanced version of the SEQUEL system, designed to deposit Novellus' CORAL(TM) family of low-k dielectric films, as well as all other advanced films required for 0.18 micron and smaller devices. With a throughput in excess of 110 wafers per hour, SEQUEL EXPRESS delivers up to 40 percent higher capital productivity and up to 40 percent lower cost of ownership than competing CVD systems.

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

ANTI REFLECTION LAYER

In December 1996, the Company announced a new plasma enhanced anti-reflection layer film ("ARL"). The ARL product, PEARL(TM), achieves tighter levels of critical dimension control with in-line and Deep UV lithography in advanced semiconductor devices while reducing cost per wafer. Running on a Concept Two SEQUEL, the Company believes that PEARL offers competitive throughput and low cost of ownership for the industry. The PEARL product is currently being used in production in customer manufacturing facilities.

CORAL(TM) LOW-K DIELECTRIC FILMS

Commensurate with the launch of SEQUEL EXPRESS in June of 1999, Novellus introduced the CORAL family of low dielectric constant (low-k) films, designed for the manufacture of advanced devices down to sub-0.1 micron geometries, and in particular, copper dual damascene structures. CORAL films are carbon-doped oxide CVD films with dielectric constants in the range of 3.3 k to less than 2.5
k. Matched with Novellus' thin films for copper barriers and etch stops, CORAL yields an effective capacitance reduction of up to 40 percent in semiconductor devices.

CONCEPT THREE(TM)

In December 1997, the Company introduced its Concept Three family of chemical vapor deposition systems for dielectric and tungsten applications on 300mm wafers. The Concept Three(TM) products include the C3-SPEED(TM), the C3-SEQUEL(TM), and the C-3 ALTUST(TM). Because the Concept Three systems are based on the production proven Novellus Concept Two products, the Company believes that they should offer minimal risk to its customers in making the transition from 200mm to 300mm volume chipmaking.

INOVA(TM) SYSTEM

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

SABRE

The SABRE system was introduced in July 1998 after an extensive development program with IBM and is believed by the Company to be the most reliable and technologically advanced copper electrofilling system available on the market. SABRE has been proven to provide void-free copper fill of sub-0.15 micron trench features (at 9 or 10:1 aspect ratios) and 0.25 micron vias (at 5:1 aspect ratios). SABRE employs a proprietary electrofilling cell that eliminates the backside wafer contamination of copper, and features a unique plating cell design that ensures reproducibility of the copper fill, with a film uniformity of 3 sigma, < 5% with a wafer. SABRE requires only two types of process modules to complete the electrofill process, one for electrofilling (3 stations total) and the other for spin/rinse/dry (another 3 stations). The resulting simplicity of this design is key to the system's high reliability and manufacturing availability.

SABRE xT

Introduced in April of 1999, the SABRE xT is a second-generation electrofill tool designed to provide void-free fill in 0.13 micron geometries with aspect ratios up to 10:1. The xT is a 200 mm/300 mm "bridge tool" (i.e., capable of processing either 200 or 300 mm wafers) that incorporates process enhancements in the areas of electrical waveforms, advanced bath chemistries, and automated chemical monitoring and control using Novellus' proprietary SmartDose(TM) algorithm. Up to 75 wafers per hour can be processed by the SABRE xT. Within wafer uniformity performance of <2% 1 sigma and wafer-to-wafer uniformity of <1% 1 sigma has been achieved with the SABRE xT in a production environment.

MARKETING, SALES AND SERVICE

Novellus markets its products worldwide to manufacturers of semiconductors, including both captive fabrication lines (which produce semiconductors primarily for internal consumption) and merchant semiconductor manufacturers (which produce semiconductors primarily for sales to third party customers). In North America, the Company sells products primarily through a direct sales force. The Company's U.S. sales and support offices are located in Salem, New Hampshire; Orlando, Florida; Austin and Dallas, Texas; Phoenix, Arizona; Hopewell Junction, New York; Williston, Vermont; Bath, Pennsylvania; Manassas, Virginia; Vancouver, Washington, and Newport Beach, California. In Europe, the Company's products are predominantly sold through a wholly owned subsidiary, Novellus Systems, Ltd., which has sales and support facilities outside London, England, and in Scotland. The Company also has sales and services support offices in The Netherlands, France, Germany, Ireland and Israel. In Asia, the Company sells its products through wholly owned subsidiaries in Japan, Korea, Taiwan, Singapore and China. The Company's Japanese subsidiary maintains its headquarters near Tokyo and has eight sales offices throughout Japan.

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

For the year ended December 31, 1999, one customer accounted for approximately 17% of the Company's net sales. For the years ended December 31, 1998 and 1997, there were no individual customers who accounted for more than 10% of the Company's net sales.

Export sales (including sales made by the Company's Japanese subsidiary) for the year ended December 31, 1999 were approximately $394.4 million, or 67% of net sales. Export sales for the year ended December 31, 1998 were approximately $262.3 million, or 51% of net sales. For the year ended December 31, 1997, export sales were approximately $250.1 million or 47% of net sales.

Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in 1999, 1998 and 1997 accounted for 65%, 57%, and 48% of net sales, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The Company believes that sales to certain of its customers will decrease in the near future as those customers complete current purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect the Company's business, financial condition and results of operations. In addition, sales of the Company's systems depend in significant part upon the decision of a prospective customer to increase manufacturing capacity or to expand current manufacturing capacity, both of which typically involve a significant capital commitment. The Company has from time to time experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort.

BACKLOG

As of December 31, 1999, the Company's backlog was $329.5 million, as compared to a backlog of $108.4 million at December 31, 1998. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers with limited or no penalties. Because of orders received in the same quarter in which a system is shipped, possible changes in system delivery schedules, cancellations of orders and delays in systems shipments, the Company's backlog at any particular date is not necessarily a reliable indicator of actual sales for any succeeding period.

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

Expenditures for research and development during 1999, 1998 and 1997 were $119.7 million, $106.5 million, and $89.8 million, respectively, or approximately 20%, 21%, and 17% of net sales, respectively. The amount and percentage of sales in 1997 for research and development exclude the in-process research and development charge of $119.2 million related to the acquisition of Varian's Thin Film Systems business (TFS). The Company expects in future years that research and development expenditures will continue to represent a substantial percentage of net sales.

The success of the Company in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or in enhancing its existing products. As is typical in the semiconductor capital equipment market, the Company has experienced delays from time to time in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume in a timely manner would materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense may result. Any of these events could materially adversely affect the Company's business, financial condition and results of operations.

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

The Company manufactures its system units in clean-room environments, which are similar to the clean rooms used by semiconductor manufacturers for wafer fabrication. This procedure is intended to reduce the amount of particulates and other contaminants in the final assembled system, which in turn improves yield and reduces the level of contaminants at the customer level. Following assembly, the completed system is packaged in a plastic shrink wrap to maintain clean-room standards during shipment.

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

However, the semiconductor equipment industry is highly competitive and characterized by increasingly rapid technological changes. The Company faces substantial competition in the market in which it competes from both established competitors and potential new entrants. In the CVD and PVD areas of the market, the Company's principal competitor is Applied Materials, Inc., which is a major supplier of CVD and PVD systems and has established a substantial base of CVD, PVD and other equipment in large semiconductor manufacturers. In the copper electrofill area of the market, the Company's principal competitors are Semitool (which has a large installed base of R&D tools), EEJA, a Japanese company with ties to the chemistry supplier Enthone-OMI, and Applied Materials, which entered the market with an electroplating tool in April of 1999. Certain of the Company's competitors have greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases than the Company. The Company may also face future competition from new market entrants from other overseas and domestic sources. The Company expects its competitors to continue to improve the design and performance of their products. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer price or performance features. In addition, a substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer will be generally reliant upon that equipment for the specific production line application. Accordingly, the Company may experience difficulty in selling a product line to a particular customer for a significant period of time if that customer selects a competitor's product. Increased competitive pressure could lead to lower prices for the Company's products, thereby materially adversely affecting the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.


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

There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. The Company is currently involved in such litigation (see Item 3 "Legal Proceedings"), and, although, except as set forth in Item 3 , "Legal Proceedings," it is not aware of any claim of infringement by its products of any patent or proprietary rights of others, it could become involved in additional litigation in the future. Although the Company does not believe the outcome of the current litigation will have a material impact on the Company's business, financial condition or results of operations, no assurances can be given that this litigation or future litigation will not have such an impact. In addition to the current litigation, the Company's operations, including the further commercialization of the Company's products, could provoke additional claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.


EMPLOYEES

 At December 31, 1999, the Company had 1,749 full time and temporary employees.

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

The Company's success depends to a significant extent upon a limited number of key employees and other members of senior management of the Company. The loss of the service of one or more of these key employees could have a material adverse effect on the Company. Although the Company has recently experienced significant growth in net sales, there can be no assurance that the Company will be able to continue to maintain or increase the level of net sales in future periods. This growth has placed, and is expected to continue to place, a significant strain on the Company's management and operations. The Company's inability to effectively manage growth, or to attract and retain the personnel it requires, could have a material adverse effect on the Company's business, financial condition and results of operations.


The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, the discussion of the Company's strategy to focus on major semiconductor manufacturers, under the heading "Item 1, Business;" the statements regarding (a) the Company's belief that PVD, tantalum barrier and copper seed layers may play an important role in replacing aluminum with copper as the primary wiring material, (b) the Company's belief that electrofill process technology will be extendible to at least the 0.13 micron design rule, and possibly down to 0.10 design rules; or, in other words, approximately another 5 or 6 years given the current industry evolution; (c) Novellus' belief that there will be widespread transition from aluminum to copper conductive lines for faster processing speeds, and (d) the Company's belief regarding the greater complexity and number of interconnect layers in advanced integrated circuits, (e) the effect of the evolution of semiconductor devices to smaller line width geometries and more complex multi-level circuitry on the cost and performance requirements of capital equipment used to manufacture these devices, under the heading "Item 1, Business - Industry Background;" the Company's beliefs regarding Throughput, Cost per Wafer and Film Quality, the Company's belief that within-wafer and wafer-to-wafer uniformity levels of +/- 1% of film thickness as measured at one standard deviation are state-of-the-art for the industry, under the heading "Item 1, Business - The Novellus Solution;" the discussion of the Company's strategies under the heading "Item 1, Business - Strategy;" the Company's belief that the 10-second heating period in advance of deposition in the Concept One - Dielectric is one of the shortest preheat times of any CVD system, under the heading "Item 1, Business - Products - Concept One
- Dielectric:" the Company's belief that the Dual ALTUS offers a solution in the industry for very high volume 200 mm wafer fabs producing 0.35 micron semiconductor devices, under the heading "Item 1, Business - Products - Concept Two;" the Company's belief that ARL offers competitive throughput and low cost of ownership for the industry, under the heading "Item 1, Business - Products - Anti Reflection Layer," the Company's belief that the Concept Three family of systems should offer minimal risks to its customers in making the transition from 200 mm to 300 mm volume chipmaking, under the heading "Item 1, Business - Products - Concept Three;" the Company's belief that HCM technology offers better target utilization, extended maintenance intervals, and lower cost of ownership in comparison with collimated and other ionized sputtering techniques, under the heading "Item 1, Business - Products -Inova System;" the Company's belief that the SABRE system is the most reliable and technologically advanced electrofilling system available on the market, under the heading "Item 1, Business Products - SABRE." Forward-looking statements also include (a) the Company's belief that its marketing efforts are enhanced by the technical expertise of its research and development personnel, (b) belief that its service to its customers is enhanced by the design simplicity of its systems, (c) the expectation that sales of its products to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future, and
(d) the Company's belief that sales to certain customers will decrease in the future; under the heading "Item 1, Business - Marketing, Sales and Service"; the Company's expectation that research and development expenditures will continue to represent a substantial percentage of sales, under the heading "Item 1, Business - Research and Development"; the Company's belief as to its favorable competitiveness in the deposition equipment marketplace and the Company's belief that the acquisition of TFS and its 1998 announcement of a copper primary conductor product will allow the Company to develop and compete successfully in the PVD and copper electrofill areas of the market and that manufacturers will be generally reliant upon specific equipment, under the heading "Item 1, Business - Competition"; the Company's belief that its current properties will be sufficient to meet the Company's requirements for the foreseeable future, under heading "Item 2, Properties"; the Company's belief that there are meritorious defenses in the Applied and Semitool litigations, and the Company's beliefs with respect to the outcomes of the Applied Materials and Semitool litigations and current patent infringement inquiries, under the heading "Item 3, Legal Proceedings." All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those included in such forward-looking statements. The reader should also consult the cautionary statements and risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and Annual Report to Shareholders.

See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

The Company's operations are conducted primarily in eight buildings in the North San Jose, California area and one building in Wilsonville, Oregon. The San Jose buildings are leased by the Company and consist of 558,613 square feet. The leases expire in 2002 and provide for an extension to 2005. The buildings house two Manufacturing operations, a Research and Development facility, various Administrative and Customer Support offices, an Applications Demonstration Lab, Corporate Headquarters, and a new state of the art Customer Demonstration Lab.

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

The Company also operates a facility near Tokyo, Japan, which serves as Nippon Novellus Headquarters, Sales Office, Service, Technology and Customer Demonstration center. The facility near Tokyo is operated under a five year lease expiring in 2001. In addition, the Company maintains eight sales offices throughout Japan.

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

The Company Complaint against Applied also includes requests for damages for prior infringement and treble damages for "willful" infringement, in addition to a request for a permanent injunction for further infringement. Although the Company believes that it will prevail against Applied, there can be no assurances that the Company will prevail in its litigation against Applied. If Applied were to prevail against the Company Complaint, it could have a material adverse effect on the Company's business, financial condition or results of operations.

On July 13, 1999, in the Company lawsuit against Applied where the Company has alleged that Applied infringes Company patents, the Court ruled on the interpretation of the claims of the Company patents. On September 20, 1999, in the Applied lawsuit against Varian and the Company, where Applied has alleged that Varian and the Company infringe Applied patents, the Court ruled on the interpretation of the claims of the Applied patents. On January 14, 2000, Applied withdrew its U.S. Patent No. 5,496,455 from the lawsuits against the Company and Varian.

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

On September 24, 1999, the Court ruled on the interpretation of the claims of the Semitool patents. On December 18, 1999, Novellus filed a motion for summary judgement of non-infringement. On February 18, 2000, the Court heard oral arguments on Novellus' motion. The parties await a decision on Novellus' motion.

On March 17, 2000, the Court granted the Company's motion for summary judgement of non-infringement. The Court ruled that the Company's SABRE and SABRE xT systems do not infringe on the two patents asserted by Semitool. Therefore, the Company believes that the dispute with Semitool will not have a material adverse affect on the Company's business, financial condition and results of operations.

Plasma Physics Litigation

On December 28, 1999, Plasma Physics Corporation and Solar Physics Corporation filed a patent infringement lawsuit against many of the Company's Japanese and Korean customers. The suit is entitled Plasma Physics Corp v. Fujitsu, Ltd., 99 Civ. 8593, and is pending in the United States District Court for the Eastern District of New York. Plasma Physics has asserted U.S. Patent Nos. 4,226,897, 5,470,784, and 5,543,634. Many of the defendants have notified the Company that they believe that the Company has indemnification obligations and liability for the lawsuit. Plasma Physics has not yet identified what, if any, of the Company's equipment used by the customers is accused of infringement.

Plasma Physics seeks an injunction against the defendants' alleged infringement of the '784 and '634 patents (the '897 patent has expired). Plasma Physics also seeks trebled damages for alleged willful infringement. Plasma Physics also seeks its attorneys' fees and costs, and interest on any judgement.

The Company believes that there are meritorious defenses to Plasma Physics' allegations, including among other things, that the defendants' use of the Company's equipment does not infringe the Plasma Physics patents and/or that the Plasma Physics patents are invalid and/or unenforceable. But the resolution of intellectual property disputes is often fact intensive and, like most other litigation matters, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with Plasma Physics will not have a material adverse effect on the Company's business, financial condition, or results of operations (taking into account the defenses available to the Company), there can be no assurances that Plasma Physics will not ultimately prevail in this dispute and that the Company will not have any indemnity obligations or liability. If Plasma Physics were to prevail in the dispute, it could have a material adverse effect on the Company's business, financial condition or results of operations.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this item is included under "Stock Information" on page 28 of the Company's 1999 Annual Report to Shareholders and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is included under "Selected Consolidated Financial Data" on page 17 of the Company's 1999 Annual Report to Shareholders and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-25 of the Company's 1999 Annual Report to Shareholders and incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included under "Quantitative and Qualitative Disclosures About Market Risk" on pages 26-28 of the Company's 1999 Annual Report to Shareholders and incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included on pages 29-46 of the Company's 1999 Annual Report to Shareholders and incorporated herein by reference. Such information is listed under Item 14 of Part IV of this Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under "Proposal No. 1:
Election of Directors," "Other Information - Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under "Other Information - Executive Compensation" in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under "Other Information - Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under "Other Information - Certain Transactions" in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are incorporated by reference:

        (1)          Financial Statements.

                     The following financial statements and schedules of the Registrant are contained on pages 29-46 of the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference:

                     Consolidated Statements of Operations - Years Ended December 31, 1999, 1998 and 1997

                     Consolidated Balance Sheets at December 31, 1999 and 1998

                     Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997

                     Consolidated Statement of Shareholders' Equity - Years Ended December 31, 1999, 1998 and 1997

                     Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors

        (2)          Financial Statement Schedules.

                     The following financial statement schedule is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

                     Schedule II - Valuation and Qualifying Accounts

                     All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

        (3)          Exhibits (numbered in accordance with Item 601 of
                     Regulation S-K)

        3.1          Amended and Restated Articles of Incorporation of
                     Registrant.

        3.2(9)       Form of Bylaws of Registrant as amended

        3.2.1(8) Bylaws Section 2.5 as amended in 1995 re Election and Term of Office.

        3.2.2(8)     Bylaws Section 2.2 as amended in 1997 re Number of
                     Directors.

        10.1(5) Asset Purchase Agreement by and between Varian Associates, Inc. and the Company dated May 7, 1997.

        10.2(5) First Amendment to Asset Purchase Agreement by and between Varian Associates, Inc. and the Company dated June 20, 1997.

        10.3(5) Assignment and Assumption of Lessee's Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12 Palo Alto) by and between Varian Associates, Inc. and the Company dated May 7, 1997.

        10.4(5) Sublease (Portion of Unit 9, Palo Alto) by and between Varian Associates, Inc. and the Company dated May 7, 1997.

        10.6(5) Environmental Agreement by and between Varian Associates, Inc. and the Company dated May 7, 1997.

        10.7(5) Cross License Agreement by and between Varian Associates, Inc. and the Company dated May 7, 1997.

        10.8(5) Parts Supply Agreement by and between Varian Associates, Inc. and the Company dated May 7, 1997.

        10.9(6) Settlement Agreement by and between Applied Materials, Inc. and the Company dated May 7, 1997. Confidential treatment has been granted with respect to portions of this Exhibit.

        10.10(6) Credit Agreement by and among ABN AMRO Bank, N.V., as agent, the lenders named therein, and the Company dated May 7, 1997.

        10.11(6) Participation Agreement by and among Lease Plan North America, Inc. the Company and ABN AMRO Bank, N.V., as agent for the participations named therein, dated June 9, 1997.

        10.11.1(7)   Letter Amendment, dated June 20, 1997, to the Participation
                     Agreement by and among Lease Plan North America, Inc., the
                     Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

        10.11.2(7)   Amendment no. 1, dated August 28, 1997, to the
                     Participation Agreement by and among Lease Plan North
                     America, Inc., the Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

        10.11.3(7)   Amendment no. 2, dated September 26, 1997, to the
                     Participation Agreement by and among Lease Plan North
                     America, Inc., the Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

        10.12(7) Amendment no. 1, dated August 28, 1997, to the Facility 2 Lease Agreement, Construction Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan North America, Inc. and the Company dated June 9, 1997.

        10.13(7) Amendment no. 2, dated September 26, 1997, to the Facility 2 Lease Agreement, Construction Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan North America, Inc. and the Company dated June 9, 1997.

        10.13(7) Amendment no. 1, dated September 26, 1997, to the Facility 1 Lease Agreement, Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan North America, Inc. and the Company dated June 9, 1997.

        10.14(7) Participation Agreement by and among Lease Plan USA, Inc., the Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated October 15, 1997.

        10.15(7) Facility 1 Lease Agreement, Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan USA, Inc. and the Company dated October 15, 1997.

        10.16(7) Facility 2 Lease Agreement, Construction Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan USA, Inc. and the Company dated October 15, 1997.

        *10.20(2)    Registrant's Amended and Restated 1984 Stock Option Plan,
                     together with forms of agreements thereunder

        *10.21(4)    Registrant's 1992 Stock Option Plan, together with forms of agreements thereunder

        *10.21.1 Form of Restated Stock Purchase Agreement dated December 16, 1999 between Registrant and Jeff Benzing Wilbert van den Hoek and certain other employees of Registrant

        *10.22(3)    Registrant's 1992 Employee Stock Purchase Plan

        *10.23(1)    Form of Agent Indemnification Agreement and amendment
                     thereto

        *10.25(3)    Employment Agreement dated June 15, 1992 between the
                     Registrant and Peter Hanley

        *10.26(4)    Offer Letter Agreement dated November 1, 1993 between
                     Registrant and Richard S. Hill

        *10.27(9)    Employment Agreement dated October 1, 1998 between
                     Registrant and Richard S. Hill

        *10.27.1 Amendment dated December 16, 1999 to Employment Agreement between Registrant and Richard S. Hill

        *10.27.2 Restricted Stock Purchase Agreement dated December 16, 1999 between Registrant and Richard S. Hill

         10.28(10)   First Amendment to Participation Agreement dated June 4,
                     1999

         10.29(11)   Asset Purchase Agreement by and between Fairchild
                     Technologies USA, Inc. and the Company dated July 29, 1999.

        13.1 Registrant's 1999 Annual Report to Shareholders (only portions of this document specifically incorporated herein by reference are included in this exhibit)

        21.1         Subsidiaries of Registrant

        23.1         Consent of Ernst & Young LLP, Independent Auditors

        24.1         Power of Attorney (see page 18)

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

(5) Incorporated by reference to the Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(6) Incorporated by reference to the Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 1997.

(7) Incorporated by reference to the Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

(8) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 1998.

(9) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 1999.

(10) Incorporated by reference to Exhibit 10.28 filed with Registrant's Form 10-Q filed with the Securities and Exchange Commission on August 9, 1999.

(11) Incorporated by reference to Exhibit 10.29 filed with Registrant's Form 10-Q filed with the Securities and Exchange Commission on November 8, 1999.



* Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 24th day of March, 2000.



                                  NOVELLUS SYSTEMS, INC.


                                  By:  /s/ Robert H. Smith
                                       -----------------------------------------
                                       Robert H. Smith
                                       EXECUTIVE VICE PRESIDENT,
                                       FINANCE AND ADMINISTRATION,
                                       PRINCIPAL FINANCIAL OFFICER AND SECRETARY



                                  By:  /s/ Kevin S. Royal
                                       -----------------------------------------
                                       Kevin S. Royal
                                       CORPORATE CONTROLLER,
                                       PRINCIPAL ACCOUNTING OFFICER



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


SIGNATURE                                            CAPACITY                                    DATE
---------                                            --------                                    ----
/s/Richard S. Hill                   Chairman of the Board of Directors,                     March 24, 2000
------------------------------       President and Chief Executive Officer
Richard S. Hill                      (Principal Executive Officer)


/s/Robert H. Smith                   Executive Vice President,                               March 24, 2000
------------------------------       Finance and Administration,
Robert H. Smith                      Chief Financial Officer and Secretary
                                     (Principal Financial Officer)


/s/D. James Guzy                     Director                                                March 24, 2000
------------------------------
D. James Guzy


/s/Tom Long                          Director                                                March 24, 2000
------------------------------
Tom Long


/s/Glen Possley                      Director                                                March 24, 2000
------------------------------
Glen Possley


/s/J. David Litster                  Director                                                March 24, 2000
------------------------------
J. David Litster


/s/William R. Spivey                 Director                                                March 24, 2000
------------------------------
William R. Spivey

                                  SCHEDULE II
                             NOVELLUS SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE AT                                   BALANCE AT
                                          BEGINNING    CHARGED TO                         END
DESCRIPTION                               OF PERIOD     EXPENSE        DEDUCTIONS      OF PERIOD
                                          ---------     -------        ----------      ---------
Year Ended December 31, 1997
     Allowance for Doubtful Accounts       $ 2,777       $16,370       $15,600(1)       $ 3,547

Year Ended December 31, 1998
     Allowance for Doubtful Accounts       $ 3,547       $   452       $   864          $ 3,135

Year Ended December 31, 1999
     Allowance for Doubtful Accounts       $ 3,135       $   586       $    --          $ 3,721



(1) $15.6 million write-off of the outstanding amount from Submicron Technology, Inc., total charge $17.7 million. See Note 7, Notes to the Consolidated Financial Statements.

                                 Exhibit Index

(a)     The following documents are incorporated by reference:

  (1)           Financial Statements.

                The following financial statements and schedules of the Registrant are contained on pages 29-46 of the Company's 1999
                Annual Report to Shareholders and are incorporated herein by reference:

                Consolidated Statements of Operations - Years Ended December 31,
                1999, 1998 and 1997

                Consolidated Balance Sheets at December 31, 1999 and 1998

                Consolidated Statements of Cash Flows - Years Ended December 31,
                1999, 1998 and 1997

                Consolidated Statement of Shareholders' Equity - Years Ended
                December 31, 1999, 1998 and 1997

                Notes to Consolidated Financial Statements

                Report of Ernst & Young LLP, Independent Auditors

  (2)           Financial Statement Schedules.

                The following financial statement schedule is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

                Schedule II - Valuation and Qualifying Accounts

                All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

  (3)           Exhibits (numbered in accordance with Item 601 of Regulation
                S-K)

  3.1           Amended and Restated Articles of Incorporation of Registrant.

  3.2(9)        Form of Bylaws of Registrant as amended

  3.2.1(8) Bylaws Section 2.5 as amended in 1995 re Election and Term of Office.

  3.2.2(8)      Bylaws Section 2.2 as amended in 1997 re Number of
                Directors.

  10.1(5)       Asset Purchase Agreement by and between Varian Associates,
                Inc. and the Company dated May 7, 1997.

  10.2(5)       First Amendment to Asset Purchase Agreement by and between
                Varian Associates, Inc. and the Company dated June 20, 1997.

  10.3(5)       Assignment and Assumption of Lessee's Interest in Lease
                (Units 8 and 9, Palo Alto) and Covenants, Conditions and
                Restrictions on Leasehold Interests (Units 1-12 Palo Alto) by and between Varian Associates, Inc. and the Company dated May 7,
                1997.

  10.4(5)       Sublease (Portion of Unit 9, Palo Alto) by and between Varian
                Associates, Inc. and the Company dated May 7, 1997.

  10.6(5)       Environmental Agreement by and between Varian Associates, Inc.
                and the Company dated May 7, 1997.

  10.7(5)       Cross License Agreement by and between Varian Associates, Inc.
                and the Company dated May 7, 1997.

  10.8(5)       Parts Supply Agreement by and between Varian Associates, Inc.
                and the Company dated May 7, 1997.

  10.9(6) Settlement Agreement by and between Applied Materials, Inc. and the Company dated May 7, 1997. Confidential treatment has been granted with respect to portions of this Exhibit.

  10.10(6) Credit Agreement by and among ABN AMRO Bank, N.V., as agent, the lenders named therein, and the Company dated May 7, 1997.

  10.11(6)      Participation Agreement by and among Lease Plan North America,
                Inc. the Company and ABN AMRO Bank, N.V., as agent for the participations named therein, dated June 9, 1997.

  10.11.1(7)    Letter Amendment, dated June 20, 1997, to the Participation
                Agreement by and among Lease Plan North America, Inc., the
                Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

  10.11.2(7)    Amendment no. 1, dated August 28, 1997, to the Participation
                Agreement by and among Lease Plan North America, Inc., the
                Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

  10.11.3(7)    Amendment no. 2, dated September 26, 1997, to the Participation
                Agreement by and among Lease Plan North America, Inc., the
                Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

  10.12(7)      Amendment no. 1, dated August 28, 1997, to the Facility 2 Lease
                Agreement, Construction Deed of Trust With Assignment of Rents,
                Security Agreement and Fixture Filing by and between Lease Plan
                North America, Inc. and the Company dated June 9, 1997.

  10.13(7)      Amendment no. 2, dated September 26, 1997, to the Facility 2
                Lease Agreement, Construction Deed of Trust With Assignment of
                Rents, Security Agreement and Fixture Filing by and between
                Lease Plan North America, Inc. and the Company dated June 9,
                1997.

  10.13(7)      Amendment no. 1, dated September 26, 1997, to the Facility 1
                Lease Agreement, Deed of Trust With Assignment of Rents,
                Security Agreement and Fixture Filing by and between Lease Plan
                North America, Inc. and the Company dated June 9, 1997.

  10.14(7)      Participation Agreement by and among Lease Plan USA, Inc., the
                Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated October 15, 1997.

  10.15(7)      Facility 1 Lease Agreement, Deed of Trust With Assignment of
                Rents, Security Agreement and Fixture Filing by and between
                Lease Plan USA, Inc. and the Company dated October 15, 1997.

  10.16(7)      Facility 2 Lease Agreement, Construction Deed of Trust With
                Assignment of Rents, Security Agreement and Fixture Filing by and between Lease Plan USA, Inc. and the Company dated October
                15, 1997.

 *10.20(2)      Registrant's Amended and Restated 1984 Stock Option Plan,
                together with forms of agreements thereunder

 *10.21(4)      Registrant's 1992 Stock Option Plan, together with forms of agreements thereunder

 *10.21.1       Form of Restated Stock Purchase Agreement dated December 16,
                1999 between Registrant and Jeff Benzing, Wilbert van den Hoek and certain other employees of Registrant

 *10.22(3)      Registrant's 1992 Employee Stock Purchase Plan

 *10.23(1)      Form of Agent Indemnification Agreement and amendment thereto

 *10.25(3)      Employment Agreement dated June 15, 1992 between the Registrant and Peter Hanley

 *10.26(4)      Offer Letter Agreement dated November 1, 1993 between Registrant and Richard S. Hill

 *10.27(9)      Employment Agreement dated October 1, 1998 between Registrant and Richard S. Hill

 *10.27.1 Amendment dated December 16, 1999 to Employment Agreement between Registrant and Richard S. Hill

 *10.27.2 Restricted Stock Purchase Agreement dated December 16, 1999 between Registrant and Richard S. Hill


  10.28(10)     First Amendment to Participation Agreement dated June 4, 1999

  10.29(11)     Asset Purchase Agreement by and between Fairchild Technologies
                USA, Inc. and the Company dated July 29, 1999.

  13.1 Registrant's 1999 Annual Report to Shareholders (only portions of this document specifically incorporated herein by reference are included in this exhibit)

  21.1          Subsidiaries of Registrant

  23.1          Consent of Ernst & Young LLP, Independent Auditors

  24.1          Power of Attorney (see page 18)

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

  (5) Incorporated by reference to the Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

  (6) Incorporated by reference to the Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 1997.

  (7) Incorporated by reference to the Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

  (8) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 1998.

  (9) Incorporated by reference to the exhibit filed with Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 1999.

  (10) Incorporated by reference to Exhibit 10.28 filed with Registrant's Form 10-Q filed with the Securities and Exchange Commission on August 9, 1999.

  (11) Incorporated by reference to Exhibit 10.29 filed with Registrant's Form 10-Q filed with the Securities and Exchange Commission on November 8, 1999.

  *    Management contracts or compensatory plans or arrangements.