Form 10-Q
period 2000-04-01
NOVELLUS SYSTEMS INC
filed 2000-05-16
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 1, 2000

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


        YES [X]   NO  [ ]

As of May 5, 2000 130,623,069 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED APRIL 1, 2000



                                      INDEX


Part I: Financial Information

               Item 1: Financial Statements                                            Page


                           Condensed Consolidated Balance Sheets at
                           April 1, 2000 and December 31, 1999                             3



                           Condensed Consolidated Statements of Income
                           for the three months ended April 1, 2000
                           and March 27, 1999                                              4



                           Condensed Consolidated Statements of Cash Flows for
                           the three months ended April 1, 2000
                           and March 27, 1999                                              5



                           Notes to Condensed Consolidated Financial
                           Statements                                                      6


               Item 2:     Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                                     10


               Item 3:     Quantitative and Qualitative Disclosures About
                           Market Risk                                                    14


Part II:    Other Information


               Item 1:   Legal Proceedings                                                15

               Item 6:   Exhibits and Reports on Form 8-K                                 18



Signatures                                                                                18


PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands)
-----------------------------------------------------------------------------------
Assets                                                     April 1,     December 31,
                                                             2000         1999 (1)
                                                         (unaudited)
-----------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                              $  266,819      $  181,568
  Short-term investments                                    183,398         203,689
  Accounts receivable, net                                  255,325         213,678
  Inventories                                               119,674         103,883
  Deferred taxes                                             24,521          24,521
  Prepaid and other current assets                           17,892           5,327
                                                         --------------------------
       Total current assets                                 867,629         732,666

Property and equipment:
  Machinery and equipment                                   145,488         138,518
  Furniture and fixtures                                      9,425           9,335
  Leasehold improvements                                     54,992          54,349
                                                         --------------------------
                                                            209,905         202,202
  Less accumulated depreciation and amortization            102,356          95,423
                                                         --------------------------
                                                            107,549         106,779
Long-term deferred taxes                                     11,770          11,770
Other assets                                                 57,409          58,714
                                                         --------------------------
       Total Assets                                      $1,044,357      $  909,929
                                                         ==========================
Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                       $   53,770      $   43,438
  Accrued payroll and related expenses                       21,110          19,367
  Accrued warranty                                           26,402          20,083
  Other accrued liabilities                                  41,798          31,150
  Income taxes payable                                        2,578          12,671
  Current obligations under lines of credit                  19,967          13,521
                                                         --------------------------
       Total current liabilities                            165,625         140,230

Commitments and contingencies
Shareholders' equity:
   Common stock                                             543,559         490,587
   Retained earnings                                        334,258         277,671
   Accumulated other comprehensive income (loss)                915           1,441
                                                         --------------------------
       Total shareholders' equity                           878,732         769,699
                                                         --------------------------
         Total Liabilities and Shareholders' Equity      $1,044,357      $  909,929
                                                         ==========================

See accompanying notes.
(1) Derived from the December 31, 1999 audited financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------
(in thousands, except per share data)            Three Months Ended
(unaudited)                                    April 1,         March 27,
                                                 2000            1999
-------------------------------------------------------------------------
Net sales                                     $  274,071      $  115,231
Cost of sales                                    119,123          54,097
                                              --------------------------
      Gross profit                               154,948          61,134
Operating expenses
    Selling, general and administrative           37,030          21,871
    Research and development                      40,001          26,544
                                              --------------------------
      Total operating expenses                    77,031          48,415
                                              --------------------------

Operating income                                  77,917          12,719
Interest income, net                               5,486           1,348
                                              --------------------------
Income before provision for income taxes          83,403          14,067

Provision for income taxes                        25,855           4,642
                                              --------------------------
Net income                                    $   57,548      $    9,425
                                              ==========================

Basic net income per share                    $     0.48      $     0.09
                                              ==========================

Diluted net income per share                  $     0.45      $     0.08
                                              ==========================

Shares used in basic calculation                 120,622         107,928
                                              ==========================

Shares used in diluted calculation               129,142         113,393
                                              ==========================


See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------
(in thousands)                                                          Three Months Ended
(unaudited)                                                           Apr. 1,        Mar. 27,
                                                                         2000         1999
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                        $  57,548       $   9,425
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                        8,626           6,683
    Deferred income taxes                                                   --             958
    Deferred compensation                                                  632              --
Changes in operating assets and liabilities
    Accounts receivable                                                (41,647)         20,419
    Inventories                                                        (16,053)         (8,600)
    Prepaid and other current assets                                   (12,565)           (981)
    Accounts payable                                                    10,332          (5,945)
    Accrued payroll and related expenses                                 1,743          (2,152)
    Accrued warranty                                                     6,319          (1,788)
    Other accrued liabilities                                           10,648          (3,930)
    Income taxes payable                                                18,527           1,611
                                                                     -------------------------
       Total adjustments                                               (13,438)          6,275
                                                                     -------------------------
       Net cash provided by operating activities                        44,110          15,700
                                                                     -------------------------
Cash flows from investing activities:
    Maturities and sales (purchases) of available-for-sale
      debt securities, net                                              20,291        (136,216)
    Capital expenditures                                                (9,419)         (4,568)
    Decrease (increase) in other assets                                  1,065          (2,997)
                                                                     -------------------------
       Net cash provided by (used in) investing activities              11,937        (143,781)
                                                                     -------------------------
Cash flows from financing activities:
     Proceeds from sale of common stock                                 22,758         266,378
     Proceeds (payments) on lines of credit, net                         6,446         (65,290)
     Repurchase of common stock                                             --             (11)
                                                                     -------------------------
       Net cash provided by financing activities                        29,204         201,077
                                                                     -------------------------
Net increase in cash and cash equivalents                               85,251          72,996
Cash and cash equivalents at the beginning of the period               181,568          81,224
                                                                     -------------------------
Cash and cash equivalents at the end of the period                   $ 266,819       $ 154,220
                                                                     =========================
Supplemental Disclosures
   Cash paid during the period for:
   Interest                                                          $     181       $     918
   Income taxes                                                      $      28       $     503
Other noncash charges:
   Income tax benefits from employee stock plans                     $  28,620       $   4,429


See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

----------------------------------------------------------------
                                 April 1, 2000     Dec. 31, 1999
----------------------------------------------------------------
Purchased parts                        $81,393           $71,688
Work-in-process                         33,060            29,621
Finished goods                           5,221             2,574
                                      --------         ---------
                                      $119,674          $103,883
                                      ========         =========

3. LINES OF CREDIT

The Company has lines of credit with four banks which expire at various dates through September 2000 under which the Company can borrow up to $20.0 million at the banks' prime rate. These facilities are available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At April 1, 2000 and December 31, 1999, the amounts outstanding were $20.0 million and $13.5 million, respectively. All borrowings outstanding under the lines of credit were by Nippon Novellus.

4. NET INCOME PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic net income per common share is computed based on weighted average common shares outstanding during the period. Diluted earnings per share is computed using the weighted average common and dilutive common equivalent shares outstanding during the period. Stock options are considered common stock equivalents and are included in the diluted calculation of weighted average shares using the treasury stock method.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                            --------------------------
                                               Three Months Ended
                                              Apr. 1,         Mar. 27,
                                               2000            1999
                                            ----------      ----------
Numerator:
    Net income                              $   57,548      $    9,425

Denominator:
    Denominator for basic earnings per
        share-weighted-average shares
        outstanding                            120,622         107,928

    Employee stock options                       8,520           5,465
                                            ----------      ----------

Denominator for diluted earnings per
    share-adjusted weighted-average
    shares outstanding                         129,142         113,393
                                            ==========      ==========

Basic earnings per share                    $     0.48      $     0.09
                                            ==========      ==========

Diluted earnings per share                  $     0.45      $     0.08
                                            ==========      ==========

Options to purchase approximately 141,000 and 1,700 shares of common stock at weighted-average prices of $54.74 and $21.19 per share were outstanding during the periods ended April 1, 2000 and March 27, 1999, respectively, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

5. LONG-TERM DEBT

In June 1997, the Company entered into a five year, $125.0 million, Senior Credit Facility structured as an unsecured revolving credit line. The credit line expires in June 2002. Borrowings, at the option of the Company, bear interest at either a base rate plus a margin or the London Interbank Offering Rate ("LIBOR") plus a margin for interest periods of one to six months. There were no borrowings outstanding under the Senior Credit Facility at April 1, 2000.

The Senior Credit Facility contains certain restrictive financial covenants. At April 1, 2000, the Company was in compliance with these covenants.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


6. COMMITMENTS

The Company has lease agreements on twelve properties. The agreements are for five years each with the option to extend for an additional two years at an interest rate that approximates the LIBOR. The lease terms expire at various dates beginning on June 2002 through September 2003. At current interest rates, the annual lease payments total approximately $18.4 million. During the terms of the leases, the Company may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable. These leases contain certain restrictive financial covenants. At April 1, 2000, the Company was in compliance with these covenants.

7. COMPREHENSIVE INCOME

As of January 1, 1999, the Company adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

The following are the components of comprehensive income:


-------------------------------------------------------------------------
                                                 Three Months Ended
                                          April 1, 2000   March 27, 1999
-------------------------------------------------------------------------
Net income                                   $   57,548       $    9,425

Foreign currency translation adjustment            (526)            (398)
                                             ----------       ----------
Comprehensive income                         $   57,022       $    9,027
                                             ==========       ==========

The components of accumulated other comprehensive income (loss), net of related tax are as follows:

-------------------------------------------------------------------------
                                          April 1, 2000    Dec. 31, 1999
-------------------------------------------------------------------------
Foreign currency translation adjustment      $      915       $    1,441
                                             ==========       ===========

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


8. OTHER ISSUES

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The semiconductor capital equipment industry association and a number of association members including the Company have met with the Staff of the SEC to discuss and evaluate the applicability of SAB 101 and various practical implementation considerations. We currently expect to adopt the new accounting principle effective for the period ending July 1, 2000. Accordingly, any shipments previously reported as revenue, including revenue reported for the first quarter of fiscal 2000, that do not meet SAB 101's guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 would not involve the restatement of prior financial statements, but would, to the extent applicable, be reported as a change in accounting principle in the quarter ending July 1, 2000. On March 24, 2000, the Staff of the SEC issued Staff Accounting Bulletin 101A (SAB 101A), which permitted the delay in the Company's implementation date of SAB 101 until the second quarter of fiscal 2000. As a result of the delay in the implementation of SAB 101, the Company's reported results of operations for the six months ending July 1, 2000 will include a cumulative adjustment for all prior annual and interim periods including an adjustment for revenue reported in the first quarter of fiscal 2000 as if SAB 101 had been adopted on January 1, 2000.

Management believes that SAB 101 and 101A, to the extent that they impact us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

9. SUBSEQUENT EVENT

On April 25, 2000 and May 4, 2000, the Company completed a public offering of approximately 9.0 million shares of common stock that resulted in net proceeds to the Company of approximately $527.0 million.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended April 1, 2000 were $274.1 million, compared with $115.2 million for the comparable year-ago quarter, and $191.7 million for the immediately preceding quarter. The increases in net sales are due to ongoing growth in the semiconductor industry resulting in continued capacity and technology buys of our core products. Bookings for the first quarter of 2000 significantly exceeded the 1:1 book to bill ratio. In the second quarter of 2000, the Company anticipates sequential bookings growth, sequential revenue growth, sequential earnings growth, and the book to bill ratio to exceed one to one.

International net sales (including export sales) for the three months ended April 1, 2000, were 74.7% of total net sales, which compares to the comparable year-ago period of 59.9% and 64.9% for the immediately preceding quarter. The increase from the comparable year ago period is primarily due to higher net sales in Taiwan, Japan and Europe. The increase over the preceding quarter relates primarily to higher net sales in Korea and Japan.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. The semiconductor capital equipment industry association and a number of association members including the Company have met with the Staff of the SEC to discuss and evaluate the applicability of SAB 101 and various practical implementation considerations. We currently expect to adopt the new accounting principle effective for the period ending July 1, 2000. Accordingly, any shipments previously reported as revenue, including revenue reported for the first quarter of fiscal 2000, that do not meet SAB 101's guidance will be recorded as revenue in future periods. Changes in our revenue recognition policy resulting from the interpretation of SAB 101 would not involve the restatement of prior financial statements, but would, to the extent applicable, be reported as a change in accounting principle in the quarter ending July 1, 2000. On March 24, 2000, the Staff of the SEC issued Staff Accounting Bulletin 101A (SAB 101A), which permitted the delay in the Company's implementation date of SAB 101 until the second quarter of fiscal 2000. As a result of the delay in the implementation of SAB 101, the Company's reported results of operations for the six months ending July 1, 2000 will include a cumulative adjustment for all prior annual and interim periods including an adjustment for revenue reported in the first quarter of fiscal 2000 as if SAB 101 had been adopted on January 1, 2000.

Management believes that SAB 101 and 101A, to the extent that they impact us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

Gross profit as a percentage of net sales for the three months ended April 1, 2000 was 56.5%, compared with 55.6% for the immediately preceding quarter and 53.1% for the comparable year-ago period. The increases in gross margin are due to improved absorption of fixed overhead costs due to the increased level of shipments.

Selling, general and administrative expenses for the three months ended April 1, 2000 were $37.0 million compared with $21.9 million in the comparable year-ago quarter, and $29.9 million from the immediately preceding quarter. Selling, general and administrative expenses as a percentage of net sales for the three months ended April 1, 2000 were 13.5% compared with 19.0% for the comparable year-ago quarter, and 15.6% for the immediately preceding quarter.
The increases in absolute dollars from the comparable year-ago period and immediate preceding quarter are primarily due to increased costs associated with the growth in net sales. The decreases in selling, general and administrative expenses as a percentage of net sales are primarily due to increasing net sales coupled with the Company's on-going efforts to minimize and control selling, general and administrative costs.

Research and development (R&D) expenses for the three months ended April 1, 2000 were $40.0 million compared with $26.5 million for the comparable year-ago quarter, and $32.6 million for the immediately preceding quarter. R&D expenses as a percentage of net sales for the three months ended April 1, 2000 were 14.6% compared with the 23.0% for the comparable year-ago period, and 17.0% for the immediately preceding quarter. R&D expenses as a percentage of net sales continues to decrease quarter over quarter, although in absolute dollars it continues to increase reflecting Novellus' continuing commitment to the development of new products. These products include additional Concept Two modules, advanced PVD systems, electrofill systems, advanced "gap fill" technology, primary conductor metals, low K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers.

Net interest income for the three months ended April 1, 2000 was $5.5 million compared with $1.3 million for the comparable year-ago quarter, and $5.2 million recorded in the immediately preceding quarter. The increases in net interest income over the comparable year-ago quarter and the immediate preceding quarter are primarily due to increased cash and short-term investment balances.

The Company's effective tax rate for the three months ended April 1, 2000 was 31% compared with 33% for the immediately preceding quarter and the comparable year-ago period. The decrease in the effective tax rate is due to the increased benefit from tax credits for 2000.

Deferred tax assets were $54.6 million, net of valuation allowances of $13.0 million and $13.8 million at April 1, 2000 and December 31, 1999, respectively. The Company believes that it is more likely than not that these assets will be realized by an offset against the recognized tax liability of $18.3 million for both April 1, 2000 and December 31, 1999, and by future taxable income.

Net income for the three months ended April 1, 2000 was $57.5 million or $0.45 per share compared with $9.4 million or $0.08 per share for the comparable year-ago period, and $33.0 million or $0.27 per share for the immediately preceding quarter.

The number of shares used in the per share calculations for the three months ended April 1, 2000 was 129.1 million compared with 113.4 million for the comparable year-ago period and 124.3 million for the immediately preceding period. The increase in shares used for both the comparable year-ago period and the immediate preceding quarter is due to an increased number of common stock equivalents.

EURO CONVERSION

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. As of that date, the Euro traded on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, non-cash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or legacy currency. Between January 1, 1999 and January 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border transparency. The Company is assessing its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. The Company is also assessing its information technology systems to allow for transactions to take place in both legacy currencies and the Euro and the eventual elimination of the legacy currencies, and reviewing whether certain existing contracts will need to be modified. The Company's currency risk for operations in participating countries may be reduced as the legacy currencies are converted to the Euro.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital resources through cash flow from operations, sales of equity securities and borrowings. The Company's primary sources of funds at April 1, 2000 consisted of $450.2 million of cash, cash equivalents and short-term investments. This amount represents an increase of $65.0 million from the December 31, 1999 balance of $385.3 million. During the second quarter of 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company, bear interest at either a base rate plus a margin or the LIBOR plus a margin for interest periods of one to six months. During March 1999, total borrowings of $65 million under the Senior Credit Facility were repaid. The Senior Credit Facility requires the Company to be in compliance with certain financial covenants. At April 1, 2000, the Company was in compliance with these financial covenants. In addition, at April 1, 2000, there was $20.0 million available under bank lines of credit that expire at various dates through September 2000. At April 1, 2000, approximately $20.0 million was outstanding under these bank lines of credit, which bear interest at the banks' prime lending rates or offshore reference rates.

During the three months ended April 1, 2000, the Company's cash and cash equivalents increased $85.3 million to $266.8 million from $181.6 million at December 31, 1999. Net cash provided by operating activities during the first three months of 2000 was $44.1 million due primarily to net income of $57.5 million, non-cash depreciation and amortization charges of $8.6 million, and increases in income taxes payable, other accrued liabilities and accounts payable of $18.5 million, $10.6 million and $10.3 million, respectively. These amounts were partially offset by increases in accounts receivable of $41.6 million and inventories of $16.1 million.

Net cash flows provided by investing activities were $11.9 million during the first three months of 2000. During this period, the Company had net sales of $20.3 million of available-for-sale debt securities. These amounts were partially offset by capital expenditures of $9.4 million during the period.

The Company expects investments in property and equipment in the current fiscal year to approximate $64.0 million of which $9.4 million had been incurred as of April 1, 2000. The Company intends to finance these investments from existing cash balances and cash flows from operations.

During the first three months of 2000, net cash provided by financing activities increased $29.2 million due primarily to $22.8 million of proceeds from the issuance of common stock related to the exercise of employee stock options. In addition, the Company received proceeds of $6.4 million under one of its bank lines of credit.

On April 25, 2000 and May 4, 2000, the Company completed a public offering of approximately 9.0 million shares of common stock that resulted in net proceeds to the Company of approximately $527.0 million.

The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not Applicable.


              Statement Regarding Forward-Looking Statements Under The Private Securities Litigation Reform Act of 1995
              ----------------------------------------------------

The statements contained in this Report on Form 10-Q that are not purely historical in nature are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's estimations, anticipations, determinations, commitments, expectations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements include, without limitation, the statement regarding the Company's anticipations as to sequential bookings growth, sequential revenue growth, sequential earnings growth, and the book to bill ratio exceeding one to one in the second quarter of 2000, the Company's increasing commitment to the development of new products, the Company's possible reduction of currency risk, the Company's belief as to the realization of tax assets, the statements regarding the Company's beliefs as to the sufficiency of its current cash position to meet the Company's needs, the Company's expectations as to the amount of its property and equipment investments in the current fiscal year, and the Company's intention to finance such investments from existing cash balances and cash flows from operations. These forward-looking statements involve risks and uncertainties including, but not limited to, domestic and international economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, the outcome of availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission (SEC). Actual results may differ materially. Novellus assumes no obligation to update this information. For more details, please refer to other SEC filings, including the Company's most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

PART II:  OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

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

On March 16, 2000, the Court granted Varian's motion for summary judgement that claims 14 & 18 of Applied's U.S. Patent No 5,171,412 are invalid. In the same order, the Court gave Applied 3 months to conduct discovery concerning an issue relating to Varian's motion for summary judgement that claim 21 is invalid. After that discovery period, Varian may renew its motion to invalidate claim 21.

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

Plasma Physics seeks an injunction against the defendants' alleged infringement of the `784 and `634 patents (the `897 patent has expired). Plasma Physics also seeks trebled damages for alleged willful infringement. Plasma Physics also seeks its attorneys' fees and costs, and interest on any judgement.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Not Applicable

                     Report on Form 8-K dated April 19, 2000 filing a copy of the underwritten agreement related to the underwritten offering of up to 9,047,379 shares of the Company's common stock pursuant to a registered public offering.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NOVELLUS SYSTEMS, INC.
                                    ----------------------
                                          REGISTRANT



                                    /s/ Robert H. Smith
                                    --------------------------------------------
                                    Robert H. Smith
                                    Executive Vice President
                                    Finance and Administration
                                    (Principal Chief Financial Officer)



                                    /s/ Kevin Royal
                                    --------------------------------------------
                                    Kevin Royal

                                    Corporate Controller
                                    (Principal Chief Accounting Officer)




                                    May 16, 2000
                                    ------------
                                    Date

EXHIBIT INDEX



EXHIBIT #                      DESCRIPTION
---------                      -----------

27.1                           Financial Data Schedule