Form 10-Q
period 2000-07-01
NOVELLUS SYSTEMS INC
filed 2000-08-08
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 1, 2000

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


        YES   [X]   NO   [ ]

As of August 4, 2000 131,068,829 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JULY 1, 2000



                                      INDEX

Part I: Financial Information

          Item 1: Condensed Consolidated Financial Statements               Page

                    Condensed Consolidated Balance Sheets at
                    July 1, 2000 and December 31, 1999.                        3


                    Condensed Consolidated Statements of Income
                    for the three and six months ended July 1, 2000
                    and June 26, 1999.                                         4


                    Condensed Consolidated Statements of Cash Flows for
                    the three and six months ended July 1, 2000
                    and June 26, 1999.                                         5


                    Notes to Condensed Consolidated Financial
                    Statements.                                                6


          Item 2:   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                10


          Item 3:   Quantitative and Qualitative Disclosure About
                    Market Risk                                               15


Part II:  Other Information


          Item 1: Legal Proceedings                                           15

          Item 4: Submission of Matters to a Vote of Security Holders         19

          Item 6: Exhibits and Reports on Form 8-K                            19

Signatures                                                                    20

PART I:   FINANCIAL INFORMATION
ITEM 1:   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

------------------------------------------------------------------------------------
                                                          July  1,      December 31,
                                                            2000          1999 (1)
Assets                                                   (unaudited)
------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                              $  888,316      $  181,568
  Short-term investments                                    183,088         203,689
  Accounts receivable, net                                  285,996         213,678
  Inventories                                               136,859         103,883
  Deferred income taxes                                      24,521          24,521
  Prepaid and other current assets                            7,213           5,327
                                                         --------------------------
       Total current assets                               1,525,993         732,666

Property and equipment:
  Machinery and equipment                                   161,420         138,518
  Furniture and fixtures                                      9,711           9,335
  Leasehold improvements                                     57,082          54,349
  Land                                                        8,782              --
                                                         --------------------------
                                                            236,995         202,202
  Less accumulated depreciation and amortization            110,073          95,423
                                                         --------------------------
                                                            126,922         106,779
Long-term deferred income taxes                              11,770          11,770
Other assets                                                 53,637          58,714
                                                         --------------------------
       Total Assets                                      $1,718,322      $  909,929
                                                         ==========================
Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                       $   82,999      $   43,438
  Accrued payroll and related expenses                       32,188          19,367
  Accrued warranty                                           34,989          20,083
  Other accrued liabilities                                  37,639          31,150
  Income taxes payable                                       24,989          12,671
  Current obligations under lines of credit                  15,946          13,521
                                                         --------------------------
       Total current liabilities                            228,750         140,230

Commitments and contingencies
 Shareholders' equity:
   Common stock                                           1,078,535         490,587
   Retained earnings                                        409,868         277,671
   Accumulated other comprehensive income                     1,169           1,441
                                                         --------------------------
       Total shareholders' equity                         1,489,572         769,699
                                                         --------------------------
         Total Liabilities and Shareholders' Equity      $1,718,322      $  909,929
                                                         ==========================

(1) Derived from the December 31, 1999 audited financial statements. See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------      ----------------------
(in thousands, except per share data)           Three Months Ended           Six Months Ended
(unaudited)                                    July 1,      June 26,       July 1,      June 26,
                                                2000          1999          2000          1999
--------------------------------------------------------------------      ----------------------
Net sales                                     $325,987      $130,878      $600,058      $246,109
Cost of sales                                  141,250        61,296       260,373       115,393
                                              ----------------------      ----------------------
      Gross profit                             184,737        69,582       339,685       130,716
Operating expenses
  Selling, general and administrative           42,302        24,728        79,332        46,599
  Research and development                      46,100        29,909        86,101        56,453
                                              ----------------------      ----------------------
      Total operating expenses                  88,402        54,637       165,433       103,052
                                              ----------------------      ----------------------

Operating income                                96,335        14,945       174,252        27,664
Interest income, net                            13,342         3,561        18,828         4,909
                                              ----------------------      ----------------------
Income before provision for income taxes       109,677        18,506       193,080        32,573

Provision for income taxes                      34,000         6,107        59,855        10,749
                                              ----------------------      ----------------------
Net income                                    $ 75,677      $ 12,399      $133,225      $ 21,824
                                              ======================      ======================

Basic net income per share                    $   0.59      $   0.11      $   1.07      $   0.19
                                              ======================      ======================

Diluted net income per share                  $   0.56      $   0.10      $   1.00      $   0.19
                                              ======================      ======================

Shares used in basic calculation               128,148       116,335       124,385       112,131
                                              ======================      ======================

Shares used in diluted calculation             136,029       120,781       132,585       117,087
                                              ======================      ======================


See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------
(in thousands)                                                    Six Months Ended
(unaudited)                                                     July 1,        June 26,
                                                                 2000            1999
----------------------------------------------------------------------------------------
Cash flows provided by operating activities:
   Net income                                                  $ 133,225       $  21,824
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Deferred income taxes                                             --           4,191
    Deferred compensation                                          1,013              --
    Depreciation and amortization                                 19,079          13,624
Changes in operating assets and liabilities:
    Accounts receivable                                          (72,318)          4,132
    Inventories                                                  (33,407)        (23,378)
    Prepaid and other current assets                              (1,886)           (630)
    Accounts payable                                              39,561          13,646
    Accrued payroll and related expenses                          12,821           2,058
    Accrued warranty                                              14,906          (5,724)
    Other accrued liabilities                                      6,490          (2,747)
    Income taxes payable                                          44,460           2,840
                                                               -------------------------
       Total adjustments                                          30,719           8,012
                                                               -------------------------
       Net cash provided by operating activities                 163,944          29,836
                                                               -------------------------
Cash flows from investing activities:
    Maturities and sale (purchases) of available-for-sale
      securities, net                                             21,457        (182,087)
    Capital expenditures                                         (38,273)         (8,136)
    Decrease/(increase) in other assets                            3,697          (9,076)
                                                               -------------------------
       Net cash used in investing activities                     (13,119)       (199,299)
                                                               -------------------------
Cash flows from financing activities:
    Proceeds/(payments) on lines of credit, net                    2,425          (1,355)
    Repayment on long-term debt                                       --         (65,000)
    Proceeds from sale of common stock                           553,498         268,179
                                                               -------------------------
       Net cash provided by financing activities                 555,923         201,824
                                                               -------------------------
Net increase in cash and cash equivalents                        706,748          32,361
Cash and cash equivalents at the beginning of the period         181,568          81,224
                                                               -------------------------
Cash and cash equivalents at the end of the period             $ 888,316       $ 113,585
                                                               =========================
Supplemental Disclosures
Cash paid during the period for:
    Interest                                                   $     351       $   1,185
    Income taxes                                               $  13,923       $     928
Other noncash charges:
    Income tax benefits from employee stock plans              $  32,408       $   5,057

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

----------------------------------------------------------------
                                 July 1, 2000      Dec. 31, 1999
----------------------------------------------------------------
Purchased parts                     $94,169           $71,688
Work-in-process                      40,641            29,621
Finished goods                        2,049             2,574
                                   --------         ---------
                                   $136,859          $103,833
                                   ========         =========

3. LINES OF CREDIT

The Company has lines of credit with three banks which expire at various dates through September 2000 under which the Company can borrow up to $15.9 million. These facilities are available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At July 1, 2000 and December 31, 1999, the amounts outstanding were $15.9 million and $13.5 million, respectively.

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

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                            ----------------------      ----------------------
                                               Three Months Ended          Six Months Ended
                                             July 1,      June 26,       July 1,      June 26,
                                              2000          1999          2000          1999
                                            ----------------------      ----------------------
Numerator:
    Net income                              $ 75,677      $ 12,399      $133,225      $ 21,824

Denominator:
    Denominator for basic earnings per
        share-weighted-average shares
        outstanding                          128,148       116,335       124,385       112,131

    Employee stock options                     7,881         4,446         8,200         4,956
                                            ----------------------      ----------------------

Denominator for diluted earnings per
    share-adjusted weighted-average
    shares outstanding                       136,029       120,781       132,585       117,087
                                            ======================      ======================

Basic earnings per share                    $   0.59      $   0.11      $   1.07      $   0.19
                                            ======================      ======================

Diluted earnings per share                  $   0.56      $   0.10      $   1.00      $   0.19
                                            ======================      ======================

5. LONG-TERM DEBT

In June 1997, the Company entered into a five year, $125.0 million, Senior Credit Facility structured as an unsecured revolving credit line. The credit line expires in June 2002. Borrowings, at the option of the Company, bear interest at either a base rate plus a margin or the London Interbank Offering Rate ("LIBOR") plus a margin for interest periods of one to six months. There were no borrowings outstanding under the Senior Credit Facility at July 1, 2000 and December 31, 1999.

The Senior Credit Facility contains certain restrictive financial covenants. At July 1, 2000 and December 31, 1999, the Company was in compliance with these covenants.

6. COMMITMENTS

The Company has lease agreements on twelve properties. The agreements are for five years each with the option to extend for an additional two years at an interest rate that approximates LIBOR. The lease terms expire at various dates beginning on June 2002 through September 2003. At current interest rates, the annual lease payments total approximately $20.5 million. During the term of the leases, the Company may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable. These leases contain certain restrictive financial covenants. At July 1, 2000, the Company was in compliance with these covenants.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


7. COMPREHENSIVE INCOME

As of January 1, 1999, the Company adopted the Statement on Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity, to be included in other comprehensive income.

The following are the components of comprehensive income:

                                     -------------------------      -------------------------
                                         Three Months Ended              Six Months Ended
                                      July 1,         June 26,       July 1,         June 26,
                                       2000            1999           2000            1999
                                     -------------------------      -------------------------
Net income                           $  75,677       $  12,399      $ 133,225       $  21,824

Foreign currency translation
  adjustment                              (336)            168           (862)           (230)

Net unrealized change in
  available-for-sale securities            590              --            590              --
                                     -------------------------      -------------------------

Comprehensive income                 $  75,931       $  12,567      $ 132,953       $  21,594
                                     =========================      =========================

The components of accumulated other comprehensive income (loss), net of related tax are as follows:

------------------------------------------------------------------------------------
                                                      July 1, 2000     Dec. 31, 1999
------------------------------------------------------------------------------------
Foreign currency translation adjustment                  $  579            $1,441
Unrealized change in available-for-sale securities          590                --
                                                         ------            ------
                                                         $1,169            $1,441
                                                         ======            ======

8. RECENT ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. On March 24, 2000, the SEC issued Staff Accounting Bulletin 101A (SAB 101A), which permitted the delay in the Company's implementation date of SAB 101 until the second quarter of fiscal 2000. On June 26, 2000, the SEC issued

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Staff Accounting Bulletin 101B (SAB 101B), which permitted a further delay in the Company's implementation date of SAB 101 until the fourth quarter of fiscal 2000. The Semiconductor Capital Equipment Industry Association and a number of association members, including the Company, have met with the SEC to discuss and evaluate the applicability of SAB 101 and various practical implementation considerations. We currently expect to implement the provisions of SAB 101 in the quarter ended December 31, 2000. Changes, if any, in our revenue recognition policy resulting from the interpretation of SAB 101 would not involve the restatement of prior period financial statements, but would, to the extent applicable, be reported as a change in accounting principle in the quarter ending December 31, 2000, as if SAB 101 had been adopted on January 1, 2000. Accordingly, any shipments previously recorded as revenue, including revenue reported for the first through third quarters of fiscal 2000, that do not meet SAB 101's guidance will be recorded as revenue in periods subsequent to that in which they were originally recorded.

Management believes that SAB 101, 101A and 101B, to the extent that they impact us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three and six months ended July 1, 2000 were $326.0 million and $600.1 million, respectively. Net sales for the three and six months ended June 26,1999 were $130.9 million and $246.1 million, respectively. The net sales were $274.1 million in the quarter ended April 1, 2000. The increase in net sales from the comparable year-ago periods and the immediately preceding quarter is due to the continued capacity and technology purchases of the Company's core products. Bookings for the second quarter of 2000 exceeded the 1:1 book-to-bill ratio. The Company anticipates sequential revenue growth and the book-to-bill ratio to exceed one to one, in the third quarter of 2000.

International net sales (including export sales) for the three and six months ended July 1, 2000, were 68.9% and 71.6%, respectively, as a percentage of total net sales, which compares to the prior year periods of 64.9% and 60.1% respectively, and 74.7% for the immediately preceding quarter. The increase to comparable prior year-ago periods is primarily due to higher net sales in the Pacific Rim. The decrease from the immediately preceding quarter is primarily due to increased net sales in North America.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. On March 24, 2000, the SEC issued Staff Accounting Bulletin 101A (SAB 101A), which permitted the delay in the Company's implementation date of SAB 101 until the second quarter of fiscal 2000. On June 26, 2000, the SEC issued Staff Accounting Bulletin 101B (SAB 101B), which permitted a further delay in the Company's implementation date of SAB 101 until the fourth quarter of fiscal 2000. The Semiconductor Capital Equipment Industry Association and a number of association members, including the Company, have met with the SEC to discuss and evaluate the applicability of SAB 101 and various practical implementation considerations. We currently expect to implement the provisions of SAB 101 in the quarter ended December 31, 2000. Changes, if any, in our revenue recognition policy resulting from the implementation of SAB 101 would not involve the restatement of prior period financial statements, but would, to the extent applicable, be reported as a change in accounting principle in the quarter ending December 31, 2000, as if SAB 101 had been adopted on January 1, 2000. Accordingly, any shipments previously recorded as revenue, including revenue reported for the first through third quarters of fiscal 2000, that do not meet SAB 101's guidance will be recorded as revenue in periods subsequent to that in which they were originally recorded.

Management believes that SAB 101, 101A and 101B, to the extent that they impact us, will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED

Gross profit as a percentage of net sales for the three months ended July 1, 2000 was 56.7% compared with 53.2% for the year-ago quarter. Gross profit as a percentage of net sales increased slightly from 56.5% for the immediately preceding quarter. Gross profit as a percentage of net sales for the six months ended July 1, 2000 and June 26, 1999 was 56.6% and 53.1%, respectively. The increase in gross margin from the comparable year-ago periods and the immediately preceding quarter is due to improved absorption of fixed overhead cost due to the increasing levels of shipments.

Selling, general and administrative expenses for the three and six months ended July 1, 2000 were $42.3 million and $79.3 million, respectively, compared with $24.7 million and $46.6 million in the comparable year-ago periods, and $37.0 million in the immediately preceding quarter. Selling, general and administrative expenses as a percentage of net sales for the three and six months ended July 1, 2000 were 13.0% and 13.2%, respectively, compared to 18.9% for both comparable year-ago periods, and 13.5% for the immediately preceding quarter. The increase in absolute dollars from the comparable year-ago periods and the immediately preceding quarter is due to incremental selling expenses associated with the increased sales volume, and related costs associated with increased headcount to support the higher shipments. The decrease as a percentage of net sales from the comparable prior year-ago periods and the immediately preceding quarter is due to the Company's ongoing efforts to control and minimize selling, general and administrative costs despite the rapid growth of the Company.

Research and development expenses for the three and six months ended July 1, 2000 were $46.1 million and $86.1 million, respectively, an increase of $16.2 million and $29.6 million, respectively, when compared with comparable year-ago periods. In addition, research and development expenses increased $6.1 million when compared with the immediately preceding quarter. Research and development expenses as a percentage of net sales for the three and six months ended July 1, 2000 were 14.1% and 14.3%, respectively, compared with 22.9% for both comparable year-ago periods, and 14.6% for the immediately preceding quarter. The increase in absolute dollars from the comparable year-ago periods and the immediately preceding quarter reflects the Company's continuing commitment to the development of new products, including additional Concept Two modules, advanced PVD systems, electrofill systems, advanced "gap fill" technology, primary conductor metals, low K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers.

Net interest income for the three and six months ended July 1, 2000 was $13.3 million and $18.8 million respectively, compared with $3.6 million and $4.9 million for the comparable year-ago periods, and $5.5 million for the immediately preceding quarter. On April 25, 2000 and May 4, 2000, the Company completed a public offering of approximately 9.0 million shares of common stock that resulted in net proceeds to the Company of approximately $526.3 million. The increase in net interest income for the three and six months ended July 1, 2000, when compared to comparable year ago periods, is primarily due to interest earned on the increased cash and short-term investments

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED

resulting from the funds raised in the equity offering and from higher interest rates earned on the Company's investment portfolio.

The Company's effective tax rate for the three and six months ended July 1, 2000 was 31% compared with 33% for the comparable year-ago periods. The decrease in the effective tax rate from the comparable year-ago periods is due to increased benefits from the Company's tax credits.

Deferred tax assets were $54.6 million net of valuation allowances of $12.3 million and $13.8 million at July 1, 2000 and December 31, 1999. The Company believes that it is more likely than not that these assets will be realized by an offset against the recognized tax liability of $18.3 million at July 1, 2000 and December 31, 1999, respectively, and by future taxable income.

Net income for the three and six months ended July 1, 2000 was $75.7 million and $133.2 million, or $0.56 and $1.00 per share respectively, compared with net income of $12.4 million and $21.8 million, or $0.10 and $0.19 per share, for the comparable year-ago periods, and net income of $57.5 million, or $0.45 per share, for the immediately preceding quarter.

The number of shares used in the per share calculations for the three and six months ended July 1, 2000 was 136.0 million and 132.6 million, respectively, compared with 120.8 million and 117.1 million for the comparable year-ago periods and 129.1 million for the immediately preceding period. The increase in shares used compared to the comparable year-ago periods and the immediately preceding quarter is primarily due to an increased number of common stock outstanding resulting from the common stock offering of 9.0 million shares in April and May 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital resources through cash flow from operations, sales of equity securities and borrowings. The Company's primary sources of funds at July 1, 2000 consisted of $1,071.4 million of cash, cash equivalents and short-term investments. This amount represents an increase of $686.1 million from the December 31, 1999 balance of $385.3 million. During the second quarter of 2000, the Company completed a secondary public offering of 9.0 million shares of common stock that resulted in net proceeds to the Company of $526.3 million. During the second quarter of 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company, bear interest at either a base rate plus a margin or the LIBOR plus a margin for interest periods of one to six months. During March 1999, total borrowings of $65 million under the Senior Credit Facility were repaid. The Senior Credit Facility requires the Company to be in compliance with certain financial covenants. At July 1, 2000, the Company was in compliance with these financial covenants. In addition, at July 1, 2000, there was $15.9 million available under bank lines of credit that expire at various dates through September 2000. At July 1, 2000, approximately $15.9 million was outstanding under these bank lines of credit, which bear interest at the banks' offshore reference rates.

During the six months ended July 1, 2000, the Company's cash and cash equivalents increased $706.7 million to $888.3 million from $181.6 million at December 31, 1999. Net cash provided by operating activities during the first six months of 2000 was $163.9 million due primarily to net income of $133.2 million, non-cash depreciation and amortization charges of $19.1 million, and increases in current liabilities totaling $118.2 million partially offset by increases in accounts receivable and inventories of $72.3 million and $33.4 million, respectively. The increases in inventories and current liabilities were a result of increasing net sales volume, the related headcount increases to support the higher sales volume and the Company's growing installed base.

Net cash flows used for investing activities was $13.1 million during the first six months of 2000. During this period, the Company had capital expenditures of $38.3 million which were partially offset by $21.5 million in maturities and sales of available-for-sale securities and a $3.7 million decrease in other assets.

The Company expects investments in property and equipment in the current fiscal year to approximate $75.8 million of which $43.0 million had been committed as of July 1, 2000. The Company intends to finance these investments from existing cash balances and cash flows from operations.

During the first six months of 2000, net cash provided by financing activities was $555.9 million primarily due to proceeds of $553.5 million from the sale of common stock and a $2.4 million increase in the borrowings under the Company's lines of credit.

The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

              STATEMENT REGARDING FORWARD-LOOKING STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Report on Form 10-Q that are not purely historical in nature are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's estimations, anticipations, determinations, commitments, expectations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements include, without limitation, the statement regarding the expected adoption of SAB 101 and its impact on the Company, the Company's anticipations as to sequential bookings growth, sequential revenue growth, sequential earnings growth, and the book to bill ratio exceeding one to one in the second quarter of 2000, the Company's increasing commitment to the development of new products, the Company's possible reduction of currency risk, the Company's belief as to the realization of tax assets, the statements regarding the Company's beliefs as to the sufficiency of its current cash position to meet the Company's needs, the Company's expectations as to the amount of its property and equipment investments in the current fiscal year, and the Company's intention to finance such investments from existing cash balances and cash flows from operations. These forward-looking statements involve risks and uncertainties including, but not limited to, domestic and international economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, the outcome of availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission (SEC). Actual results may differ materially. Novellus assumes no obligation to update this information. For more details, please refer to other SEC filings, including the Company's most recent Annual Report on Form 10-K for the year ended December 31, 1999 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.


PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

APPLIED MATERIALS LITIGATION

On July 7, 1997, prior to the consummation of the purchase of TFS from Varian, Applied Materials ("Applied") filed a complaint (the "Applied Complaint") against Varian in the United States District Court for the Northern District of California San Jose Division, Civil Action No. C-97-20523 RMW, alleging, among other things, infringement by Varian (including the making, using, selling and/or offering for sale of certain products and systems made by TFS) of United States Patent Nos. 5,171,412, 5,186,718, 5,496,455 and 5,540,821 (the "Applied
Patents"), which patents are owned by Applied.

Following consummation of the TFS purchase, the Company filed a complaint (the "Company Complaint") against Applied in the same Court, Civil Action No. C-97-20551 RMW, alleging infringement by Applied (including the making, using, selling and/or offering for sale of certain products and systems) of United States Patent Nos. 5,314,597, 5,330,628, and 5,635,036 (the "Company Patents"), which patents the Company acquired from Varian in the TFS purchase. In the Company Complaint, the Company also alleged that it is entitled to a declaration from the Court that the Company does not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. Applied has filed counterclaims alleging that it does not infringe the Company Patents and that the Company Patents are invalid and/or unenforceable.

Also after consummation of the TFS purchase, but some time after the Company filed the Company Complaint, Applied sought to amend the Applied Complaint to add the Company as a defendant. The Company has requested that the Court dismiss the Company as a defendant in Applied's lawsuit against Varian. The Court has not yet required the Company to file an answer to the Applied Complaint.

In addition to a request for a permanent injunction against further infringement, the Applied Complaint includes a request for damages for alleged prior infringement and treble damages for alleged "willful" infringement. In connection with the consummation of the TFS purchase, Varian agreed, under certain circumstances, to reimburse the Company for certain of its legal and other expenses in connection with the defense and prosecution of this litigation, and to indemnify the Company for a portion of any losses incurred by the Company arising from this litigation (including losses resulting from a permanent injunction). The Company and Varian believe that there are meritorious defenses to Applied's allegations, including among other things, that the Company's operations (including TFS products and systems) do not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. However, the resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with

Applied will not have a material adverse effect on the Company's business or results of operations (taking into account both the defenses available to the Company and Varian's reimbursement and indemnity obligations), there can be no assurances that Applied will not ultimately prevail in this dispute and that, in such an event, Varian's reimbursement and indemnity obligations will not be sufficient to fully reimburse the Company for its losses. If Applied were to prevail in this dispute, it could have a material adverse effect on the Company's business or results of operations.

The Company Complaint also includes requests for damages for prior infringement and treble damages for "willful" infringement, in addition to a request for a permanent injunction against further infringement. Although the Company believes that it will prevail against Applied, there can be no assurance that the Company will prevail in its litigation against Applied. If Applied were to prevail against the Company on the Company Complaint, it could have a material adverse effect on the Company's business or results of operations.

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

On March 16, 2000, the Court granted Varian's motion for summary judgement that claims 14 & 18 of Applied's U.S. Patent No. 5,171,412 are invalid. In the same order, the Court gave Applied three months to conduct discovery concerning an issue relating to Varian's motion for summary judgement that claim 21 is invalid. After that discovery period, Varian may renew its motion to invalidate claim 21.

SEMITOOL LITIGATION

On August 10, 1998, Semitool sued the Company for patent infringement in the United States District Court for the Northern District of California. Semitool alleges that the Company's SABRE(TM) and SABRE xT(TM) copper deposition systems infringe two Semitool patents, U.S. Patent No. 5,222,310, issued June 29, 1993, entitled "Single Wafer Processor with a Frame," and U.S. Patent No. 5,377,708, issued January 3, 1995, entitled "Multi-Station Semiconductor Processor with Volatilization." Semitool seeks an injunction against the Company's manufacture and sale of SABRE(TM) and SABRE xT(TM) systems, and seeks damages for past infringement. Semitool also seeks trebled damages for alleged willful infringement. Semitool further seeks its attorneys' fees and costs, and interest on any judgement.

On September 24, 1999, the Court ruled on the interpretation of the claims of the Semitool patents. On December 18, 1999, Novellus filed a motion for summary judgement of non-infringement.

On March 17, 2000, the Court granted the Company's motion for summary judgement of non-infringement. The Court ruled that the Company's SABRE(TM) and SABRE xT(TM) systems do not infringe the two patents asserted by Semitool.

On May 15, 2000, Semitool filed a notice of appeal, appealing the Court's judgement to the United States Court of Appeals for the Federal Circuit.

PLASMA PHYSICS AND SOLAR PHYSICS LITIGATIONS

On December 28, 1999, Plasma Physics Corporation and Solar Physics Corporation (collectively, "Plasma Physics") filed a patent infringement lawsuit against many of the Company's Japanese and Korean customers. The suit is entitled Plasma Physics and Solar Physics v. Fujitsu et al., Civil Action No. 99-8593, and is pending in the United States District Court for the Eastern District of New York. Plasma Physics has asserted U.S. Patent Nos. 4,226,897, 5,470,784, and 5,543,634 (the "'897, '784, and '634 patents," respectively). Many of the defendants have notified the Company that they believe that the Company has indemnification obligations and liability for the lawsuit. Plasma Physics has not yet identified which of the Company's equipment used by customers is accused of infringement.

Plasma Physics seeks an injunction against the defendants' alleged infringement of the '784 and '634 patents (the '897 patent has expired). Plasma Physics also seeks trebled damages for alleged willful infringement. Plasma Physics further seeks its attorney's fees and costs, and interest on any judgement.

On April 17, 2000, Applied Materials filed a declaratory relief action against Plasma Physics and Solar Physics requesting a judgement of non-infringement, invalidity, and unenforceability with respect to the '897 and '784 patents. The suit is entitled Applied Materials v. Plasma Physics and Solar Physics, Civil Action No. 00-2199, and is pending in the United States District Court for the Eastern District of New York. Applied Materials asked that this case be consolidated with the pending patent infringement lawsuit against many of Applied Material's Japanese and Korean customers. On May 23, 2000, Plasma Physics filed a motion to dismiss Applied Material's complaint for a lack of subject matter jurisdiction.

On June 1, 2000, the Company filed a declaratory relief action against Plasma Physics and Solar Physics requesting a judgement of non-infringement, invalidity, and unenforceability with respect to the '897 and '784 patents. The suit is entitled Novellus v. Plasma Physics and Solar Physics, Civil Action No. 00-3146, and is pending in the United States District Court for the Eastern District of New York. The Company asked that this case be consolidated with the pending patent infringement lawsuit against many of the Company's Japanese and Korean customers. On June 30, 2000, Plasma Physics filed a motion to dismiss Novellus' complaint for a lack of subject matter jurisdiction.

The Company believes that there are meritorious defenses to Plasma Physics' allegations, including among other things, that the defendants' use of the Company's equipment does not infringe the Plasma Physics patents and/or that the Plasma Physics patents are invalid and/or unenforceable. But the resolution of intellectual property disputes is often fact intensive and, like most other litigation matters, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with Plasma Physics will not have a material adverse effect on the Company's business, financial condition, or result of operations (taking into account the defenses available to the Company), there can be no assurances that Plasma Physics will not ultimately prevail in this dispute and that the Company will not have any indemnity obligations or liability. If Plasma Physics were to prevail in the dispute, it could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders, held on May 12, 2000, the following proposals were adopted by the margins indicated.

1.    Election of Directors

      Nominee                     In Favor                        Withheld
      Richard S. Hill             103,521,509                     249,704
      D. James Guzy               103,531,100                     240,113
      J. David Litster            103,540,363                     230,850
      Tom Long                    103,478,340                     292,873
      Glen Possley                103,521,244                     249,969
      Robert H. Smith             103,471,404                     299,809
      William R. Spivey           103,541,854                     229,359

2. Approval of an Amendment to the Company's 1992 Stock Option Plan to Increase the Shares Reserved for Issuance by 5,805,000 Shares

      In Favor            Opposed                 Abstained
      52,094,188          51,456,014              221,011

3. Ratification of Appointment of Ernst & Young LLP as Certified Public Accountants of the Company for the next fiscal year ended December 31, 2000.

      In Favor            Opposed                 Abstained
      103,616,077         49,143                  105,993


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

               27.1   Financial Data Schedule

(b) No reports on Form 8-K have been filed by the Company during the quarter for which this report was filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NOVELLUS SYSTEMS, INC.
                                             REGISTRANT



                                       /s/ Robert H. Smith
                                       -----------------------------------------
                                       Robert H. Smith
                                       Executive Vice President
                                       Finance and Administration
                                       (Principal Financial Officer)


                                       /s/ Kevin S. Royal
                                       -----------------------------------------
                                       Kevin S. Royal
                                       Corporate Controller
                                       (Principal Accounting Officer)



                                       August 8, 2000
                                       -----------------------------------------
                                       Date