Form 10-Q
period 2000-09-30
NOVELLUS SYSTEMS INC
filed 2000-11-14
CIK 836106

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                          FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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


                            YES [X]      NO [ ]

As of November 3, 2000 131,448,371 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000



                                      INDEX

Part I: Financial Information

        Item 1: Condensed Consolidated Financial Statements                        Page
                Condensed Consolidated Balance Sheets at September 30, 2000 and
                December 31, 1999.                                                   3

                Condensed Consolidated Statements of Income for the three and
                nine months ended September 30, 2000 and September 25, 1999.         4

                Condensed Consolidated Statements of Cash Flows for the nine
                months ended September 30, 2000 and September 25, 1999.              5

                Notes to Condensed Consolidated Financial Statements.                6

        Item 2: Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                               10

        Item 3: Quantitative and Qualitative Disclosure About Market Risk           15

        Part II: Other Information

        Item 1: Legal Proceedings                                                   15

        Item 6: Exhibits and Reports on Form 8-K                                    18

Signatures                                                                          19

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
------------------------------------------------------------------------------------------
                                                            Sept. 30,            Dec. 31,
                                                                 2000             1999(1)
Assets                                                     (unaudited)
------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                $   679,828         $   181,568
  Short-term investments                                       423,620             203,689
  Accounts receivable, net                                     355,624             213,678
  Inventories                                                  146,228             103,883
  Deferred income taxes                                         34,633              24,521
  Prepaid and other current assets                              10,692               5,327
                                                           -----------         -----------
       Total current assets                                  1,650,625             732,666

Property and equipment:
  Machinery and equipment                                      171,826             138,518
  Furniture and fixtures                                        10,014               9,335
  Leasehold improvements                                        57,005              54,349
  Land                                                           8,782                  --
                                                           -----------         -----------
                                                               247,627             202,202
  Less accumulated depreciation and amortization               116,930              95,423
                                                           -----------         -----------
                                                               130,697             106,779
Long-term deferred income taxes                                  5,976              11,770
Other assets                                                    58,890              58,714
                                                           -----------         -----------
       Total Assets                                        $ 1,846,188         $   909,929
                                                           ===========         ===========
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                         $    86,993         $    43,438
  Accrued payroll and related expenses                          47,490              19,367
  Accrued warranty                                              42,632              20,083
  Other accrued liabilities                                     40,645              31,150
  Income taxes payable                                          31,837              12,671
  Current obligations under lines of credit                     16,785              13,521
                                                           -----------         -----------
       Total current liabilities                               266,382             140,230

Commitments and contingencies
Shareholders' equity:
   Common stock                                              1,089,356             490,587
   Retained earnings                                           495,136             277,671
   Accumulated other comprehensive income                       (4,686)              1,441
                                                           -----------         -----------
       Total shareholders' equity                            1,579,806             769,699
                                                           -----------         -----------
         Total Liabilities and Shareholders' Equity        $ 1,846,188         $   909,929
                                                           ===========         ===========

(1) Derived from the December 31, 1999 audited financial statements.


See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------------
(in thousands, except per share data)              Three Months Ended              Nine Months Ended
                                                ------------------------        ------------------------
(unaudited)                                     Sept. 30,       Sept. 25,       Sept. 30,       Sept. 25,
                                                  2000            1999            2000            1999
                                                --------        --------        --------        --------
Net sales                                       $359,097        $154,916        $959,156        $401,025
Cost of sales                                    154,987          71,195         415,360         186,588
                                                --------        --------        --------        --------
      Gross profit                               204,110          83,721         543,796         214,437
Operating expenses
  Selling, general and administrative             47,810          24,549         127,140          71,148
  Research and development                        50,234          30,567         136,336          87,020
                                                --------        --------        --------        --------
      Total operating expenses                    98,044          55,116         263,476         158,168
                                                --------        --------        --------        --------

Operating income                                 106,066          28,605         280,320          56,269
Interest income, net                              17,512           3,892          36,338           8,801
                                                --------        --------        --------        --------
Income before provision for income taxes         123,578          32,497         316,658          65,070

Provision for income taxes                        38,309          10,724          98,164          21,473
                                                --------        --------        --------        --------
Net income                                      $ 85,269        $ 21,773        $218,494        $ 43,597
                                                ========        ========        ========        ========

Basic net income per share                      $   0.65        $   0.19        $   1.74        $   0.38
                                                ========        ========        ========        ========

Diluted net income per share                    $   0.62        $   0.18        $   1.64        $   0.37
                                                ========        ========        ========        ========

Shares used in basic calculation                 130,920         116,823         125,308         113,694
                                                ========        ========        ========        ========

Shares used in diluted calculation               138,512         121,937         133,413         118,704
                                                ========        ========        ========        ========

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------
(in thousands)                                                        Nine Months Ended
(unaudited)                                                       Sept. 30,        Sept. 25,
                                                                    2000             1999
                                                                 ---------         ---------
Cash flows provided by operating activities:
   Net income                                                    $ 218,494         $  43,597
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Deferred income taxes                                           (4,318)            4,462
    Deferred compensation                                            1,342                --
    Depreciation and amortization                                   31,285            21,813
Changes in operating assets and liabilities:
    Accounts receivable                                           (141,946)          (11,190)
    Inventories                                                    (43,018)          (23,741)
    Prepaid and other current assets                                (5,365)           (5,375)
    Accounts payable                                                43,555            22,404
    Accrued payroll and related expenses                            28,123             3,477
    Accrued warranty                                                22,549            (7,047)
    Other accrued liabilities                                        9,495            (2,932)
    Income taxes payable                                            17,684             4,549
    Income tax benefits from employee stock plans                   36,516             6,318
                                                                 ---------         ---------
       Total adjustments                                            (4,098)           12,738
                                                                 ---------         ---------
       Net cash provided by operating activities                   214,396            56,335
                                                                 ---------         ---------
Cash flows from investing activities:
    Maturities and sale (purchases) of available-for-sale
      securities, net                                             (223,230)         (192,001)
    Capital expenditures                                           (53,743)          (21,939)
    Decrease/(increase)in other assets                              (2,309)          (19,405)
                                                                 ---------         ---------
       Net cash used in investing activities                      (279,282)         (233,345)
                                                                 ---------         ---------
Cash flows from financing activities:
    Proceeds/(payments) on lines of credit, net                      3,264               227
    Repayment on long-term debt                                         --           (65,000)
    Proceeds from sale of common stock                             559,882           273,183
                                                                 ---------         ---------
       Net cash provided by financing activities                   563,146           208,410
                                                                 ---------         ---------
Net increase in cash and cash equivalents                          498,260            31,400
Cash and cash equivalents at the beginning of the period           181,568            81,224
                                                                 ---------         ---------
Cash and cash equivalents at the end of the period               $ 679,828         $ 112,624
                                                                 =========         =========
Supplemental Disclosures
Cash paid during the period for:
    Interest                                                     $     524         $   1,461
    Income taxes                                                 $  44,927         $     999


See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain amounts in prior year balances have been reclassified to conform to current year presentation.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

-------------------------------------------------------------------
                                 Sept.  30, 2000      Dec. 31, 1999
-------------------------------------------------------------------
Purchased parts                       $101,822           $71,688
Work-in-process                         40,369            29,621
Finished goods                           4,037             2,574
                                      --------         ---------
                                      $146,228          $103,883
                                      ========         =========

3. LINES OF CREDIT

The Company has lines of credit with three banks which expire at various dates through March 2001 under which the Company can borrow up to $16.8 million. These facilities are available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At September 30, 2000 and December 31, 1999, the amounts outstanding were $16.8 million and $13.5 million, respectively.

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

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                              ------------------------        ------------------------
                                                 Three Months Ended               Nine Months Ended
                                              Sept. 30,       Sept. 25,       Sept. 30,       Sept. 25,
                                                2000            1999            2000            1999
                                              --------        --------        --------        --------
Numerator:
    Net income                                $ 85,269        $ 21,773        $218,494        $ 43,597
Denominator:
    Denominator for basic earnings per
        share--weighted-average shares
        outstanding                            130,920         116,823         125,308         113,694
    Employee stock options                       7,592           5,114           8,105           5,010
                                              --------        --------        --------        --------
Denominator for diluted earnings per
    share--adjusted weighted-average
    shares outstanding                         138,512         121,937         133,413         118,704
                                              ========        ========        ========        ========
Basic earnings per share                      $   0.65        $   0.19        $   1.74        $   0.38
                                              ========        ========        ========        ========
Diluted earnings per share                    $   0.62        $   0.18        $   1.64        $   0.37
                                              ========        ========        ========        ========

5. LONG-TERM DEBT

In June 1997, the Company entered into a five year, $125.0 million, Senior Credit Facility structured as an unsecured revolving credit line. The credit line expires in June 2002. Borrowings, at the option of the Company, bear interest at either a base rate plus a margin or the London Interbank Offering Rate ("LIBOR") plus a margin for interest periods of one to nine months. There were no borrowings outstanding under the Senior Credit Facility at September 30, 2000 and December 31, 1999.

The Senior Credit Facility contains certain restrictive financial covenants. At September 30, 2000 and December 31, 1999, the Company was in compliance with these covenants.

6. COMMITMENTS

The Company has lease agreements on twelve properties. The agreements are for five years each with the option to extend for an additional two years at an interest rate that approximates LIBOR. The lease terms expire at various dates beginning on June 2002 through September 2003. At current interest rates, the annual lease payments total approximately $20.5 million. During the term of the leases, the Company may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable. These leases contain certain restrictive financial covenants. At September 30, 2000, the Company was in compliance with these covenants.

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

The following are the components of comprehensive income:

                                       ---------------------------        ---------------------------
                                            Three Months Ended                Nine Months Ended
                                       Sept. 30,         Sept. 25,        Sept. 30,         Sept. 25,
                                          2000              1999             2000              1999
                                       ---------         ---------        ---------         ---------
Net income                             $  85,269         $  21,773        $ 218,494         $  43,597
Foreign currency translation
  adjustment                                (482)            1,999           (1,346)            1,769
Net unrealized change in
  available-for-sale securities           (5,373)               --           (4,781)               --
                                       ---------         ---------        ---------         ---------
Comprehensive income                   $  79,414         $  23,772        $ 212,367         $  45,366
                                       =========         =========        =========         =========


The components of accumulated other comprehensive income (loss), net of related tax are as follows:

------------------------------------------------------------------------------------
                                                      Sept. 30, 2000   Dec. 31, 1999
------------------------------------------------------------------------------------
Foreign currency translation adjustment                   $    95         $ 1,441
Unrealized change in available-for-sale securities         (4,781)             --
                                                          -------         -------
                                                          ($4,686)        $ 1,441
                                                          =======         =======

8. RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including forward exchange contracts, and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 and, therefore, the Company will adopt this accounting standard effective January 1, 2001. Management believes the impact of SFAS No. 133 will not be material.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. On March 24, 2000, the SEC issued Staff Accounting Bulletin 101A (SAB 101A), which permitted the delay in the Company's implementation date of SAB 101 until the second quarter of fiscal 2000. On June 26, 2000, the SEC issued Staff Accounting Bulletin 101B (SAB 101B), which permitted a further delay in the Company's implementation date of SAB 101 until the fourth quarter of fiscal 2000. The Semiconductor Capital Equipment Industry Association and a number of association members, including the Company, have met with the SEC to discuss and evaluate the applicability of SAB 101 and various practical implementation considerations. We currently expect to implement the provisions of SAB 101 in the quarter ended December 31, 2000. Changes, if any, in our revenue recognition policy resulting from the interpretation of

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

SAB 101 would not involve the restatement of prior period annual financial statements, but would, to the extent applicable, be reported as a change in accounting principle in the quarter ending December 31, 2000, as if SAB 101 had been adopted on January 1, 2000. Accordingly, any shipments previously recorded as revenue, including revenue reported for the first through third quarters of fiscal 2000, that do not meet SAB 101's guidance will be recorded as revenue in periods subsequent to that in which they were originally recorded.

Management believes that SAB 101, 101A and 101B, to the extent that they impact us, will not materially affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

9. SUBSEQUENT EVENT

On October 25, 2000, the Company entered into definitive agreement to acquire Gasonics International Corporation (Gasonics), a leading supplier of dry resist removal and surface preparation equipment. Under the terms of the agreement, Novellus will acquire Gasonics in a stock-for-stock merger transaction which will be accounted for as a pooling-of-interests transaction. Each share of Gasonics common stock outstanding as of the closing date will be converted into
0.52 shares of Novellus common stock on a fixed exchange ratio basis. The merger is subject to certain closing conditions including Gasonics shareholders' approval and regulatory filings. The merger is expected to close in the first quarter of the Company's fiscal 2001.

The Company also announced that its board of directors rescinded its authorization for the purchase of common stock under its common stock purchase program of which 5.4 million shares were available for purchase.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


On October 25, 2000, the Company entered into definitive agreement to acquire Gasonics International Corporation (Gasonics), a leading supplier of dry resist removal and surface preparation equipment. Under the terms of the agreement, Novellus will acquire Gasonics in a stock-for-stock merger transaction which will be accounted for as a pooling-of-interests transaction. Each share of Gasonics common stock outstanding as of the closing date will be converted into
0.52 shares of Novellus common stock on a fixed exchange ratio basis. The merger is subject to certain closing conditions including Gasonics shareholders' approval and regulatory filings. The merger is expected to close in the first quarter of the Company's fiscal 2001.

The Company also announced that its board of directors rescinded its authorization for the purchase of common stock under its common stock purchase program of which 5.4 million shares were available for purchase.

RESULTS OF OPERATIONS

Net sales for the three and nine months ended September 30, 2000 were $359.1 million and $959.2 million, respectively. Net sales for the three and nine months ended September 25, 1999 were $154.9 million and $401.0 million, respectively. Net sales were $326.0 million in the quarter ended July 1, 2000. The increase in net sales from the comparable year-ago periods and the immediately preceding quarter is due to continuing strength in capacity and advanced technology purchases of our core products. Bookings for the third quarter of 2000 exceeded the 1:1 book-to-bill ratio. The Company anticipates sequential revenue growth and the book-to-bill ratio to exceed one to one, in the fourth quarter of 2000.

International net sales (including export sales) for the three and nine months ended September 30, 2000, were 61.5% and 67.8%, respectively, as a percentage of total net sales, which compares to the prior year periods of 60.4% and 60.2% respectively, and 68.9% for the immediately preceding quarter. The increase to comparable prior year-ago periods is primarily due to higher net sales in the Pacific Rim.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. On March 24, 2000, the SEC issued Staff Accounting Bulletin 101A (SAB 101A), which permitted the delay in the Company's implementation date of SAB 101 until the second quarter of fiscal 2000. On June 26, 2000, the SEC issued Staff Accounting Bulletin 101B (SAB 101B), which permitted a further delay in the Company's implementation date of SAB 101 until the fourth quarter of fiscal 2000. The Semiconductor Capital Equipment Industry Association and a number of association members, including the Company, have met with the SEC to discuss and evaluate the applicability of SAB 101 and various practical implementation considerations. We currently expect to implement the provisions of SAB 101 in the quarter ended December 31, 2000. Changes, if any, in our revenue recognition policy resulting from the implementation of SAB 101 would not involve the restatement of prior period annual financial statements, but would, to the extent applicable, be reported as a change in accounting principle in the quarter ending December 31, 2000, as if SAB 101 had been adopted on January 1, 2000. Accordingly, any shipments previously recorded as revenue, including revenue reported for the first through third quarters of fiscal 2000, that do not meet SAB 101's guidance will be recorded as revenue in periods subsequent to that in which they were originally recorded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED


Management believes that SAB 101, 101A and 101B, to the extent that they impact us, will not materially affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

Gross profit as a percentage of net sales for the three months ended September 30, 2000 was 56.8% compared with 54.0% for the year-ago quarter. Gross profit as a percentage of net sales increased slightly from 56.7% for the immediately preceding quarter. Gross profit as a percentage of net sales for the nine months ended September 30, 2000 and September 25, 1999 was 56.7% and 53.5%, respectively. The increase in gross margin from the comparable year-ago periods and the immediately preceding quarter is due to cost reduction efforts and improved absorption of fixed overhead costs due to the increasing levels of shipments.

Selling, general and administrative expenses for the three and nine months ended September 30, 2000 were $47.8 million and $127.1 million, respectively, compared with $24.5 million and $71.1 million in the comparable year-ago periods, and $42.3 million in the immediately preceding quarter. Selling, general and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 2000 were both 13.3%, compared to 15.8% and 17.7%, respectively, for both comparable year-ago periods, and 13.0% for the immediately preceding quarter. The increase in absolute dollars from the comparable year-ago periods and the immediately preceding quarter is due to incremental selling expenses associated with the increased sales volume, and related costs associated with increased headcount to support the higher shipments. The decrease as a percentage of net sales from the comparable prior year-ago periods and the immediately preceding quarter is due to the Company's ongoing efforts to control and minimize selling, general and administrative costs despite the rapid growth of the Company.

Research and development expenses for the three and nine months ended September 30, 2000 were $50.2 million and $136.3 million, respectively, an increase of $19.7 million and $49.3 million, respectively, when compared with comparable year-ago periods. In addition, research and development expenses increased $4.1 million when compared with the immediately preceding quarter. Research and development expenses as a percentage of net sales for the three and nine months ended September 30, 2000 were 14.0% and 14.2%, respectively, compared with 19.7% and 21.7%, respectively, for comparable year-ago periods, and 14.1% for the immediately preceding quarter. The increase in absolute dollars from the comparable year-ago periods and the immediately preceding quarter is primarily due to higher headcount, project materials, and facilities costs reflecting the Company's continuing commitment to the development of new products, including additional Concept Two modules, advanced PVD systems, electrofill systems, advanced "gap fill" technology, primary conductor metals, low K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers.

Net interest income for the three and nine months ended September 30, 2000 was $17.5 million and $36.3 million respectively, compared with $3.9 million and $8.8 million for the comparable year-ago periods, and $13.3 million for the immediately preceding quarter. On April 25, 2000, the Company completed a public offering of approximately 9.0 million shares of common stock that resulted in net proceeds to the Company of approximately $526.3 million. The increase in net interest income for the three and nine months

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED


ended September 30, 2000, when compared to comparable year ago periods, is primarily due to interest earned on the increased cash and short-term investments resulting from the funds raised in the equity offering and cash generated internally, and from higher interest rates earned on the Company's investment portfolio.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including forward exchange contracts, and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 and, therefore, the Company will adopt this accounting standard effective January 1, 2001. Management believes the impact of SFAS No. 133 will not be material.

The Company's effective tax rate for the three and nine months ended September 30, 2000 was 31% compared with 33% for the comparable year-ago periods. The decrease in the effective tax rate from the comparable year-ago periods is due to increased benefits from the Company's tax credits.

Deferred tax assets were $64.3 million and $54.6 million, net of valuation allowances of $11.6 million and $13.8 million at September 30, 2000 and December 31, 1999, respectively. The Company believes that it is more likely than not that these assets will be realized by an offset against the recognized tax liability of $21.5 million and $18.3 million at September 30, 2000 and December 31, 1999, respectively, and by future taxable income.

Net income for the three and nine months ended September 30, 2000 was $85.3 million and $218.5 million, or $0.62 and $1.64 per share respectively, compared with net income of $21.8 million and $43.6 million, or $0.18 and $0.37 per share, for the comparable year-ago periods, and net income of $75.7 million, or $0.56 per share, for the immediately preceding quarter.

The number of shares used in the per share calculations for the three and nine months ended September 30, 2000 was 138.5 million and 133.4 million, respectively, compared with 121.9 million and 118.7 million for the comparable year-ago periods and 136.0 million for the immediately preceding period. The increases in shares used compared to the comparable year-ago periods are primarily due to an increased number of common stock outstanding resulting from the common stock offering of 9.0 million shares in April 2000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and capital resources through cash flow from operations, sales of equity securities and borrowings. The Company's primary sources of funds at September 30, 2000 consisted of $1,103.4 million of cash, cash equivalents and short-term investments. This amount represents an increase of $718.2 million from the December 31, 1999 balance of $385.3 million. During the second quarter of 2000, the Company completed a secondary public offering of 9.0 million shares of common stock that resulted in net proceeds to the Company of $526.3 million.

During the second quarter of 1997, the Company entered into a five year $125 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company, bear interest at either a base rate plus a margin or the LIBOR plus a margin for interest periods of one to nine months. During March 1999, total borrowings of $65 million under the Senior Credit Facility were repaid. The Senior Credit Facility requires the Company to be in compliance with certain financial covenants. The Company had no outstanding borrowings against the facility at September 30, 2000, and was in compliance with these financial covenants. In addition, at September 30, 2000, there was $16.8 million available under bank lines of credit that expire at various dates through March 2001. At September 30, 2000, approximately $16.8 million was outstanding under these bank lines of credit, which bear interest at the banks' offshore reference rates.

During the nine months ended September 30, 2000, the Company's cash and cash equivalents increased $498.3 million to $679.8 million from $181.6 million at December 31, 1999. Net cash provided by operating activities during the first nine months of 2000 was $214.4 million due primarily to net income of $218.5 million.

Net cash flows used for investing activities was $279.3 million during the first nine months of 2000. During this period, the Company had capital expenditures of $53.7 million, net maturities and sales of available-for-sale securities of $223.2 million which were partially offset by a decrease in other assets of $2.3 million.

The Company expects investments in property and equipment in the current fiscal year to approximate $102.0 million of which $86.7 million had been committed as of September 30, 2000. The Company intends to finance these investments from existing cash balances and cash flows from operations.

During the first nine months of 2000, net cash provided by financing activities was $563.1 million primarily due to proceeds of $559.9 million from the sale of common stock and a $3.3 million increase in the borrowings under the Company's lines of credit.

The Company believes that its current cash position and cash generated through operations, if any, will be sufficient to meet the Company's needs through at least the next twelve months.

              STATEMENT REGARDING FORWARD-LOOKING STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Report on Form 10-Q that are not purely historical in nature are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's estimations, anticipations, determinations, commitments, expectations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements include, without limitation, the statement regarding the expected adoption of SAB 101 and its impact on the Company, the Company's anticipations as to sequential bookings growth, sequential revenue growth, sequential earnings growth, and the book to bill ratio exceeding one to one in the second quarter of 2000, the Company's increasing commitment to the development of new products, the Company's possible reduction of currency risk, the Company's belief as to the realization of tax assets, the statements regarding the Company's beliefs as to the sufficiency of its current cash position to meet the Company's needs, the Company's expectations as to the amount of its property and equipment investments in the current fiscal year, and the Company's intention to finance such investments from existing cash balances and cash flows from operations. These forward-looking statements involve risks and uncertainties including, but not limited to, domestic and international economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, the outcome of availability of raw materials and critical manufacturing equipment, new plant startups, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission (SEC). Actual results may differ materially. Novellus assumes no obligation to update this information. For more details, please refer to other SEC filings, including the Company's most recent Annual Report on Form 10-K for the year ended December 31, 1999 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and July 1, 2000.

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

On July 13, 1999, in the Company lawsuit against Applied where the Company had alleged that Applied infringes Company patents, the Court ruled on the interpretation of the claims of the Company patents. On September 20, 1999, in the Applied lawsuit against Varian and the Company, where Applied had alleged that Varian and the Company infringe Applied patents, the Court ruled on the interpretation of the claims of the Applied patents.

On January 14, 2000, in response to summary judgment motions filed by the Company and Varian, Applied withdrew its U.S. Patent No. 5,496,455 from the lawsuits against the Company and Varian. On March 16, 2000, the Court granted Varian's motion for summary judgment that claims 14 & 18 of Applied's U.S. Patent No. 5,171,412 are invalid. In the same order, the Court gave Applied three months to conduct discovery concerning an issue relating to the motion for summary judgement that claim 21, the sole remaining claim, is invalid. After that discovery period, the motion to invalidate claim 21 may be renewed.

On July 28, 2000, Applied Materials filed a motion for summary judgment of non-infringement of the Company's U.S. Patent No. 5,330,628. On October 20, 2000, the Company filed a non-opposition to that motion, pending appeal of the Court's claim construction. The Company has also withdrawn certain claims of its U.S. Patent No. 5,314,597 from the litigation.

On August 8, 2000, the Court granted the Company's and Varian's motion for summary judgment that the Inova does not infringe Applied's U.S. Patent No. 5,186,718, either literally or under the doctrine of equivalents.

On or about September 25, 2000, Varian and Applied executed a "License and Settlement Agreement." On September 29, 2000 Varian and Applied filed a Stipulated Dismissal with Prejudice with the Court that reciprocally dismisses all causes of action that Varian and Applied had asserted or could have asserted against one another in the litigation. In addition, Applied has stated, in its agreement with Varian, that it will release the Company from all claims that arose out of or relate to the litigation that relate to any infringement alleged with respect to the Inova, in the form as it existed as of the effective date of the TFS purchase. The Stipulated Dismissal, however, expressly excludes the Company from the scope of any release.


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

On September 24, 1999, the Court ruled on the interpretation of the claims of the Semitool patents. On December 18, 1999, the Company filed a motion for summary judgement of non-infringement.

On March 17, 2000, the Court granted the Company's motion for summary judgement of non-infringement. The Court ruled that the Company's SABRE(TM) and SABRE xT(TM) systems do not infringe the two patents asserted by Semitool.

On May 15, 2000, Semitool filed a notice of appeal, appealing the Court's judgement to the United States Court of Appeals for the Federal Circuit. Semitool filed its opening brief on July 24, 2000. The Company filed its opening brief on October 3, 2000.

PLASMA PHYSICS AND SOLAR PHYSICS LITIGATIONS

On December 28, 1999, Plasma Physics Corporation and Solar Physics Corporation (collectively, "Plasma Physics") filed a patent infringement lawsuit against many of the Company's Japanese and Korean customers. The suit was entitled Plasma Physics and Solar Physics v. Fujitsu et al., Civil Action No. 99-8593, and was pending in the United States District Court for the Eastern District of New York. On July 24, 2000, the Court ordered Plasma Physics to re-file separate complaints against the Japanese and Korean defendants, whereupon, Civil Action No. 99-8593 would be dismissed without prejudice. In accordance with the Court's order, Plasma Physics has since re-filed separate complaints against the Japanese and Korean defendants in the United States District Court for the Eastern District of New York. Many of the defendants have notified the Company that they believe that the Company has indemnification obligations and liability for the lawsuits.

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

On April 17, 2000, Applied Materials filed a declaratory relief action against Plasma Physics and Solar Physics requesting a judgement of non-infringement, invalidity, and unenforceability with respect to the '897 and '784 patents. The suit is entitled Applied Materials v. Plasma Physics and Solar Physics, Civil Action No. 00-2199, and is pending in the United States District Court for the Eastern District of New York. On May 23, 2000, Plasma Physics filed a motion to dismiss Applied Material's complaint for a lack of subject matter jurisdiction. Plasma Physics' motion to dismiss Applied Materials' complaint was denied without prejudice on July 24, 2000. Plasma Physics subsequently filed an Answer and Conditional Counterclaim.

On June 1, 2000, the Company filed a declaratory relief action against Plasma Physics and Solar Physics requesting a judgement of non-infringement, invalidity, and unenforceability with respect to the '897 and '784 patents. The suit is entitled Novellus v. Plasma Physics and Solar Physics, Civil Action No. 00-3146, and is pending in the United States District Court for the Eastern District of New York. On June 30, 2000, Plasma Physics filed a motion to dismiss the Company's complaint for a lack of subject matter jurisdiction. Plasma Physics' motion to dismiss the Company's complaint was denied without prejudice on July 24, 2000. On July 31, 2000, Plasma Physics filed an Answer and Conditional Counterclaim. Plasma Physics denies that the '897 and '784 patents are invalid and unenforceable. Plasma Physics further denies that the

'784 patent is not infringed by the Company. Plasma Physics also asserted a conditional counterclaim against the Company, alleging that the Company's PECVD processing systems infringe the '784 patent.

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


                        /s/ Kevin S. Royal
                        --------------------------------------------
                        Kevin S. Royal
                        Corporate Controller
                        (Principal Accounting Officer)


                        November 14, 2000
                        ------------------
                        Date

                                 EXHIBIT INDEX

Exhibits Number                Description
---------------                -----------
    27.1                Financial Data Schedule