Form 10-K405
period 2000-12-31
NOVELLUS SYSTEMS INC
filed 2001-03-23
CIK 836106

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________.

                        Commission File Number 000-17157

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

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES [X]     NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2001 the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $3,967,173,000 based on the average of the high and low prices of the Common Stock as reported on the NASDAQ National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding on February 28, 2001 was 141,214,414.

Documents Incorporated by Reference: Part III of this Report on Form 10-K incorporates information by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

                              NOVELLUS SYSTEMS, INC

                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                                      INDEX


PART I                                                                                              Page
                                                                                                    ----
     Item 1:        Business                                                                           8
     Item 2:        Properties                                                                        23
     Item 3:        Legal Proceedings                                                                 23
     Item 4:        Submission of Matters to a Vote of Security Holders                               27

PART II

     Item 5:        Market for Registrant's Common Equity and Related Shareholder Matters             28
     Item 6:        Selected Financial Data                                                           29
     Item 7:        Management's Discussion and Analysis of Financial Condition and Results
                            of Operations                                                             30
    Item 7A:        Quantitative and Qualitative Disclosures about Market Risk                        40
     Item 8:        Financial Statements and Supplementary Data                                       42
     Item 9:        Changes in and Disagreements with Accountants on Accounting and
                            Financial Disclosure                                                      64

PART III

     Item 10:       Directors and Executive Officers of the Registrant                                64
     Item 11:       Executive Compensation                                                            64
     Item 12:       Security Ownership of Certain Beneficial Owners and Management                    64
     Item 13:       Certain Relationships and Related Transactions                                    64

PART IV

     Item 14:       Exhibits, Financial Statement Schedules and Reports on Form 8-K                   65

     Signatures                                                                                       69

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward-looking statements. These forward-looking statements, which include statements about the growth of the semiconductor industry; increasing costs in the semiconductor industry; market size, share and demand; product performance; Novellus' expectations, objectives, anticipations, intentions and strategies regarding the future, expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation:

- the discussion of the Company's strategy to focus on major semiconductor manufacturers, under the heading "Item 1. Business" which is subject to the risk, among other risks, that the semiconductor industry will experience a periodic downturn, which could have a material adverse effect on the semiconductor industry's demand for semiconductor processing equipment, including equipment manufactured and marketed by the Company;

- the statements regarding (1) the Company's belief that PVD, tantalum barrier and copper seed layers may play an important role in replacing aluminum with copper as the primary wiring material, (2) the Company's belief that electroplating process technology will be extendible to at least the 0.10 micron design rule; or, in other words, approximately another 5 or 6 years given the current industry evolution; (3) Novellus' belief that there will be a widespread transition from aluminum to copper conductive lines for faster processing speeds, (4) the Company's belief regarding the greater complexity and number of interconnect layers in advanced integrated circuits, (5) the effect of the evolution of semiconductor devices to smaller line width geometries and more complex multi-level circuitry on the cost and performance requirements of capital equipment used to manufacture these devices and the increasing focus of the semiconductor industry on obtaining increased productivity, higher returns and reduced costs, under the heading "Item 1, Business - Industry Background," which are subject to various uncertainties, including, without limitation, shifts in demand from expensive, high-performance products to lower price products resulting in reduced profit for semiconductor manufacturers, periodic downturns in the semiconductor industry and slowdowns in the rate of capital investment by semiconductor manufacturers;

- Novellus' belief in the growing importance of the surface preparation step in the manufacturing of advanced semiconductor devices and its belief that the acquisition of GaSonics' surface preparation technology will lead to improved integration of the cleaning and deposition processes when building advanced devices, particularly those manufactured with a copper dual damascene process, under the heading "Item 1. Business
       - Industry Background" which is subject to the risk, among other risks, that the integration of Novellus and GaSonics may disrupt Novellus' business if not completed in a timely and efficient manner, in that, among other things, management may not be able to maintain its ability to focus on anticipating, responding to or utilizing changing technologies in the semiconductor industry and may fail to combine GaSonics' product offerings and technologies with Novellus' product offerings and technologies effectively and quickly;

- the Company's beliefs regarding Throughput, Cost per Wafer and Film Quality, the Company's belief that within-wafer and wafer-to-wafer uniformity levels of +/- 1% of film thickness as measured at one standard deviation are state-of-the-art for the industry, under the heading "Item 1, Business - The Novellus Solution," which are subject to various uncertainties, including, without limitation, shifts in demand from expensive, high-performance products to lower price products resulting in reduced profit for semiconductor manufacturers, periodic downturns in the semiconductor industry, slowdowns in the rate of capital investment by semiconductor manufacturers and future product developments and introductions by competitors;

- the discussion of the Company's strategies under the heading "Item 1, Business - Strategy," including statements regarding (1) the Company's objective to increase its market share in the worldwide interconnect market and to strengthen its position as a leading supplier of semiconductor processing equipment; (2) the Company's intent to retain its focus on productivity by leveraging its multi-chamber and continuous processing architecture in product enhancements and new product offerings; (3) the Company's strategy to provide a family of systems which utilize advanced CVD, PVD, electrofilling, and dry strip/clean technologies to address leading-edge wafer processing needs, (4) the Company's sales objective to work closely with customers to secure purchase orders for multiple systems and to seek to build customer loyalty and achieve a high level of repeat business by offering high reliability products, comprehensive field support and a responsive parts replacement and service program, (5) Novellus' intent to continue to aggressively build its presence in Asia as an important part of its current business strategy, and (6) Novellus' belief that its outsourcing strategy enables it to minimize its fixed costs and capital expenditures while also providing the flexibility to increase capacity as needed and allows the Company to focus on product differentiation through system design and quality control, which is subject to various uncertainties, including, without limitation, shifts in demand from expensive, high-performance products to lower price products resulting in reduced profit for semiconductor manufacturers, periodic downturns in the semiconductor industry, slowdowns in the rate of capital investment by semiconductor manufacturers and future product developments, introductions by competitors and increased competition in the semiconductor equipment industry and risks associated with international operations, including economic downturns and trade balance issues;

- Novellus' belief that substantial additional growth potential exists in the Asian region over the long term under the heading "Item 1, Business - Strategy," which is subject to numerous risks, including, without limitation, periodic economic downturns, trade balance issues, political instability and fluctuations in interest, foreign currency exchange rates, banking issues and other difficulties contributing to slower economic developments in these countries;

-      the Company's statements and beliefs regarding its products, including
       (1) the statement that the SABRE electrofill tool has emerged as the industry's leading choice for the fill of copper vias and trenches using a dual damascene process under the heading "Item 1, Business - Strategy;"
       (2) the Company's belief that the 10-second heating period in advance of deposition in the Concept One -- Dielectric is one of the shortest preheat times of any CVD system, under the heading "Item 1, Business -- Products -- Concept One -- Dielectric"; (3) the Company's belief that the Dual ALTUS offers a solution in the industry for very high volume 200 mm wafer fabs producing 0.35 micron semiconductor devices, under the heading "Item 1, Business -- Products -- Concept Two;" (4) the Company's belief that ARL offers competitive throughput and low cost of ownership for the industry, under the heading "Item 1, Business -- Products -- Anti Reflection Layer," (5) the Company's belief that the Concept Three family of systems should offer minimal risks to its customers in making the transition from 200 mm to 300 mm volume chipmaking, under the heading "Item 1, Business -- Products -- Concept Three;" (6) the Company's belief that HCM technology offers better target utilization, extended maintenance intervals, and lower cost of ownership in comparison with collimated and other ionized sputtering techniques, under the heading "Item 1, Business -- Products -- Inova System;" (7) the Company's belief that the SABRE system is the most reliable and technologically advanced electrofilling system available on the market, under the heading "Item 1, Business -- Products -- SABRE;" (8) the statement that VECTOR is designed for high reliability, with 40% fewer critical subassemblies than the nearest competitor and the statements that VECTOR has approximately 2/3rds the footprint of the nearest competitor and a throughput of 120 wafers per hour and that VECTOR delivers twice the capital productivity of any other PECVD system currently on the market, under the heading "Item 1, Business -- Products -- VECTOR;" (9) the statements that the PEP 3510 is one of the most dependable bulk strip systems on the market and that the PEP 3510 routinely delivers 300 hours MTBF with 95% uptime under the heading "Item 1, Business -- Products -- PEP 3510;" and (10) the statement that the PEP Iridia, for low-k dielectric clean applications, offers the highest capital and footprint productivity of any clean system currently on the market under the heading "Item 1, Business -- Products -- PEP Iridia;" which are subject to various uncertainties and risks, among others, including the greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases that some of Novellus' competitors possess, future competition from new market entrants from overseas and domestic sources, Novellus' competitors' improvement of the design and performance of their products that may offer superior price or performance features over Novellus' products, Novellus' success in selecting, developing, manufacturing and marketing its new products, or enhancing its existing products;

- the Company's (1) belief that its marketing efforts are enhanced by the technical expertise of its research and development personnel, (2) belief that its service to its customers is enhanced by the design simplicity of its systems, (3) expectation that sales of its products to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future, and (4) belief that sales to certain customers will decrease in the future; under the heading "Item 1, Business - Marketing, Sales and Service;" are subject to risks, among others, that during periods of reduced and declining demand, the Company may not be able to quickly and effectively align its cost structure with prevailing market conditions and motivate and retain key employees or that during periods of rapid growth, the Company may not be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand and hire and assimilate a sufficient number of qualified people;

- the Company's statement that the Company's ability to remain competitive in this market will depend in part upon its ability to develop new and enhanced systems and to introduce these systems at competitive prices and on a timely and cost-effective basis and the Company's expectation that research and development expenditures will continue to represent a substantial percentage of sales, under the heading "Item 1, Business - Research and Development;" are subject to certain risks, among others, that Novellus may experience delays from time to time in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements or that Novellus may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle;

- Novellus' belief that its outsourcing strategy enables it to minimize its fixed costs and capital expenditures while also providing the flexibility to increase capacity as needed and allows the Company to focus on product differentiation through system design and quality control, its belief that the use of manufacturing specialists for its subsystems incorporate advanced technologies in robotics, gas panels and microcomputers and the statement that the Company seeks to reduce it dependence on limited suppliers for certain key parts, under the heading "Item 1, Business - Manufacturing;" are subject to various uncertainties, including, without limitation, the possible occurrence of a disruption or termination of certain of these sources which could have at least a temporary adverse effect on the Company's operations and a prolonged inability to obtain certain components could have a material adverse effect on the Company's business, financial condition and results of operations and could result in damage to customer relationships;

- the Company's belief as to its favorable competitiveness in the deposition equipment marketplace and the Company's belief that the acquisition of TFS and its 1998 announcement of a copper primary conductor product will allow the Company to develop and compete successfully in the PVD and copper electrofill areas of the market and that manufacturers will be generally reliant upon specific equipment, under the heading "Item 1, Business - Competition" is subject to various risks, among others, including the greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases that some of Novellus' competitors possess, future competition from new market entrants from overseas and domestic sources, Novellus' competitors' improvement of the design and performance of their products that may offer superior price or performance features over Novellus' products, Novellus' success in selecting, developing, manufacturing and marketing its new products, or enhancing its existing products;

- the statement that the Company intends to continue to pursue the legal protection of its technology primarily through patent and trade secret protection and the statement that in the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others under the heading "Item 1, Business - Patents and Proprietary Rights" is subject to uncertainty, including that there is no assurance that patents will be issued from any of Novellus pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology and that any such litigation could result in substantial cost and diversion of effort by the Company and any adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products;

- the statements that the success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers and technicians, marketing, sales, service and other key personnel and that the Company's success depends to a significant extent upon a limited number of key employees and other members of senior management of the Company under the heading "Item 1, Business - Employees" are subject to risks and uncertainties, among others, that there can be no assurance that the Company will be successful in retaining or recruiting key personnel and the Company's possible inability to effectively manage growth, or to attract and retain the personnel it requires;

- the Company's anticipations regarding the construction on 27 acres on the Tualatin, Oregon site and its completion in the second quarter of 2002 as well as the completion of a Software Development office in Bangalore, India in the second quarter of 2002 and the Company's belief that its current properties will be sufficient to meet the Company's requirements for the foreseeable future, under the heading "Item 2, Properties" are subject to risk and uncertainty, including unanticipated delays in construction schedules and a greater growth in the Company's net sales placing unexpected strains on Company resources and properties;

- the Company's belief that there are meritorious defenses in the Applied, Semitool and Plasma Physics litigation matters, and the Company's beliefs with respect to the outcomes of the Applied Materials, Semitool and Plasma Physics litigation matters and current patent infringement inquiries, under the headings "Item 3, Legal Proceedings" and "Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- Note 5, Litigation" are subject to risk and uncertainty regarding the outcome of such litigation matters as the resolution of intellectual property litigation is very fact intensive and the Company cannot assure that it will be successful in the resolution of these claims;

- the Company's strategies, beliefs, plans, expectations, anticipations and hopes with respect to Net Sales, Gross Profit, Selling, General and Administrative, Research and Development, Net Interest Income, Provision for Income Taxes, Net Income, Foreign Currency Accounting and Foreign Exchange Contracts set forth under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations," including, without limitation, (1) the statement that the decrease in Selling, General and Administrative expenses as a percentage of net sales across periods reflects the Company's ongoing efforts to control and reduce selling, general and administrative expenses despite the rapid growth in revenues; (2) the statement that the increases in Research and Development expenses reflect the Company's continued commitment to the development of new products, including additional Concept Two modules, advanced PVD systems, advanced "gap fill" technology, primary conductor metals, low-k dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers;
       (3) the statement that the Company plans to continue to invest in new products and increase research and development spending in absolute dollars; (4) the statement that the Company continues to believe that significant investment in R&D is required to remain competitive, and anticipates, on a forward-looking basis, that such expenses in 2001 will increase in absolute dollars, although such expenses as a percentage of net revenues may fluctuate between periods; (5) the belief that it is more likely than not that a deferred tax asset of $151.7 million will be realized by an offset against the recognized deferred tax liability of $29.1 million and future taxable income; (6) the belief that, as the impact of movements in currency exchange rates on forward foreign exchange contracts offset the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates; and (7) the belief that the impact of the adoption of SFAS No. 133 will not be material, and the Company's strategies, beliefs, plans, expectations, anticipations and hopes with respect to Liquidity and Capital Resources set forth under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," including, without limitation, (1) the statement that the Company expects investments in property and equipment for the fiscal year 2001 to approximate $85.0 million and that the Company intends to finance these investments from existing cash balances and cash flows from operations; (2) the belief that the Company's current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet the Company's needs through at least the next twelve months and the Company's expectations with respect to the return from investments in property and equipment and the sufficiency of funds from operations, existing cash balances and borrowing capacity, are subject to numerous risks and uncertainties, including, without limitation, that the semiconductor industry will experience a periodic downturn, which could have a material adverse effect on the semiconductor industry's demand for semiconductor processing equipment, including equipment manufactured and marketed by the Company, the greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases that some of Novellus' competitors possess, future competition from new market entrants from overseas and domestic sources, Novellus' competitors' improvement of the design and performance of their products that may offer superior price or performance features over Novellus' products, Novellus' success in selecting, developing, manufacturing and marketing its new products, or enhancing its existing products;

- the Company's anticipation that export sales will account for a significant portion of net sales for the foreseeable future set forth under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Trends Risks And Uncertainties -- International Operations" is subject to the risks and uncertainties set forth in such Item;

- the Company's expectation that it will continue to experience significant fluctuations in its quarterly operating results set forth under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Trends Risks And Uncertainties -- Variability of Quarter Operating Results" is subject to the risks and uncertainties set forth in such Item; and

- the Company's expectation that it may incur charges to operations, which are not currently reasonably estimable, in connection with the acquisition of GaSonics in the first quarter of 2001 (the quarter in which the merger was completed) or following quarters, to reflect costs associated with integrating the two companies set forth under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Trends Risks And Uncertainties -- Benefits of Novellus' Acquisition of GaSonics May Not Be Realized" is subject to the risks and uncertainties set forth in such Item.

The above forward-looking statements and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors. Any of the Company's actual results could differ materially from those included in such forward-looking statements. In addition to the risks and uncertainties mentioned above, the above forward-looking statements are also subject to additional risks and uncertainties further discussed under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Trends Risks And Uncertainties" beginning on page 34.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report. The reader should also consult the cautionary statements and risk factors listed from time to time in the Company's Reports on Forms 10-Q, 8-K, 10-K and its Annual Reports to Shareholders.

                                     PART I

ITEM 1. BUSINESS

Novellus Systems, Inc. ("Novellus" or the "Company") manufactures, markets and services advanced systems used to deposit thin conductive and insulating films on semiconductor devices, as well as equipment for preparing the device surface for these deposition processes. The Company is a leading supplier of high productivity deposition and surface preparation systems used in the fabrication of integrated circuits. Chemical Vapor Deposition (CVD) systems employ a chemical plasma to deposit all of the dielectric (insulating) layers and certain of the conductive metal layers on the surface of a semiconductor wafer. Physical Vapor Deposition (PVD) systems are used to deposit conductive metal layers by sputtering metallic atoms from the surface of a target source via high DC power. Electrofill systems are used for depositing copper conductive layers in a dual damascene design architecture using an aqueous solution. On January 10, 2001, Novellus acquired GaSonics International Corporation ("GaSonics"), a leading developer and global supplier of photoresist and residue removal solutions used in advanced semiconductor device manufacturing. GaSonics is now the Surface Integrity Group of Novellus. The photoresist and residue removal systems manufactured by the Surface Integrity Group are used to clean and prepare the device surface after the manufacturing steps that precede the deposition process. In addition, the Novellus Surface Integrity Group also provides low pressure chemical vapor deposition, or LPCVD, systems for the flat panel display
(FPD) industry. The Company's growth strategy focuses on major semiconductor manufacturers and the Company has sold one or more of its systems to each of the 20 largest semiconductor manufacturers in the world.

The Company was incorporated in California in April 1984 and is headquartered in San Jose, California. The mailing address for the Company's headquarters is 4000 North First Street, San Jose, California, 95134 and the Company's telephone number is (408) 943-9700. Additional information about the Company is available on the Company's website at www.novellus.com.

INDUSTRY BACKGROUND

The semiconductor industry has experienced significant growth over the past decade due to increased demand for personal computers and the growth of the Internet, the expansion of the telecommunications industry (especially wireless communications), and the emergence of new applications in consumer electronics and the increased semiconductor content in these consumer electronics systems. In addition, significant performance advantages and lower prices for integrated circuits have contributed to the growth and expansion of the semiconductor industry.

The late 1990s also saw the emergence of a new growth trend driven by the increasingly rapid pace in which the size of the circuitry on chips is decreasing. When chips decrease in size circuits can operate more quickly. In addition, with size reduction, more chips can be produced on a given wafer size and the yield per manufacturing machine increases. Because more chips can be produced per machine with decreasing chip size, there is less need to build new manufacturing plants, in particular, for pure capacity expansion. However, new equipment featuring the latest technological advances must often still be purchased to manufacture these smaller-sized chips and, in many cases, is retrofit into existing manufacturing facilities.

Although the semiconductor industry has experienced significant growth, the semiconductor market is cyclical by nature, characterized by short-term periods of either under or over supply for both memory and logic devices. When demand decreases, semiconductor manufacturers typically slow their purchasing of capital equipment; conversely, when demand increases, so does the manufacturers' capital spending.

The fabrication of integrated circuits requires a number of complex and repetitive processing steps, including deposition, photolithography and etch. Deposition is a process in which a film of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. The three principal methods of this film deposition are CVD (chemical vapor deposition), which can be used to deposit both insulating and conductive films; PVD (physical vapor deposition), which is used primarily for sputtering conductive metals onto the wafer surface; and electroplating, a process for depositing metal films via an electrically charged aqueous solution.

In the CVD process, wafers are typically placed in a reaction chamber and a variety of pure and precisely metered gases are introduced while some form of energy is added to activate a chemical reaction on the wafer surface. The result of this reaction is the deposition of a film on the wafer. The CVD process is the traditional method used to deposit dielectric films in an integrated circuit. The dielectric layers in an integrated circuit include the initial interlayer, portions of the interconnect layers and the final passivation layer. CVD is also used for deposition of conductive metal layers, particularly those metals that are more difficult to deposit in smaller line width geometry devices through conventional PVD or other deposition technologies. CVD technology is particularly effective for depositing blanket tungsten as a "plug" layer that connects one conductive metal layer to another in a multi-level integrated circuit. For such applications, tungsten replaces aluminum, which has certain physical properties that reduce its efficacy for the smaller interconnect holes of devices with smaller line width geometries.

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

The historic electroplating process has been modified by the semiconductor manufacturing industry to deposit copper conductive lines in extremely small features on integrated circuits. Due to the difficulties in etching copper, the metal is filled in a structure created within the circuit's insulating layers in a process called dual damascene: this is the reverse of the process used with aluminum, where the metal is deposited first, etched to create lines and vias, and then filled with insulating layers between the metal lines. The most difficult task is filling copper into interconnect structures which can be less than 0.25 micron in width, with aspect ratios of up to 5:1. Electroplating employs a liquid chemistry and electrolytic principles to deposit the copper wiring into the dielectric structure, a simple and cost-effective process that is also highly reliable.

Electroplating processes are used to produce the primary copper conductive layers in advanced integrated circuits (typically circuits smaller than 0.25 micron). The technology is believed by the Company to be extendible until at least the 0.10 micron design rule; or in other words, approximately another 5 or 6 years given the current industry evolution.

Advanced integrated circuit technology has created increased demand for more sophisticated semiconductor processing equipment. Today's advanced semiconductor devices are being designed with line width geometries as small as 0.13 microns, with up to six layers of interconnect circuitry. The next generation of semiconductor devices will see line widths as small as 0.10 micron, and Novellus believes there will be widespread transition from aluminum to copper conductive lines for faster processing speeds. Each additional interconnect layer requires three separate layers of deposition, which include the initial metal layer, a non-conductive dielectric layer and then a "plug" metal film to fill patterned holes in the dielectric layer that connects the metal layers on either side of the dielectric. The Company believes that the greater complexity and number of interconnect layers in advanced integrated circuits will enable the markets for CVD aluminum and PVD aluminum to continue to grow over the short term.

The Company's acquisition of GaSonics illustrates the growing importance of the surface preparation step in the manufacturing of advanced semiconductor devices. Properly preparing the device surface is essential prior to the deposition process to ensure the proper adhesion of the film layer, and to prevent device-killing defects. The industry movement to new materials such as copper and low-k, as well as shrinking line widths and smaller wafer sizes, is driving the need for more advanced cleaning technologies that do not damage the device. The Company believes that its acquisition of the GaSonics surface preparation technology will lead to improved integration of the cleaning and deposition processes when building advanced devices, and particularly those manufactured with a copper dual damascene process.

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

The continuing evolution of semiconductor devices to smaller line width geometries and more complex multi-level circuitry has significantly increased the cost and performance requirements of the capital equipment used to manufacture these devices. An advanced 300 mm wafer fabrication line can cost close to $2 billion, representing a substantial increase over the costs of prior generation facilities. Increased capital depreciation costs will continue to become a much larger percentage of the aggregate production costs for semiconductor manufacturers relative to labor, materials and other variable manufacturing costs. As a result, there has been an increasing focus by the semiconductor industry on obtaining increased productivity and higher returns from its semiconductor manufacturing equipment, thereby reducing the effective cost of ownership of such systems.

THE NOVELLUS SOLUTION

Novellus focuses on advanced thin film deposition systems and surface preparation equipment -- CVD, PVD, "electrofill" (electroplating), photoresist strip, and residue removal systems--that provide high film quality while attaining the high levels of productivity required to meet the semiconductor industry's need for high volume, low cost wafer production. The Company's multi-station sequential processing architecture of its plasma enhanced CVD (PECVD) and CVD tungsten products enables these systems to address each of the following critical parameters of system performance:

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

PVD Solutions

Through the acquisition of Varian's Thin Film Systems division in 1997, Novellus has extended its capabilities in PVD, introducing the INOVA(TM) system in April of 1998. PVD, a critical technology in the production of advanced semiconductor logic and memory devices, enables Novellus to provide metal deposition solutions for both aluminum primary conductor as well as copper barrier/seed layers.

Copper Electroplating Solutions

Introduced in June 1998 after an extensive joint development program with IBM's Microelectronics Division, the SABRE(TM) copper electrofill(TM) tool is the industry's leading production system for depositing copper conductive layers on sub-0.25 micron circuits. SABRE employs a patented wafer fixture to avoid backside contamination of the wafer from the plating bath; a unique bath cell design that ensures reproducibility of the copper fill; and a simple system architecture that ensures both high wafer throughput and system availability. Coupled with the INOVA PVD system, Novellus is able to offer a complete copper solution for depositing advanced copper interconnects.

Photoresist Strip and Clean Solutions

Through the acquisition of GaSonics, completed in January 2001, Novellus now offers a suite of advanced photoresist strip and clean products, including the PEP 3510(Plus) and the Gamma 2100 for photoresist strip applications, and the PEP Iridia for residue clean processes. All surface preparation products, now part of Novellus' Surface Integrity Group, employ advanced dry process technology that allows more efficient removal of complex residues without attacking or contaminating the underlying device material.

STRATEGY

The Company's objective is to increase its market share in the worldwide interconnect market and strengthen its position as a leading supplier of semiconductor processing equipment. The key elements of the Company's strategy are as follows:

Emphasis on High Productivity Systems. Novellus has historically focused on providing high productivity systems to leading semiconductor companies. The Company addresses the needs of semiconductor manufacturers through either its multi-chamber or unique continuous processing architecture, which enables its systems to attain high levels of wafer throughput, yield and film quality. The architecture's simple design also provides the Company's systems with long up-time and smaller footprints. The Company intends to retain its focus on productivity by leveraging its multi-chamber and continuous processing architecture in product enhancements and new product offerings.

Leadership in dielectric deposition, metals deposition and surface preparation technologies. The Company's strategy is to provide a family of systems which utilize advanced CVD, PVD, electrofilling and dry strip/clean technologies to address leading-edge wafer processing needs. The Company's Concept One(TM) Dielectric system offers dual frequency deposition technology to achieve results for a wide variety of films on wafers as large as eight inches and geometries as small as 0.35 micron. The Company's Concept One-W is used by manufacturers to connect multiple metal layers in advanced devices and the Company believes that it is currently the only system that provides full coverage tungsten deposition on a wafer's surface. The Company's Concept Two(TM) system is a modular CVD system designed to address the needs of wafer fabs that demand greater levels of wafer processing integration, higher volume production and increased factory automation. The Concept Three(TM) system is also a modular CVD system, but designed to process 300 mm wafers. The Concept Three's architecture is similar to that of the Concept Two, but uses a single wafer loadlock. The Company is focusing its research and development efforts on advanced PVD and electrofilling technology; "gap fill" high-density plasma (HDP) technology; low-k dielectric materials; and additional advanced technologies for the next generation of smaller geometry fabrication lines. The Company's first offering in the advanced HDP technology market, SPEED(TM) was introduced in February 1996. The INOVA(TM) system provides an advanced PVD system that can deliver tantalum barriers and copper seed layers for copper metallization, as well as Ti/Ti-nitride film quality with excellent particle performance. The SABRE electrofill tool has emerged as the industry's leading choice for the fill of copper vias and trenches using a dual damascene process. The PEP Iridia(TM), a dual purpose strip/clean system, is a plasma-based system for advanced, sub-0.25 micron device production, including copper dual damascene and low-k dielectric films. And finally, the Gamma 2100 system is a high throughput, low cost of ownership photoresist strip system employing a multi-station sequential processing architecture for simplicity, reliability and high productivity

Focus On Major Semiconductor Manufacturers. The Company has sold one or more of its systems to each of the 20 largest semiconductor manufacturers in the world. The Company's sales objective is to work closely with customers to secure purchase orders for multiple systems as these customers expand existing facilities; retrofit old facilities with new equipment; or build new fabs. The Company seeks to build customer loyalty and achieve a high level of repeat business by offering high reliability products, comprehensive field support and a responsive parts replacement and service program.

Expansion Of Asian Market Presence. While Novellus derives a significant percentage of its net sales from the Asian marketplace, the Company believes that substantial additional growth potential exists in the region over the long term. Countries such as Japan, Taiwan, and Korea continue to represent a disproportionate share of the world's capacity for semiconductor manufacturing, and in the year 2000 showed a significant rebound from the industry downturn of 1997-1999. The Asian countries are particularly dominant in the manufacturing of memory products, which are enabling technologies for end use consumer applications such as the Internet. Currently, the Company's local presence in Asia includes sales and support offices throughout Japan (via the Company's wholly owned subsidiary, Nippon Novellus); two offices in Taiwan and China, and one office in each of Korea, Singapore and Malaysia. With the acquisition of GaSonics in January 2001, the Company furthered its presence in Asia with offices in Japan and Singapore. It is an important part of Novellus' current business strategy to continue to aggressively build its presence in Asia to serve this strategically significant region.

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

DEPOSITION PRODUCTS

Since the introduction of its original Concept One Dielectric system in 1987, the Company has developed and now offers a family of processing systems for the dielectric and metal deposition markets. The Concept One Dielectric deposits a variety of insulating or "dielectric" films on wafers including Oxide, Nitride and TEOS. In 1990, the Company introduced a modified version of the Concept One-Dielectric, the Concept One-W, which also uses a CVD process to deposit blanket tungsten metal films on wafers primarily as the metal interconnect between conductor layers in the integrated circuit layers. In November 1991, the Company introduced the Concept Two, which is a modular, integrated production system capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers around a common, automated robotic wafer handler. In February 1996, the Company introduced SPEED on the Concept Two platform, targeted at advanced inter-metal dielectric ("IMD") deposition. Following the acquisition of Varian's Thin Film Systems Division, the Company announced the introduction of its INOVA system, an advanced PVD system that delivers Maxfill aluminum and Ti/Ti-nitride film quality for aluminum barrier layer applications, as well as highly conformal tantalum barrier copper seed layers (barrier/seed) for copper conductive layers. In June 1998, the Company announced the SABRE copper Electrofill system for producing copper conductive layers. And most recently, in July 2000, the Company introduced VECTOR(TM), a new 200mm/300mm PECVD platform with twice the capital productivity of competitive market offerings.

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

In 1994, the Company introduced the Concept Two-Dual ALTUS tungsten deposition system. The Dual ALTUS features the production proven performance of Novellus' tungsten CVD chamber in a dual chamber configuration that delivers the throughput power to dramatically lower the cost of tungsten deposition. The Company believes that the Dual ALTUS is a solution in the industry for very high volume 200mm wafer fabs producing semiconductor devices at 0.18 micron and below.

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

Concept Two Speed

Introduced in February 1996, SPEED is the Company's advanced dielectric gap fill system, the semiconductor capital equipment industry's first high density plasma deposition solution capable of high-volume manufacturing. SPEED is targeted for advanced IMD deposition for 0.18 micron devices and below. SPEED is offered either as a stand alone gap fill system or integrated with the Concept Two SEQUEL to provide a complete high-throughput, low-cost gap fill and chemical mechanical polishing gap layer solution for logic manufacturing. SPEED is a single wafer processing system, and uses a patented hemispherical source design and a proprietary electrostatic chuck to provide excellent fill, reproducibility, low damage and high throughput. In 1996, the Company received and shipped orders for multiple production SPEED systems and announced an enhanced version (SPEED-S) that occupies 40% less space, thus improving throughput densities for customers.

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

Coral(TM) Low-K Dielectric Films

Commensurate with the launch of SEQUEL EXPRESS in June of 1999, Novellus introduced the CORAL family of low dielectric constant (low-k) films, designed for the manufacture of advanced devices down to sub-0.1 micron geometries, and in particular, copper dual damascene structures. CORAL films are carbon-doped oxide CVD films with dielectric constants in the range of 3.0 k to less than 2.4
k. Matched with Novellus' thin films for copper barriers and etch stops, CORAL yields an effective capacitance reduction of up to 40 percent in semiconductor devices.

Concept Three(TM)

In December 1997, the Company introduced its Concept Three family of chemical vapor deposition systems for dielectric and tungsten applications on 300mm wafers. The Concept Three(TM) products include the C3-SPEED(TM), the C3-SEQUEL(TM), and the C-3 ALTUS(TM). Because the Concept Three systems are based on the production proven Novellus Concept Two products, the Company believes that they offer minimal risk to its customers in making the transition from 200mm to 300mm volume chipmaking.

Inova(TM) System

Introduced in April 1998, the INOVA system is an advanced PVD system that delivers tantalum barrier and copper seed layers required prior to copper electrofilling, as well as Maxfill aluminum and Ti/Ti-nitride films for aluminum liner/barrier applications. The INOVA, a multi-chamber single wafer processing system, incorporates Novellus' uniquely-designed Hollow Cathode Magnetron ("HCM(TM)") technology, which the Company believes offers better target utilization, extended maintenance intervals, and lower cost of ownership in comparison with collimated and other ionized sputtering techniques. In July 2000, the company introduced the INOVA xT, a 300mm version of INOVA with proven HCM extendability to the 0.10 um technology node, as well as an industry-leading 100 wph throughput.

SABRE

The SABRE system was introduced in July 1998 after an extensive development program with IBM and is believed by the Company to be the most reliable and technologically advanced copper electrofilling system available on the market. SABRE has been proven to provide void-free copper fill of 0.10 micron trench features (at 9 or 10:1 aspect ratios) and 0.18 micron vias (at 5:1 aspect ratios). SABRE employs a proprietary electrofilling cell that eliminates the backside wafer contamination of copper, and features a unique plating cell design that ensures reproducibility of the copper fill, with a film uniformity of <5%, 3 sigma within a wafer. SABRE requires only two types of process modules to complete the electrofill process, one for electrofilling (3 stations total) and the other for bevel etch/spin/rinse/dry (another 3 stations) within a compact footprint. The resulting simplicity of this design is key to the system's high reliability and manufacturing availability.

SABRExT

The second generation Sabre xT (introduced in 1999) is a 200mm/300mm bridge tool, and has become a market-leading platform at both wafer sizes. Continuous improvement has led to the availability of new features on the xT that were not found on the original SABRE, including programmable electrical waveforms, advanced plating chemistries, integrated anneal, and closed-loop chemical monitoring with the Smartdose(TM) predictive dosing system.

VECTOR

Introduced in July of 2000, VECTOR is a new PECVD system for dielectric films that radically transforms the playing field in terms of capital productivity. A 200mm/300mm bridge tool, VECTOR is designed to deliver a fully integrated low-k dielectric structure at 0.10 micron and smaller design rules. VECTOR is designed for high reliability, with 40% fewer critical subassemblies than the nearest competitor. With approximately 2/3rds the footprint of the nearest competitor, and a throughput of 120 wafers per hour, VECTOR delivers twice the capital productivity of any other PECVD system currently on the market.

SURFACE PREPARATION PRODUCTS

Through the acquisition of GaSonics, completed in January 2001, Novellus' Surface Integrity Group provides a suite of high productivity/low cost of ownership systems for the photoresist strip and clean markets, an area of semiconductor manufacturing that is becoming increasingly important with the move to copper dual damascene manufacturing.

PEP 3510(Plus)

The PEP 3510 is a versatile downstream microwave photoresist removal system designed for the clean, damage-free removal of photoresist materials. One of the most dependable bulk strip systems on the market, the PEP 3510 routinely delivers 300 hours MTBF with 95% uptime. More than 300 PEP-based systems have been installed in fabs around the world.

Gamma(TM) 2100

The Gamma 2100 photoresist removal system uses an interlaced, inductively coupled plasma source (I(2)CP) to strip photoresist, resulting in a more uniform distribution of results with reduced use of consumables. The Gamma architecture also features a multi-station chamber design with six strip stations, resulting in a wafer throughput of up to 175 wph with a minimal number of critical subsystems (one change, one remote dry pump, and one gasbox support all six stations).

PEP Iridia(TM)

The PEP Iridia is an advanced cleaning system designed for sub-0.25 micron applications and enabling technologies such as copper dual damascene. The Iridia's modular architecture allows the system to be configurable for both front-end-of-line (FEOL) and back-end-of-line clean applications down to 0.10 micron device geometries. For low-k dielectric clean applications, the Iridia offers the highest capital and footprint productivity of any clean system currently on the market.

MARKETING, SALES AND SERVICE

Novellus markets its products worldwide to manufacturers of semiconductors, including both captive fabrication lines (which produce semiconductors primarily for internal consumption) and merchant semiconductor manufacturers (which produce semiconductors primarily for sales to third party customers). In North America, the Company sells products primarily through a direct sales force. The Company's U.S. sales and support offices are located in Salem, New Hampshire; Orlando, Florida; Austin and Dallas, Texas; Phoenix, Arizona; Hopewell Junction, New York; Williston, Vermont; Bath, Pennsylvania; Manassas, Virginia; Vancouver, Washington; Colorado Springs, Colorado; Boise, Idaho; Portland, Hillsboro, and Eugene, Oregon and Newport Beach, California. In Europe, the Company's products are predominantly sold through a wholly owned subsidiary, Novellus Systems, Ltd., which has sales and support facilities outside London, England, and in Scotland. The Company also has sales and service support offices in The Netherlands, France, Germany, Ireland and Israel. In Asia, the Company sells its products through wholly owned subsidiaries in Japan, Korea, Taiwan, Singapore, and China. The Company's Japanese subsidiary maintains its headquarters near Tokyo and has eight sales offices throughout Japan.

Through the acquisition of GaSonics in January 2001, Novellus added sales and service support offices located in the U.K., Ireland, France, Germany, Israel, Japan, Italy and Singapore as well as sales and service centers in the United States located in Austin, Texas; Orlando, Florida; Mesa, Arizona and East Fishkill, New York. GaSonics' headquarters in San Jose, California now functions as Novellus' Surface Integrity Group's primary operations.

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

The Company believes that its ability to service its customers is enhanced by the design simplicity of its systems. The Company generally warrants its products against defects in design, materials and workmanship. In 1992, the Company became the first semiconductor equipment manufacturer to extend its warranty to 24 months from shipment and in 1993 also included the cost of all consumable parts in the system and preventative maintenance parts under warranty. The Company offers maintenance contracts as an additional service to its customers.

For the year ended December 31, 2000, one customer accounted for approximately 11% of the Company's net sales. For the year ended December 31, 1999, one customer accounted for approximately 17% of the Company's net sales and in 1998, there were no individual customers who accounted for more than 10% of the Company's net sales. The above discussion does not include GaSonics since the acquisition of GaSonics was consummated after December 31, 2000.

Export sales (including sales made by the Company's Japanese subsidiary) for the year ended December 31, 2000 were approximately $770.5 million, or 66% of net sales. Export sales for the year ended December 31, 1999 were approximately $378.1 million, or 64% of net sales. For the year ended December 31, 1998, export sales were approximately $284.4 million, or 55% of net sales. The above discussion does not include GaSonics since the acquisition of GaSonics was consummated after December 31, 2000. Historically, the Company has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to the Company's ten largest customers in 2000, 1999 and 1998 accounted for 56%, 65% and 57% of net sales, respectively. The Company expects that sales of its products to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products. The Company believes that sales to certain of its customers will decrease in the near future as those customers complete current purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising the Company's largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect the Company's business, financial condition and results of operations. In addition, sales of the Company's systems depend in significant part upon the decision of a prospective customer to increase manufacturing capacity or to expand current manufacturing capacity, both of which typically involve a significant capital commitment. The Company has from time to time experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort.

BACKLOG

As of December 31, 2000, the Company's backlog was $575.7 million, as compared to a backlog of $329.5 million at December 31, 1999. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers with limited or no penalties. Because of orders received in the same quarter in which a system is shipped, possible changes in system delivery schedules, cancellations of orders and delays in systems shipments, the Company's backlog at any particular date is not necessarily a reliable indicator of actual sales for any succeeding period. The above discussion does not include GaSonics since the acquisition of GaSonics was consummated after December 31, 2000.

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

The Company's current research and development efforts are directed at development of new systems and processes and improving existing system capabilities. The Company is focusing its research and development efforts on additional Concept Two modules, advanced PVD systems, advanced gap fill technology, primary conductor metals, low-K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, and advanced clean and strip systems. All new systems being developed are capable of processing 300mm wafers.

Expenditures for research and development during 2000, 1999 and 1998 were $178.3 million, $119.7 million and $106.5 million, respectively, or approximately 15%, 20% and 21% of net sales, respectively. The Company expects in future years that research and development expenditures will continue to represent a substantial percentage of net sales. The above discussion does not include GaSonics since the acquisition of GaSonics was consummated after December 31, 2000.

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

However, the semiconductor equipment industry is highly competitive and characterized by increasingly rapid technological changes. The Company faces substantial competition in the market in which it competes from both established competitors and potential new entrants. In the CVD and PVD areas of the market, the Company's principal competitor is Applied Materials, Inc., which is a major supplier of CVD and PVD systems and has established a substantial base of CVD, PVD and other equipment in large semiconductor manufacturers. In the copper electrofill area of the market, the Company's principal competitors are Semitool (which has a large installed base of R&D tools), and Applied Materials, which entered the market with an electroplating tool in April of 1999. In the surface preparation marketplace, the Company's principal competitors are Mattson Technologies and Axcelis Technologies. Certain of the Company's competitors have greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases than the Company. The Company may also face future competition from new market entrants from other overseas and domestic sources. The Company expects its competitors to continue to improve the design and performance of their products. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer price or performance features. In addition, a substantial investment is required by customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular vendor's capital equipment, the Company believes that the manufacturer will be generally reliant upon that equipment for the specific production line application. Accordingly, the Company may experience difficulty in selling a product line to a particular customer for a significant period of time if that customer selects a competitor's product. Increased competitive pressure could lead to lower prices for the Company's products, thereby materially adversely affecting the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

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

EMPLOYEES

At December 31, 2000, the Company had 3,054 full time and temporary employees. With the acquisition of GaSonics which was consummated on January 10, 2001, Novellus added approximately 475 full time and temporary employees.

The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers and technicians, as well as marketing, sales, service and other key personnel, who in each case are in great demand. There can be no assurance that the Company will be successful in retaining or recruiting key personnel.

None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company currently considers its employee relations to be good.

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

BUSINESS COMBINATIONS

On January 10, 2001 Novellus acquired GaSonics International Corporation in a stock-for-stock merger, accounted for as a pooling-of-interests. All outstanding shares of GaSonics capital stock was converted into approximately 9,240,000 shares of Novellus common stock in the merger. In addition, all outstanding options to purchase shares of GaSonics capital stock were automatically converted into options to purchase approximately 1,400,000 shares of Novellus common stock.

For further details regarding Novellus' business combinations, please see Note 12 of Notes to Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on Novellus' capital expenditures, financial condition, results of operations or competitive position.

ITEM 2. PROPERTIES

The Company's operations are conducted primarily in eleven buildings (including three buildings acquired from GaSonics in January 2001) in the North San Jose, California area and two buildings in the Portland, Oregon area. The San Jose buildings are leased by the Company and consist of 694,383 square feet. Eight of the leases expire in 2002 and provide for an extension to 2005, and three of the leases expire in 2006. The buildings house three manufacturing operations, a research and development facility, various administrative and customer support offices, an applications demonstration lab and the Company's headquarters.

The Portland, Oregon buildings consist of a 26,900 square foot building in Wilsonville, Oregon, and a 64,576 square foot building in Tualatin, Oregon. These locations provide manufacturing, research and development and customer support for the company's Electrofill product (Sabre). The Wilsonville lease expires in August 2002 and the Tualatin facility is owned by the Company.

It is currently anticipated that construction on 27 acres on the Tualatin, Oregon site will commence by the end of March 2001. The site will be developed in several phases. The Company anticipates that the first phase will be completed in the second quarter of 2002 and will provide the Company with 370,000 square feet of new manufacturing, research and development, engineering and training facilities.


Additionally, the Company subleases four buildings consisting of 270,000 square feet on and adjacent to the Novellus campus pursuant to leases that expire in 2001 and 2002.

The Company also operates a facility near Tokyo, Japan which serves as headquarters, sales office, service, technology and customer demonstration center for Nippon Novellus. The facility near Tokyo is operated under a five year lease that expires in 2001. In addition, the Company maintains eight sales offices throughout Japan.

The Company leases various smaller facilities worldwide which are used as sales and customer service centers. Customer service and sales centers were added and expanded in Korea, Taiwan, Malaysia, China and Singapore in order to support new customer requirements. Additionally, a software development office should be completed in Bangalore, India in the second quarter of 2002.

The Company currently believes that its current properties and its currently planned properties will be sufficient to meet the Company's requirements for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

Applied Materials, Inc. vs. Varian Associates Inc. (Case No.C-9720523 RMW) and Novellus Systems, Inc. v. Applied Materials, Inc. (Case No. C-97-20551 RMW).

On July 7, 1997, prior to the consummation of the purchase of the Thin Film Systems Business ("TFS") of Varian Associates ("Varian"), Applied Materials, Inc. ("Applied") filed a complaint (the "Applied Complaint") against Varian in the United States District Court for the Northern District of California, San Jose Division, Civil Action No. C-97-20523 RMW, alleging, among other things, infringement by Varian (including the making, using, selling and/or offering for sale of certain products and systems made by TFS) of United States Patent Nos. 5,171,412; 5,186,718; 5,496,455 and 5,540,821 (the "Applied Patents"), which patents are owned by Applied.

Immediately after consummation of the TFS purchase, the Company filed a complaint (the "Company Complaint") against Applied in the same Court, Civil Action No. C-97-20551 RMW, alleging infringement by Applied (including the making, using, selling and/or offering for sale of certain products and systems) of United States Patent Nos. 5,314,597; 5,330,628, and 5,635,036 (the "Company Patents"), which patents the Company acquired from Varian in the TFS purchase. In the Company Complaint, the Company also alleged that it is entitled to declarations from Applied that the Company does not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. Applied has filed counterclaims alleging that the Company infringes the Applied Patents.

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

On September 10, 1999, the Company filed a motion for summary judgment that claims 1, 2 and 8 of its U.S. Patent No. 5,314,597 are not invalid over the prior art asserted against it by Applied. On September 29, 1999, Applied filed a counter-motion for summary judgment that these claims are invalid based on the on-sale bar. On December 7, 1999, the Court entered an order granting the Company's motion and denying Applied's motion.

On November 4, 1999, Applied moved for leave of Court to amend its prior art chart with respect to the Company's U.S. Patent No. 5,314,597. On February 15, 2000, the Court granted Applied's motion. On October 4, 2000, the Court entered an order denying the Company's motion for reconsideration of this order.

On December 17, 1999, the Company and Varian moved for summary judgment that certain claims of Applied's U.S. Patent No. 5,171,412 were invalid as anticipated or obvious over the prior art. On March 16, 2000, the Court granted this motion in part, and deferred ruling in part.

On December 23, 1999, the Company moved for summary judgment that its U.S. Patent No. 5,635,036 is not invalid as obvious over the prior art. On March 20, 2000, the Court denied the Company's motion without prejudice.

On January 14, 2000, Applied withdrew its U.S. Patent No. 5,496,455 from the lawsuits against the Company and Varian.

On February 4, 2000, Applied filed a motion for summary judgment that claims 10, 11 and 13 of the Company's U.S. Patent No. 5,314,597 are invalid over the prior art. On March 10, 2000, the Company filed an opposition and cross-moved for leave to amend its claim chart to withdraw these claims. On April 5, 2000, the Court issued an order denying Applied's motion as moot and granting the Company's motion.

On March 31, 2000, the Company filed a renewed motion for partial summary judgment that its U.S. Patent No. 5,635,036 is not invalid as obvious over the prior art. On January 3, 2001, the Court entered an order in response to this motion tentatively amending certain claim constructions and requesting additional briefing.

On July 28, 2000, Applied filed a motion for summary judgment of non-infringement of the Company's U.S. Patent No. 5,330,628. On October 20, 2000, the Company filed a non-opposition to that motion, pending appeal of the Court's claim construction. The Company also cross-moved for the Court to dismiss Applied's allegations that the '628 patent was invalid or unenforceable. On November 20, 2000, the Court entered an order granting both motions.

On May 12, 2000, the Company and Varian moved for summary judgment that the Inova and MB2 do not infringe Applied's U.S. Patent No. 5,186,718. On August 8, 2000, the Court granted this motion with respect to the Inova. The Company's motion that the MB2 does not infringe the '718 patent is currently off calendar pending completion of discovery.

On August 18, 2000, Applied filed a motion for partial summary judgment that certain of its products did not infringe the Company's U.S. Patent No. 5,635,036. On October 24, the Court entered an order denying Applied's motion. The Court, in the same order, also allowed the Company to withdraw its assertion that certain Applied products infringed certain claims of its U.S. Patent No. 5,314,597.

On or about September 25, 2000, Varian and Applied executed a "License and Settlement Agreement." On September 29, 2000, Varian and Applied filed a Stipulated Dismissal with Prejudice with the Court that reciprocally dismisses all causes of action that Varian and Applied had asserted or could have asserted against one another in the litigation. In addition, Applied has stated, in its agreement with Varian, that it will release the Company from all claims that arose out of or relate to the litigation that relate to any infringement alleged with respect to the Inova, in the form as it existed as of the effective date of the Company's purchase of Varian's TFS division. The Stipulated Dismissal, however, expressly excludes the Company from the scope of any release.

On October 6, 2000, Applied filed a motion for summary judgment of noninfringement of the Company's U.S. Patent No. 5,314,597. On November 13, 2000, the Company filed an opposition to that motion, and cross-moved for summary judgment of infringement as to claims 1 and 8 of the '597 patent. These motions were orally argued on January 5, 2001 and are presently under submission.

On November 22, 2000, Applied filed a second motion for summary judgment that its accused products do not infringe the Company's U.S. Patent No. 5,635,036. This motion was orally argued on January 19, 2001 and is presently under submission.

Semitool, Inc. v. Novellus Systems, Inc. (Case No. C-98-3089 DLJ)

On August 10, 1998, Semitool sued the Company for patent infringement in the United States District Court for the Northern District of California. Semitool alleges that the Company's SABRE(TM) and SABRE xT(TM) copper deposition systems infringe two Semitool patents, U.S. Patent No. 5,222,310, issued June 29, 1993, entitled "Single Wafer Processor with a Frame," and U.S. Patent No. 5,377,708, issued January 3, 1995, entitled "Multi-Station Semiconductor Processor with Volatilization." Semitool seeks an injunction against the Company's manufacture and sale of the SABRE(TM) and SABRE xT(TM) systems, and seeks damages for past infringement. Semitool also seeks trebled damages for alleged willful infringement. Semitool further seeks its attorneys' fees and costs, and interest on any judgement.

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

On May 15, 2000, Semitool filed a notice of appeal, appealing the Court's judgement to the United States Court of Appeals for the Federal Circuit. Semitool filed its opening brief on July 24, 2000. The Company filed its opening brief on October 3, 2000. Semitool filed its reply brief on November 3, 2000. Although the Company believes that the Court's order granting summary judgment of non-infringement was correct, and that the Company will prevail on appeal, there can be no assurances that the Company will prevail in its litigation against Semitool. If the Court's order is reversed on appeal, and if Semitool were to prevail against the Company following the appeal Complaint, it could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Plasma Physics has asserted U.S. Patent Nos. 4,226,897; 5,470,784, and 5,543,634 (the "'897, '784, and '634 patents," respectively). Plasma Physics seeks an injunction against the defendants' alleged infringement of the '784 and '634 patents (the '897 patent has expired). Plasma Physics also seeks trebled damages for alleged willful infringement. Plasma Physics further seeks its attorney's fees and costs, and interest on any judgement.

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

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although the Company is not aware of any infringement by its products of any patents or proprietary rights of others except as claimed by Applied, Semitool, and Plasma Physics, further commercialization of the Company's products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

STOCK INFORMATION(1)

Novellus' common stock is traded on the NASDAQ Stock Market and is quoted on the NASDAQ National Market under the symbol "NVLS." The following table sets forth the high and low closing prices as reported by the NASDAQ National Market for the periods indicated:

           2000                               HIGH                LOW
           --------------------------------------------------------------
           First Quarter                     $ 69.94            $ 39.27
           Second Quarter                      66.69              40.06
           Third Quarter                       68.44              43.88
           Fourth Quarter                      47.75              25.94


           1999                               HIGH                LOW
           --------------------------------------------------------------
           First Quarter                     $ 25.17            $ 16.48
           Second Quarter                      23.58              14.96
           Third Quarter                       25.29              17.29
           Fourth Quarter                      42.79              22.29

(1) Stock prices have been restated to reflect the Company's three-for-one stock split, effective January 15, 2000.

The Company has not paid cash dividends on its common stock since inception, and its Board of Directors presently plans to reinvest the Company's earnings in its business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future. Additionally, certain covenants set forth in the Company's lines of credit with certain banks and its senior credit facility prohibit the Company's from paying dividends. As of December 31, 2000, there were 734 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31,                                   2000            1999          1998           1997               1996
----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales                                             $ 1,173,731     $   592,741   $   518,778    $   534,004        $   461,736
Gross profit                                              657,215         321,031       280,865        290,438            264,574
Net income (loss) before cumulative effect of
change in accounting principle                            235,697          76,574        52,828        (95,658)(1)         94,029
Cumulative effect of change in accounting principle       (84,632)             --            --             --                 --
Net income (loss)                                         151,065          76,574        52,828        (95,658)            94,029
Per common share:
Income (loss) before cumulative effect of change
in accounting principle(2)
        Basic                                         $      1.85     $      0.67   $      0.52    $     (0.96)       $      0.97
        Diluted                                       $      1.75     $      0.64   $      0.50    $     (0.96)       $      0.95
Cumulative effect of change in accounting
principle, net of tax(2)
        Basic                                         $     (0.67)             --            --             --                 --
        Diluted                                       $     (0.63)             --            --             --                 --
Net income (loss)(2)
        Basic                                         $      1.18     $      0.67   $      0.52    $     (0.96)       $      0.97
        Diluted                                       $      1.12     $      0.64   $      0.50    $     (0.96)       $      0.95
Shares used in basic per share calculations(2)            127,731         114,817       102,106         99,770             96,468
Shares used in diluted per share calculations(2)          135,109         120,097       104,961         99,770(3)          99,054
Pro forma amounts with the change in accounting
principle related to revenue recognition applied
retroactively:  (unaudited)(4)
        Net revenues                                  $ 1,173,731     $   520,093             *              *                  *
        Net income                                        235,697          47,691             *              *                  *
        Net income per share:
                Basic                                 $      1.85     $      0.42             *              *                  *
                Diluted                               $      1.75     $      0.40             *              *                  *



DECEMBER 31,                            2000          1999          1998          1997           1996
---------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents,
   and short-term investments         $1,152,114    $385,257      $130,818      $ 98,089      $176,668
Working capital                        1,322,525     592,436       287,621       223,710       287,818
Total assets                           2,015,472     909,929       551,939       493,300       459,787
Long-term obligations                         --          --        65,000        65,000            --
Shareholders' equity                   1,510,712     769,699       375,465       301,001       373,636
Cash dividends per share                      --          --            --            --            --


The above data does not reflect the financial position or results of operations after the merger with GaSonics International Corporation, which was consummated after December 31, 2001. See Note 12 in Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements.

*      Data is not available to provide pro forma information for these years.

(1) The Company's reported loss of $95.7 million or $0.96 per share for the year ended December 31, 1997 includes pre-tax one-time charges totaling $235.2 million, consisting of $133.5 million in connection with the acquisition of TFS, a write-off of $17.7 million in connection with outstanding accounts receivable from Submicron Technology, Inc. and charges totaling $84.0 million in connection with the May 4, 1997 settlement of the TEOS patent litigation.

(2) The earnings (loss) per share amounts and shares used have been adjusted to reflect the Company's two-for-one stock split, effective October 1997 and the Company's three-for-one stock split, effective January 15, 2000.

(3) Excludes common stock equivalents as they are antidilutive to the loss per share for the year.

(4) The Company recorded a non-cash charge of $84.6 million, after reduction for income taxes of $45.8 million, or $0.63 per diluted share, to reflect the cumulative effect of the accounting change as of January 1, 2000 related to the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Novellus manufactures, markets and services advanced systems used to deposit thin conductive and insulating films on semiconductor devices, as well as equipment for preparing the device surface for these deposition processes to semiconductor manufacturers worldwide. Demand for the Company's systems can vary significantly from period to period as a result of various factors, including but not limited to, downturns in the semiconductor industry, supply and demand for semiconductor devices and substantial competition in the semiconductor industry among suppliers of similar products. For these and other reasons, Novellus' results of operations for fiscal 1998, 1999 and 2000 may not necessarily be indicative of future operating results.

Net Sales

Net sales were $1,173.7 million, $592.7 million, and $518.8 million in 2000, 1999, and 1998, respectively. Net sales of $1,173.7 million in 2000 reflect the Company's adoption of SAB 101, discussed below in "Recent Accounting Pronouncements". The increase of approximately 98% from 1999 is attributable to the increase in net sales across all product lines as the semiconductor industry increased purchases related to both capacity and technology buys. The increase of approximately 14% from 1998 to 1999 reflected the strengthening of the semiconductor industry, as the industry was in the early stages of a broad-based recovery. The increase in sales is attributable to semiconductor manufacturers' need for additional capacity and new technology. The Company's CVD equipment showed strong sales primarily as a result of increasing demand for its Concept Two products offset by the decline in demand for the Company's Concept One products. International sales were approximately 66% of net sales in 2000, an increase from 64% in 1999. The increase is attributable to higher demand in the Pacific Rim, Japan, and Europe partially offset by lower demand in Korea. International sales were approximately 64% of net sales in 1999, an increase from 55% in 1998. The increase is the result of higher demand in Japan, Korea, and Pacific Rim countries offset by lower demand in Europe.

Gross Profit

Gross profit was $657.2 million, $321.0 million, and $280.9 million in 2000, 1999, and 1998, respectively. The absolute dollar increases are due to higher net sales. As a percentage of net sales, gross profit was 56% in 2000 and 54% in 1999 and 1998, respectively. The increase in gross profit from the prior fiscal periods reflect successful cost reduction efforts and improved absorption of fixed overhead costs due to the increased levels of shipments. During 1999 and 1998 gross profit remained flat, with improvements in unabsorbed fixed costs offset by higher warranty costs in 1999 as compared to 1998.

Selling, General, and Administrative

Selling, general, and administrative expenses were $191.0 million, $101.0 million, and $95.4 million in 2000, 1999, and 1998, respectively. As a percentage of net sales, selling, general, and administrative expenses were approximately 16%, 17%, and 18% in 2000, 1999, and 1998, respectively. The increase in absolute dollars across periods is attributable to increased costs associated with the growth in revenues. However, the decrease as a percentage of net sales across periods reflects the Company's ongoing efforts to control and reduce selling, general, and administrative expenses despite the rapid growth in revenues.

Research and Development

Research and development (R&D) expenses were $178.3 million, $119.7 million, and $106.5 million in 2000, 1999, and 1998, respectively. The increases reflect the Company's continued commitment to the development of new products, including additional Concept Two modules, advanced PVD systems, advanced "gap fill" technology, primary conductor metals, low K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers. The increase from the prior year also reflects a full period of costs associated with the Company's investment in its facilities infrastructure to support its ongoing R&D commitment. As a percentage of net sales, research and development expenses were approximately 15%, 20%, and 21% in 2000, 1999, and 1998, respectively. The Company plans to continue to invest in new products and increase research and development spending in absolute dollars. The Company continues to believe that significant investment in R&D is required to remain competitive, and anticipates, on a forward-looking basis, that such expenses in 2001 will increase in absolute dollars, although such expenses as a percentage of net revenues may fluctuate between periods.

Net Interest Income

Net interest income was $53.7 million, $14.0 million, and $1.1 million, in 2000, 1999, and 1998, respectively. The increase from 1999 to 2000 is attributable to higher cash and short-term investment balances, as a result of a secondary public offering in April 2000 of approximately 9.0 million shares of common stock that resulted in net proceeds to the Company of approximately $526.3 million and cash provided by operating activities. The increase from 1998 to 1999 was due to higher average cash and short-term investment balances. In February 1999, the Company completed a secondary public offering of 11.6 million shares of common stock, resulting in net proceeds to the Company of $255.1 million. In addition, long-term borrowings of $65.0 million were repaid subsequent to the stock offering, which resulted in a reduction of interest expense.

Provision for Income Taxes

The provision for income taxes reflects an effective tax rate of 31% in 2000, 33% in 1999, and 34% in 1998. The decrease in the effective tax rate is primarily due to the increased benefits from the foreign sales corporation.

At December 31, 2000, the Company has recognized a deferred tax asset of $151.8 million, net of a valuation allowance of $10.7 million. The Company believes that it is more likely than not that this asset will be realized by an offset against the recognized deferred tax liability of $29.1 million and future taxable income.

Net Income

Net income, before a $84.6 million charge related to a cumulative effect of an accounting change (described further in "Recent Accounting Pronouncements" below), for the year ended December 31, 2000 was $235.7 million. On a basic and diluted shares basis, earnings per share were $1.85 and $1.75, respectively, before the $84.6 million charge.

Net income for the year ended December 31, 2000 was $151.1 million or $1.18 and $1.12 per basic and diluted shares, respectively, compared with net income for the year ended December 31, 1999 of $76.6 million or $0.67 and $0.64 per basic and diluted shares, respectively.

Net income for the year ended December 31, 1999 of $76.6 million or $0.67 and $0.64 per basic and diluted shares, respectively, compared with net income for the year ended December 31, 1998 of $52.8 million or $0.52 and $0.50 per basic and diluted shares, respectively.

The number of shares used in the per share calculations for the year ended December 31, 2000 was 127.7 million and 135.1 million shares, respectively, for basic and diluted income per share calculations, compared with 114.8 million and
120.1 million shares, respectively for the year ended December 31, 1999. The increase in shares compared to the year-ago period is primarily due to an increased number of common shares outstanding resulting from the common stock offering of 9.0 million shares in April 2000 and the exercise of stock options in 2000.

The number of shares used in the per share calculations for the year ended December 31, 1999 was 114.8 million and 120.1 million shares, respectively, for basic and diluted income per share calculations compared with 102.1 million and
105.0 million for the basic and diluted income per share calculations, respectively, for the year ended December 31, 1998. The increase in shares used compared to the prior year is attributable to an increased number of common shares outstanding resulting from the common stock offering of 11.6 million shares in February 1999 and the exercise of stock options in 1999.

Foreign Currency Accounting

The local currency is the functional currency for all foreign operations. Accordingly, translation gains or losses related to the foreign subsidiaries are included as a component of accumulated other comprehensive income.

Foreign Exchange Contracts

The Company conducts its business in various foreign currencies. The Company enters into forward foreign exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. dollars recorded by the Company's Japanese subsidiary. The Company also enters into forward foreign exchange contracts to buy and sell foreign currencies as economic hedges of the parent's intercompany balances denominated in a currency other than the U.S. dollar. In 2000, 1999, and 1998, these hedging contracts were denominated primarily in the Japanese Yen. The maturities of all the forward foreign exchange contracts are generally short-term in nature. As the impact of movements in currency exchange rates on forward foreign exchange contracts offset the related impact on the underlying items being hedged, the Company believes these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses have not been significant.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including forward exchange contracts, and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities --- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000 and, therefore, the Company adopted this accounting standard effective January 1, 2001. The impact of the adoption of SFAS No. 133 is not significant.

Acquisition of GaSonics International Corporation

On January 10, 2001 the Company completed its acquisition of GaSonics International Corporation. In the transaction, the Company acquired all outstanding shares of GaSonics in a stock-for-stock merger, with all outstanding shares of GaSonics capital stock converted into approximately 9,240,000 shares of Novellus common stock. In addition, all outstanding options to purchase shares of GaSonics capital stock were automatically converted into options to purchase approximately 1,400,000 shares of Novellus common stock. The transaction will be accounted for as a pooling-of-interests.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 3, 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SEC Staff addressed several issues in SAB No. 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. The Company's previous revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. In October 2000, the SEC issued Staff Accounting Bulleting No. 101: Revenue Recognition in Financial Statements -- Frequently Asked Questions and Answers ("SAB 101 FAQ"). The SAB 101 FAQ was issued to clarify many of the implementation questions surrounding SAB No. 101.

The Company derives revenues from three sources -- equipment sales, spare part sales and service contracts. SAB 101 has no effect on the Company's revenue recognition policy for spare parts or services. For equipment sales, there are different revenue recognition points under SAB 101, which are described as follows:

Acceptance: For equipment sales to a new customer, existing products with new specifications and/or a new product, revenue is recognized upon customer acceptance.

Shipment and acceptance: Equipment sales to existing customers, who have purchased the same equipment with the same customer-specified acceptance provisions in the past, are accounted for as multiple-element arrangement sales. Upon shipment, the lesser of the fair value of the equipment or the contractual amount billable upon shipment is recorded as revenue and title is transferred. The remainder is recorded as revenue upon customer acceptance.

Revenue related to spare part sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

As a result of SAB 101, the Company changed its method of accounting for revenue recognition. The Company has reported this change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes", by a cumulative effect adjustment. Because Novellus is a calendar year company adopting SAB 101 in the fourth quarter, no cumulative effect of the change is included in net income in the fourth quarter. Instead, APB 20 requires that the change be made as of the beginning of the year (January 1, 2000) and that financial information for interim periods reported prior to the change, in this case the first three quarters of 2000, be restated by applying SAB 101 to those periods. No restatement of 1999 information is necessary.

In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $84.6 million (after reduction for income taxes of $45.8 million), or ($0.63) per share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The decrease to net income before the cumulative effect of the accounting change as a result of the adoption of SAB 101 was a decrease of $87.1 million or ($0.68) per diluted share for fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operating and capital resource requirements through cash flows from operations, sales of equity securities, and borrowings. The Company's primary source of funds at December 31, 2000 consisted of $1,152.1 million of cash, cash equivalents and short-term investments. This amount represents an increase of $766.9 million from the December 31, 1999 balance of $385.3 million. During the second quarter of 2000, the Company completed a secondary public offering of approximately 9.0 million shares of common stock that resulted in net proceeds to the Company of approximately $526.3 million. During the first quarter of 1999, the Company completed a secondary public offering of 11.6 million shares of common stock that resulted in net proceeds to the Company of $255.1 million.

In 1997, the Company entered into a five year $125.0 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of the Company, bear interest at either a base rate plus a margin or LIBOR plus a margin for interest periods of one to six months. During March 1999, total borrowings of $65.0 million were repaid. No amounts were outstanding under this facility at December 31, 2000. The Senior Credit Facility requires the Company to be in compliance with certain financial covenants. At December 31, 2000, the Company was in compliance with these financial covenants. In addition, at December 31, 2000, there was $33.9 million available under bank lines of credit that expire at various dates through May 2001. At December 31, 2000 approximately $16.1 million was outstanding under these bank lines of credit which bear interest at the banks' offshore reference rates. The weighted average interest rate at December 31, 2000 for borrowings under the bank lines of credit was 0.86%.

Net cash provided by operating activities during the year ended December 31, 2000 was $277.4 million. This amount consisted primarily of net income of $151.1 million, net of $84.6 million cumulative effect of a change in accounting principle, non-cash depreciation and amortization charges of $40.1 million, an increase of $66.1 million in accounts payable, partially offset by an increase of $152.5 million in accounts receivable, and an increase in inventories of $75.5 million. The increases in accounts payable, inventories and accounts receivable were the result of increased net sales volume.

Net cash used in investing activities was $452.6 million during the year ended December 31, 2000. During this period, the Company's cash outflows consisted of purchases of approximately $387.9 million, net, of available-for-sale securities. In addition, the Company had capital expenditures of $68.5 million and a decrease in other assets of $3.8 million

The Company expects investments in property and equipment for the fiscal year 2001 to approximate $85.0 million. The Company intends to finance these investments from existing cash balances and cash flows from operations.

During the year ended December 31, 2000, net cash provided by financing activities was $564.4 million due primarily to net proceeds of $526.3 million from a secondary public offering of common stock in the second quarter of 2000, $36.7 million from common stock option exercises and purchases of common stock under the Company's employee stock purchase plan, and an increase in the Company's lines of credit of $2.5 million. In October 2000, the Company announced that its Board of Directors had rescinded its authorization for the purchase of common stock under the common stock purchase program.

The Company believes that its current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet the Company's needs through at least the next twelve months.

TRENDS, RISKS AND UNCERTAINTIES

Set forth below and elsewhere in this Annual Report and in other documents the Company files with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

MARKET RISK AND CYCLICAL DOWNTURNS IN THE SEMICONDUCTOR INDUSTRY

Novellus' business depends predominantly on capital expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically been very cyclical and has experienced periodic downturns, which have had a material adverse effect on the semiconductor industry's demand for semiconductor processing equipment, including equipment manufactured and marketed by Novellus. During periods of reduced and declining demand, Novellus must be able to quickly and effectively align its cost structure with prevailing market conditions, and motivate and retain key employees. During periods of rapid growth, Novellus must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. No assurance can be given that Novellus' net sales and operating results will not be adversely affected if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future..

DEMAND SHIFTS IN THE PC INDUSTRY

In the PC market, a shift in demand from more expensive, high-performance products to lower-priced products (sub-$1,000 PCs) has resulted in reduced profitability for semiconductor manufacturers. Strengthening demand for sub-$1,000 PCs could cause further delays or decreased demand for the Company's products.

INTENSE COMPETITION IN THE SEMICONDUCTOR EQUIPMENT INDUSTRY

The semiconductor equipment industry is highly competitive. Novellus faces substantial competition in the markets in which it competes from both established competitors and potential new entrants. Certain of Novellus' competitors have greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases than Novellus. Novellus may also face future competition from new market entrants from overseas and domestic sources. Novellus expects its competitors to continue to improve the design and performance of their products. There can be no assurance that Novellus' competitors will not develop enhancements to or future generations of competitive products that will offer superior price or performance features over Novellus' products, and there can be no assurance that Novellus will be successful, or as successful as its competitors, in selecting, developing, manufacturing, and marketing its new products, or enhancing its existing products. Failure to successfully develop new products could materially adversely affect Novellus' revenues, financial condition, and results of operations. In addition, a substantial investment is required by Novellus' customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected another vendor's capital equipment, Novellus believes that the manufacturer will be generally reliant upon that equipment vendor for the specific production line application. Accordingly, Novellus may experience difficulty in selling a product to a particular customer for a significant period of time if that customer first selects a competitor's product. Increased competitive pressure could lead to lower prices for Novellus' products, thereby adversely affecting Novellus' revenue and operating results. There can be no assurance that Novellus will be able to compete successfully against established competitors and new entrants in the future.

INTERNATIONAL OPERATIONS

Export sales accounted for approximately 66%, 64%, and 55%, of net sales in 2000, 1999, and 1998, respectively. Novellus anticipates that export sales will account for a significant portion of net sales in the foreseeable future. As a result, a significant portion of Novellus' sales will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, difficulties in managing distributors, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Novellus is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products. Novellus cannot predict whether quotas, duties, taxes, or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of Novellus' products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on Novellus' business, financial condition or results of operations. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Although international markets provide Novellus with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could materially and adversely affect global products and service demand, and, therefore, Novellus' business operations and financial condition. Asian countries, particularly Japan and Korea, are affected by banking, currency and other difficulties that contribute to the economic developments in those countries. Novellus derives a substantial portion of its revenues from customers in Asian countries, particularly Japan and Korea. Economic developments in late 1997 and early 1998 resulted in decreased capital investments by Asian customers. Recent economic developments indicate that the economies of Japan, Korea and other Asian countries have recovered somewhat from 1997 and 1998 levels. Any negative economic developments or delays in the economic recovery of Asian countries could result in the cancellation or delay of orders for Novellus' products from Asian customers, thus materially adversely affecting Novellus' business, financial condition or results of operations. In addition to the concerns described above, sales of systems shipped by Novellus' Japanese subsidiary are denominated in Japanese Yen. Novellus sells the systems to its Japanese subsidiary in U.S. Dollars. Novellus then enters into forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. Dollars recorded by the Japanese subsidiary in order to manage this exposure. However, there can be no assurance that future changes in the Japanese Yen will not have a material effect on Novellus' business, financial condition or results of operations.

POSSIBLE VOLATILITY OF STOCK PRICE

The price of the Company's common stock may be subject to wide fluctuations and possible rapid increases or declines in a short time period. These fluctuations may be due to factors specific to the Company such as variations in quarterly operating results or changes in analysts' earnings estimates, or to factors relating to the semiconductor industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Shareholders should be willing to incur the risk of such fluctuations. Sales of substantial amounts of common stock in the public market after any offering of the Company's securities could adversely affect the market price of the outstanding common stock.

VARIABILITY OF QUARTERLY OPERATING RESULTS

If Novellus' operating results are below the expectations of public market analysts or investors, then the market price of its common stock could decline. Novellus has experienced and expects to continue to experience significant fluctuations in its quarterly operating results. During each quarter, Novellus customarily sells a relatively small number of systems that typically sell for prices in excess of $1 million. Novellus' backlog at the beginning of each quarter does not necessarily include all system sales needed to achieve expected net sales for that quarter. Consequently, Novellus is often dependent on obtaining orders for shipment in the same quarter that the order is received. Because Novellus builds its systems according to forecast, the absence of significant backlog for an extended period of time could hinder Novellus' ability to plan production and inventory levels, which could adversely affect operating results. Novellus' net sales and operating results could also be adversely affected for a particular quarter if an anticipated order for even a few systems is not received in time to permit shipment during that quarter. Moreover, customers may reschedule or cancel shipments, with, in the case of cancellations, little or no penalties, and production difficulties could delay shipments. A delay in a shipment in any quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations by customers or to unexpected manufacturing difficulties experienced by Novellus may cause net sales in such quarter to fall significantly below expectations and may materially adversely affect Novellus' operating results for such quarter. The timing of new product announcements and releases by Novellus may also contribute to fluctuations in quarterly operating results, particularly in cases where new product offerings cause customers to defer ordering products from Novellus' existing product lines. Novellus' results of operations also could be affected by new product announcements and releases by Novellus' competitors, the volume, mix and timing of orders received during a period, availability and pricing of key components, fluctuations in foreign exchange rates, and conditions in the semiconductor equipment industry. Novellus' operating results also fluctuate based on gross profit realized on system sales. Gross profit as a percentage of net sales may vary based on a variety of factors, including the mix and average selling prices of products sold and costs to manufacture upgrades and customize systems. Because Novellus' operating expenses are based on anticipated net sales levels, and a high percentage of those expenses are relatively fixed, a variation in the timing of recognition of net sales and the level of gross profit from a single transaction can cause material variations in operating results from quarter to quarter.

BENEFITS OF NOVELLUS' ACQUISITION OF GASONICS MAY NOT BE REALIZED

The integration of Novellus and GaSonics will be a complex, time consuming and expensive process and may disrupt Novellus' and GaSonics' businesses if not completed in a timely and efficient manner. The challenges involved in this integration include the following: satisfying the needs of the combined company's customers in a timely and efficient manner and maintaining GaSonics' and Novellus' key customer relationships; persuading employees that Novellus' and GaSonics' business cultures are compatible and retaining the combined company's key management, marketing, customer support and technical personnel; maintaining management's ability to focus on anticipating, responding to or utilizing changing technologies in the semiconductor industry; combining GaSonics' product offerings and technologies with Novellus' product offerings and technologies effectively and quickly and coordinating research and development activities to enhance introduction of new products and technologies; maintaining GaSonics' key supplier relationships; and introduction of new technologies by competitors to the marketplace which reduce GaSonics' market share prior to the successful integration of the two companies. It is not certain that Novellus and GaSonics can be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. Failure to do so could materially harm the business and operating results of the combined company. Also, neither Novellus nor GaSonics can assure you that the growth rate of the combined company will equal the historical growth rates experienced by Novellus and GaSonics. Novellus and GaSonics employees may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or executed. This may adversely affect the combined company's ability to attract and retain key management, marketing, sales, customer support and technical personnel, which could harm the combined company. The combined entity may incur charges to operations, which are not currently reasonably estimable, in the first quarter of 2001 (the quarter in which the merger is completed) or the following quarters, to reflect costs associated with integrating the two companies. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

A LARGE PORTION OF NOVELLUS' NET SALES IS DERIVED FROM SALES TO A FEW CUSTOMERS

Historically, Novellus has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to Novellus' ten largest customers in 2000, 1999 and 1998 accounted for 56%, 65% and 57% of net sales, respectively. Novellus expects that sales of its products to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future. None of Novellus' customers have entered into a long-term agreement requiring them to purchase Novellus' products. Novellus believes that sales to certain of its customers will decrease in the near future as those customers complete current purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising Novellus' largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect Novellus' business, financial condition and results of operations. In addition, sales of Novellus' systems depend in significant part upon the decision of a prospective customer to increase manufacturing capacity or to expand current manufacturing capacity, both of which typically involve a significant capital commitment. Novellus has from time to time experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, Novellus' systems typically have a lengthy sales cycle during which Novellus may expend substantial funds and management effort with no guarantee that Novellus will sell a particular system.

NOVELLUS' INDUSTRY IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY

The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. Novellus' ability to remain competitive in this market depends in part upon Novellus' ability to develop new and enhanced systems and to introduce these systems at competitive prices and on a timely and cost-effective basis. Accordingly, Novellus devotes a significant portion of its personnel and financial resources to research and development programs and seek to maintain close relationships with its customers to remain responsive to their product needs. Novellus' current research and development efforts are directed at development of new systems and processes and improving existing system capabilities. Novellus is focusing its research and development efforts on additional Concept Two modules, advanced PVD systems, advanced gap fill technology, primary conductor metals, low-K dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300mm wafers. There is no assurance that Novellus' research and programs will allow Novellus to remain responsive to its customers' product needs or that Novellus' current or new customers will buy its new products.

RESEARCH AND DEVELOPMENT EXPENDITURES REPRESENT A SUBSTANTIAL PORTION OF NOVELLUS' NET SALES

Novellus' expenditures for research and development during 2000, 1999 and 1998 were $178.3 million, $119.7 million and $106.5 million, respectively, or approximately 15%, 20%, and 21% of net sales, respectively. Novellus expects in future years that research and development expenditures will continue to represent a substantial percentage of its net sales. Novellus' success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. There can be no assurance that Novellus will be successful in selecting, developing, manufacturing and marketing new products or in enhancing its existing products. As is typical in the semiconductor capital equipment market, Novellus has experienced delays from time to time in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. Novellus' inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume in a timely manner would materially adversely affect Novellus' business, financial condition and results of operations. In addition, Novellus may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product's life cycle. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense may result. Any of these events could materially adversely affect Novellus' business, financial condition and results of operations.

NOVELLUS' INTELLECTUAL PROPERTY IS CRITICAL TO THE SUCCESS OF ITS BUSINESS

Novellus intends to continue to pursue the legal protection of its technology primarily through patent and trade secret protection. Novellus currently holds over 100 patents and intends to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect Novellus' technology. While Novellus intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by Novellus will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to Novellus. Novellus also relies on trade secrets and proprietary technology that it seeks to protect, in part, through Novellus' confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that Novellus will have adequate remedies for any breach, or that Novellus' trade secrets will not otherwise become known to or independently developed by others. There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. Novellus is currently involved in such litigation (see Item 3. Legal Proceedings). Except as set forth in "Item 3. Legal Proceedings," Novellus is not aware of any claim of infringement by Novellus' products of any patent or proprietary rights of others, however, Novellus could become involved in additional litigation in the future. Although Novellus does not believe the outcome of the current litigation will have a material impact on its business, financial condition or results of operations, no assurances can be given that this litigation or future litigation will not have such an impact. In addition to the current litigation, Novellus' operations, including the further commercialization of Novellus' products, could provoke additional claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to Novellus, to protect trade secrets or know-how owned by Novellus or to defend Novellus against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by Novellus, which by itself could have a material adverse effect on Novellus' financial condition and operating results. Further, adverse determinations in such litigation could result in Novellus' loss of proprietary rights, subject Novellus to significant liabilities to third parties, require Novellus to seek licenses from third parties or prevent Novellus from manufacturing or selling its products, any of which could have a material adverse effect on Novellus' business, financial condition and results of operations.

NOVELLUS IS SUSCEPTIBLE TO SUPPLY SHORTAGES

Novellus uses numerous suppliers to supply parts, components and sub-assemblies for the manufacture and support of its products. Although Novellus makes reasonable efforts to ensure that such parts are available from multiple suppliers, this is not always possible. Accordingly, Novellus obtains certain key parts from a single supplier or a limited group of suppliers. These suppliers are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from Novellus and/or a small group of other companies in the semiconductor industry. Although Novellus seeks to reduce its dependence on these limited source suppliers, disruption or termination of certain of these sources could occur and such disruptions could have at least a temporary adverse effect on Novellus' operations. Moreover, a prolonged inability to obtain certain components could have a material adverse effect on Novellus' business, financial condition and results of operations and could result in damage to its customer relationships.

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

Euro Conversion. On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. As of that date, the Euro traded on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, non-cash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or legacy currency. Between January 1, 1999 and January 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border transparency. Novellus is assessing its pricing/marketing strategy in an effort to insure that it remains competitive in a broader European market. Novellus is also assessing its information technology systems in an effort to allow for transactions to take place in both legacy currencies and the Euro with the eventual elimination of the legacy currencies, and is reviewing whether certain existing contracts will need to be modified. Novellus' currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro.

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

The Company has no cash flow exposure due to rate changes for cash equivalents and short-term investments, as all of these investments are at fixed interest rates. The Company's short-term borrowing is at a fixed interest rate. Short-term borrowing is used by the Company's Japanese subsidiary for general corporate purposes, including capital expenditures and working capital needs.

The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and debt obligations and the fair value of each as of December 31, 2000 and 2001.


                                                                                                                  FAIR VALUE
                                                                                                                  DECEMBER 31,
IN THOUSANDS                        2001        2002       2003      2004     2005    THEREAFTER      TOTAL          2000
                                 ---------------------------------------------------------------------------------------------
Assets
Cash equivalents                  $570,678       --         --        --       --         --        $570,678        $570,678
     Average interest rate          6.52%        --         --        --       --         --          6.52%
Short-term investments            $581,436       --         --        --       --         --        $581,436        $581,436
     Average interest rate          6.28%        --         --        --       --         --          6.28%
Total investment securities      $1,152,114      --         --        --       --         --       $1,152,114     $1,152,114
     Average interest rate          6.40%        --         --        --       --         --          6.40%
Short-term borrowing               $16,056       --         --        --       --         --         $16,056         $16,056
     Average interest rate          0.86%        --         --        --       --         --          0.86%


                                                                                                           FAIR VALUE
                                                                                                          DECEMBER 31,
IN THOUSANDS                        2000       2001     2002    2003     2004    THEREAFTER    TOTAL         1999
                                 -------------------------------------------------------------------------------------
Assets
Cash equivalents                  $181,568      --       --      --       --         --      $181,568       $181,568
     Average interest rate          6.17%       --       --      --       --         --        6.17%
Short-term investments            $203,689      --       --      --       --         --      $203,689       $203,689
     Average interest rate          5.70%       --       --      --       --         --        5.70%
Total investment securities      $385,257       --       --      --       --         --     $385,257        $385,257
     Average interest rate          5.92%       --       --      --       --         --        5.92%
Short-term borrowing               $13,521      --       --      --       --         --       $13,521        $13,521
     Average interest rate          1.14%       --       --      --       --         --        1.14%


The Company has lease agreements on several properties. The agreements are for five years with interest rates that approximate the London Interbank Offering Rate (LIBOR). At current interest rates, the annual lease payments total approximately $21.0 million as of December 31, 2000 and $16.9 million as of December 31, 1999.

Foreign Currency Risk. The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in countries in Asia and Europe. During 2000 and 1999, the Company employed a foreign currency hedging program utilizing foreign currency forward exchange contracts and certain foreign currency denominated balance sheet positions. Under this program, increases or decreases in currency commitments and balance sheet positions, as translated into U.S. dollars, are primarily offset by realized gains and losses on the hedging instruments. The goal of the hedging program is to economically guarantee or lock in exchange rates on the Company's foreign currency cash outflows and to minimize the impact to the Company of foreign currency fluctuations. The Company does not use foreign currency forward exchange contracts for speculative or trading purposes.

Under the hedging program, all foreign currency contracts are marked-to-market and realized and unrealized gains and losses are included as a component of other income and expense. The following table provides information as of December 31, 2000 about the Company's derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in the Company's financial statements. The table presents the notional amounts (at the contract exchange rates), the weighted average contractual foreign currency exchange rates, and the estimated fair value of those contracts.


DECEMBER 31, 2000                                               NOTIONAL             AVERAGE             ESTIMATED
IN THOUSANDS, EXCEPT FOR AVERAGE CONTRACT RATE                   AMOUNT           CONTRACT RATE          FAIR VALUE
----------------------------------------------                ------------------------------------------------------
Foreign currency forward exchange contracts:
       Japanese yen                                             $149,916              103.94              $10,827
       British pound                                                 (27)               0.68                   --
       French franc                                                 (275)               7.21                   (6)
       Irish punt                                                   (152)               0.87                   (3)
       German mark                                                   (28)               2.15                   (1)
       Dutch guilder                                                (190)               2.42                   (4)
       Singapore dollar                                             (231)               1.72                   (2)
       Taiwan dollar                                              (5,556)              33.13                   13
       Korean won                                                 (4,899)           1,221.00                   75
                                                              ------------------------------------------------------
                                                                $138,558                                  $10,899


DECEMBER 31, 1999                                        NOTIONAL             AVERAGE             ESTIMATED
IN THOUSANDS, EXCEPT FOR AVERAGE CONTRACT RATE            AMOUNT           CONTRACT RATE          FAIR VALUE
----------------------------------------------         ------------------------------------------------------
Foreign currency forward exchange contracts:
       Japanese yen                                      $ 38,888              103.19            $  (1,424)
       British pound                                       (1,085)               0.62                   (2)
       French franc                                           (13)               6.41                   --
       Irish punt                                            (104)               0.77                   (2)
       German mark                                             80                1.91                    1
       Dutch guilder                                          (95)               2.15                   (1)
       Singapore dollar                                      (474)               1.66                   (1)
       Taiwan dollar                                       (4,407)              31.18                   (3)
                                                       ------------------------------------------------------
                                                         $ 32,790                                $  (1,432)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             NOVELLUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


YEAR ENDED DECEMBER 31,                                            2000            1999            1998
----------------------------------------------------------------------------------------------------------
Net sales                                                      $ 1,173,731       $ 592,741       $ 518,778
Cost of sales                                                      516,516         271,710         237,913
                                                               -----------       ---------       ---------
Gross profit                                                       657,215         321,031         280,865
Operating expenses:
       Selling, general and administrative                         191,045         101,027          95,407
       Research and development                                    178,260         119,667         106,510
                                                               -----------       ---------       ---------
Total operating expenses                                           369,305         220,694         201,917
                                                               -----------       ---------       ---------
Operating income                                                   287,910         100,337          78,948
Interest:
       Income                                                       56,015          15,656           5,968
       Expense                                                      (2,335)         (1,703)         (4,869)
                                                               -----------       ---------       ---------
Net interest income                                                 53,680          13,953           1,099
                                                               -----------       ---------       ---------
Income before provision for income taxes and                       341,590         114,290          80,047
cumulative effect of a change in accounting principle
Provision for income taxes                                         105,893          37,716          27,219
                                                               -----------       ---------       ---------
Income before cumulative effect of a change in
accounting principle                                               235,697          76,574          52,828
Cumulative effect of change in accounting principle,
net of tax                                                         (84,632)             --              --
                                                               ===========       =========       =========
Net income                                                     $   151,065       $  76,574       $  52,828
                                                               ===========       =========       =========
Net income per share:
   Basic
      Income before cumulative effect of change in
      accounting principle                                     $      1.85       $    0.67       $    0.52
      Cumulative effect of change in accounting principle      $     (0.67)             --              --
                                                               ===========       =========       =========
      Basic net income per share                               $      1.18       $    0.67       $    0.52
                                                               ===========       =========       =========
   Diluted
      Income before cumulative effect of change in
      accounting principle                                     $      1.75       $    0.64       $    0.50
      Cumulative effect of change in accounting principle      $     (0.63)             --              --
                                                               ===========       =========       =========
      Diluted net income per share                             $      1.12       $    0.64       $    0.50

                                                               ===========       =========       =========
Shares used in basic per share calculations                        127,731         114,817         102,106
                                                               ===========       =========       =========
Shares used in diluted per share calculations                      135,109         120,097         104,961
                                                               ===========       =========       =========
Pro forma amounts with the change in accounting principle
related to revenue applied retroactively (unaudited):
       Net revenues                                            $ 1,173,731       $ 520,093               *
       Net income                                              $   235,697          47,691               *
       Net income per share:
                  Basic                                        $      1.85       $    0.42               *
                  Diluted                                      $      1.75       $    0.40               *

* Data is not available in sufficient detail to provide pro forma information for this year.

See accompanying notes.

                             NOVELLUS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


DECEMBER 31,                                                          2000           1999
-------------------------------------------------------------------------------------------
ASSETS
Current assets:
       Cash and cash equivalents                                 $   570,678       $181,568
       Short-term investments                                        581,436        203,689
       Accounts receivable, net of allowance for doubtful
           accounts of $4,801 in 2000 and $3,721 in 1999             366,224        213,678
       Inventories                                                   177,561        103,883
       Deferred tax assets, net                                      122,704         24,521
       Prepaid and other current assets                                8,682          5,327
                                                                 -----------       --------
Total current assets                                               1,827,285        732,666

Property and equipment:
       Machinery and equipment                                       184,422        138,518
       Furniture and fixtures                                         10,252          9,335
       Leasehold improvements                                         56,485         54,349
           Land                                                        8,782             --
                                                                 -----------       --------
                                                                     259,941        202,202
Less accumulated depreciation and amortization                       123,781         95,423
                                                                 -----------       --------
                                                                     136,160        106,779
Long-term deferred tax assets                                             --         11,770
Other assets                                                          52,027         58,714
                                                                 -----------       --------
Total assets                                                     $ 2,015,472       $909,929
                                                                 ===========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                          $   109,504       $ 43,438
       Accrued payroll and related expenses                           62,429         19,367
       Accrued warranty                                               46,224         20,083
       Other accrued liabilities                                      34,939         31,150
       Income taxes payable                                           49,715         12,671
       Deferred profit                                               185,893             --
       Current obligations under lines of credit                      16,056         13,521
                                                                 -----------       --------
Total current liabilities                                            504,760        140,230

Commitments and contingencies

Shareholders' equity:
       Preferred stock, no par value;
           Authorized shares -- 60,000
           Issued and outstanding shares -- none                          --             --
       Common stock, no par value;
           Authorized shares -- 240,000
           Issued and outstanding shares -- 131,507 in 2000
             and 119,064 in 1999                                   1,095,470        490,587
       Retained earnings                                             427,707        277,671
       Accumulated other comprehensive income (loss)                 (12,465)         1,441
                                                                 -----------       --------
Total shareholders' equity                                         1,510,712        769,699
                                                                 ===========       ========
Total liabilities and shareholders' equity                       $ 2,015,472       $909,929
                                                                 ===========       ========

See accompanying notes.

                             NOVELLUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


YEAR ENDED DECEMBER 31,                                                        2000            1999            1998
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                $   151,065       $  76,574       $ 52,828
Adjustments to reconcile net income to net cash
       provided by operating activities:
           Cumulative effect of accounting change, net of tax benefit          84,632              --             --
           Depreciation and amortization                                       40,142          29,832         23,839
           Deferred compensation                                                1,780              --             --
           Deferred income taxes                                              (40,842)          2,228         13,220
           Changes in operating assets and liabilities:
               Accounts receivable                                           (152,546)        (40,314)       (39,439)
               Inventories                                                    (75,536)        (32,812)        12,895
               Prepaid and other current assets                                (3,355)           (640)         9,934
               Accounts payable                                                66,066          12,472          8,101
               Accrued payroll and related expenses                            43,062           6,229         (7,494)
               Accrued warranty                                                26,141          (5,789)       (11,964)
               Deferred profit                                                 55,690              --             --
               Other accrued liabilities                                        3,789           7,430        (10,594)
               Income taxes payable                                            37,044           7,879          4,792
               Income tax benefits from employee stock plans                   40,247          20,544          4,728
                                                                          -----------       ---------       --------
Total adjustments                                                             126,314           7,059          8,018
                                                                          -----------       ---------       --------
Net cash provided by operating activities                                     277,379          83,633         60,846
                                                                          -----------       ---------       --------
INVESTING ACTIVITIES
Purchases of available-for-sale securities                                 (1,165,769)       (407,472)       (67,457)
Proceeds from the sale and maturity of available-for-sale securities          777,832         253,377         56,687
Capital expenditures                                                          (68,464)        (28,794)       (36,092)
(Increase) decrease in other assets                                             3,771         (29,354)       (10,296)
                                                                          -----------       ---------       --------
Net cash used in investing activities                                        (452,630)       (212,243)       (57,158)
                                                                          -----------       ---------       --------
FINANCING ACTIVITIES
Proceeds  from lines of credit, net                                             2,535             535          1,334
Repayment under long-term debt                                                     --         (65,000)            --
Proceeds from common stock offering, net                                      526,265         255,133             --
Common stock issued                                                            36,720          38,839         17,288
Common stock repurchased                                                       (1,159)           (553)          (351)
                                                                          -----------       ---------       --------
Net cash provided by financing activities                                     564,361         228,954         18,271
                                                                          -----------       ---------       --------
Net increase  in cash and cash equivalents                                    389,110         100,344         21,959
Cash and cash equivalents at the beginning of the year                        181,568          81,224         59,265
                                                                          -----------       ---------       --------
Cash and cash equivalents at the end of the year                          $   570,678       $ 181,568       $ 81,224
                                                                          ===========       =========       ========
Supplemental disclosures:
Cash paid during the year for:
       Interest                                                           $     2,335       $   1,703       $  4,876
       Income taxes                                                       $    68,373       $   1,399       $  4,693

See accompanying notes.

                             NOVELLUS SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                      ACCUMULATED
                                                                                                          OTHER          TOTAL
                                                                COMMON STOCK              RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                                           SHARES           AMOUNT        EARNINGS    INCOME (LOSS)      EQUITY
                                                          -------------------------------------------------------------------------
Balance at January 1, 1998                                 101,157      $   154,167      $ 149,061      $ (2,227)     $   301,001
      Shares issued under employee compensation plans        2,367           17,288             --            --           17,288
      Income tax benefits realized from activity
         in employee stock plans                                --            4,728             --            --            4,728

      Net loss                                                  --               --         52,828            --           52,828
      Cumulative translation adjustment                         --               --             --           (29)             (29)
                                                                                                                      -----------
      Comprehensive loss                                        --               --             --            --           52,799
                                                                                                                      -----------

      Common stock repurchased                                 (27)             (43)          (308)           --             (351)
                                                          --------      -----------      ---------      --------      -----------
Balance at December 31, 1998                               103,497          176,140        201,581        (2,256)         375,465
      Proceeds from common stock offering, net              11,580          255,133             --            --          255,133
      Shares issued under employee compensation plans        4,005           38,839             --            --           38,839
      Income tax benefits realized from activity
         in employee stock plans                                --           20,544             --            --           20,544

      Net income                                                --               --         76,574            --           76,574
      Cumulative translation adjustment                         --               --             --         3,697            3,697
                                                                                                                      -----------
      Comprehensive income                                      --               --             --            --           80,271
                                                                                                                      -----------

      Common stock repurchased                                 (18)             (69)          (484)           --             (553)
                                                          --------      -----------      ---------      --------      -----------
Balance at December 31, 1999                               119,064          490,587        277,671         1,441          769,699
      Proceeds from common stock offering, net               9,047          526,265             --            --          526,265
      Shares issued under employee compensation plans        3,209           36,721             --            --           36,721
      Issuance of restricted stock                             219               --             --            --               --
      Amortization of deferred compensation net
           of cancellations of restricted stock                (12)           1,780             --            --            1,780
       Income tax benefits realized from activity
           in employee stock plans                              --           40,247             --            --           40,247

      Net income                                                --               --        151,065            --          151,065
      Net change in unrealized loss on available
          for sale securities                                                                            (10,190)         (10,190)
       Cumulative translation adjustment                        --               --             --        (3,716)          (3,716)
                                                                                                                      -----------
       Comprehensive income                                     --               --             --            --          137,159
                                                                                                                      -----------
       Common stock repurchased                                (20)            (130)        (1,029)           --           (1,159)
                                                          --------      -----------      ---------      --------      -----------
Balance at December 31, 2000                               131,507      $ 1,095,470      $ 427,707      $(12,465)     $ 1,510,712
                                                          ========      ===========      =========      ========      ===========

See accompanying notes.

                             NOVELLUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 BUSINESS AND NATURE OF OPERATIONS

NATURE OF OPERATIONS

Novellus Systems, Inc. (the Company) manufactures, markets and services high productivity deposition systems (CVD, PVD, and electrofill) used in the fabrication of integrated circuits. CVD systems employ a chemical plasma to deposit all of the dielectric (insulating) layers and certain of the conductive metal layers on the surface of a semiconductor wafer. PVD systems are used to deposit conductive metal layers by sputtering metallic atoms from the surface of a target source via high DC power. Electrofill systems are used for depositing copper conductive layers in a dual damascene design architecture using a plating bath solution. The overall growth in the semiconductor industry and the increasing number of layers used in complex integrated circuits have led to demand for advanced deposition equipment. The Company's products are able to provide simultaneous solutions to productivity and wafer quality problems facing the worldwide semiconductor manufacturing industry.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the 2000 presentation.

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

REVENUE RECOGNITION

The Company changed its revenue recognition policy effective January 1, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable and collectibility is reasonably assured. Certain of the Company's product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes equipment revenue upon shipment and transfer of title, with the remainder when it becomes due (generally upon acceptance). All other product sales with customer acceptance provisions are recognized upon customer acceptance. Revenue related to spare part sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and included in accrued liabilities.

In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $84.6 million (after reduction for income taxes of $45.8 million), or ($0.63) per share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The decrease to net income before the cumulative effect of the accounting change as a result of the adoption of SAB 101 was a decrease of $87.1 million or ($0.68) per diluted share for fiscal year 2000.

The deferred profit balance as of January 1, 2000 was $221.7 million. This amount is comprised of equipment that was shipped and previously recorded as revenue but had not been accepted or did not qualify for multiple-element accounting as of December 31, 1999. In addition to deferred revenue, deferred profit includes deferred amounts related to cost of sales. Of the $221.7 million in deferred profit, $212.6 million was recognized as revenue in fiscal 2000. The pro forma amounts presented in the income statement were calculated assuming the accounting change was retroactive to prior periods. For periods prior to 1999, data was not available to provide pro-forma information.

Prior to 2000, the Company's revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.

WARRANTY AND INSTALLATION

The Company generally warrants its systems for a period of 24 months from shipment for material and labor to repair and service the system. A provision for the estimated cost of installation and warranty is recorded when the revenue is recognized.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with insignificant interest rate risk and maturities of ninety days or less to be cash equivalents.

SHORT-TERM INVESTMENTS

The Company classifies its marketable securities as available-for-sale in accordance with the provisions of the Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss). Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income or expense. Interest on all securities is included in interest income.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following at December 31 (in thousands):

                                   2000          1999
                               ----------------------
Purchased and spare parts      $122,898      $ 71,688
Work-in-process                  46,462        29,621
Finished goods                    8,201         2,574
                               --------      --------
                               $177,561      $103,883
                               ========      ========


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided mainly on the straight-line method over the following useful lives:

Machinery and equipment           3-5 years
Furniture and fixtures            3-5 years
Leasehold improvements            Shorter of useful life or remaining lease term

FOREIGN CURRENCY ACCOUNTING

The local currency is the functional currency for all foreign operations. Accordingly, translation gains or losses related to the foreign subsidiaries' financial statements are included as a component of accumulated other comprehensive income (loss).

FORWARD FOREIGN EXCHANGE CONTRACTS

The Company enters into forward foreign exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. Dollars recorded by its Japanese subsidiary. The Company also enters into forward foreign exchange contracts to buy and sell foreign currencies as economic hedges of the parent's intercompany balances denominated in a currency other than the U.S. Dollar. In 2000 and 1999, these hedging contracts were denominated primarily in the Japanese Yen. The maturities of all the forward foreign exchange contracts are generally short-term in nature. Because the impact of movements in currency exchange rates on forward foreign exchange contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. All foreign currency contracts are marked-to-market and realized and unrealized gains and losses are included as a component of other income and expense. Net foreign currency gains and losses have not been significant.

EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effect of employee stock options. Diluted earnings per share includes the dilutive effect of employee stock options.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                            2000           1999         1998
                                                          ------------------------------------
Numerator:
    Net income                                            $151,065      $ 76,574      $ 52,828

Denominator:
    Denominator for basic earnings per
        share -- weighted-average shares outstanding       127,731       114,817       102,106

    Employee stock options                                   7,378         5,280         2,855
                                                          --------      --------      --------
Denominator for diluted earnings per
    share -- adjusted weighted-average shares
    Outstanding                                            135,109       120,097       104,961
                                                          ========      ========      ========
Basic earnings per share                                  $   1.18      $   0.67      $   0.52
                                                          ========      ========      ========
Diluted earnings per share                                $   1.12      $   0.64      $   0.50
                                                          ========      ========      ========

Options to purchase 485,000, 261,000 and 2,472,000 shares of common stock at weighted-average prices of $22.19, $25.52 and $14.74 per share were outstanding during 2000, 1999 and 1998, respectively, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses for 2000, 1999, and 1998 were $9.3 million, $4.9 million and $6.1 million, respectively.

CONCENTRATION OF CREDIT RISK

The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, short-term investments, accounts receivable, and financial instruments used in hedging activities. The Company invests its cash in cash deposits, money market funds, commercial paper, certificates of deposit, readily marketable debt securities, or medium term notes. The Company places its investments with high-credit-quality financial institutions and limits the credit exposure from any one financial institution or instrument. To date, the Company has not experienced significant losses on these investments. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. As a result of the economic difficulties within certain Asian countries, the Company has increased sales subject to extended payment terms within this region. The Company has an exposure to nonperformance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not believe there is a significant risk of nonperformance by these counterparties because the Company continuously monitors its positions and the credit ratings of such counterparties and the amount of contracts it enters into with any one party. However, there can be no assurance that there will be no significant nonperformance by these counterparties and that this would not materially adversely affect the Company's business, financial condition, and results of operations.

OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of related tax is as follows (in thousands):

                                                                  DECEMBER 31,
                                                      -------------------------------------
                                                        2000           1999          1998
                                                      -------------------------------------
Foreign currency translation adjustment               $ (2,275)      $ 1,441       $(2,256)
Unrealized loss on available-for-sale securities       (10,190)           --            --
                                                      ========       =======       =======
                                                      $(12,465)      $ 1,441       $(2,256)
                                                      ========       =======       =======

EMPLOYEE STOCK PLANS

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company accounts for stock-based employee compensation arrangements under the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosures of net income and earning per share as if the fair value method prescribed by SFAS No. 123 had been applied in measuring employee compensation expense. See Notes to the Consolidated Financial Statements -- Note 7 "Employee Benefit Plans".

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including forward exchange contracts, and hedging activities. SFAS No. 133, as amended by SFAS 137 and SFAS 138, is now effective for fiscal years beginning after June 15, 2000 and, therefore, the Company adopted this accounting standard effective January 1, 2001. The impact of the adoption of SFAS No. 133 was not significant.

NOTE 2 FINANCIAL INSTRUMENTS

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

As part of the Company's asset and liability management, the Company enters into various types of transactions that involve financial instruments with off-balance sheet risk. The Company enters into foreign forward exchange contracts in order to manage foreign exchange risk. The notional amounts, carrying amounts, and estimated fair values of the Company's foreign currency forward exchange contracts are as follows at December 31 (in thousands):

                                                          2000                                          1999
                                        ----------------------------------------------------------------------------------------
                                          NOTIONAL      CARRYING     ESTIMATED       NOTIONAL         CARRYING      ESTIMATED
                                           AMOUNT        AMOUNT      FAIR VALUE       AMOUNT           AMOUNT       FAIR VALUE
                                        ----------------------------------------------------------------------------------------
Sell foreign currency, primarily yen      $138,558         --         $10,899         $32,790            --          ($1,432)

The fair value of the Company's foreign forward exchange contracts are calculated based on quoted market prices or pricing models using current market rates at the end of December 31, 2000 and 1999, respectively.

AVAILABLE-FOR-SALE SECURITIES

The following table presents the estimated fair value of the Company's investments by balance sheet classification at December 31 (in thousands):

                                                              2000           1999
                                                           ------------------------
Institutional money market funds                           $  281,544      $ 64,988
Commercial paper                                              266,152       116,580
Eurodollar Time Deposits                                        8,000            --
U.S. Government Agencies                                       14,982            --
                                                           ----------      --------
        Amounts included in cash and cash equivalents         570,678       181,568
                                                           ----------      --------
Certificates of deposits                                           --        17,992
Tax-Exempt Auction Rate Notes                                  85,700            --
Corporate securities                                           48,585        38,415
Commercial paper                                              447,151       132,290
U.S. Government Agencies                                           --        14,992
                                                           ----------      --------
        Amounts included in short-term investments            581,436       203,689
                                                           ----------      --------
        Total available-for-sale securities                $1,152,114      $385,257
                                                           ==========      ========

As of December 31, 2000, the Company held equity securities with a cost basis of $16.2 million which had an associated unrealized loss of $10.2 million. These securities are classified in the corporate securities line in the fair market value table above. Unrealized gains (losses) on all other securities as of December 31, 2000 and in total as of December 31, 1999 were not significant.

Realized gains and losses on sales of available for sale securities for the years ended December 31, 2000, 1999, and 1998 were not significant. All debt securities held at December 31, 2000 are due in less than one year.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The carrying and estimated fair values of the Company's other financial instruments were as follows at December 31 (in thousands):

                                                       2000                        1999
                                              -----------------------------------------------------
                                               Carrying     Estimated      Carrying      Estimated
                                                 Value      Fair Value       Value       Fair Value
                                              -----------------------------------------------------
Cash and cash equivalents                      $570,678      $570,678      $181,568      $181,568
Current obligations under lines of credit      $ 16,056      $ 16,056      $ 13,521      $ 13,521

The fair values of the Company's short-term investments are based on quoted market prices as of December 31, 2000 and 1999. The fair value of the Company's obligations under lines of credit are based on current rates offered to the Company for similar debt instruments of the same remaining maturities.


NOTE 3 LINES OF CREDIT

The Company has lines of credit with three banks, which expire at various dates through May 2001 under which the Company can borrow up to $33.9 million at the banks' prime rates (0.67%, 0.89% and 1.16% at December 31, 2000). This facility is available to the Company's Japanese subsidiary, Nippon Novellus Systems K.K. Borrowings by the subsidiary are at the banks' offshore reference rate. At December 31, 2000 and 1999, amounts outstanding were $16.1 million and $13.5 million respectively, at annual weighted average interest rates of 0.86% and 1.14%, respectively. All borrowings under the line of credit were by Nippon Novellus.


NOTE 4 LONG TERM DEBT

In June 1997, the Company entered into a five year, $125.0 million, Senior Credit Facility structured as an unsecured revolving credit line. The credit line expires in June 2002. Borrowings, at the option of the Company, bear interest at either a base rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin for interest periods of one to six months. As of December 31, 2000 and 1999 there were no outstanding borrowings.

The credit facility contains certain financial restrictive covenants including a restriction from paying dividends. At December 31, 2000, the Company was in compliance with these covenants.


NOTE 5 LITIGATION

APPLIED LITIGATION

On July 7, 1997, prior to the consummation of the purchase of the Thin Film Systems Business ("TFS") of Varian Associates ("Varian"), Applied Materials, Inc. ("Applied") filed a complaint (the "Applied Complaint") against Varian in the United States District Court for the Northern District of California, San Jose Division, Civil Action No. C-97-20523 RMW, alleging, among other things, infringement by Varian (including the making, using, selling and/or offering for sale of certain products and systems made by TFS) of United States Patent Nos. 5,171,412; 5,186,718; 5,496,455 and 5,540,821 (the "Applied Patents"), which patents are owned by Applied.

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

In addition to a request for a permanent injunction against further infringement, the Applied Complaint and Applied's counterclaims to the Company Complaint include requests for damages for alleged prior infringement and treble damages for alleged "willful" infringement. In connection with the consummation of the TFS purchase,

Varian agreed, under certain circumstances, to reimburse the Company for certain of its legal and other expenses in connection with the defense and prosecution of this litigation, and to indemnify the Company for a portion of any losses incurred by the Company arising from this litigation (including losses resulting from a permanent injunction). The Company and Varian believe that there are meritorious defenses to Applied's allegations, including among other things, that the Company's operations (including TFS products and systems) do not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. However, the resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. Although the Company believes that the ultimate outcome of the dispute with Applied will not have a material adverse effect on the Company's business, financial condition, or results of operations (taking into account both the defenses available to the Company and Varian's reimbursement and indemnity obligations), there can be no assurances that Applied will not ultimately prevail in this dispute and that, in such an event, Varian's reimbursement and indemnity obligations will not be sufficient to fully reimburse the Company for its losses. If Applied were to prevail in this dispute, it could have a material adverse effect on the Company's business, financial condition or results of operations.

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

On September 10, 1999, the Company filed a motion for summary judgment that claims 1, 2 and 8 of its U.S. Patent No. 5,314,597 are not invalid over the prior art asserted against it by Applied. On September 29, 1999, Applied filed a counter-motion for summary judgment that these claims are invalid based on the on-sale bar. On December 7, 1999, the Court entered an order granting the Company's motion and denying Applied's motion.

On November 4, 1999, Applied moved for leave of Court to amend its prior art chart with respect to the Company's U.S. Patent No. 5,314,597. On February 15, 2000, the Court granted Applied's motion. On October 4, 2000, the Court entered an order denying the Company's motion for reconsideration of this order.

On December 17, 1999, the Company and Varian moved for summary judgment that certain claims of Applied's U.S. Patent No. 5,171,412 were invalid as anticipated or obvious over the prior art. On March 16, 2000, the Court granted this motion in part, and deferred ruling in part.

On December 23, 1999, the Company moved for summary judgment that its U.S. Patent No. 5,635,036 is not invalid as obvious over the prior art. On March 20, 2000, the Court denied the Company's motion without prejudice.

On January 14, 2000, Applied withdrew its U.S. Patent No. 5,496,455 from the lawsuits against the Company and Varian.

On February 4, 2000, Applied filed a motion for summary judgment that claims 10, 11 and 13 of the Company's U.S. Patent No. 5,314,597 are invalid over the prior art. On March 10, 2000, the Company filed an opposition and cross-moved for leave to amend its claim chart to withdraw these claims. On April 5, 2000, the Court issued an order denying Applied's motion as moot and granting the Company's motion.

On March 31, 2000, the Company filed a renewed motion for partial summary judgment that its U.S. Patent No. 5,635,036 is not invalid as obvious over the prior art. On January 3, 2001, the Court entered an order in response to this motion tentatively amending certain claim constructions and requesting additional briefing.

On July 28, 2000, Applied filed a motion for summary judgment of non-infringement of the Company's U.S. Patent No. 5,330,628. On October 20, 2000, the Company filed a non-opposition to that motion, pending appeal of the Court's claim construction. The Company also cross-moved for the Court to dismiss Applied's allegations that the '628 patent was invalid or unenforceable. On November 20, 2000, the Court entered an order granting both motions.

On May 12, 2000, the Company and Varian moved for summary judgment that the Inova and MB2 do not infringe Applied's U.S. Patent No. 5,186,718. On August 8, 2000, the Court granted this motion with respect to the Inova. The Company's motion that the MB2 does not infringe the '718 patent is currently off calendar pending completion of discovery.

On August 18, 2000, Applied filed a motion for partial summary judgment that certain of its products did not infringe the Company's U.S. Patent No. 5,635,036. On October 24, the Court entered an order denying Applied's motion. The Court, in the same order, also allowed the Company to withdraw its assertion that certain Applied products infringed certain claims of its U.S. Patent No. 5,314,597.

On or about September 25, 2000, Varian and Applied executed a "License and Settlement Agreement." On September 29, 2000, Varian and Applied filed a Stipulated Dismissal with Prejudice with the Court that reciprocally dismisses all causes of action that Varian and Applied had asserted or could have asserted against one another in the litigation. In addition, Applied has stated, in its agreement with Varian, that it will release the Company from all claims that arose out of or relate to the litigation that relate to any infringement alleged with respect to the Inova, in the form as it existed as of the effective date of the Company's purchase of Varian's TFS division. The Stipulated Dismissal, however, expressly excludes the Company from the scope of any release.

On October 6, 2000, Applied filed a motion for summary judgment of noninfringement of the Company's U.S. Patent No. 5,314,597. On November 13, 2000, the Company filed an opposition to that motion, and cross-moved for summary judgment of infringement as to claims 1 and 8 of the '597 patent. These motions were orally argued on January 5, 2001 and are presently under submission.

On November 22, 2000, Applied filed a second motion for summary judgment that its accused products do not infringe the Company's U.S. Patent No. 5,635,036. This motion was orally argued on January 19, 2001 and is presently under submission.

SEMITOOL LITIGATION

On August 10, 1998, Semitool sued the Company for patent infringement in the United States District Court for the Northern District of California. Semitool alleges that the Company's SABRE(TM) and SABRE xT(TM) copper deposition systems infringe two Semitool patents, U.S. Patent No. 5,222,310, issued June 29, 1993, entitled "Single Wafer Processor with a Frame," and U.S. Patent No. 5,377,708, issued January 3, 1995, entitled "Multi-Station Semiconductor Processor with Volatilization." Semitool seeks an injunction against the Company's manufacture and sale of the SABRE(TM) and SABRE xT(TM) systems, and seeks damages for past infringement. Semitool also seeks trebled damages for alleged willful infringement. Semitool further seeks its attorneys' fees and costs, and interest on any judgement.

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

On May 15, 2000, Semitool filed a notice of appeal, appealing the Court's judgement to the United States Court of Appeals for the Federal Circuit. Semitool filed its opening brief on July 24, 2000. The Company filed its opening brief on October 3, 2000. Semitool filed its reply brief on November 3, 2000. Although the Company believes that the Court's order granting summary judgment of non-infringement was correct, and that the Company will prevail on appeal, there can be no assurances that the Company will prevail in its litigation against Semitool. If the Court's order is reversed on appeal, and if Semitool were to prevail against the Company following the appeal Complaint, it could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Plasma Physics has asserted U.S. Patent Nos. 4,226,897; 5,470,784, and 5,543,634 (the "'897, '784, and '634 patents," respectively). Plasma Physics seeks an injunction against the defendants' alleged infringement of the '784 and '634 patents (the '897 patent has expired). Plasma Physics also seeks trebled damages for alleged willful infringement. Plasma Physics further seeks its attorney's fees and costs, and interest on any judgement.

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

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Although the Company is not aware of any infringement by its products of any patents or proprietary rights of others except as claimed by Applied, Semitool, and Plasma Physics, further commercialization of the Company's products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.


NOTE 6 COMMITMENTS

The Company leases its facilities under operating leases that expire through 2006. As of December 31, 2000, the minimum annual rental commitments are as follows (in thousands):

   2001                                $  24,854
   2002                                  273,056
   2003                                   21,274
   2004                                    3,181
   2005                                    2,524
   Beyond                                 10,917
                                       ---------
                                         335,806
   Less future sublease
      Income                            (104,114)
                                       =========
                                       $ 231,692
                                       =========

Rent expense was approximately $16.7 million, $18.2 million, and $12.8 million for the years ended December 31, 2000, 1999, and 1998, respectively, net of sublease income of $8.1 million, $3.0 million and $2.1 million for the years ended December 31, 2000, 1999, and 1998, respectively.

The Company has lease agreements on twelve properties. The agreements are for five years each with the option to extend for an additional two years at an interest rate that approximates LIBOR. The lease terms expire at various dates beginning on June 2002 through August 2003. At current interest rates, the annual lease payments total approximately $20.2 million. During the terms of the leases, the Company may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable. The guaranteed residual amount under the lease agreements is approximately $274.5 million as of December 31, 2000. These leases contain certain restrictive financial covenants. The Company was in compliance with these covenants at December 31, 2000.

NOTE 7 EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OPTION PLANS

The Company grants options to employees under the 1992 Stock Option Plan ("the Plan"). Under the Plan, options to purchase up to 33.3 million shares of the Company's common stock may be granted at not less than fair market value. Options generally vest ratably over a four-year period on the anniversary date of the grant or as determined by the Board of Directors. Stock options expire ten years after date of grant. At December 31, 2000, approximately 4.0 million shares were reserved for future issuance under the Employee Stock Option Plan and options to purchase 6.2 million shares were exercisable at a weighted average exercise price of $14.88.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no expense has been recognized for options granted to employees under the Plan. Had compensation expense for the Company's plan been determined based on the fair value at the grant date for awards made subsequent to December 15, 1995, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                2000             1999             1998
                                            ---------------------------------------------
Net income as reported                      $   151,065      $    76,574      $    52,828
Pro forma net income                        $   107,628      $    57,359      $    38,196
Basic earnings per share as reported        $      1.18      $      0.67      $      0.52
Diluted earnings per share as reported      $      1.12      $      0.64      $      0.50
Pro forma basic earnings per share          $      0.84      $      0.50      $      0.37
Pro forma diluted earnings per share        $      0.79      $      0.48      $      0.36

In calculating pro forma compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants made in 2000, 1999 and 1998:

                               2000           1999           1998
                            ---------------------------------------
Dividend yield                   None           None           None
Expected volatility              0.83           0.72           0.63
Risk free interest rate          6.2%           5.6%           5.1%
Expected lives              3.3 years      3.4 years      3.2 years

The weighted average fair value of options granted during the year were $21.18, $12.67 and $6.44 for 2000, 1999 and 1998, respectively.

The pro forma net income and earnings per share listed above include expense related to the Company's Employee Stock Purchase Plans. SFAS 123 is applicable only to options granted subsequent to December 31,1995, therefore, the pro forma effect is not fully reflected until 1999. The fair value of issuances under the employee stock purchase plans is estimated on the issuance date using the Black-Scholes model with the following weighted average assumptions for issuances made in 2000, 1999 and 1998:

                              2000           1999           1998
                            --------------------------------------
Dividend yield                  None           None           None
Expected volatility             1.03           0.81           0.74
Risk free interest rate         6.4%           4.9%           5.5%
Expected lives              1/2 year       1/2 year       1/2 year

The weighted average fair value of purchase rights granted during the year were $21.66, $7.43 and $4.17 for 2000, 1999 and 1998, respectively.

Information with respect to stock option activity is as follows:
(in thousands, except per share data)

                                                                               Weighted Average
                                   Authorized    Outstanding   Price per Share  Exercise Price
                                   ------------------------------------------------------------
Balance at December 31, 1997          1,869        13,887        $2.33-$19.63      $ 9.75
       Additional authorization       3,300            --                 --
       Options granted               (3,777)        3,777        $7.90-$16.42      $14.07
       Options exercised                 --        (1,854)       $7.63-$19.67      $ 6.84
       Options canceled               1,215        (1,215)       $5.33-$19.63      $11.12
                                     ------       -------       -------------      ------
Balance at December 31, 1998          2,607        14,595        $2.88-$19.63      $11.12
       Additional authorization       4,200            --                 --
       Options granted               (5,909)        5,909       $15.77-$29.69      $24.21
       Options exercised                 --        (3,573)       $2.88-$19.63      $ 9.44
       Options canceled                 734          (734)       $6.06-$29.69      $13.16
                                     ------       -------       -------------      ------
Balance at December 31, 1999          1,632        16,197        $3.96-$29.69      $16.17
       Additional authorization       5,805            --                 --
       Options granted               (4,460)        4,460       $30.06-$58.94      $36.98
       Options exercised                 --        (2,972)       $3.96-$25.56      $10.06
       Options canceled               1,025        (1,025)       $3.96-$58.94      $26.56
                                     ------       -------       -------------      ------
Balance at December 31, 2000          4,002        16,660        $3.96-$58.94      $22.19
                                     ======       =======       =============      ======

The following table summarizes information about stock options outstanding at December 31, 2000 (share information in thousands):

                                  Options Outstanding                                                Options Exercisable
---------------------------------------------------------------------------------------    --------------------------------------
                                                 Weighted
                              Options             Average                                       Options
                           Outstanding at        Remaining               Weighted            Exercisable at        Weighted
   Range of                  December 31,     Contractual Life            Average             December 31,          Average
Exercise Prices                 2000              (years)             Exercise Price              2000          Exercise Price
---------------------------------------------------------------------------------------    --------------------------------------
$ 3.96 - $11.08                 3,665               6.14                  $  9.53                2,918              $  9.50
$11.13 - $17.33                 3,335               7.20                  $ 15.01                1,764              $ 14.75
$17.94 - $24.13                 1,346               8.06                  $ 19.48                  450              $ 19.25
$25.56 - $25.56                 3,899               8.96                  $ 25.56                  969              $ 25.56
$29.69 - $58.94                 4,415               9.70                  $ 35.98                  128              $ 43.04
---------------                ------               ----                  -------                -----              -------
$ 3.96 - $58.94                16,660               8.11                  $ 22.19                6,229              $ 14.88
===============                ======               ====                  =======                =====              =======

EMPLOYEE STOCK PURCHASE PLANS

In December 1988 and May 1992, the Company adopted qualified Employee Stock Purchase Plans under Sections 421 and 423 of the Internal Revenue Code and reserved 1,200,000 and 900,000 shares of common stock for issuance under the plans, respectively. In April 1998, the Board of Directors approved an amendment to the Purchase Plan, which was subsequently ratified by shareholders increasing the number of shares available for issuance thereunder from 2,100,000 shares to 2,850,000 shares. In April 1999, the Board of Directors approved an amendment to the Purchase Plan, which was subsequently ratified by shareholders increasing the number of shares available for issuance thereunder from 2,850,000 shares to 3,900,000 shares. Under the two plans, qualified employees are entitled to purchase shares at 85% of the fair market value on specified dates. There were approximately 237,000, 433,000, and, 504,000 shares issued under the two plans in 2000, 1999, and 1998, respectively. At December 31, 2000, approximately 936,000 shares were reserved for future issuance under the Employee Stock Purchase Plan.

COMMON STOCK REPURCHASE PROGRAM

In October 1992 and January 1996, the Company announced it would repurchase 4,200,000 and 6,000,000 shares, respectively, of common stock for issuance in future Company employee benefit and compensation plans and other requirements. During 1998, the Company repurchased 27,000 shares under the program, and had purchased a total of 4,731,000 shares as of December 31, 1998. During 1999, the Company repurchased 18,000 shares under the program, and had purchased a total of 4,749,000 shares as of December 31, 1999. During 2000, the Company repurchased 20,000 shares under the program, and had purchased a total of 4,769,000 shares as of December 31, 2000. In October 2000, the Company announced that its Board of Directors had rescinded its authorization for the purchase of common stock under the common stock purchase program.

EMPLOYEE SAVINGS AND RETIREMENT PLAN

The Company maintains a 401(k) retirement savings plan for its full-time employees. Participants in the plan may contribute up to 20% of their annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. In January 2000, the Company announced that it would contribute a percentage of each participating employee's salary deferral contributions up to a maximum of $2,000 or 50% of the first 6% of an employee's annual compensation. Company matching contributions are invested in Novellus' common stock and become fully vested at the end of the employee's third year of service beginning on January 1, 2000. The Company recorded $2.8 million in matching contributions under this plan for the year ended December 31, 2000.

NOTE 8 INCOME TAXES

Significant components of the provision for income taxes attributable to income before income taxes and cumulative effect of a change in accounting principle are as follows (in thousands):

                                                                         2000           1999         1998
                                                                      ------------------------------------
State
              Current                                                 $   8,327       $ 1,365      $ 1,794
              Deferred                                                   (2,049)          421          452
                                                                      ---------       -------      -------
                                                                          6,278         1,786        2,246
Federal
              Current                                                    88,367         4,560        4,715
              Deferred                                                  (38,793)        1,400       13,175
                                                                      ---------       -------      -------
                                                                         49,574         5,960       17,890
Foreign
              Current                                                     9,794         9,426        2,355
Income tax benefits attributable to employee stock plan activity
       allocated to shareholders' equity                                 40,247        20,544        4,728
                                                                      ---------       -------      -------
Total provision for income taxes                                      $ 105,893       $37,716      $27,219
                                                                      =========       =======      =======

Pre-tax income from foreign operations was $28.0 million, $19.9 million, and $3.3 million in 2000, 1999 and 1998, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                        2000           1999
                                                     -------------------------
Deferred tax assets:
              Financial valuation accounts           $   7,559       $  4,475
              Expenses not currently deductible         25,755         13,566
              Other                                      9,166         18,341
              Deferred profit                           89,867             --
              Capitalized in-process R&D                30,144         32,014
                                                     ---------       --------
Subtotal                                               162,491         68,396
              Valuation allowance                      (10,728)       (13,823)
                                                     ---------       --------
Total deferred tax assets                              151,763         54,573
                                                     ---------       --------

Deferred tax liabilities:
                Fixed assets                           (29,059)       (18,282)
                                                     ---------       --------
Total net deferred tax assets                        $ 122,704       $ 36,291
                                                     =========       ========

The provision for income taxes differs from the provision calculated by applying the federal statutory tax rate to income before income taxes, and cumulative effect of a change in accounting principle, because of the following (in thousands):

                                            2000           1999            1998
                                         ----------------------------------------
Expected provision at 35%                $ 119,556       $ 40,005       $ 28,016
State taxes, net of federal benefit          7,682          2,285          1,460
Research and development credits            (5,849)        (2,231)        (1,530)
Foreign sales corporation benefit          (13,663)        (1,338)          (430)
Valuation allowance decrease                (3,100)        (3,100)        (3,100)
Other                                        1,267          2,095          2,803
                                         ---------       --------       --------
                                         $ 105,893       $ 37,716       $ 27,219
                                         =========       ========       ========

NOTE 9 GEOGRAPHIC INFORMATION REPORTING AND MAJOR CUSTOMERS

The Company operates in one segment as it manufactures, markets and services advanced automated wafer fabrication systems for the deposition of thin films within the semiconductor equipment market. The Company is a supplier of high productivity deposition systems used in the fabrication of integrated circuits. All products and services are marketed within the geographic regions in which the Company operates. The Company's current product offerings qualify for aggregation under SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," as its products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.

The following is a summary of operations in geographic areas (in thousands):

                                               NORTH
                                              AMERICA        EUROPE     PACIFIC RIM     ELIMINATIONS     CONSOLIDATED
                                            -------------------------------------------------------------------------
2000
Sales to unaffiliated customers             $  922,396      $   759       $250,576      $          --      $1,173,731
Transfers between geographic locations         149,741        8,895         29,404           (188,040)             --
                                            ----------      -------       --------      -------------      ----------
Total net sales                              1,072,137        9,654        279,980           (188,040)      1,173,731
Operating income                            $  258,535      $   106       $ 29,269      $          --      $  287,910
                                            ==========      =======       ========      =============      ==========
Long-lived assets                           $  127,357      $   174       $  8,629      $          --      $  136,160
All other identifiable assets                1,731,336        1,702        146,274                 --       1,879,312
                                            ----------      -------       --------      -------------      ----------
Total assets                                $1,858,693      $ 1,876       $154,903      $          --      $2,015,472
                                            ==========      =======       ========      =============      ==========

1999
Sales to unaffiliated customers             $  507,696      $   681       $ 84,364      $          --      $  592,741
Transfers between geographic locations          29,877        6,813         14,704            (51,394)             --
                                            ----------      -------       --------      -------------      ----------
Total net sales                                537,573        7,494         99,068            (51,394)        592,741
Operating income                            $   80,278      $   881       $ 19,178      $          --      $  100,337
                                            ==========      =======       ========      =============      ==========
Long-lived assets                           $  112,981      $   155       $  7,570      $          --      $  120,706
All other identifiable assets                  727,479        1,451         60,293                 --         789,223
                                            ----------      -------       --------      -------------      ----------
Total assets                                $  840,460      $ 1,606       $ 67,863      $          --      $  909,929
                                            ==========      =======       ========      =============      ==========

1998
Sales to unaffiliated customers             $  468,204      $ 2,063       $ 48,511      $          --      $  518,778
Transfers between geographic locations          12,301        5,962         11,137            (29,400)             --
                                            ----------      -------       --------      -------------      ----------
Total net sales                                480,505        8,025         59,648            (29,400)        518,778
Operating income (loss)                     $   73,149      $  (971)      $  6,770      $          --      $   78,948
                                            ==========      =======       ========      =============      ==========
Long-lived assets                           $  107,629      $   232       $  8,503      $          --      $  116,364
All other identifiable assets                  383,210        2,162         50,203                 --         435,575
                                            ----------      -------       --------      -------------      ----------
Total assets                                $  490,839      $ 2,394       $ 58,706      $          --      $  551,939
                                            ==========      =======       ========      =============      ==========


Revenue for each geographic area is recognized in accordance with SAB 101 from the locations within a designated geographic region. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit.

One customer accounted for 11% and for 17% of net sales in 2000 and 1999 respectively. There were no individual customers who accounted for more than 10% of the Company's net sales in 1998. Export sales were 66% of net sales in 2000, 64% of net sales in 1999, and 55% of net sales in 1998.

NOTE 10 QUARTERLY FINANCIAL DATA (UNAUDITED)

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SEC Staff addresses several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. The Company's previous revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has always met its installation obligations and obtained customer acceptance. On October 9, 2000, the SEC issued Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements -- Frequently Asked Questions and Answers ("SAB 101 FAQ"). The SAB 101 FAQ was issued to clarify many of the implementation questions surrounding SAB No. 101. The Company recorded a non-cash charge of $84.6 million (after reduction for income taxes of $45.8 million), or $0.63 per share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The Company's revenue recognition policies are disclosed in Note 1.

The Company has included the following information below to demonstrate the effect on Q1 through Q3, 2000 as if the provisions of SAB 101 had been applied as of the beginning of fiscal year 2000:

                                                                                    Year Ended December 31, 2000
                                                                          First         Second         Third          Fourth
                                                                         Quarter        Quarter        Quarter        Quarter
                                                                        ------------------------------------------------------
NET REVENUES
        As previously reported                                          $ 274,071       $325,987      $ 359,097       $389,878
        Effect of change in accounting principle                          (75,357)         9,012       (108,957)            --
                                                                        ---------       --------      ---------       --------
        As restated in first three quarters and reported in fourth
        quarter                                                           198,714        334,999        250,140        389,878
                                                                        ---------       --------      ---------       --------

GROSS PROFIT
        As previously reported                                            154,948        184,737        204,110        226,395
        Effect of change in accounting principle                          (48,485)         2,430        (66,920)            --
                                                                        ---------       --------      ---------       --------
        As restated in first three quarters and reported in fourth
        quarter                                                           106,463        187,167        137,190        226,395
                                                                        ---------       --------      ---------       --------

NET INCOME
        As previously reported                                             57,549         75,677         85,269         94,173
        Effect of change in accounting principle                          (32,967)         1,545        (45,549)            --
                                                                        ---------       --------      ---------       --------
        Cumulative effect of change in accounting principle               (84,632)            --             --             --
                                                                        ---------       --------      ---------       --------
        As restated in first three quarters and reported in fourth
        quarter                                                         $ (60,050)      $ 77,222      $  39,720       $ 94,173
                                                                        =========       ========      =========       ========
NET INCOME PER BASIC SHARE:
Earnings per share before cumulative effect of change in
Accounting principle
        As previously reported                                          $    0.48       $   0.59      $    0.65       $   0.72
        Effect of change in accounting principle                        $   (0.28)      $   0.01      $   (0.35)            --
                                                                        ---------       --------      ---------       --------
        As restated in first three quarters and reported in fourth
        Quarter                                                         $    0.20       $   0.60      $    0.30       $   0.72
Cumulative effect of change in accounting principle                     $   (0.70)            --             --             --
                                                                        ---------       --------      ---------       --------
Earnings after cumulative effect of change in accounting principle      $   (0.50)      $   0.60      $    0.30       $   0.72
                                                                        ---------       --------      ---------       --------
NET INCOME PER DILUTED SHARE:
Earnings per share before cumulative effect of change in
Accounting principle
        As previously reported                                          $    0.45       $   0.56      $    0.62       $   0.69
        Effect of change in accounting principle                        $   (0.26)      $   0.01      $   (0.33)            --
                                                                        ---------       --------      ---------       --------
        As restated in first three quarters and reported in fourth
        Quarter                                                         $    0.19       $   0.57      $    0.29       $   0.69
Cumulative effect of change in accounting principle                     $   (0.65)            --             --             --
                                                                        ---------       --------      ---------       --------
Earnings after cumulative effect of change in accounting principle      $   (0.46)      $   0.57      $    0.29       $   0.69
                                                                        ---------       --------      ---------       --------
Shares used in per share calculation:
        Basic                                                             120,622        128,148        130,920        131,234
        Diluted                                                           129,142        136,029        138,512        136,753

Amounts as reported for period ending December 31, 1999 are as follows:

                                                       Year Ended December 31, 1999
                                              First        Second         Third        Fourth
                                             Quarter       Quarter       Quarter       Quarter
                                            --------------------------------------------------
Net revenues                                $115,231      $130,878      $154,916      $191,716
Gross profit                                  61,134        69,582        83,721       106,594
Net income                                     9,425        12,399        21,773        32,977
Net income per share:
        Basic(1)                            $   0.09      $   0.11      $   0.19      $   0.28
        Diluted(1)                          $   0.08      $   0.10      $   0.18      $   0.27

Shares used in per share calculations:
        Basic(1)                             107,928       116,335       116,823       118,183
        Diluted(1)                           113,393       120,781       121,937       124,277

(1) The earnings per share amounts and shares used have been adjusted to reflect the Company's three-for-one stock split, effective January 15, 2000.


NOTE 11 RELATED PARTY TRANSACTIONS

There were no significant related party transactions in the year ended December 31, 2000. At December 31, 1999 and 1998, the Company had outstanding notes receivable from one of its officers, totaling $1.5 million with interest at 6.0% per year, compounded semi-annually. These notes were repaid in March 2000.


NOTE 12 SUBSEQUENT EVENT (UNAUDITED)

On January 10, 2001 the Company completed its acquisition of GaSonics International Corporation (GaSonics), a developer and supplier of photoresist and residue removal technologies. In the transaction, the Company acquired all outstanding shares of GaSonics in a stock-for-stock merger, with all outstanding shares of GaSonics capital stock converted into approximately 9,240,000 shares of Novellus common stock. In addition, all outstanding options to purchase shares of GaSonics capital stock were automatically converted into options to purchase approximately 1,400,000 shares of Novellus common stock. The business combination will be accounted for as a pooling-of-interests combination and accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of GaSonics.

The following unaudited pro forma data summarizes the combined results of operations of the Company and GaSonics as if the combination had been consummated on December 31, 2000. Data for the fiscal year ended December 31, 2000 reflects the adoption of SAB 101 for both Novellus and GaSonics.

                                       Years Ended December 31,
                                    2000          1999          1998
                                --------------------------------------
Net sales                       $1,275,269      $657,020      $619,208
Net income                      $  187,294      $ 68,707      $ 47,115
Diluted earnings per share      $     1.30      $   0.54      $   0.42

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novellus Systems, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements."


                                           /s/ ERNST & YOUNG LLP
San Jose, California
January 15, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under "Proposal No. 1:
Election of Directors," "Other Information -- Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under "Other Information -- Executive Compensation" in the Company's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under "Other Information -- Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under "Other Information -- Certain Transactions" in the Company's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

        (1)       Financial Statements and Report of Ernst & Young LLP,
                  Independent Auditors

                  Consolidated Statements of Operations - Years Ended December 31,
                  2000, 1999 and 1998                                                   42

                  Consolidated Balance Sheets at December 31, 2000 and 1999             43

                  Consolidated Statements of Cash Flows - Years Ended December 31,
                  2000, 1999 and 1998                                                   44

                  Consolidated Statement of Shareholders' Equity - Years Ended
                  December 31, 2000, 1999 and 1998                                      45

                  Notes to Consolidated Financial Statements                            46

                  Report of Ernst & Young LLP, Independent Auditors                     63

        (2)       Financial Statement Schedules.

                  The following financial statement schedule is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

                  Schedule II - Valuation and Qualifying Accounts                       71

                  All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

        (3)       Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K)

        3.1  (29) Amended and Restated Articles of Incorporation of Registrant.

        3.2       Form of Bylaws of Registrant as amended

        10.1 (7)  Asset Purchase Agreement by and between Varian Associates,
                  Inc. and the Company dated May 7, 1997.

        10.2 (8)  First Amendment to Asset Purchase Agreement by and between
                  Varian Associates, Inc. and the Company dated June 20, 1997.


        EXHIBIT
        NUMBER                   DESCRIPTION
        ---------                -----------
        10.3 (9)       Assignment and Assumption of Lessee's Interest in Lease
                       (Units 8 and 9, Palo Alto) and Covenants, Conditions and
                       Restrictions on Leasehold Interests (Units 1-12 Palo Alto) by and
                       between Varian Associates, Inc. and the Company dated May 7,
                       1997.

        10.4 (10)      Sublease (Portion of Unit 9, Palo Alto) by and between Varian
                       Associates, Inc. and the Company dated May 7, 1997.

        10.6 (11)      Environmental Agreement by and between Varian Associates,
                       Inc. and the Company dated May 7, 1997.

        10.7 (12)      Cross License Agreement by and between Varian Associates,
                       Inc. and the Company dated May 7, 1997.

        10.8 (13)      Parts Supply Agreement by and between Varian Associates, Inc.
                       and the Company dated May 7, 1997.

        10.9 (14)      Settlement Agreement by and between Applied Materials, Inc.
                       and the Company dated May 7, 1997. Confidential treatment has been granted with respect to portions of this Exhibit.

        10.10 (15)     Credit Agreement by and among ABN AMRO Bank, N.V., as agent, the lenders named therein, and the Company dated May 7, 1997.

        10.11 (16)     Participation Agreement by and among Lease Plan North
                       America, Inc. the Company and ABN AMRO Bank, N.V., as agent for the participations named therein, dated June 9, 1997.

        10.11.1 (17)   Letter Amendment, dated June 20, 1997, to the Participation
                       Agreement by and among Lease Plan North America, Inc., the
                       Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

        10.11.2 (18)   Amendment no. 1, dated August 28, 1997, to the Participation
                       Agreement by and among Lease Plan North America, Inc., the
                       Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

        10.11.3 (19)   Amendment no. 2, dated September 26, 1997, to the
                       Participation Agreement by and among Lease Plan North America,
                       Inc., the Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

        10.12 (20)     Amendment no. 1, dated August 28, 1997, to the Facility 2
                       Lease Agreement, Construction Deed of Trust With Assignment of
                       Rents, Security Agreement and Fixture Filing by and between Lease
                       Plan North America, Inc. and the Company dated June 9, 1997.

        10.13 (21)     Amendment no. 2, dated September 26, 1997, to the Facility 2
                       Lease Agreement, Construction Deed of Trust With Assignment of
                       Rents, Security Agreement and Fixture Filing by and between Lease
                       Plan North America, Inc. and the Company dated June 9, 1997.

        10.13 (22)     Amendment no. 1, dated September 26, 1997, to the Facility 1
                       Lease Agreement, Deed of Trust With Assignment of Rents, Security
                       Agreement and Fixture Filing by and between Lease Plan North
                       America, Inc. and the Company dated June 9, 1997.

        10.14 (23)     Participation Agreement by and among Lease Plan USA, Inc., the Company and ABN AMRO Bank, N.V., as agent for the
                       participants named therein, dated October 15, 1997.

        EXHIBIT
        NUMBER                   DESCRIPTION
        ---------                -----------
        10.15 (24)       Facility 1 Lease Agreement, Deed of Trust With Assignment
                         of Rents, Security Agreement and Fixture Filing by and
                         between Lease Plan USA, Inc. and the Company dated October
                         15, 1997.

        10.16 (25)       Facility 2 Lease Agreement, Construction Deed of Trust
                         With Assignment of Rents, Security Agreement and Fixture
                         Filing by and between Lease Plan USA, Inc. and the Company dated October 15, 1997.

        *10.20 (2)       Registrant's Amended and Restated 1984 Stock Option Plan,
                         together with forms of agreements thereunder.

        *10.21 (3)       Registrant's 1992 Stock Option Plan, together with forms
                         of agreements thereunder.

        *10.21.1 (29)    Form of Restated Stock Purchase Agreement dated December 16,
                         1999 between the Company and Jeff Benzing, Wilbert van den
                         Hoek and certain other employees of the Company.

        *10.22 (4)       The Company's 1992 Employee Stock Purchase Plan.

        *10.23 (1)       Form of Agent Indemnification Agreement and amendment
                         thereto.

        *10.25 (5)       Employment Agreement dated June 15, 1992 between the
                         Company and Peter Hanley.

        *10.26 (6)       Offer Letter Agreement dated November 1, 1993 between the
                         Company and Richard S. Hill.

        *10.27 (26)      Employment Agreement dated October 1, 1998 between the
                         Company and Richard S. Hill.

        *10.27.1 (29)    Amendment dated December 16, 1999 to Employment Agreement
                         between the Company and Richard S. Hill.

        *10.27.2 (29)    Restricted Stock Purchase Agreement dated December 16, 1999 between the Company and Richard S. Hill.

        10.28 (27)       First Amendment to Participation Agreement dated June 4,
                         1999.

        10.29 (28)       Asset Purchase Agreement by and between Fairchild
                         Technologies USA, Inc. and the Company dated July 29, 1999.

        *10.30           Employment Agreement dated January 12, 2001 between the
                         Company and Asuri Raghavan.

        *10.31           GaSonics International Corporation 1994 Stock Option Plan,
                         together with forms of agreements thereunder as assumed by the Company.

        *10.32           Gamma Precision Technology, Inc. 1998 Stock Option Plan,
                         together with forms of agreements thereunder as assumed by the Company.

        *10.33           GaSonics International Corporation supplemental Stock Option
                         Plan as assumed by the Company.

        *10.34           Form of Light Industrial Lease between Teachers Insurance and
                         Annuity Association of America and the Registrant for office space at 2730 Junction Avenue, San Jose, California.

        EXHIBIT
        NUMBER                   DESCRIPTION
        ---------                -----------
        21.1          Subsidiaries of the Company.

        23.1          Consent of Ernst & Young LLP, Independent Auditors.

        24.1          Power of Attorney (see page 70).

----------------

        (1) Incorporated by reference to Exhibit 10.2 filed with the Company's Registration Statement on Form S-1, File No. 33-23011, which was declared effective August 11, 1988.

        (2) Incorporated by reference to Exhibit 10.1 filed with the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1992.

        (3) Incorporated by reference to Exhibit 10.30 filed with the Company's Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

        (4) Incorporated by reference to Exhibit 10.31 filed with the Company's Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

        (5) Incorporated by reference to Exhibit 10.34 filed with the Company's Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

        (6) Incorporated by reference to Exhibit 10.41 filed with the Company's Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 1994.

        (7) Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (8) Incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (9) Incorporated by reference to Exhibit 2.3 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (10) Incorporated by reference to Exhibit 2.4 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (11) Incorporated by reference to Exhibit 2.6 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (12) Incorporated by reference to Exhibit 2.7 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (13) Incorporated by reference to Exhibit 2.8 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (14) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 1997.

        (15) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 1997.

        (16) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (17) Incorporated by reference to Exhibit 10.1.1 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (18) Incorporated by reference to Exhibit 10.1.2 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (19) Incorporated by reference to Exhibit 10.1.3 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (20) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (21) Incorporated by reference to Exhibit 10.2.1 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (22) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (23) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (24) Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (25) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (26) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 1999.

        (27) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 1999.

        (28) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1999.

        (29) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.


        *       Management contracts or compensatory plans or arrangements.

(b)     Reports on Form 8-K:

        The Company filed one report on Form 8-K during the fourth quarter ended December 31, 2000. Information regarding the item reported on is as follows:

        November 1, 2000: The Company announced the acquisition of GaSonics International Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 23rd day of March, 2001.

                                       NOVELLUS SYSTEMS, INC.


                                       By:  /s/ Robert H. Smith
                                           -------------------------------------
                                           Robert H. Smith
                                           EXECUTIVE VICE PRESIDENT, FINANCE AND
                                           ADMINISTRATION, CHIEF FINANCIAL
                                           OFFICER AND SECRETARY

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

SIGNATURE                              TITLE                                              DATE
---------                              -----                                              ----
/s/ Richard S. Hill                    Chairman of the Board of Directors,                March 23,  2001
----------------------------------     President and Chief Executive Officer
Richard S. Hill                          (Principal Executive Officer)


/s/ Robert H. Smith                    Executive Vice President, Finance and              March 23,  2001
----------------------------------     Administration, Chief Financial Officer,
Robert H. Smith                        Secretary and Director
                                         (Principal Financial Officer)


/s/ Kevin S. Royal                     Vice President and Corporate Controller            March 23,  2001
----------------------------------       (Principal Accounting Officer)
Kevin S. Royal


/s/ D. James Guzy                      Director                                           March 23,  2001
----------------------------------
D. James Guzy


/s/ Tom Long                           Director                                           March 23,  2001
----------------------------------
Tom Long


/s/ Glen Possley                       Director                                           March 23,  2001
----------------------------------
Glen Possley


/s/ J. David Litster                   Director                                           March 23,  2001
----------------------------------
J. David Litster


/s/ William R. Spivey                  Director                                           March 23,  2001
----------------------------------
William R. Spivey

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                        BALANCE AT                          BALANCE AT
                                        BEGINNING   CHARGED TO                 END
DESCRIPTION                             OF PERIOD    EXPENSE    DEDUCTIONS  OF PERIOD
                                         ---------------------------------------------
Year Ended December 31, 1998
     Allowance for Doubtful Accounts      $3,547      $  452      $864       $3,135

Year Ended December 31, 1999
     Allowance for Doubtful Accounts      $3,135      $  586      $ --       $3,721

Year Ended December 31, 2000
     Allowance for Doubtful Accounts      $3,721      $1,080      $ --       $4,801

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                   DESCRIPTION
        ---------                -----------
        3.1  (29) Amended and Restated Articles of Incorporation of Registrant.

        3.2       Form of Bylaws of Registrant as amended

        10.1 (7)  Asset Purchase Agreement by and between Varian Associates,
                  Inc. and the Company dated May 7, 1997.

        10.2 (8)  First Amendment to Asset Purchase Agreement by and between
                  Varian Associates, Inc. and the Company dated June 20, 1997.

        EXHIBIT
        NUMBER                   DESCRIPTION
        ---------                -----------
        10.3 (9)       Assignment and Assumption of Lessee's Interest in Lease
                       (Units 8 and 9, Palo Alto) and Covenants, Conditions and
                       Restrictions on Leasehold Interests (Units 1-12 Palo Alto) by and
                       between Varian Associates, Inc. and the Company dated May 7,
                       1997.

        10.4 (10)      Sublease (Portion of Unit 9, Palo Alto) by and between Varian
                       Associates, Inc. and the Company dated May 7, 1997.

        10.6 (11)      Environmental Agreement by and between Varian Associates,
                       Inc. and the Company dated May 7, 1997.

        10.7 (12)      Cross License Agreement by and between Varian Associates,
                       Inc. and the Company dated May 7, 1997.

        10.8 (13)      Parts Supply Agreement by and between Varian Associates, Inc.
                       and the Company dated May 7, 1997.

        10.9 (14)      Settlement Agreement by and between Applied Materials, Inc.
                       and the Company dated May 7, 1997. Confidential treatment has been granted with respect to portions of this Exhibit.

        10.10 (15)     Credit Agreement by and among ABN AMRO Bank, N.V., as agent, the lenders named therein, and the Company dated May 7, 1997.

        10.11 (16)     Participation Agreement by and among Lease Plan North
                       America, Inc. the Company and ABN AMRO Bank, N.V., as agent for the participations named therein, dated June 9, 1997.

        10.11.1 (17)   Letter Amendment, dated June 20, 1997, to the Participation
                       Agreement by and among Lease Plan North America, Inc., the
                       Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

        10.11.2 (18)   Amendment no. 1, dated August 28, 1997, to the Participation
                       Agreement by and among Lease Plan North America, Inc., the
                       Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

        10.11.3 (19)   Amendment no. 2, dated September 26, 1997, to the
                       Participation Agreement by and among Lease Plan North America,
                       Inc., the Company and ABN AMRO Bank, N.V., as agent for the participants named therein, dated June 9, 1997.

        10.12 (20)     Amendment no. 1, dated August 28, 1997, to the Facility 2
                       Lease Agreement, Construction Deed of Trust With Assignment of
                       Rents, Security Agreement and Fixture Filing by and between Lease
                       Plan North America, Inc. and the Company dated June 9, 1997.

        10.13 (21)     Amendment no. 2, dated September 26, 1997, to the Facility 2
                       Lease Agreement, Construction Deed of Trust With Assignment of
                       Rents, Security Agreement and Fixture Filing by and between Lease
                       Plan North America, Inc. and the Company dated June 9, 1997.

        10.13 (22)     Amendment no. 1, dated September 26, 1997, to the Facility 1
                       Lease Agreement, Deed of Trust With Assignment of Rents, Security
                       Agreement and Fixture Filing by and between Lease Plan North
                       America, Inc. and the Company dated June 9, 1997.

        10.14 (23)     Participation Agreement by and among Lease Plan USA, Inc., the Company and ABN AMRO Bank, N.V., as agent for the
                       participants named therein, dated October 15, 1997.

        EXHIBIT
        NUMBER                   DESCRIPTION
        ---------                -----------
        10.15 (24)       Facility 1 Lease Agreement, Deed of Trust With Assignment
                         of Rents, Security Agreement and Fixture Filing by and
                         between Lease Plan USA, Inc. and the Company dated October
                         15, 1997.

        10.16 (25)       Facility 2 Lease Agreement, Construction Deed of Trust
                         With Assignment of Rents, Security Agreement and Fixture
                         Filing by and between Lease Plan USA, Inc. and the Company dated October 15, 1997.

        *10.20 (2)       Registrant's Amended and Restated 1984 Stock Option Plan,
                         together with forms of agreements thereunder.

        *10.21 (3)       Registrant's 1992 Stock Option Plan, together with forms
                         of agreements thereunder.

        *10.21.1 (29)    Form of Restated Stock Purchase Agreement dated December 16,
                         1999 between the Company and Jeff Benzing, Wilbert van den
                         Hoek and certain other employees of the Company.

        *10.22 (4)       The Company's 1992 Employee Stock Purchase Plan.

        *10.23 (1)       Form of Agent Indemnification Agreement and amendment
                         thereto.

        *10.25 (5)       Employment Agreement dated June 15, 1992 between the
                         Company and Peter Hanley.

        *10.26 (6)       Offer Letter Agreement dated November 1, 1993 between the
                         Company and Richard S. Hill.

        *10.27 (26)      Employment Agreement dated October 1, 1998 between the
                         Company and Richard S. Hill.

        *10.27.1 (29)    Amendment dated December 16, 1999 to Employment Agreement
                         between the Company and Richard S. Hill.

        *10.27.2 (29)    Restricted Stock Purchase Agreement dated December 16, 1999 between the Company and Richard S. Hill.

        10.28 (27)       First Amendment to Participation Agreement dated June 4,
                         1999.

        10.29 (28)       Asset Purchase Agreement by and between Fairchild
                         Technologies USA, Inc. and the Company dated July 29, 1999.

        *10.30           Employment Agreement dated January 12, 2001 between the
                         Company and Asuri Raghavan.

        *10.31           GaSonics International Corporation 1994 Stock Option Plan,
                         together with forms of agreements thereunder as assumed by the Company.

        *10.32           Gamma Precision Technology, Inc. 1998 Stock Option Plan,
                         together with forms of agreements thereunder as assumed by the Company.

        *10.33           GaSonics International Corporation supplemental Stock Option
                         Plan as assumed by the Company.

        *10.34           Form of Light Industrial Lease between Teachers Insurance and
                         Annuity Association of America and the Registrant for office space at 2730 Junction Avenue, San Jose, California.

        EXHIBIT
        NUMBER                   DESCRIPTION
        ---------                -----------
        21.1          Subsidiaries of the Company.

        23.1          Consent of Ernst & Young LLP, Independent Auditors.

        24.1          Power of Attorney (see page 70).

----------------

        (1) Incorporated by reference to Exhibit 10.2 filed with the Company's Registration Statement on Form S-1, File No. 33-23011, which was declared effective August 11, 1988.

        (2) Incorporated by reference to Exhibit 10.1 filed with the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1992.

        (3) Incorporated by reference to Exhibit 10.30 filed with the Company's Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

        (4) Incorporated by reference to Exhibit 10.31 filed with the Company's Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

        (5) Incorporated by reference to Exhibit 10.34 filed with the Company's Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

        (6) Incorporated by reference to Exhibit 10.41 filed with the Company's Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 1994.

        (7) Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (8) Incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (9) Incorporated by reference to Exhibit 2.3 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (10) Incorporated by reference to Exhibit 2.4 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (11) Incorporated by reference to Exhibit 2.6 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (12) Incorporated by reference to Exhibit 2.7 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (13) Incorporated by reference to Exhibit 2.8 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

        (14) Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 1997.

        (15) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 1997.

        (16) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (17) Incorporated by reference to Exhibit 10.1.1 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (18) Incorporated by reference to Exhibit 10.1.2 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (19) Incorporated by reference to Exhibit 10.1.3 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (20) Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (21) Incorporated by reference to Exhibit 10.2.1 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (22) Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (23) Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (24) Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (25) Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1997.

        (26) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 1999.

        (27) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 1999.

        (28) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1999.

        (29) Incorporated by reference to the exhibit with the corresponding exhibit number in the Company's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.


        *       Management contracts or compensatory plans or arrangements.