Form 10-Q
period 2001-03-31
NOVELLUS SYSTEMS INC
filed 2001-05-15
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from _______ to  _______ .

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

        YES [X]    NO [ ]

As of May 3, 2001 142,452,498 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                      INDEX

Part I: Financial Information

               Item 1:     Condensed Consolidated Financial Statements                     Page
                           Condensed Consolidated Balance Sheets at
                           March 31, 2001 and December 31, 2000                              3


                           Condensed Consolidated Statements of Income
                           for the three months ended March 31, 2001
                           and April 1, 2000                                                 4


                           Condensed Consolidated Statements of Cash Flows for
                           the three months ended March 31, 2001
                           and April 1, 2000                                                 5


                           Notes to Condensed Consolidated Financial
                           Statements                                                        6


               Item 2:     Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                                       11


               Item 3:     Quantitative and Qualitative Disclosures About
                           Market Risk                                                      15


Part II:       Other Information

               Item 1:     Legal Proceedings                                                16

               Item 6:     Exhibits and Reports on Form 8-K                                 20



Signatures                                                                                  21

PART I:        FINANCIAL INFORMATION
ITEM 1:        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)
------------------------------------------------------------------------------------
                                                         March 31,      December 31,
                                                            2001            2000
                                                                         (Restated)
------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                             $   741,101      $   589,415
  Short-term investments                                    458,851          630,249
  Accounts receivable, net                                  338,203          401,291
  Inventories                                               235,748          201,671
  Deferred taxes                                            124,033          137,929
  Prepaid and other current assets                           26,247           14,280
                                                        ----------------------------
       Total current assets                               1,924,183        1,974,835

Property and equipment:
  Machinery and equipment                                   243,878          212,836
  Furniture and fixtures                                     11,174           11,038
  Leasehold improvements                                     71,406           69,472
                                                        ----------------------------
                                                            326,458          293,346
  Less accumulated depreciation and amortization            149,995          141,791
                                                        ----------------------------
Property and equipment, net                                 176,463          151,555
Other assets                                                 85,276           79,084
                                                        ----------------------------
       Total Assets                                     $ 2,185,922      $ 2,205,474
                                                        ============================
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                      $    92,028      $   123,023
  Accrued payroll and related expenses                       52,731           70,211
  Accrued warranty                                           59,094           51,343
  Other accrued liabilities                                  46,102           46,187
  Income taxes payable                                       31,587           57,720
  Deferred profit                                           133,441          193,913
  Current obligations under lines of credit                  28,517           21,602
                                                        ----------------------------
       Total current liabilities                            443,500          563,999

Commitments and contingencies

 Shareholders' equity:
   Common stock                                           1,211,338        1,200,718
   Retained earnings                                        536,040          453,250
   Accumulated other comprehensive loss                      (4,956)         (12,493)
                                                        ----------------------------
       Total shareholders' equity                         1,742,422        1,641,475
                                                        ----------------------------
         Total Liabilities and Shareholders' Equity     $ 2,185,922      $ 2,205,474
                                                        ============================

See accompanying notes

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------
(in thousands, except per share data)                       Three Months Ended
(unaudited)                                               March 31,     April 1,
                                                            2001          2000
                                                                       (Restated)
---------------------------------------------------------------------------------
Net sales                                                 $ 458,705     $ 219,958
Cost of sales                                               203,720       102,793
                                                          -----------------------
      Gross profit                                          254,985       117,165
Operating expenses
    Selling, general and administrative                      68,906        44,139
    Research and development                                 70,491        44,368
    Merger related costs                                     13,160            --
                                                          -----------------------
      Total operating expenses                              152,557        88,507
                                                          -----------------------

Operating income                                            102,428        28,658
Interest income, net                                         16,560         5,793
                                                          -----------------------
Income before provision for income taxes and
cumulative effect of a change in accounting principle       118,988        34,451

Provision for income taxes                                   36,886        10,634
                                                          -----------------------
Income before cumulative effect of change in
accounting principle                                         82,102        23,817

Cumulative effect of change in accounting principle,
net of tax                                                        -       (89,788)
                                                          -----------------------
Net income (loss)                                         $  82,102     $ (65,971)
                                                          =======================
Net income (loss) per share:

 Basic

  Income before cumulative effect of change in
  accounting principle                                    $    0.58     $    0.19
  Cumulative effect in change of accounting principle             -     $   (0.70)
                                                          -----------------------
  Basic net income (loss) per share                       $    0.58     $   (0.51)
                                                          =======================
 Diluted

  Income before cumulative effect of change in
  accounting principle                                    $    0.55     $    0.17
  Cumulative effect in change of accounting principle             -     $   (0.65)
                                                          -----------------------

  Diluted net income (loss) per share                     $    0.55     $   (0.48)
                                                          =======================


Shares used in basic calculation                            141,009       128,245
                                                          =======================

Shares used in diluted calculation                          148,108       137,076
                                                          =======================

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------
(in thousands)                                                        Three Months Ended
(unaudited)                                                         March 31,      April 1,
                                                                       2001          2000
                                                                                  (restated)
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                $  82,102      $ (65,971)
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of change in accounting principle                     -         89,788
    Depreciation and amortization                                      10,857          9,400
    Deferred income taxes                                              13,896        (17,076)
    Deferred compensation                                                 362            632
    Adjustment to conform fiscal year end of GaSonics                     863              -
Changes in operating assets and liabilities
    Accounts receivable                                                63,088         26,783
    Inventories                                                       (32,969)       (16,100)
    Prepaid and other current assets                                  (12,431)       (12,690)
    Accounts payable                                                  (30,995)        10,918
    Accrued payroll and related expenses                              (17,480)         2,372
    Accrued warranty                                                    7,751          5,572
    Other accrued liabilities                                             (85)        11,205
    Income taxes payable                                              (26,133)        (8,643)
    Deferred profit                                                   (60,472)       (20,659)
    Income tax benefits from employee stock plans                         373         28,620
                                                                    ------------------------
       Total adjustments                                              (83,375)       110,122
                                                                    ------------------------
       Net cash provided by (used in) operating activities             (1,273)        44,151
                                                                    ------------------------
Cash flows from investing activities:

    Maturities and sales (purchases) of available-for-sale
      securities, net                                                 176,722         12,490
    Capital expenditures                                              (32,805)       (10,217)
    Decrease (increase) in other assets                                (7,592)           467
                                                                    ------------------------
       Net cash provided by investing activities                      136,335          2,740
                                                                    ------------------------
Cash flows from financing activities:

     Proceeds from sale of common stock                                 9,709         23,931
     Proceeds from lines of credit, net                                 6,915          6,327
                                                                    ------------------------
       Net cash provided by financing activities                       16,624         30,258
                                                                    ------------------------
Net increase in cash and cash equivalents                             151,686         77,149
Cash and cash equivalents at the beginning of the period              589,415        198,426
                                                                    ------------------------
Cash and cash equivalents at the end of the period                  $ 741,101      $ 275,575
                                                                    ========================

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Novellus' Annual Report on Form 10-K for the year ended December 31, 2000.

Certain amounts in the prior year balances have been reclassified to conform to current year presentation.

On January 10, 2001, Novellus acquired GaSonics International Corporation (GaSonics), a developer and supplier of photoresist and residue removal technologies. At the completion of the merger, GaSonics became a wholly owned subsidiary of Novellus. The GaSonics merger was accounted for as a pooling-of-interests combination for financial reporting purposes in accordance with generally accepted accounting principles and accordingly, Novellus' historical consolidated financial statements presented have been restated to include the financial position, results of operations, and cash flows of GaSonics. The condensed consolidated financial statements for April 1, 2000 include results of Novellus' operations and balance sheet data on a December 31 fiscal year basis and GaSonics' results and balance sheet data on a September 30 fiscal year basis. In the transaction, Novellus acquired all outstanding shares of GaSonics in a stock-for-stock merger, with all outstanding shares of GaSonics capital stock converted into approximately 9,240,000 shares of Novellus common stock. In addition, all outstanding options to purchase shares of GaSonics capital stock were automatically converted into options to purchase approximately 1,400,000 shares of Novellus common stock. There were no transactions between GaSonics and Novellus prior to the combination.

The following information shows revenue and net income (loss) of the separate companies for the period preceding the combination. Information related to GaSonics is for the three months ended December 31, 1999 (in thousands).


                                               Conforming
                       Novellus   GaSonics    Adjustments   Combined
                       ---------------------------------------------
Three months ended
 April 1, 2000
  Revenue               198,714     25,603        (4,359)    219,958
  Net income (loss)     (60,050)     1,338        (7,259)    (65,971)

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue and net income of GaSonics for the three-month period ended December 31, 2000, which is excluded in the accompanying financial statements was $47.7 million and $0.862 million, respectively. Included in the accompanying condensed consolidated statement of income for the three months ended March 31, 2001 are merger-related expenses totaling $13.2 million consisting primarily of professional fees, financial printing, and other related costs. Additionally, these costs include charges related to vacating certain services agreements and the write-off of redundant assets. Conforming adjustments consist of an adjustment to the provision for income taxes for the realization of deferred tax assets in fiscal 1999, rather than in fiscal 2000, adjustments related to adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" as of October 1, 1999, and certain reclassifications to comply with Novellus' accounting policies.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Novellus changed its revenue recognition policy effective January 1, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Novellus recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable and collectibility is reasonably assured. Certain of Novellus' product sales are accounted for as multiple-element arrangements. If Novellus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, Novellus recognizes equipment revenue upon shipment and transfer of title, with the remainder when it becomes due (generally upon acceptance). All other product sales with customer acceptance provisions are recognized upon customer acceptance. Revenue related to spare part sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities.

In accordance with guidance provided in SAB 101, Novellus recorded a non-cash charge of $89.8 million (after reduction for income taxes of $48.6 million), or ($0.65) per share in the first quarter of 2000, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. During the quarter ended April 1, 2000, Novellus recognized $55.0 million in revenue that is included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue was to increase income by $22.9 million, net of tax. There was no amount of revenue recorded in the quarter ended March 31, 2001 that was included in the cumulative effect adjustment as of January 1, 2000.

On January 1, 2001, Novellus adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), which establishes accounting and reporting standards for derivative instruments, including forward exchange contracts, and hedging activities. SFAS 133 requires Novellus to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or operating results.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

------------------------------------------------------------------------------
                                            Mar. 31, 2001        Dec. 31, 2000
------------------------------------------------------------------------------
Purchased parts                                  $152,781             $135,204
Work-in-process                                    70,857               56,997
Finished goods                                     12,110                9,470
                                                 --------            ---------
                                                 $235,748             $201,671
                                                 ========            =========

4. LINES OF CREDIT

Novellus has lines of credit with three banks which expire at various dates through April 2002 under which Novellus can borrow up to $38.6 million at rates that approximate the banks' prime rates. These facilities are available to Novellus' Japanese subsidiaries, Nippon Novellus Systems K.K. and GaSonics International Corporation K.K. At March 31, 2001 and December 31, 2000, the amounts outstanding were $28.5 million and $21.6 million, respectively.

5. NET INCOME PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128. Basic earnings per share exclude any dilutive effect of employee stock options. Diluted earnings per share includes the dilutive effect of employee stock options.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                            ------------------------
                                               Three Months Ended
                                             Mar. 31,       Apr. 1,
                                               2001          2000
                                            ---------      ---------
Numerator:
    Income before cumulative effect of
    accounting change                       $  82,102      $  23,817
    Cumulative effect of accounting
    change                                          -        (89,788)
    Net income (loss)                       $  82,102      $ (65,971)
Denominator:
    Denominator for basic earnings per
        share-weighted-average shares
        outstanding                           141,009        128,245

    Employee stock options                      7,099          8,831
                                            ---------      ---------

Denominator for diluted earnings per
    share-adjusted weighted-average
    shares outstanding                        148,108        137,076
                                            =========      =========

Basic earnings (loss) per share             $    0.58      $   (0.51)
                                            =========      =========

Diluted earnings (loss) per share           $    0.55      $   (0.48)
                                            =========      =========

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. LONG-TERM DEBT

In June 1997, Novellus entered into a five year, $125.0 million, Senior Credit Facility structured as an unsecured revolving credit line. The credit line expires in June 2002. Borrowings, at the option of Novellus, bear interest at either a base rate plus a margin or the London Interbank Offering Rate ("LIBOR") plus a margin for interest periods of one to six months. There were no borrowings outstanding under the Senior Credit Facility at March 31, 2001.

The Senior Credit Facility contains certain restrictive financial covenants. At March 31, 2001, Novellus was in compliance with these covenants.

7. COMMITMENTS

Novellus has lease agreements on thirteen properties. The agreements are for five years each with the option to extend for three one-year renewal periods at an interest rate that approximates the LIBOR. The lease terms expire at various dates beginning on June 2002 through September 2003. At current interest rates, the annual lease payments total approximately $15.8 million. During the terms of the leases, Novellus may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable. These leases contain certain restrictive financial covenants. At March 31, 2001, Novellus was in compliance with these covenants.

On April 13, 2001 and April 18, 2001, Novellus entered into two additional lease agreements. These agreements refinanced certain properties noted above and added one additional property. The agreements are for five years each with the option to extend for three one-year renewal periods at an interest rate that approximates the LIBOR. The lease terms expire in April 2006. At current interest rates, the annual lease payments on these two agreements incrementally increase the current annual lease payments by $12.4 million once construction is completed. During the terms of the leases, Novellus may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable.

8. COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss):

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                    Mar. 31, 2001   Apr. 1, 2000
--------------------------------------------------------------------------------
Net income (loss)                                        $ 82,102      $(65,971)

Foreign currency translation adjustment                     2,341          (577)
Unrealized gain on available-for-sale securities            5,196           ---
                                                         --------      --------
Comprehensive income (loss)                              $ 89,639      $(66,548)
                                                         ========      ========

The components of accumulated other comprehensive loss, net of related tax are as follows:

--------------------------------------------------------------------------------
                                                   Mar. 31, 2001  Dec. 31, 2000
--------------------------------------------------------------------------------
Foreign currency translation adjustment                 $    (91)      $ (2,432)
Unrealized loss on available-for-sale securities          (4,865)       (10,061)
                                                        --------       --------
                                                        $ (4,956)      $(12,493)
                                                        ========       ========


9. LITIGATION

For discussion on legal matters, see Part II: Other Information, Item 1: Legal Proceedings.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On January 10, 2001, Novellus acquired GaSonics International Corporation (GaSonics), a developer and supplier of photoresist and residue removal technologies. At the completion of the merger, GaSonics became a wholly owned subsidiary of Novellus. The GaSonics merger was accounted for as a pooling-of-interests combination for financial reporting purposes in accordance with generally accepted accounting principles and accordingly, Novellus' historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of GaSonics. In the transaction, Novellus acquired all outstanding shares of GaSonics in a stock-for-stock merger, with all outstanding shares of GaSonics capital stock converted into approximately 9,240,000 shares of Novellus common stock. In addition, all outstanding options to purchase shares of GaSonics capital stock were automatically converted into options to purchase approximately 1,400,000 shares of Novellus common stock. There were no transactions between GaSonics and Novellus prior to the combination and certain adjustments were necessary to conform GaSonics' accounting policies to Novellus' accounting policies.

Net sales for the three months ended March 31, 2001 were $458.7 million, compared with $220.0 million for the comparable year-ago quarter, and $442.7 million for the immediately preceding quarter. The increase in net sales over the comparable year-ago period is due to the increase in net sales across all product lines. The increase in net sales from the immediately preceding quarter is primarily due to the recognition of prior quarter shipments in accordance with SAB 101, as there was a decrease in shipments as a result of current market conditions.

International net sales (including export sales) for the three months ended March 31, 2001, were 56% of total net sales, which compares to the comparable year-ago period of 73% and 57% for the immediately preceding quarter. The decreases primarily relate to decreases in net sales in the Pacific Rim region, which includes China, Malaysia, and Taiwan, offset by modest increases in net sales in the U.S.

Gross profit as a percentage of net sales for the three months ended March 31, 2001 was 55.6%, compared with 57.2% for the immediately preceding quarter and 53.3% for the comparable year-ago period. The increase over the comparable year-ago period is due to successful cost reduction efforts and improved absorption of fixed overhead costs. The decrease from the immediately preceding quarter is due to reduced absorption of fixed overhead as the market conditions weakened in the industry. Novellus anticipates continued pressure on gross profit as a percentage of sales as a result of an anticipated decline in revenue levels in the second and third quarters of 2001.

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2001 were $68.9 million compared with $44.1 million in the comparable year-ago quarter, and $59.8 million from the immediately preceding quarter. SG&A expenses as a percentage of net sales for the three months ended March 31, 2001 were 15.0% compared with 20.1% for the comparable year-ago quarter, and 13.5% for the immediately preceding quarter. The increase in SG&A expenses in absolute dollars and as a percentage of revenues from the immediately preceding quarter is due to higher selling costs and the effect of combining the SG&A organizations of GaSonics with Novellus. The decrease in SG&A expenses as a percentage of revenue from the comparable year-ago period is due to Novellus' efforts to control costs as a percentage of revenues.

Research and development (R&D) expenses for the three months ended March 31, 2001 were $70.5 million compared with $44.4 million for the comparable year-ago quarter, and $66.7 million for the immediately preceding quarter. R&D expenses as a percentage of net sales for the three months ended March 31, 2001 were 15.4% compared with 20.2% for the comparable year-ago period, and 15.1% for the immediately preceding quarter. The increase in R&D expenses over the comparable year-ago period and the immediately preceding quarter in absolute dollars is primarily due to higher headcount, project materials, and facilities costs reflecting Novellus' continuing commitment to invest in key product development projects.

Merger costs related to the acquisition of GaSonics were $13.2 million. These costs included professional fees, financial printing, and other related costs. Additionally, these costs include charges related to vacating certain services agreements and the write-off of redundant assets.

Net interest income for the three months ended March 31, 2001 was $16.6 million compared with $5.8 million for the comparable year-ago quarter, and $18.6 million recorded in the immediately preceding quarter. The increase in net interest income over the comparable year-ago quarter is primarily due to increased cash and short-term investment balances as a result of Novellus' secondary public offering of approximately 9.0 million shares during the second quarter of 2000 which resulted in net proceeds to Novellus of $526.3 million. The decrease in net interest income compared to the immediately preceding quarter is due to lower interest rates earned on Novellus' cash and short term investment balances.

Novellus' effective tax rate for the three months ended March 31, 2001 was 31%, which is the same as the comparable year-ago quarter and the immediately preceding quarter, excluding a $6.0 million charge for in-process R&D.

Net income for the three months ended March 31, 2001 was $82.1 million or $0.55 per share compared with $23.8 million or $0.17 per share (excluding a cumulative effect of a change in accounting principle of $89.8 million, or $0.65 per share) for the comparable year-ago period, and $93.9 million or $0.64 per share for the immediately preceding quarter.

Net income for the first quarter, excluding $13.2 million in one-time charges taken in connection with the acquisition of GaSonics, was $91.2 million or $0.62 per share. This represents a modest decrease from fourth quarter net income, excluding a $6.0 million charge for in-process R&D, of $99.9 million or $0.68 per share, but a substantial increase over the comparable quarter in 2000 in which Novellus earned $23.8 million or $0.17 per share, excluding the cumulative effect of a change in accounting principle of $89.8 million or $0.65 per share.

The number of shares used in the per share calculations for the three months ended March 31, 2001 was 148.1 million compared with 137.1 million for the comparable year-ago period and 146.1 million for the immediately preceding period. The increase in shares used for both the comparable year-ago period and the immediate preceding quarter is due to an increased number of common stock equivalents as a result of an increased number of stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

Novellus changed its revenue recognition policy effective January 1, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Novellus recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable and collectibility is reasonably assured. Certain of Novellus' product sales are accounted for as multiple-element arrangements. If Novellus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, Novellus recognizes equipment revenue upon shipment and transfer of title, with the remainder when it becomes due (generally upon acceptance). All other product sales with customer acceptance provisions are recognized upon customer acceptance. Revenue related to spare part sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities.

In accordance with guidance provided in SAB 101, Novellus recorded a non-cash charge of $89.8 million (after reduction for income taxes of $48.6 million), or ($0.65) per share in the first quarter of 2000, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. During the quarter ended April 1, 2000, Novellus recognized $55.0 million in revenue that is included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue was to increase income by $22.9 million, net of tax. There was no amount of revenue recorded in the quarter ended March 31, 2001 that was included in the cumulative effect adjustment as of January 1, 2000.

On January 1, 2001, Novellus adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), as discussed in Note 2, "Recent Accounting Pronouncements" in the Notes to Condensed Consolidated Financial Statements. Novellus enters into forward foreign exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. dollars recorded by Novellus' Japanese subsidiary, Nippon Novellus Systems K.K. Novellus also enters into forward foreign exchange contracts to buy and sell foreign currencies as economic hedges of the parent's intercompany balances denominated in a currency other than the U.S. dollar. The forward foreign exchange contracts are marked to market each period with net foreign currency gains and losses immediately recognized in earnings. The adoption of SFAS 133 did not have a significant impact on Novellus' consolidated financial position or operating results.

EURO CONVERSION

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. As of that date, the Euro traded on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, non-cash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or legacy currency. Between January 1, 1999 and January 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border transparency. Novellus is assessing its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. Novellus is also assessing its information technology systems to allow for transactions to take place in both legacy currencies and the Euro and the eventual elimination of the legacy currencies, and reviewing whether certain existing contracts will need to be modified. Novellus' currency risk for operations in participating countries may be reduced as the legacy currencies are converted to the Euro.

LIQUIDITY AND CAPITAL RESOURCES

Novellus has historically financed its operations and capital resources through cash flow from operations, sales of equity securities and borrowings. Novellus' primary sources of funds at March 31, 2001 consisted of $1,200.0 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $19.7 million from the December 31, 2000 balance of $1,219.7 million. During the second quarter of 2000, Novellus completed a secondary public offering of approximately 9.0 million shares of common stock that resulted in net proceeds to Novellus of approximately $526.3 million.

During the second quarter of 1997, Novellus entered into a five year $125.0 million Senior Credit Facility structured as an unsecured revolving credit line. The borrowings, at the option of Novellus, bear interest at either a base rate plus a margin or the LIBOR plus a margin for interest periods of one to six months. At March 31, 2001, there were no outstanding borrowings under this facility. The Senior Credit Facility requires Novellus to be in compliance with certain financial covenants. At March 31, 2001, Novellus was in compliance with these financial covenants.

In addition, at March 31, 2001, there was $38.6 million available under bank lines of credit that expire at various dates through April 2002. At March 31, 2001, approximately $28.5 million was outstanding under these bank lines of credit, which bear interest at the banks' prime lending rates or offshore reference rates.

During the three months ended March 31, 2001, Novellus' cash and cash equivalents increased $151.7 million to $741.1 million from $589.4 million at December 31, 2001. Net cash used in operating activities during the first three months of 2001 was $1.3 million primarily due to net income of $82.1 million and a decrease in accounts receivable of $63.1 million, offset by decreases in accounts payable, income taxes payable, and deferred profit of $31.0 million, $26.1 million, and $60.5 million, respectively, and an increase in inventories of $33.0 million.

Net cash flows provided by investing activities were $136.3 million during the first three months of 2001. During this period, Novellus had net sales of $176.7 million of available-for-sale securities. These amounts were partially offset by capital expenditures and a change in long-term other assets of $32.8 million and $7.6 million, respectively during the period.

Novellus expects investments in property and equipment in the current fiscal year to approximate $87.5 million of which $16.0 million had been incurred as of March 31, 2001. Novellus intends to finance these investments from existing cash balances and cash flows from operations.

During the first three months of 2001, net cash provided by financing activities increased $16.6 million primarily due to $9.7 million of proceeds from the issuance of common stock related to the exercise of employee stock options. In addition, Novellus received proceeds of $6.9 million under its bank lines of credit.

Novellus believes that its current cash position and cash generated through operations, if any, will be sufficient to meet Novellus' needs through at least the next twelve months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not Applicable.




                     Statement Regarding Forward-Looking Statements Under The Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains forward looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward looking statements. These forward looking statements, which include statements about Novellus' anticipation of continued pressure on gross profits in the second and third quarters of 2001; its belief regarding the realization of deferred tax assets; Novellus' belief that its currency risk may be reduced as the legacy currencies are converted to the Euro; its expectations regarding investments in property and equipment in the current fiscal year; Novellus' intentions regarding financing investments in property and equipment; Novellus' belief regarding the sufficiency of its current cash position through the next twelve months; its belief that there are meritorious defenses to Applied's allegations, that the ultimate outcome of the dispute with Applied will not have a material adverse effect on Novellus' business or results of operations and that it will prevail against Applied in the litigation; Novellus' belief that the Court's order granting summary judgment of non-infringement in the Semitool litigation was correct, and that Novellus will prevail on appeal; and its belief that there are meritorious defenses to Plasma Physics' allegations and that the ultimate outcome of the dispute with Plasma Physics will not have a material adverse effect on Novellus' business or results of operations. Novellus' expectations, objectives, anticipations, intentions and strategies regarding the future, expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements including, but not limited to, that the semiconductor industry will experience a periodic downturn, which could have a material adverse effect on the semiconductor industry's demand for semiconductor processing equipment, the greater financial, marketing, technical or other resources, broader product lines, and more established customer bases that some of Novellus' competitors possess, future competition from new market entrants, improvement of the design and performance of Novellus' competitors' products, Novellus' success in selecting, developing, and marketing new products, or enhancing existing products, its ability to enforce its patents and the inherent uncertainty in the outcome of litigation matters, the availability of raw materials and critical manufacturing equipment, and risks associated with regulatory and trade environments. All forward-looking statements included in this document are based on information available to Novellus on the date hereof, and Novellus assumes no obligation to update any such forward-looking statements. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. The reader should also consult the cautionary statements and risk factors listed from time to time in Novellus' Reports on Forms 10-Q, 8-K, 10-K and its Annual Reports to Shareholders, including Novellus' most recent Annual Report on Form 10-K for the year ended December 31, 2000.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

APPLIED LITIGATION

On July 7, 1997, prior to the consummation of the purchase of TFS from Varian, Applied Materials, Inc. ("Applied") filed a complaint (the "Applied Complaint") against Varian in the United States District Court for the Northern District of California San Jose Division, Civil Action No. C-97-20523 RMW, alleging, among other things, infringement by Varian (including the making, using, selling and/or offering for sale of certain products and systems made by TFS) of United States Patent Nos. 5,171,412, 5,186,718, 5,496,455 and 5,540,821 (the "Applied
Patents"), which patents are owned by Applied.

Immediately after consummation of the TFS purchase, Novellus filed a complaint (the "Novellus Complaint") against Applied in the same Court, Civil Action No. C-97-20551 RMW, alleging infringement by Applied (including the making, using, selling and/or offering for sale of certain products and systems) of United States Patent Nos. 5,314,597, 5,330,628, and 5,635,036 (the "Novellus Patents"), which patents Novellus acquired from Varian in the TFS purchase. In the Novellus Complaint, Novellus also alleged that it is entitled to declarations from Applied that Novellus does not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. Applied has filed counterclaims alleging that Novellus infringes the Applied Patents.

Also after consummation of the TFS purchase, but some time after Novellus filed the Novellus Complaint, Applied amended the Applied Complaint to add Novellus as a defendant. Novellus has requested that the Court dismiss Novellus as a defendant in Applied's lawsuit against Varian. The Court has not yet required Novellus to file an answer to the Applied Complaint.

In addition to a request for a permanent injunction against further infringement, the Applied Complaint and Applied's counterclaims to Novellus Complaint include requests for damages for alleged prior infringement and treble damages for alleged "willful" infringement. In connection with the consummation of the TFS purchase, Varian agreed, under certain circumstances, to reimburse Novellus for certain of its legal and other expenses in connection with the defense and prosecution of this litigation, and to indemnify Novellus for a portion of any losses incurred by Novellus arising from this litigation (including losses resulting from a permanent injunction). Novellus and Varian believe that there are meritorious defenses to Applied's allegations, including among other things, that Novellus' operations (including TFS products and systems) do not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. However, the resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. Although Novellus believes that the ultimate outcome of the dispute with Applied will not have a material adverse effect on Novellus' business or results of operations (taking into account both the defenses available to Novellus and Varian's reimbursement and indemnity obligations), there can be no assurances that Applied will not ultimately prevail in this dispute and that, in such an event, Varian's reimbursement and indemnity obligations will not be sufficient to fully reimburse Novellus for its losses. If Applied were to prevail in this dispute, it could have a material adverse effect on Novellus' business or results of operations.

The Novellus Complaint against Applied also includes requests for damages for prior infringement and treble damages for "willful" infringement, in addition to a request for a permanent injunction for further infringement. Although Novellus believes that it will prevail against Applied, there can be no assurances that Novellus will prevail in its litigation against Applied. If Applied were to prevail against the Novellus Complaint, it could have a material adverse effect on Novellus' business, financial condition or results of operations.

On July 13, 1999, in the Novellus lawsuit against Applied where Novellus has alleged that Applied infringes Novellus patents, the Court ruled on the interpretation of the claims of the Novellus Patents. On September 20, 1999, in the Applied lawsuit against Varian and Novellus, where Applied has alleged that Varian and Novellus infringe Applied patents, the Court ruled on the interpretation of the claims of the Applied patents.

On September 10, 1999, Novellus filed a motion for summary judgment that claims 1, 2 and 8 of its U.S. Patent No. 5,314,597 are not invalid over the prior art asserted against it by Applied. On September 29, 1999, Applied filed a counter-motion for summary judgment that these claims are invalid based on the on-sale bar. On December 7, 1999, the Court entered an order granting Novellus' motion and denying Applied's motion.

On November 4, 1999, Applied moved for leave of Court to amend its prior art chart with respect to Novellus' U.S. Patent No. 5,314,597. On February 15, 2000, the Court granted Applied's motion. On October 4, 2000, the Court entered an order denying Novellus' motion for reconsideration of this order.

On December 17, 1999, Novellus and Varian moved for summary judgment that certain claims of Applied's U.S. Patent No. 5,171,412 were invalid as anticipated or obvious over the prior art. On March 16, 2000, the Court granted this motion in part, and deferred ruling in part.

On December 23, 1999, Novellus moved for summary judgment that its U.S. Patent No. 5,635,036 is not invalid as obvious over the prior art. On March 20, 2000, the Court denied Novellus' motion without prejudice.

On January 14, 2000, Applied withdrew its U.S. Patent No. 5,496,455 from the lawsuits against Novellus and Varian.

On February 4, 2000, Applied filed a motion for summary judgment that claims 10, 11 and 13 of Novellus' U.S. Patent No. 5,314,597 are invalid over the prior art. On March 10, 2000, Novellus filed an opposition and cross-moved for leave to amend its claim chart to withdraw these claims. On April 5, 2000, the Court issued an order denying Applied's motion as moot and granting Novellus' motion.

On March 31, 2000, Novellus filed a renewed motion for partial summary judgment that its U.S. Patent No. 5,635,036 is not invalid as obvious over the prior art. On January 3, 2001, the Court entered an order in response to this motion tentatively amending certain claim constructions and requesting additional briefing.

On March 16, 2000, the Court granted Varian's motion for summary judgement that claims 14 & 18 of Applied's U.S. Patent No 5,171,412 are invalid. In the same order, the Court gave Applied 3 months to conduct discovery concerning an issue relating to Varian's motion for summary judgement that claim 21 is invalid. After that discovery period, Varian may renew its motion to invalidate claim 21.

On July 28, 2000, Applied filed a motion for summary judgment of non-infringement of Novellus' U.S. Patent No. 5,330,628. On October 20, 2000, Novellus filed a non-opposition to that motion, pending appeal of the Court's claim construction. Novellus also cross-moved for the Court to dismiss Applied's allegations that the '628 patent was invalid or unenforceable. On November 20, 2000, the Court entered an order granting both motions.

On May 12, 2000, Novellus and Varian moved for summary judgment that the Inova and MB2 do not infringe Applied's U.S. Patent No. 5,186,718. On August 8, 2000, the Court granted this motion with respect to the Inova. Novellus' motion that the MB2 does not infringe the '718 patent is currently off calendar pending completion of discovery.

On August 18, 2000, Applied filed a motion for partial summary judgment that certain of its products did not infringe Novellus' U.S. Patent No. 5,635,036. On October 24, the Court entered an order denying Applied's motion. The Court, in the same order, also allowed Novellus to withdraw its assertion that certain Applied products infringed certain claims of its U.S. Patent No. 5,314,597.

On or about September 25, 2000, Varian and Applied executed a "License and Settlement Agreement." On September 29, 2000, Varian and Applied filed a Stipulated Dismissal with Prejudice with the Court that reciprocally dismisses all causes of action that Varian and Applied had asserted or could have asserted against one another in the litigation. In addition, Applied has stated, in its agreement with Varian, that it will release Novellus from all claims that arose out of or relate to the litigation that relate to any infringement alleged with respect to the Inova, in the form as it existed as of the effective date of Novellus' purchase of Varian's TFS division. The Stipulated Dismissal, however, expressly excludes Novellus from the scope of any release.

On October 6, 2000, Applied filed a motion for summary judgment of noninfringement of Novellus' U.S. Patent No. 5,314,597. On November 13, 2000, Novellus filed an opposition to that motion, and cross-moved for summary judgment of infringement as to claims 1 and 8 of the '597 patent. These motions were orally argued on January 5, 2001 and are presently under submission.

On November 22, 2000, Applied filed a second motion for summary judgment that its accused products do not infringe Novellus' U.S. Patent No. 5,635,036. This motion was orally argued on January 19, 2001 and is presently under submission.

SEMITOOL LITIGATION

On August 10, 1998, Semitool sued Novellus for patent infringement in the United States District Court for the Northern District of California. Semitool alleges that Novellus' SABRE(TM) copper deposition system infringes two Semitool patents, U.S. Patent No. 5,222,310, issued June 29, 1993, entitled "Single Wafer Processor with a Frame," and U.S. Patent No. 5,377,708, issued January 3, 1995, entitled "Multi-Station Semiconductor Processor with Volatilization." Semitool seeks an injunction against Novellus' manufacture and sale of SABRE(TM) systems, and seeks damages for past infringement. Semitool also seeks trebled damages for alleged willful infringement. Semitool also seeks its attorneys' fees and costs, and interest on any judgement.

On September 24, 1999, the Court ruled on the interpretation of the claims of the Semitool patents. On December 18, 1999, Novellus filed a motion for summary judgement of non-infringement.

On March 17, 2000, the Court granted Novellus' motion for summary judgement of non-infringement. The Court ruled that Novellus' SABRE and SABRE xT systems do not infringe on the two patents asserted by Semitool.

On May 15, 2000, Semitool filed a notice of appeal, appealing the Court's judgement to the United States Court of Appeals for the Federal Circuit. Semitool filed its opening brief on July 24, 2000. Novellus filed its opening brief on October 3, 2000. Semitool filed its reply brief on November 3, 2000. Oral argument took place on April 2, 2001.

Although Novellus believes that the Court's order granting summary judgment of non-infringement was correct, and that Novellus will prevail on appeal, there can be no assurances that Novellus will prevail in its litigation against Semitool. If the Court's order is reversed on appeal, and if Semitool were to prevail against Novellus following the appeal Complaint, it could have a material adverse effect on Novellus' business, financial condition or results of operations.

PLASMA PHYSICS LITIGATION

On December 28, 1999, Plasma Physics Corporation and Solar Physics Corporation (collectively, "Plasma Physics") filed a patent infringement lawsuit against many of Novellus' Japanese and Korean customers. The suit was entitled Plasma Physics and Solar Physics v. Fujitsu et al., Civil Action No. 99-8593, and was pending in the United States District Court for the Eastern District of New York. On July 24, 2000, the Court ordered Plasma Physics to re-file separate complaints against the Japanese and Korean defendants, whereupon, Civil Action No. 99-8593 would be dismissed without prejudice. In accordance with the Court's order, Plasma Physics has since re-filed separate complaints against the Japanese and Korean defendants in the United States District Court for the Eastern District of New York. Many of the defendants have notified Novellus that they believe that Novellus has indemnification obligations and liability for the lawsuits.

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

On June 1, 2000, Novellus filed a declaratory relief action against Plasma Physics and Solar Physics requesting a judgement of non-infringement, invalidity, and unenforceability with respect to the '897 and '784 patents. The suit is entitled Novellus v. Plasma Physics and Solar Physics, Civil Action No. 00-3146, and is pending in the United States District Court for the Eastern District of New York. On June 30, 2000, Plasma Physics filed a motion to dismiss Novellus' complaint for a lack of subject matter jurisdiction. Plasma Physics' motion to dismiss Novellus' complaint was denied without prejudice on July 24, 2000. On July 31, 2000, Plasma Physics filed an Answer and Conditional Counterclaim. Plasma Physics denies that the '897 and '784 patents are invalid and unenforceable. Plasma Physics further denies that the '784 patent is not infringed by Novellus. Plasma Physics also asserted a conditional counterclaim against Novellus, alleging that Novellus' PECVD processing systems infringe the '784 patent.

Novellus believes that there are meritorious defenses to Plasma Physics' allegations, including among other things, that the defendants' use of Novellus' equipment does not infringe the Plasma Physics patents and/or that the Plasma Physics patents are invalid and/or unenforceable. But the resolution of intellectual property disputes is often fact intensive and, like most other litigation matters, inherently uncertain. Although Novellus believes that the ultimate outcome of the dispute with Plasma Physics will not have a material adverse effect on Novellus' business, financial condition, or result of operations (taking into account the defenses available to it), there can be no assurances that Plasma Physics will not ultimately prevail in this dispute and that Novellus will not have any indemnity obligations or liability. If Plasma Physics were to prevail in the dispute, it could have a material adverse effect on Novellus' business, financial condition or results of operations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

 10.1       Amendment no. 2, dated April 13, 2001, to the Participation Agreement by and among Lease Plan
            North America, Inc., Novellus, and ABN AMRO Bank N.V., as agent for the participations named therein, dated August 31, 1998.

 10.2       Amendment no. 7, dated April 13, 2001, to the Participation Agreement by and among Lease Plan
            North America, Inc., Novellus, and ABN AMRO Bank N.V., as agent for the participations named therein, dated October 15, 1997.

 10.3       Amendment no. 2, dated April 13, 2001, to the Participation Agreement by and among Lease Plan
            North America, Inc., Novellus, and ABN AMRO Bank N.V., as agent for the participations named therein, dated August 7, 1998.

 10.4       Amendment no. 2, dated April 13, 2001, to the Participation Agreement by and among Lease Plan
            North America, Inc., Novellus, and ABN AMRO Bank N.V., as agent for the participations named therein, dated June 9, 1997.

 10.5       Participation Agreement by and among Lease Plan North America, Inc., Novellus, and ABN AMRO
            Bank, N.V., as agent for the participations named therein, dated April 13, 2001.

 10.6       Participation Agreement by and among Lease Plan North America, Inc., Novellus, and ABN AMRO
            Bank, N.V., as agent for the participations named therein, dated April 18, 2001.

 10.7 Novellus Systems, Inc. 2001 Stock Incentive Plan, dated May 11, 2001, together with forms of agreements thereunder.

(b) Report on Form 8-K dated January 26, 2001 announcing the closing of its acquisition of GaSonics International Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NOVELLUS SYSTEMS, INC.
                                   -----------------------
                                        REGISTRANT

                                   /s/ Robert H. Smith
                                   -----------------------
                                   Robert H. Smith
                                   Executive Vice President
                                   Finance and Administration
                                   (Principal Financial Officer)


                                    /s/ Kevin S. Royal
                                    -----------------------
                                    Kevin S. Royal

                                    Vice President and Corporate Controller
                                    (Principal Accounting Officer)




                                    May 15, 2001
                                    ------------
                                    Date