Form 10-Q
period 2001-06-30
NOVELLUS SYSTEMS INC
filed 2001-08-14
CIK 836106

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

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


        YES [X]   NO [ ]

As of August 2, 2001 143,200,068 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001



                                      INDEX

                                                                            Page
Part I:  Financial Information

         Item 1:  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at
                  June 30, 2001 and December 31, 2000                          3



                  Condensed Consolidated Statements of Income
                  for the three and six months ended June 30, 2001
                  and July 1, 2000                                             4



                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2001
                  and July 1, 2000                                             5


                  Notes to Condensed Consolidated Financial
                  Statements                                                   6


         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                  12


         Item 3:  Quantitative and Qualitative Disclosures About
                  Market Risk                                                 16


Part II: Other Information


         Item 1:  Legal Proceedings                                           17

         Item 4:  Submission of Matters to a Vote of Security
                  Holders                                                     22

         Item 6:  Exhibits and Reports on Form 8-K                            23



Signatures                                                                    23

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)
--------------------------------------------------------------------------------

                                                         June 30,        December 31,
                                                           2001             2000
                                                                          (Restated)
                                                       -----------       -----------
Assets
Current assets:
  Cash and cash equivalents                            $   708,428       $   589,415
  Short-term investments                                   545,889           630,249
  Accounts receivable, net                                 299,285           401,291
  Inventories                                              272,311           201,672
  Deferred taxes                                            94,571           137,929
  Prepaid and other current assets                          46,832            14,279
                                                       -----------       -----------
       Total current assets                              1,967,316         1,974,835

Property and equipment:
  Machinery and equipment                                  245,331           212,836
  Furniture and fixtures                                    11,387            11,038
  Leasehold improvements                                    79,351            60,690
  Land                                                       8,782             8,782
                                                       -----------       -----------
                                                           344,851           293,346
  Less accumulated depreciation and amortization           158,958           141,791
                                                       -----------       -----------
Property and equipment, net                                185,893           151,555
Other assets                                                74,102            79,084
                                                       -----------       -----------
       Total Assets                                    $ 2,227,311       $ 2,205,474
                                                       ===========       ===========
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                     $    92,415       $   123,023
  Accrued payroll and related expenses                      56,210            70,211
  Accrued warranty                                          52,872            51,343
  Other accrued liabilities                                 40,009            46,187
  Income taxes payable                                       7,800            57,720
  Deferred profit                                           98,618           193,913
  Current obligations under lines of credit                 27,547            21,602
                                                       -----------       -----------
       Total current liabilities                           375,471           563,999

Shareholders' equity:
   Common stock                                          1,260,381         1,200,718
   Retained earnings                                       594,815           453,250
   Accumulated other comprehensive loss                     (3,356)          (12,493)
                                                       -----------       -----------
       Total shareholders' equity                        1,851,840         1,641,475
                                                       -----------       -----------
       Total Liabilities and Shareholders' Equity      $ 2,227,311       $ 2,205,474
                                                       ===========       ===========

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

(in thousands, except per share data)            Three Months Ended             Six Months Ended
(unaudited)                                    June 30,       July 1,        June 30,       July 1,
                                                 2001          2000            2001          2000
                                                            (Restated)                     (Restated)
                                              ---------      ---------      ---------      ---------
Net sales                                     $ 376,899      $ 363,963      $ 835,604      $ 583,921
Cost of sales                                   177,275        161,982        380,995        264,775
                                              ---------      ---------      ---------      ---------
      Gross profit                              199,624        201,981        454,609        319,146
Operating expenses
    Selling, general and administrative          54,468         55,043        123,374        102,865
    Research and development                     72,707         47,218        143,198         87,903
    Merger related costs                             --             --         13,160             --
                                              ---------      ---------      ---------      ---------
      Total operating expenses                  127,175        102,261        279,732        190,768
                                              ---------      ---------      ---------      ---------

Operating income                                 72,449         99,720        174,877        128,378
Interest income, net                             13,379         13,718         29,939         19,511
                                              ---------      ---------      ---------      ---------
Income before provision for income taxes
 and cumulative effect of change in
 accounting principle                            85,828        113,438        204,816        147,889

Provision for income taxes                       26,607         35,227         63,493         45,861
                                              ---------      ---------      ---------      ---------
Income before cumulative effect of
 change in accounting principle                  59,221         78,211        141,323        102,028

Cumulative effect of change in
 accounting principle, net of tax                    --             --             --        (89,788)
                                              ---------      ---------      ---------      ---------
Net income                                    $  59,221      $  78,211      $ 141,323      $  12,240
                                              =========      =========      =========      =========
Net income per share:
 Basic per share amounts:
  Income before cumulative effect of
   change in accounting principle             $    0.42      $    0.58      $    1.00      $    0.77
  Cumulative effect of change in
   accounting principle                              --             --             --      $   (0.68)
                                              ---------      ---------      ---------      ---------
  Basic net income per share                  $    0.42      $    0.58      $    1.00      $    0.09
                                              =========      =========      =========      =========
 Diluted per share amounts:
  Income before cumulative effect of
   change in accounting principle             $    0.40      $    0.54      $    0.95      $    0.73
  Cumulative effect of change in
   accounting principle                              --             --             --      $   (0.64)
                                              ---------      ---------      ---------      ---------

  Diluted net income per share                $    0.40      $    0.54      $    0.95      $    0.09
                                              =========      =========      =========      =========

Shares used in basic calculations               142,267        135,759        141,638        132,002
                                              =========      =========      =========      =========

Shares used in diluted calculations             149,643        144,249        148,876        140,663
                                              =========      =========      =========      =========

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

(in thousands)                                                        Six Months Ended
(unaudited)                                                       June 30,          July 1,
                                                                    2001             2000
                                                                                   (restated)
                                                                -----------       -----------
Cash flows from operating activities:
   Net income                                                   $   141,323       $    12,240
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of change in accounting principle                  --            89,788
    Depreciation and amortization                                    22,809            21,184
    Deferred income taxes                                            43,358           (15,960)
    Deferred compensation                                               725             1,013
    Adjustment to conform fiscal year end of GaSonics                   863                --
Changes in operating assets and liabilities
    Accounts receivable                                             102,006           (21,895)
    Inventories                                                     (73,184)          (37,344)
    Prepaid and other current assets                                (32,553)           (2,031)
    Accounts payable                                                (30,608)           44,974
    Accrued payroll and related expenses                            (14,001)           11,538
    Accrued warranty                                                  1,529            15,514
    Other accrued liabilities                                        (6,178)            8,617
    Income taxes payable                                            (49,920)           14,136
    Deferred profit                                                 (95,295)          (10,380)
    Income tax benefits from employee stock plans                    24,311            32,408
                                                                -----------       -----------
       Total adjustments                                           (106,138)          151,562
                                                                -----------       -----------
       Net cash provided by operating activities                     35,185           163,802
                                                                -----------       -----------
Cash flows from investing activities:
    Purchases of available-for-sale securities                     (980,500)         (289,540)
    Maturities and sales of available-for-sale securities         1,073,177           303,636
    Capital expenditures                                            (49,355)          (39,475)
    Decrease (increase) in other assets                                 555             4,095
                                                                -----------       -----------
       Net cash provided by (used in) investing activities           43,877           (21,284)
                                                                -----------       -----------
Cash flows from financing activities:
     Proceeds from employee compensation plans                       34,006            30,097
     Proceeds from lines of credit, net                               5,945             3,224
     Proceeds from common stock offering                                 --           526,265
                                                                -----------       -----------
       Net cash provided by financing activities                     39,951           559,586
                                                                -----------       -----------
Net increase in cash and cash equivalents                           119,013           702,104
Cash and cash equivalents at the beginning of the period            589,415           198,426
                                                                -----------       -----------
Cash and cash equivalents at the end of the period              $   708,428       $   900,530
                                                                ===========       ===========

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the restated combined consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in Novellus' Form 8-K dated June 1, 2001.

Certain amounts in the prior year balances have been reclassified to conform to current year presentation.

On January 10, 2001, Novellus acquired GaSonics International Corporation (GaSonics), a developer and supplier of photoresist and residue removal technologies. At the completion of the merger, GaSonics became a wholly owned subsidiary of Novellus. The GaSonics merger was accounted for as a pooling-of-interests combination for financial reporting purposes in accordance with generally accepted accounting principles and accordingly, Novellus' historical consolidated financial statements presented have been restated to include the financial position, results of operations, and cash flows of GaSonics. The condensed consolidated financial statements for July 1, 2000 include results of Novellus' operations and balance sheet data on a December 31 fiscal year basis and GaSonics' results and balance sheet data on a September 30 fiscal year basis. In the transaction, Novellus acquired all outstanding shares of GaSonics in a stock-for-stock merger, with all outstanding shares of GaSonics capital stock converted into approximately 9,240,000 shares of Novellus common stock. In addition, all outstanding options to purchase shares of GaSonics capital stock were automatically converted into options to purchase approximately 1,400,000 shares of Novellus common stock. There were no transactions between GaSonics and Novellus prior to the combination.

The following information shows revenue and net income of the separate companies for the periods preceding the combination. Information related to GaSonics is for the three and six months ended March 31, 2000 (in thousands).

                                                  Conforming
                        Novellus      GaSonics    Adjustments      Combined
                        --------      --------      --------       --------
Three months ended
 July 1, 2000
  Revenue               $334,999      $ 33,705      $ (4,741)      $363,963
  Net income              77,222         3,602        (2,613)        78,211

Six months ended
 July 1, 2000
  Revenue               $533,713      $ 59,308      $ (9,100)      $583,921
  Net income              17,172         4,940        (9,872)        12,240

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue and net income of GaSonics for the three-month period ended December 31, 2000, which is excluded in the accompanying financial statements was $47.7 million and $863,000, respectively. Included in the accompanying condensed consolidated statement of income for the six months ended June 30, 2001 are merger related expenses totaling $13.2 million consisting primarily of professional fees, financial printing, and other related costs. Additionally, these costs included charges related to vacating certain service agreements and the write-off of certain redundant assets. Conforming adjustments consist of an adjustment to the provision for income taxes for the realization of deferred tax assets in fiscal 1999, rather than in fiscal 2000, adjustments related to adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" as of October 1, 1999, and certain reclassifications to comply with Novellus' accounting policies.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition in Financial Statements

Novellus changed its revenue recognition policy effective January 1, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Novellus recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed and determinable and collectibility is reasonably assured. Certain of Novellus' product sales are accounted for as multiple-element arrangements. If Novellus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, Novellus recognizes equipment revenue upon shipment and transfer of title, with the remainder when it becomes due (generally upon acceptance). All other product sales with customer acceptance provisions are recognized upon customer acceptance. Revenue related to spare part sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

In accordance with guidance provided in SAB 101, Novellus recorded a non-cash charge of $89.8 million (after reduction for income taxes of $48.6 million), or ($0.64) per share for the six months ended June 30, 2001, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. During the three and six months ended July 1, 2000, Novellus recognized revenue of $110.6 million and $165.6 million, respectively, that was included in the cumulative effect adjustment as of January 1, 2000, which increased income by $44.4 million and $66.9 million, respectively, net of tax, for the three and six months ended July 1, 2000. There was no amount of revenue recorded in the three and six months ended June 30, 2001 that was included in the cumulative effect adjustment as of January 1, 2000.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting for Derivative Instruments and Hedging Activities

On January 1, 2001, Novellus adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), which establishes accounting and reporting standards for derivative instruments, including forward exchange contracts, and hedging activities. SFAS 133 requires Novellus to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on Novellus' consolidated financial position or operating results.

Business Combinations and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 141 and
142. Other intangible assets will continue to be amortized over their useful lives.

Novellus will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of $3.5 million per year. During 2002, Novellus will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. At this time, Novellus is unable to determine the effect of these tests on its earnings and financial position.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

                     Jun. 30, 2001    Dec. 31, 2000
                        --------         --------
Purchased parts         $195,478         $135,204
Work-in-process           69,975           56,997
Finished goods             6,858            9,471
                        --------         --------
                        $272,311         $201,672
                        ========         ========

4. LINES OF CREDIT

Novellus has lines of credit with three banks which expire at various dates through May 2002 under which Novellus can borrow up to $36.6 million at rates that approximate the banks' prime rates. These facilities are available to Novellus' Japanese subsidiaries, Nippon Novellus Systems K.K. and GaSonics International Corporation K.K.

5. NET INCOME PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128. Basic earnings per share exclude the dilutive effect of employee stock options. Diluted earnings per share includes the dilutive effect of employee stock options.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                       Three Months Ended              Six Months Ended
                                     June 30,        July 1,       June 30,       July 1,
                                       2001           2000           2001          2000
                                    ---------      ---------      ---------      ---------
Numerator:
   Income before cumulative
    effect of change in
    accounting principle               59,221         78,211        141,323        102,028
   Cumulative effect of change
    in accounting principle                --             --             --        (89,788)
                                    ---------      ---------      ---------      ---------
Net income                          $  59,221      $  78,211      $ 141,323      $  12,240
                                    =========      =========      =========      =========
Denominator:
   Basic weighted-average
    shares outstanding                142,267        135,759        141,638        132,002
   Employee stock options               7,376          8,490          7,238          8,661
                                    ---------      ---------      ---------      ---------
   Diluted weighted-average
    shares outstanding                149,643        144,249        148,876        140,663
                                    =========      =========      =========      =========

Basic earnings per share            $    0.42      $    0.58      $    1.00      $    0.09
                                    =========      =========      =========      =========

Diluted earnings per share          $    0.40      $    0.54      $    0.95      $    0.09
                                    =========      =========      =========      =========

6. LONG-TERM DEBT

During the second quarter of 1997, Novellus entered into a five year $125.0 million Senior Credit Facility structured as an unsecured revolving credit line. Novellus terminated the Senior Credit Facility on June 8, 2001.

7. COMMITMENTS

On April 13, 2001 and April 18, 2001, Novellus entered into two additional lease agreements, increasing the total number of properties under lease agreements to fourteen. One agreement refinanced an already existing property, while the other agreement added a property under the lease agreements. The agreements are for five years each with the option to extend for three one-year renewal periods at an interest rate that is based on LIBOR plus a margin. These lease terms expire at various dates beginning June 2002 through April 2006.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At current interest rates, the annual lease payments total approximately $15.0 million. Additionally, Novellus has unborrowed financing facilities which will increase its annual lease payments by approximately $8.9 million once these lines are utilized. During the terms of the leases, Novellus may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable. These leases contain certain restrictive financial covenants. In connection with its sale of $880 million of debentures on July 26, 2001 discussed in Note 9 below, Novellus was not, following the closing of the sale of the debentures, in compliance with all of these covenants. Novellus has, however, secured a temporary waiver of certain of these covenants until September 24, 2001, at which time Novellus believes it will have reached agreement on a permanent waiver or a change in the covenants.

8. COMPREHENSIVE INCOME

The following are the components of comprehensive income:

                                     Three Months Ended             Six Months Ended
                                   Jun. 30,        Jul. 1,       Jun. 30,       Jul. 1,
                                     2001           2000           2001          2000
                                                 (Restated)                   (Restated)
                                   --------       --------       --------      --------
Net income                         $ 59,221       $ 78,211       $141,323      $ 12,240

Foreign currency translation
  adjustment                         (1,391)          (455)           820        (1,032)
Unrealized gain on available-
  for-sale securities                 2,991            590          8,317           590
                                   --------       --------       --------      --------
Comprehensive income               $ 60,821       $ 78,346       $150,460      $ 11,798
                                   ========       ========       ========      ========

The components of accumulated other comprehensive loss, net of related tax are as follows:

                                                    Jun. 30,           Dec. 31,
                                                      2001               2000
                                                    --------           --------
Foreign currency translation
  adjustment                                        $ (1,482)          $ (2,302)
Unrealized loss on available-
  for-sale securities                                 (1,874)           (10,191)
                                                    --------           --------
                                                    $ (3,356)          $(12,493)
                                                    ========           ========

9. SUBSEQUENT EVENT

On July 26, 2001, Novellus issued and sold $880 million of Liquid Yield Option(TM) Notes (LYONs) due July 26, 2031. The net proceeds from the LYONs offering were $862.4 million. The LYONs are zero-coupon, subordinated debentures that may be converted into shares of Novellus common stock, subject to specified conditions as set forth in the indenture. The LYONs are convertible into 13.0950 shares of Novellus common stock per LYON, subject to antidilutive adjustments.

Certain proceeds from the sale of the LYONs have been pledged into a pledge account to secure Novellus' obligations under the LYONs until July 26, 2002. Novellus may be required to purchase some or all of the LYONs on July 26, 2002 for cash. Additionally, Novellus has the option of redeeming the LYONs on or after July 26, 2004 for cash. Upon expiration of the obligations under the pledge account, Novellus intends to use the net proceeds of the offering, if any, for general corporate purposes.

Novellus may be obligated to pay contingent interest on the LYONs during the six-month period commencing July 27, 2004 and during any six-month period thereafter if the average market price of a LYON for a certain measurement period immediately preceding the applicable six-month period equals 120% or more of the issue price of the LYONs. The amount of contingent interest payable during any six-month period will be the sum of any contingent interest payable in the first and the second three-month periods during such six-month period. During any three-month period in which contingent interest is payable, the contingent interest payable per LYON for such period will be equal to the greater of (1) .0625% of the average market price of a LYON for the measurement period referred to above, or (2) the sum of all regular cash dividends paid by us per share on our common stock during such three-month period multiplied by the number of shares of common stock issuable upon conversion of a LYON at the then applicable conversion rate.

As a result of the sale of the LYONs and the grant of the security interests contemplated by the LYONs, Novellus would, absent a waiver, have been in violation of certain covenants, which could have given rise to defaults, under certain of Novellus' real property leases (the "Lease Agreements") and participation agreements for those leases (the "Participation Agreements"). The outstanding lease amounts under such leases aggregated approximately $300 million at June 30, 2001. Novellus has obtained temporary waivers of such covenants which waivers will, unless extended, expire on September 24, 2001.

Novellus is currently seeking permanent waivers of the relevant covenants under the Participation Agreements. Novellus is also evaluating restructuring and refinancing options for Novellus' real property Lease Agreements and Participation Agreements which, if timely obtained, would eliminate the need for the permanent waivers. While Novellus believes it will be successful in securing the necessary amendments or waivers or in concluding any restructuring or refinancing in a timely manner, failure to obtain the amendments or waivers or to restructure or refinance the real property leases could result in defaults under as well as increases in rental payments under the Lease Agreements and the Participation Agreements.

In the event of such defaults, the lessors and their participants under the Lease Agreements and Participation Agreements could require Novellus to purchase the real properties covered thereby for the outstanding aggregate lease amounts of approximately $300 million and pay related costs and other expenses associated with the early termination of the Lease Agreements. In addition, because the Lease Agreements are off balance sheet transactions under generally accepted accounting principles, any such purchases could result in substantial depreciation expenses (in excess of Novellus' current lease payments) that Novellus would be required to recognize over a substantial period of time, which could negatively impact Novellus' results of operations, earnings per share and the trading performance of its Common Stock and LYONs.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. LITIGATION

For a discussion of legal matters, see Part II: Other Information, Item 1: Legal Proceedings.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward-looking statements. These forward-looking statements, which include statements about Novellus' beliefs, expectations and intentions regarding the future and current litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

Forward-looking statements in this Quarterly Report include, without limitation:
Novellus' expectation that investments in property and equipment in fiscal 2001 will approximate $77.0 million; Novellus' intent to finance its investments in property and equipment in fiscal 2001 from existing cash balances and cash flows from operations; Novellus' intent to use certain proceeds of its July 2001 debentures offering for general corporate purposes; Novellus' belief that its current cash position and cash generated through operations will be sufficient to meet Novellus' needs through at least the next twelve months; Novellus' belief that there are meritorious defenses in the Applied Materials, Semitool and Plasma Physics litigation matters; and Novellus' beliefs with respect to the outcomes of the Applied Materials, Semitool and Plasma Physics litigation matters and current patent infringement inquiries.

All forward-looking statements included in this Quarterly Report are based on information available to Novellus on the date hereof, and Novellus assumes no obligation to update any such forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. You should also consult the cautionary statements and risk factors listed from time to time in Novellus' Reports on Forms 10-Q, 8-K, 10-K and its Annual Reports to Shareholders, including Novellus' most recent Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

On January 10, 2001, Novellus acquired GaSonics International Corporation (GaSonics), a developer and supplier of photoresist and residue removal technologies. At the completion of the merger, GaSonics became a wholly owned subsidiary of Novellus. The GaSonics merger was accounted for as a pooling-of-interests combination for financial reporting purposes in accordance with generally accepted accounting principles and accordingly, Novellus' historical consolidated financial statements have been restated to include the accounts and results of operations of GaSonics. In the transaction, Novellus acquired all outstanding shares of GaSonics in a stock-for-stock merger, with all outstanding shares of GaSonics capital stock converted into approximately 9,240,000 shares of Novellus common stock. In addition, all outstanding options to purchase shares of GaSonics capital stock were automatically converted into options to purchase approximately 1,400,000 shares of Novellus common stock. There were no transactions between GaSonics and Novellus prior to the combination and certain adjustments were necessary to conform GaSonics' accounting policies to Novellus' accounting policies.

Net sales for the three and six months ended June 30, 2001 were $376.9 million and $835.6 million, respectively. Net sales for the three and six months ended July 1, 2000 were $364.0 million and $583.9 million, respectively. Net sales were $458.7 million in the quarter ended March 31, 2001. The increases in net sales over the comparable year-ago periods are primarily due to the recognition of prior quarters' shipments in accordance with SAB 101. The decrease from the immediately preceding quarter is primarily due to market conditions, as shipments significantly decreased quarter over quarter.

International net sales (including export sales) for both the three and six months ended June 30, 2001, were 55% of total net sales, which compares to the comparable year-ago periods of 69% and 71%, respectively, and 56% for the immediately preceding quarter. The decreases from the comparable prior year periods primarily relate to decreases in net sales in Korea, Malaysia, and Taiwan. The decrease from the immediately preceding quarter is primarily attributable to a decrease in net sales in Korea.

Gross profit as a percentage of net sales for the three and six months ended June 30, 2001 was 53.0% and 54.4%, compared with 55.5% and 54.7%, respectively, for the comparable year-ago periods. Gross profit as a percentage of net sales decreased from 55.6% in the immediately preceding quarter. The decreases from the comparable year-ago periods and the immediately preceding quarter are due to reduced absorption of fixed overhead as the market conditions continued to weaken in the industry. Novellus anticipates continued pressure on gross profit as a percentage of sales as a result of an anticipated decline in revenue levels in the third and fourth quarters of 2001.

Selling, general and administrative (SG&A) expenses for the three and six months ended June 30, 2001 were $54.5 million and $123.4 million compared with $55.0 million and $102.9 million in the comparable year-ago periods, and $68.9 million in the immediately preceding quarter. SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2001 were 14.5% and 14.8% compared with 15.1% and 17.6% for the comparable year-ago periods, and 15.0% for the immediately preceding quarter. The increase in SG&A expenses for the six month period ended June 30, 2001 (in absolute dollars) from the comparable year-ago period is due to higher selling costs and the effect of combining the SG&A organizations of GaSonics with Novellus. The decrease in SG&A expenses as a percentage of revenue from the comparable year-ago periods is due to

Novellus' efforts to control costs as a percentage of revenues. The decrease in SG&A expenses from the immediately preceding quarter is primarily due to lower sales-related costs such as trade shows and commissions.

Research and development (R&D) expenses for the three and six months ended June 30, 2001 were $72.7 million and $143.2 million compared with $47.2 million and $87.9 million for the comparable year-ago periods. In addition, research and development expenses increased $2.2 million over the immediately preceding quarter. R&D expenses as a percentage of net sales for the three and six months ended June 30, 2001 were 19.3% and 17.1% compared with 13.0% and 15.1% for the comparable year-ago periods, and 15.4% for the immediately preceding quarter. The increases in R&D expenses over the comparable year-ago periods and the immediately preceding quarter in absolute dollars and as a percentage of sales are primarily due to programs to accelerate Novellus 300-millimeter and low-k product offerings.

Merger costs related to the acquisition of GaSonics were $13.2 million during the six months ended June 30, 2001. These costs included professional fees, financial printing, and other related costs. Additionally, these costs included charges related to vacating certain service agreements and the write-off of certain redundant assets.

Net interest income for the three and six months ended June 30, 2001 was $13.4 million and $29.9 million, respectively, when compared with $13.7 million and $19.5 million for the comparable year-ago periods, and $16.6 million in the immediately preceding quarter. The decrease in net interest income compared to the comparable year-ago three-month period and the immediately preceding quarter is due to lower interest rates earned on Novellus' cash and short term investment balances. The increase in net interest income over the comparable year-ago six-month period is primarily due to increased cash and short-term investment balances as a result of Novellus' secondary public offering of approximately 9.0 million shares during the second quarter of 2000, offset by declining rates of return.

Novellus' effective tax rate for the three and six months ended June 30, 2001 was 31%, which is the same as the comparable year-ago periods and the immediately preceding quarter.

Net income for the three and six months ended June 30, 2001 was $59.2 million and $141.3 million or $0.40 and $0.95 per diluted share, respectively, compared with $78.2 million and $102.0 million or $0.54 and $0.73 per diluted share, respectively (excluding a cumulative effect of a change in accounting principle of $89.8 million or $0.64 per diluted share) for the comparable year-ago periods, and net income of $82.1 million, or $0.55 per diluted share for the immediately preceding quarter.

Net income for the six months ended June 30, 2001, excluding $13.2 million in one-time charges taken in connection with the acquisition of GaSonics, was $150.4 million or $1.01 per diluted share. This represents a substantial increase over the comparable six-month period in 2000 in which Novellus earned $102.0 million or $0.73 per share, excluding the cumulative effect of a change in accounting principle of $89.8 million or $0.64 per diluted share.

The number of shares used in the per share calculations for the three and six months ended June 30, 2001 was 149.6 million and 148.9 million, respectively, compared with 144.2 million and 140.7 million for the comparable year-ago periods and 148.1 million for the immediately preceding quarter. The increases in shares used compared to the comparable year-ago periods are due to Novellus' secondary public offering of approximately 9.0 million shares during the second quarter of 2000 and stock option exercises. The increase in shares used over the immediately preceding quarter is due to stock option exercises.

RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition in Financial Statements

Novellus changed its revenue recognition policy effective January 1, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Novellus recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed and determinable and collectibility is reasonably assured. Certain of Novellus' product sales are accounted for as multiple-element arrangements. If Novellus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, Novellus recognizes equipment revenue upon shipment and transfer of title, with the remainder when it becomes due (generally upon acceptance). All other product sales with customer acceptance provisions are recognized upon customer acceptance. Revenue related to spare part sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

In accordance with guidance provided in SAB 101, Novellus recorded a non-cash charge of $89.8 million (after reduction for income taxes of $48.6 million), or ($0.64) per share for the six months ended June 31, 2001, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. During the three and six months ended July 1, 2000, Novellus recognized revenue of $110.6 million and $165.6 million, respectively, that was included in the cumulative effect adjustment as of January 1, 2000, which, included increased income by $44.4 million and $66.9 million, respectively, net of tax for the three and six months ended July, 1, 2000. There was no amount of revenue recorded in the three and six months ended June 30, 2001 that was included in the cumulative effect adjustment as of January 1, 2000.

Accounting for Derivative Instruments and Hedging Activities

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

Business Combinations and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 141 and
142. Other intangible assets will continue to be amortized over their useful lives.

Novellus will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of $3.5 million per year. During 2002, Novellus will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. At this time, Novellus is unable to determine the effect of these tests on its earnings and financial position.

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

LIQUIDITY AND CAPITAL RESOURCES

Novellus has historically financed its operations and capital resources through cash flow from operations, equity securities offerings, and borrowings. Novellus' primary sources of funds at June 30, 2001 consisted of $1,254.3 million of cash, cash equivalents, and short-term investments. This amount represents an increase of $34.7 million from the December 31, 2000 balance of $1,219.7 million. During the second quarter of 2000, Novellus completed a secondary public offering of approximately 9.0 million shares of common stock that resulted in net proceeds to Novellus of approximately $526.3 million.

During the second quarter of 1997, Novellus entered into a five year $125.0 million Senior Credit Facility structured as an unsecured revolving credit line. Novellus terminated the Senior Credit Facility on June 8, 2001.

Novellus has lines of credit with three banks which expire at various dates through May 2002 under which Novellus can borrow up to $36.6 million at rates that approximate the banks' prime rates. These facilities are available to Novellus' Japanese subsidiaries, Nippon Novellus Systems K.K. and GaSonics International Corporation K.K.

During the six months ended June 30, 2001, Novellus' cash and cash equivalents increased $119.0 million to $708.4 million from $589.4 million at December 31, 2001. Net cash provided by operating activities during the first six months of 2001 was $35.2 million primarily due to net income of $141.3 million and a decrease in accounts receivable of $102.0 million, offset by decreases in deferred profit and income taxes payable of $95.3 million and $49.9 million, respectively, and an increase in inventories of $73.2 million.

Net cash flows provided by investing activities were $43.9 million during the first six months of 2001. The amount provided by investing activities was primarily due to net sales and maturities of available-for-sale securities of $92.7 million, partially offset by $49.4 million in capital expenditures.

Novellus expects investments in property and equipment in the current fiscal year to approximate $77.0 million of which $34.7 million had been committed as of June 30, 2001. Novellus intends to finance these investments from existing cash balances and cash flows from operations.

During the first six months of 2001, net cash provided by financing activities was $40.0 million primarily due to $34.0 million of proceeds from the issuance of common stock related to employee incentive stock option and stock purchase plans. In addition, Novellus received proceeds of $6.0 million under its bank lines of credit.

On July 26, 2001, Novellus issued and sold $880 million of Liquid Yield Option(TM) Notes (LYONs) due July 26, 2031. The net proceeds from the LYONs offering were $862.4 million. The LYONs are zero-coupon, subordinated debentures that may be converted into shares of Novellus common stock, subject to specified conditions as set forth in the indenture. The LYONs are convertible into 13.0950 shares of Novellus common stock per LYON, subject to antidilutive adjustments.

Certain proceeds from the sale of the LYONs have been pledged into a pledge account to secure Novellus' obligations under the LYONs until July 26, 2002. Novellus may be required to purchase some or all of the LYONs on July 26, 2002 for cash. Additionally, Novellus has the option of redeeming the LYONs on or after July 26, 2004 for cash. Upon expiration of the obligations under the pledge account, Novellus intends to use the net proceeds of the offering, if any, for general corporate purposes.

Novellus may be obligated to pay contingent interest on the LYONs during the six-month period commencing July 27, 2004 and during any six-month period thereafter if the average market price of a LYON for a certain measurement period immediately preceding the applicable six-month period equals 120% or more of the issue price of the LYONs. The amount of contingent interest payable during any six-month period will be the sum of any contingent interest payable in the first and the second three-month periods during such six-month period. During any three-month period in which contingent interest is payable, the contingent interest payable per LYON for such period will be equal to the greater of (1) .0625% of the average market price of a LYON for the measurement period referred to above, or (2) the sum of all regular cash dividends paid by us per share on our common stock during such three-month period multiplied by the number of shares of common stock issuable upon conversion of a LYON at the then applicable conversion rate.

As a result of the sale of the LYONs and the grant of the security interests contemplated by the LYONs, Novellus would, absent a waiver, have been in violation of certain covenants, which could have given rise to defaults, under certain of Novellus' real property leases (the "Lease Agreements") and participation agreements for those leases (the "Participation Agreements"). The outstanding lease amounts under such leases aggregated approximately $300 million at June 30, 2001. Novellus has obtained temporary waivers of such covenants which waivers will, unless extended, expire on September 24, 2001.

Novellus is currently seeking permanent waivers of the relevant covenants under the Participation Agreements. Novellus is also evaluating restructuring and refinancing options for Novellus' real property Lease Agreements and Participation Agreements which, if timely obtained, would eliminate the need for the permanent waivers. While Novellus believes it will be successful in securing the necessary amendments or waivers or in concluding any restructuring or refinancing in a timely manner, failure to obtain the amendments or waivers or to restructure or refinance the real property leases could result in defaults under as well as increases in rental payments under the Lease Agreements and the Participation Agreements.

In the event of such defaults, the lessors and their participants under the Lease Agreements and Participation Agreements could require Novellus to purchase the real properties covered thereby for the outstanding aggregate lease amounts of approximately $300 million and pay related costs and other expenses associated with the early termination of the Lease Agreements. In addition, because the Lease Agreements are off balance sheet transactions under generally accepted accounting principles, any such purchases could result in substantial depreciation expenses (in excess of Novellus' current lease payments) that Novellus would be required to recognize over a substantial period of time, which could negatively impact Novellus' results of operations, earnings per share and the trading performance of its Common Stock and LYONs.

Novellus believes that its current cash position and cash generated through operations will be sufficient to meet Novellus' needs through at least the next twelve months.

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

In addition to a request for a permanent injunction against further infringement, the Applied Complaint and Applied's counterclaims to the Novellus Complaint include requests for damages for alleged prior infringement and treble damages for alleged "willful" infringement. In connection with the consummation of the TFS purchase, Varian agreed, under certain circumstances, to reimburse Novellus for certain of its legal and other expenses in connection with the defense and prosecution of this litigation, and to indemnify Novellus for a portion of any losses incurred by Novellus arising from this litigation (including losses resulting from a permanent injunction). Novellus and Varian believe that there are meritorious defenses to Applied's allegations, including among other things, that Novellus' operations (including TFS products and systems) do not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. However, the resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. Although Novellus believes that the ultimate outcome of the dispute with Applied will not have a material adverse effect on Novellus' business, financial condition, or results of operations (taking into account both the defenses available to Novellus and Varian's reimbursement and indemnity obligations), there can be no assurances that Applied will not ultimately prevail in this dispute and that, in such an event, Varian's reimbursement and indemnity obligations will not be sufficient to fully reimburse Novellus for its losses. If Applied were to prevail in this dispute, it could have a material adverse effect on Novellus' business or results of operations.

The Novellus Complaint against Applied also includes requests for damages for prior infringement and treble damages for "willful" infringement, in addition to a request for a permanent injunction for further infringement. Although Novellus believes that it will prevail against Applied, there can be no assurances that Novellus will prevail in its litigation against Applied. If Applied were to prevail against the Novellus Complaint, it could have a material adverse effect on Novellus' business, financial condition, or results of operations.

On July 13, 1999, in the Novellus lawsuit against Applied where Novellus has alleged that Applied infringes Novellus patents, the Court ruled on the interpretation of the claims of Novellus patents. On September 20, 1999, in the Applied lawsuit against Varian and Novellus, where Applied has alleged that Varian and Novellus infringe Applied patents, the Court ruled on the interpretation of the claims of the Applied patents.

On September 10, 1999, Novellus filed a motion for summary judgment that claims 1, 2, and 8 of its U.S. Patent No. 5,314,597 are not invalid over the prior art asserted against it by Applied. On September 29, 1999, Applied filed a counter-motion for summary judgment that these claims are invalid based on the on-sale bar. On December 7, 1999, the Court entered an order granting Novellus' motion and denying Applied's motion.

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

On July 28, 2000, Applied filed a motion for summary judgment of non-infringement of Novellus' U.S. Patent No. 5,330,628 (the "'628 Patent"). On October 20, 2000, Novellus filed a non-opposition to that motion, pending appeal of the Court's claim construction. Novellus also cross-moved for the Court to dismiss Applied's allegations that the '628 patent was invalid or unenforceable. On November 20, 2000, the Court entered an order granting both motions.

On May 12, 2000, Novellus and Varian moved for summary judgment that the Inova and MB2 do not infringe Applied's U.S. Patent No. 5,186,718 (the "'718 Patent"). On August 8,

2000, the Court granted this motion with respect to the Inova. Novellus' motion that the MB2 does not infringe the '718 patent is currently off calendar pending completion of discovery.

On August 18, 2000, Applied filed a motion for partial summary judgment that certain of its products did not infringe Novellus' U.S. Patent No. 5,635,036. On October 24, 2000, the Court entered an order denying Applied's motion. The Court, in the same order, also allowed Novellus to withdraw its assertion that certain Applied products infringed certain claims of its U.S. Patent No. 5,314,597.

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

SEMITOOL I LITIGATION

On August 10, 1998, Semitool sued Novellus for patent infringement in the United States District Court for the Northern District of California. Semitool alleged that Novellus' SABRE(TM) copper deposition system infringes two Semitool patents, U.S. Patent No. 5,222,310, issued June 29, 1993, entitled "Single Wafer Processor with a Frame," and U.S. Patent No. 5,377,708, issued January 3, 1995, entitled "Multi-Station Semiconductor Processor with Volatilization." Semitool sought an injunction against Novellus' manufacture and sale of SABRE(TM) systems, and damages for past infringement. Semitool also sought trebled damages for alleged willful infringement. Semitool also sought its attorneys' fees and costs, and interest on any judgement.

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

On June 8, 2001, the United States Court of Appeals for the Federal Circuit affirmed the District Court's Order. Semitool has not yet informed the Company whether it will appeal or seek a rehearing of the Federal Circuit's decision.

Although Novellus believes that the Court's order granting summary judgment of non-infringement was correct, and that Novellus will continue to prevail on appeal, there can be no assurances that Novellus will ultimately prevail in its litigation against Semitool. If the Federal Circuit's order is reversed by the

United States Supreme Court, and if Semitool were to prevail against Novellus following the appeal, this could have a material adverse effect on Novellus' business, financial condition, or results of operations.

SEMITOOL II LITIGATION

On June 11, 2001, Semitool sued the Company for patent infringement in the United States District Court for the District of Oregon (the "District Court"). Semitool alleges that the Company infringes Semitool's U.S. Patent No. 6,197,181, issued March 6, 2001, entitled "Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece" (the "'181 Patent"). Semitool seeks an injunction against the Company and damages for past infringement. Semitool also seeks trebled damages for alleged willful infringement. Semitool further seeks its attorneys' fees and costs, and interest on any judgment. The Company answered Semitool's complaint on July 23, 2001. In its answer, the Company alleges that the Company has not infringed Semitool's `181 patent, and that the `181 patent is invalid.

The Company believes that there are meritorious defenses to Semitool's allegations, including among other things, that the Company does not infringe the '181 Patent and/or that the '181 Patent is invalid and/or unenforceable. But the resolution of intellectual property disputes is often fact intensive and, like most other litigation matters, inherently uncertain.

Although the Company believes that the ultimate outcome of the dispute with Semitool will not have a material adverse effect on the Company's business, financial condition, or results of operations (taking into account the defenses available to the Company), there can be no assurances that Semitool will not ultimately prevail in this dispute. If Semitool were to prevail in the dispute, it could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

Novellus believes that there are meritorious defenses to Plasma Physics' allegations, including among other things, that the defendants' use of Novellus' equipment does not infringe the Plasma Physics patents and/or that the Plasma Physics patents are invalid and/or unenforceable. But the resolution of intellectual property disputes is often fact intensive and, like most other litigation matters, inherently uncertain. Although Novellus believes that the ultimate outcome of the dispute with Plasma Physics will not have a material adverse effect on Novellus' business, financial condition, or result of operations (taking into account the defenses available to it), there can be no assurances that Plasma Physics will not ultimately prevail in this dispute and that Novellus will not have any indemnity obligations or liability. If Plasma Physics were to prevail in the dispute, it could have a material adverse effect on Novellus' business, financial condition, or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders, held on May 11, 2001, the following proposals were adopted by the margins indicated:

1. Election of Directors.

    Nominee                        In Favor                           Withheld
    -------                       -----------                        ----------
    Richard S. Hill                98,590,930                        14,562,921
    D. James Guzy                 112,421,097                           732,754
    J. David Litster              112,420,961                           732,890
    Tom Long                      112,418,604                           735,247
    Glen Possley                  112,409,501                           744,350
    Robert H. Smith                98,147,737                        15,006,114
    William R. Spivey             112,427,422                           726,429


2. Approval of the Company's 2001 Stock Incentive Plan (the "Plan"), which reserved for the issuance of 6,360,000 shares under the Plan.

    In Favor                       Opposed                          Abstained
    ----------                    ----------                        ---------
    85,963,470                    26,705,215                          485,166


3. Ratification of Appointment of Ernst & Young LLP as Certified Public Accountants of the Company for the next fiscal year ended December 31, 2001.

    In Favor                        Opposed                          Abstained
    -----------                    ----------                        ---------
    109,153,283                     3,607,625                          392,943

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        Not applicable.

(b)  Reports on Form 8-K

        Report on Form 8-K dated June 1, 2001 filing a copy of the restated financials related to the merger between Novellus and GaSonics.


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


                                       /s/ Kevin S. Royal
                                       ---------------------------------------
                                       Kevin S. Royal
                                       Vice President and Corporate Controller
                                       (Principal Accounting Officer)


                                       August 14, 2001
                                       ---------------------------------------
                                       Date