Form 10-Q
period 2001-09-29
NOVELLUS SYSTEMS INC
filed 2001-11-13
CIK 836106

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _______


                             Commission File Number

                                     0-17157


                             NOVELLUS SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


                         CALIFORNIA                                                 77-0024666
(State or other jurisdiction of incorporation of organization)        (I.R.S. Employer Identification Number)


                             4000 NORTH FIRST STREET
                           SAN JOSE, CALIFORNIA 95134
           (Address of principal executive offices including zip code)

                                 (408) 943-9700
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES [X] NO [ ]

As of October 29, 2001 143,316,426 shares of the Registrant's common stock, no par value, were issued and outstanding.

                             NOVELLUS SYSTEMS, INC.
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 29, 2001

                                TABLE OF CONTENTS

                                                                                             Page
Part I: Financial Information

   Item 1:  Condensed Consolidated Financial Statements

            Condensed Consolidated Statements of Income for the three and nine
            months ended September 29, 2001 and September 30, 2000                             3

            Condensed Consolidated Balance Sheets at September 29, 2001
            and December 31, 2000                                                              4

            Condensed Consolidated Statements of Cash Flows for the nine months
            ended September 29, 2001 and September 30, 2000                                    5

            Notes to Condensed Consolidated Financial Statements                               6

   Item 2:  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                              12

   Item 3:  Quantitative and Qualitative Disclosures About Market Risk                         16

Part II: Other Information

   Item 1:  Legal Proceedings                                                                  17

   Item 5:  Other Information                                                                  20

   Item 6:  Exhibits and Reports on Form 8-K                                                   21

Signatures                                                                                     21

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                       Three months ended                  Nine months ended
                                                                 September 29,     September 30,     September 29,     September 30,
(in thousands, except per share data)                                2001              2000              2001              2000
(unaudited)                                                                         (Restated)                          (Restated)
                                                                 ------------      ------------      ------------      ------------
Net sales                                                         $  303,687         $  292,889        $1,139,291        $  876,810
Cost of sales                                                        163,549            134,308           544,544           399,083
                                                                  ----------         ----------        ----------        ----------
Gross profit                                                         140,138            158,581           594,747           477,727
Operating expenses:
     Selling, general, and administrative                             46,844             61,585           170,218           164,450
     Research and development                                         68,183             52,168           211,381           140,071
     Special charges                                                  47,946                 --            61,106                --
     Bad debt write-off                                                7,662                 --             7,662                --
                                                                  ----------         ----------        ----------        ----------
Total operating expenses                                             170,635            113,753           450,367           304,521
                                                                  ----------         ----------        ----------        ----------

Income (loss) from operations                                        (30,497)            44,828           144,380           173,206
Other income, net                                                     10,180             18,221            40,119            37,731
                                                                  ----------         ----------        ----------        ----------
Income (loss) before income taxes and cumulative
  effect of a change in accounting principle                         (20,317)            63,049           184,499           210,937
Provision (benefit) for income taxes                                  (6,298)            19,765            57,195            65,625
                                                                  ----------         ----------        ----------        ----------
Income (loss) before cumulative effect of a change in
  accounting principle                                               (14,019)            43,284           127,304           145,312
Cumulative effect of a change in accounting principle,
  net of tax                                                              --                 --                --           (89,788)
                                                                  ----------         ----------        ----------        ----------
Net income (loss)                                                 $  (14,019)        $   43,284        $  127,304        $   55,524
                                                                  ==========         ==========        ==========        ==========

Net income (loss) per share:
   Basic per share amounts
      Income (loss) before cumulative effect of a change in
        accounting principle                                      $    (0.10)        $     0.31        $     0.90        $     1.08
      Cumulative effect of a change in accounting
        principle                                                         --                 --                --             (0.67)
                                                                  ----------         ----------        ----------        ----------
      Basic net income (loss) per share                           $    (0.10)        $     0.31        $     0.90        $     0.41
                                                                  ==========         ==========        ==========        ==========
   Diluted per share amounts
      Income (loss) before cumulative effect of a change in
        accounting principle                                      $    (0.10)       $     0.30        $     0.85         $     1.02
      Cumulative effect of a change in accounting
        principle                                                         --                 --                --             (0.63)
                                                                  ----------         ----------        ----------        ----------
      Diluted net income (loss) per share                         $    (0.10)        $     0.30        $     0.85        $     0.39
                                                                  ==========         ==========        ==========        ==========

Shares used in basic calculations                                    143,218            138,939           142,165           134,314
                                                                  ==========         ==========        ==========        ==========
Shares used in diluted calculations                                  143,218            147,121           149,079           142,815
                                                                  ==========         ==========        ==========        ==========


See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 29,       December 31,
(in thousands)                                                      2001                2000
(unaudited)                                                                          (Restated)
                                                                -------------       ------------
Assets
Current assets:

     Cash and cash equivalents                                   $   540,796        $   589,415
     Short-term investments                                          395,341            630,249
     Restricted short-term investments                               917,356                 --
     Accounts receivable, net                                        265,092            401,291
     Inventories                                                     251,621            201,672
     Deferred taxes                                                   69,255            137,929
     Prepaid and other current assets                                 94,817             14,279
                                                                 -----------        -----------
          Total current assets                                     2,534,278          1,974,835

Property and equipment

     Machinery and equipment                                         254,922            212,836
     Furniture and fixtures                                           13,861             11,038
     Leasehold improvements                                           79,770             60,690
     Land                                                              8,782              8,782
                                                                 -----------        -----------
                                                                     357,335            293,346
Less accumulated depreciation and amortization                       164,520            141,791

Property and equipment, net                                          192,815            151,555
Other assets                                                         101,349             79,084
Note receivable                                                      244,673                 --
                                                                 -----------        -----------
          Total assets                                           $ 3,073,115        $ 2,205,474
                                                                 ===========        ===========

Liabilities and shareholders' equity
Current liabilities:

     Accounts payable                                            $    70,454        $   123,023
     Accrued payroll and related expenses                             63,682             70,211
     Accrued warranty                                                 49,311             51,343
     Other accrued liabilities                                        36,201             46,187
     Restructuring accrual                                            46,779                 --
     Income taxes payable                                              6,622             57,720
     Deferred profit                                                  54,873            193,913
     Current obligations under lines of credit                        28,037             21,602
     Convertible subordinated debentures                             862,513                 --
                                                                 -----------        -----------
          Total current liabilities                                1,218,472            563,999

Shareholders' equity

     Common stock                                                  1,271,407          1,200,718
     Retained earnings                                               580,795            453,250
     Accumulated other comprehensive income (loss)                     2,441            (12,493)
                                                                 -----------        -----------
          Total shareholders' equity                               1,854,643          1,641,475
                                                                 -----------        -----------
          Total liabilities and shareholders' equity             $ 3,073,115        $ 2,205,474
                                                                 ===========        ===========

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine months ended
                                                                 September 29,        September 30,
(in thousands)                                                       2001                 2000
(unaudited)                                                                            (Restated)
                                                                 -------------       --------------
Cash flows from operating activities:

     Net income                                                   $   127,304         $    55,524
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Cumulative effect of accounting change, net of tax                    --              89,788
     Noncash portion of special charges                                28,902                  --
     Impairment charge                                                  8,556                  --
     Bad debt write-off                                                 7,662                  --
     Depreciation and amortization                                     37,695              34,965
     Deferred income taxes                                             68,674              42,829
     Deferred compensation                                              1,088               1,342
     Adjustment to conform fiscal year end of GaSonics                    863                  --
     Changes in operating assets and liabilities:
          Accounts receivable                                         128,537             (81,126)
          Inventories                                                 (55,546)            (52,092)
          Prepaid and other current assets                            (80,538)            (91,169)
          Accounts payable                                            (52,569)             52,933
          Accrued payroll and related expenses                         (6,529)             28,363
          Accrued warranty                                             (2,032)             24,331
          Deferred profit                                            (139,040)             43,539
          Other accrued liabilities                                    14,278              12,484
          Income taxes payable                                        (51,098)             23,675
          Income tax benefits from employee stock plans                26,235              36,516
                                                                  -----------         -----------
               Total adjustments                                      (64,862)            166,378
                                                                  -----------         -----------
          Net cash provided by operating activities                    62,442             221,902

Cash flows from investing activities:

     Purchases of available-for-sale securities                    (1,173,086)           (664,542)
     Purchases of restricted short-term investments                  (899,165)                 --
     Proceeds from the sale and maturity of available-for-
       sale securities                                              1,394,601             432,991
     Capital expenditures                                             (71,461)            (56,003)
     Participation in synthetic lease receivable                     (244,673)                 --
     Increase in other assets                                         (28,969)             (2,284)
                                                                  -----------         -----------
          Net cash used in investing activities                    (1,022,753)           (289,838)

Cash flows from financing activities:

     Proceeds from convertible subordinated debentures                862,400                  --
     Proceeds from employee compensation plans                         42,744              84,014
     Proceeds from lines of credit, net                                 6,548               5,814
     Proceeds from common stock offering, net                              --             526,265
                                                                  -----------         -----------
          Net cash provided by financing activities                   911,692             616,093

Net increase (decrease) in cash and cash equivalents                  (48,619)            548,157
Cash and cash equivalents at the beginning of the period              589,415             198,426
                                                                  -----------         -----------
Cash and cash equivalents at the end of the period                $   540,796         $   746,583
                                                                  ===========         ===========

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the restated combined consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in Novellus' Form 8-K dated June 1, 2001.

Certain amounts in the prior year balances have been reclassified to conform to current year presentation.

On January 10, 2001, Novellus acquired GaSonics International Corporation (GaSonics), a developer and supplier of photoresist and residue removal technologies. At the completion of the merger, GaSonics became a wholly owned subsidiary of Novellus. The GaSonics merger was accounted for as a pooling-of-interests combination for financial reporting purposes in accordance with generally accepted accounting principles and accordingly, Novellus' historical consolidated financial statements presented have been restated to include the financial position, results of operations, and cash flows of GaSonics. The condensed consolidated financial statements for September 30, 2000 include results of Novellus' operations and balance sheet data on a December 31 fiscal year basis and GaSonics' results and balance sheet data on a September 30 fiscal year basis. In the transaction, Novellus acquired all outstanding shares of GaSonics in a stock-for-stock merger, with all outstanding shares of GaSonics capital stock converted into approximately 9,240,000 shares of Novellus common stock. In addition, all outstanding options to purchase shares of GaSonics capital stock were automatically converted into options to purchase approximately 1,400,000 shares of Novellus common stock. There were no transactions between GaSonics and Novellus prior to the combination.

The following information shows revenue and net income of the separate companies for the periods preceding the combination. Information related to GaSonics is for the three and nine months ended June 30, 2000 (in thousands).

                                                              Conforming
                               Novellus        GaSonics       Adjustments       Combined
                               --------        --------       -----------       --------
Three months ended
     September 30, 2000

          Revenue              $250,140        $ 43,863        $ (1,114)        $292,889
          Net income             39,720           6,574          (3,010)          43,284

Nine months ended
     September 30, 2000

          Revenue              $783,853        $103,171        $(10,214)        $876,810
          Net income             56,892          11,514         (12,882)          55,524

Revenue and net income of GaSonics for the three-month period ended December 31, 2000, which is excluded in the accompanying financial statements was $47.7 million and $863,000, respectively. Included in the accompanying condensed consolidated statement of income for the nine months ended September 29, 2001 are merger related expenses totaling $13.2 million consisting primarily of professional fees, financial printing, and other related costs. Additionally, these costs included charges related to vacating certain service agreements and the write-off of certain redundant assets. Conforming adjustments consist of an adjustment to the provision for income taxes for the realization of deferred tax assets in fiscal 1999, rather than in fiscal 2000, adjustments related to adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" as of October 1, 1999, and certain reclassifications to comply with Novellus' accounting policies.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In accordance with guidance provided in SAB 101, Novellus recorded a non-cash charge of $89.8 million (after reduction for income taxes of $48.6 million), or ($0.63) per share for the nine months ended September 30, 2000, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. During the three and nine months ended September 30, 2000, Novellus recognized revenue of $32.9 million and $201.8 million, respectively, that was included in the cumulative effect adjustment as of January 1, 2000, which increased net income by $13.2 million and $76.4 million for the three and nine months ended September 30, 2000. During the three months ended September 29, 2001, Novellus did not recognize any revenue that was included in the cumulative effect at January 1, 2000. During the nine months ended September 29, 2001, Novellus recognized revenue of $7.0 million that was included in the cumulative effect adjustment as of January 1, 2000, which increased net income by $2.6 million for the nine months ended September 29, 2001.

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

Business Combinations and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 141 and SFAS 142. Other intangible assets will continue to be amortized over their useful lives.

Novellus will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of $3.5 million per year. During 2002, Novellus will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. At this time, Novellus is unable to determine the effect of these tests. The implementation of SFAS 142 could result in a charge related to an impairment of goodwill and indefinite lived intangible assets, and therefore could have a material adverse effect on Novellus' financial condition and results of operations in the period of implementation.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

                             September 29, 2001           December 31, 2000
                             ------------------           -----------------
Purchased parts                        $197,150                    $135,204
Work-in-process                          48,628                      56,997
Finished goods                            5,843                       9,471
                                       --------                    --------
     Total inventory, net              $251,621                    $201,672
                                       ========                    ========

4. LINES OF CREDIT

Novellus has lines of credit with four banks which expire at various dates through April 2002 under which Novellus can borrow up to $35.7 million at rates that approximate the banks' prime rates. These facilities are available to Novellus' Japanese subsidiary, Novellus Systems, Japan.

5. NET INCOME (LOSS) PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128. Basic earnings per share exclude the dilutive effect of employee stock options. Diluted earnings per share include the dilutive effect of employee stock options.

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                                                      Three months ended                 Nine months ended
                                                                September 29,     September 30,    September 29,    September 30,
                                                                    2001              2000             2001             2000
                                                                -------------     -------------    -------------    -------------
Numerator:
     Income (loss) before cumulative effect of a change
       in accounting principle                                    $ (14,019)        $  43,284        $ 127,304        $ 145,312
     Cumulative effect of a change in accounting principle               --                --               --          (89,788)
                                                                  ---------         ---------        ---------        ---------

          Net income (loss)                                       $ (14,019)        $  43,284        $ 127,304        $  55,524
                                                                  =========         =========        =========        =========

Denominator:
     Basic weighted-average shares outstanding                      143,218           138,939          142,165          134,314
     Employee stock options                                              --             8,182            6,914            8,501
                                                                  ---------         ---------        ---------        ---------

          Diluted weighted-average shares outstanding               143,218           147,121          149,079          142,815
                                                                  =========         =========        =========        =========

Basic earnings (loss) per share                                   $   (0.10)        $    0.31        $    0.90        $    0.41
                                                                  =========         =========        =========        =========

Diluted earnings (loss) per share                                 $   (0.10)        $    0.30        $    0.85        $    0.39
                                                                  =========         =========        =========        =========

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMITMENTS

On April 18, 2001, Novellus entered into a lease agreement, which increased the total number of properties under lease to fourteen. On September 21, 2001, Novellus entered into a lease agreement, which refinanced thirteen properties that had been financed under four previous lease agreements. The two current agreements are for five years each with the option to extend for three one-year renewal periods. The lease terms expire at various dates between April 2006 and September 2006. Certain of these agreements have been collateralized by Novellus of which $49.3 million is included in restricted short-term investments and $34.3 million is included in other noncurrent assets. Additionally, Novellus is participating as one of the lenders in the lease agreement and will participate in the other lease agreement upon completion of construction. Novellus' commitment under the participation agreement is $404.5 million, of which $244.7 million has been funded by the Company and is recorded as a note receivable at September 29, 2001.

Rent obligations bear a direct relationship to the lessor's carrying costs. At current rates, Novellus' net annual cash obligations approximate $500,000. Additionally, Novellus has unborrowed financing facilities, which will increase the net annual cash obligations to approximately $900,000. During the terms of the leases, Novellus may elect to purchase the properties for an amount that approximates the lessor's cost of the property and any current rent due and payable. These leases contain certain restrictive financial covenants, of which Novellus was in compliance at September 29, 2001.

7. CONVERTIBLE SUBORDINATED DEBENTURES

On July 26, 2001, Novellus issued $880.0 million of Liquid Yield Option(TM) Notes (LYONs) due July 26, 2031. The net proceeds after issuance costs (which will be amortized over 30 years) from the LYONs offering were $862.4 million. The LYONs are zero coupon, zero-yield subordinated debentures that may be converted into shares of Novellus common stock, subject to specified conditions as set forth in the indenture. The LYONs are convertible into 13.09504 shares of Novellus common stock per LYON, subject to antidilutive adjustments.

Approximately $868.0 million has been deposited into a pledge account to secure Novellus' obligations under the LYONs until July 26, 2002. Security holders of the LYONs have the ability to deliver to Novellus the LYONs on July 26, 2002 and require Novellus to purchase the LYONs for cash. Upon expiration of the obligations under the pledge account, Novellus intends to use the net proceeds of the offering, if any, for general corporate purposes. Additionally, Novellus has the option of redeeming the LYONs on or after July 26, 2004 for cash.

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

Payments on the LYONs will also effectively be subordinated to all existing and future indebtedness of our subsidiaries. As of September 30, 2001, (i) we had approximately $383.2 million of indebtedness outstanding that would have constituted senior indebtedness, reflecting among other indebtedness, trade and other payables and liabilities of a type not required to be reflected on a balance sheet in accordance with generally accepted accounting principals, but excluding intercompany liabilities; and (ii) our subsidiaries had $52.6 million of trade and other payables outstanding to which the LYONs would have been effectively subordinated.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. SPECIAL CHARGES

Restructuring

In September 2001, Novellus announced its intention to restructure its operations which was driven by the anticipated decline in Novellus' orders due to the forecasted contraction of the semiconductor equipment market from calendar year 2000 levels. During the third quarter, the Plan was approved by the appropriate level of management necessary to commit the Company to its specific actions. The Company began implementing the restructuring plan during the third quarter of 2001 and recorded restructuring charges totaling $55.0 million, of which $47.9 million is included in operating expenses and $7.1 million is included in cost of sales. Novellus will complete restructuring activities within one year from the Plan's initiation. Assets will be written off and scrapped within the next twelve months and facilities are expected to be subleased within the next twelve months. Below is a table summarizing activity relating to the September 2001 Plan (in thousands):


                                                                                 Balance at
                                                                  Non-cash      September 29,
                                Provisions       Cash payments    charges           2001
                                ----------       -------------    --------      -------------
Vacated facilities            $33,818          $(198)           $(968)        $32,652
Abandoned assets                9,495             --               --           9,495
Write-off of purchased
  technology                    4,632             --               --           4,632
                              -------          -----            -----         -------
Restructuring accrual         $47,945          $(198)           $(968)        $46,779
Discontinued inventory          7,102             --               --           7,102
                              -------          -----            -----         -------
  Total                       $55,047          $(198)           $(968)        $53,881
                              =======          =====            =====         =======

The charge for vacated facilities relates to rent obligations after the abandonment of certain facilities currently under long-term operating lease agreements. When applicable, anticipated future sublease income relating to vacated buildings has been offset against the charge for the remaining lease payments. All leasehold improvements relating to the vacated buildings which have no future economic benefit have been abandoned. Additionally, certain fixed assets associated with these facilities had no future economic benefit and are to be written off.

The charge for abandoned assets and discontinued inventory are associated with programs exited by Novellus. The write-off of purchased technology relates to technology which has been abandoned by the Company.

Merger-related expense

During the first quarter of 2001, Novellus incurred merger costs related to the acquisition of GaSonics of $13.2 million. These costs included professional fees, financial printing, and other related costs. Additionally, these costs included changes related to the cancellation of various contracts and the write-off of certain redundant assets.

9. IMPAIRMENT CHARGE

During the third quarter of 2001, Novellus incurred a charge of $8.6 million related to an other than temporary decline in value of an investment which is included in other income.

10. BAD DEBT WRITE-OFF

In September 2001, Novellus determined that due to the financial difficulties facing one of its customers, an outstanding accounts receivable balance was at risk for collection. Accordingly, Novellus recorded a write-off of $7.7 million.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss):

                                                                   Three months ended              Nine months ended
                                                             September 29,    September 30,    September 29,   September 30,
                                                                 2001             2000             2001            2000
                                                                               (Restated)                       (Restated)
                                                             -------------    -------------    -------------   -------------
Net income (loss)                                              $(14,019)        $ 43,284         $127,304        $ 55,524

Foreign currency translation adjustment                             759             (407)           1,579          (1,439)

Unrealized gain (loss) on available-for-sale securities            (866)          (5,371)           7,451          (4,781)

Reclassification adjustment for a loss included
  in net income (loss), net of tax                                5,904               --            5,904              --
                                                               --------         --------         --------        --------

     Other comprehensive income (loss)                         $ (8,222)        $ 37,506         $142,238        $ 49,304
                                                               ========         ========         ========        ========


The components of accumulated other comprehensive loss, net of related tax are as follows:

                                                                  September 29,              December 30,
                                                                      2001                       2000
                                                                  -------------              ------------
Foreign currency translation adjustment                             $   (723)                  $ (2,302)

Unrealized gain (loss) on available-for-sale securities             $  3,164                    (10,191)
                                                                    --------                   --------

     Other comprehensive income (loss)                              $  2,441                   $(12,493)
                                                                    ========                   ========

12. LITIGATION

For a discussion of legal matters, see Part II: Other Information, Item 1: Legal Proceedings.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward-looking statements. These forward-looking statements, which include statements about Novellus' beliefs, expectations and intentions regarding future and current litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

Forward-looking statements in this Quarterly Report include, without limitation:
Novellus' anticipation of downward pressure on gross profits as a percentage of sales and of a decline in revenue levels in 4th quarter 2001; Novellus' beliefs regarding the effect of SFAS 142; Novellus' belief regarding the impact of the Euro conversion, Novellus' expectations regarding investments in property and equipment in fiscal 2001; Novellus' belief that its current cash position and cash generated through operations will be sufficient to meet Novellus' needs through at least the next twelve months; Novellus' beliefs that there are meritorious defenses in the Applied Materials, Semitool and Plasma Physics litigation matters and regarding whether the ultimate outcome of such litigation matters will or will not have a material adverse effect on Novellus' business or results of operations; and Novellus' beliefs and expectations with respect to the outcomes of the Applied Materials, Semitool and Plasma Physics litigation matters and current patent infringement inquiries.

Novellus' expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, expected operating results, revenues and earnings and current and potential litigation, or set forth in the other forward-looking statements found herein, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements including, but not limited to, the current downturn in the U.S. economy generally, periodic downturns in the semiconductor industry which could have a material adverse effect on the semiconductor industry's demand for semiconductor processing equipment, the greater financial, marketing, technical or other resources, broader product lines, and more established customer bases that some of Novellus' competitors possess, future competition from new market entrants, improvement of the design and performance of Novellus' competitors' products, Novellus' success in selecting, developing, and marketing new products, or enhancing existing products, its ability to enforce its patents and the inherent uncertainty in the outcome of litigation matters, the availability of raw materials and critical manufacturing equipment, and risks associated with regulatory and trade environments.

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

Net sales for the three and nine months ended September 29, 2001 were $303.7 million and $1,139.3 million, respectively. Net sales for the three and nine months ended September 30, 2000 were $292.9 million and $876.8 million, respectively. Net sales were $376.9 million in the quarter ended June 30, 2001. The increases in net sales over the comparable periods in the prior year are primarily due to the recognition of prior quarters' shipments in accordance with SAB 101. The decrease from the immediately preceding quarter is primarily due to market conditions, as shipments significantly decreased quarter over quarter in 2001.

International net sales (including export sales) for both the three and nine months ended September 29, 2001, were 53% and 55% of total net sales, which compares to the comparable periods in the prior year of 58% and 66%, respectively, and 55% for the immediately preceding quarter. The decreases from the comparable prior year periods primarily relate to decreases in net sales in Korea, Malaysia, and Taiwan. The decrease from the immediately preceding quarter is primarily attributable to a decrease in net sales in Japan and Europe.

Gross profit as a percentage of net sales for the three and nine months ended September 29, 2001 was 46.1% and 52.2%, compared with 54.1% and 54.5%, respectively, for the comparable periods in the prior year. Excluding a one-time restructuring related charge of $7.1 million relating to a write-down of inventory, gross profit as a percentage of sales was 48.5% and 52.8% for the three and nine months ended September 29, 2001. Gross profit as a percentage of net sales decreased from 53.0% in the immediately preceding quarter. The decreases from the comparable periods in the prior year and the immediately preceding quarter are due to reduced absorption of fixed overhead as the result of lower shipments and lower gross margins on 300mm systems, which have higher costs as they are not yet in high volume production. Novellus anticipates continued pressure on gross profit as a percentage of sales as a result of its continued anticipation of a decline in revenue levels in the fourth quarter of 2001.

Selling, general, and administrative (SG&A) expense for the three and nine months ended September 29, 2001 was $46.8 million and $170.2 million compared with $61.6 million and $164.5 million in the comparable periods in the prior year, and $54.5 million in the immediately preceding quarter. SG&A expense as a percentage of net sales for the three and nine months ended September 29, 2001 was 15.4% and 14.9% compared with 21.0% and 18.8% for the comparable periods in the prior year, and 14.5% for the immediately preceding quarter. The decrease in SG&A expense in absolute dollars from the immediately preceding quarter and versus the comparable prior year quarter is due to the continuous impact of cost reduction measures implemented in Q1 2001, including mandatory vacation days, travel and other discretionary spending reductions, temporary workforce reductions, executive and employee pay reductions, and facilities consolidation.

Research and development (R&D) expense for the three and nine months ended September 29, 2001 was $68.2 million and $211.4 million compared with $52.2 million and $140.1 million for the comparable periods in the prior year. In addition, R&D expense decreased $4.5 million over the immediately preceding quarter. R&D expense as a percentage of net sales for the three and nine months ended September 29, 2001 were 22.5% and 18.6% compared with 17.8% and 16.0% for the comparable periods in the prior year, and 19.3% for the immediately preceding quarter. The increase in R&D expense over the comparable periods in the prior year in absolute dollars and as a percentage of sales are primarily due to programs to accelerate Novellus 300-millimeter and advanced technology product offerings.

In September 2001, Novellus announced its intention to restructure its operations which was driven by the anticipated decline in Novellus' orders due to the forecasted contraction of the semiconductor equipment market from calendar year 2000 levels. During the third quarter, the Plan was approved by the appropriate level of management necessary to commit the Company to its specific actions. The Company began implementing the restructuring plan during the third quarter of 2001 and recorded restructuring charges totaling $55.0 million, of which $47.9 million is included in operating expenses and $7.1 million is included in cost of sales. The restructuring charges included $33.8 million related to vacated facilities, $9.5 million related to abandoned assets associated with the discontinuation of certain projects, and $4.6 million related to the write-off of purchased technology. Additionally, the discontinuation of certain projects resulted in $7.1 million of inventory write-downs, which are included in cost of sales. Novellus will complete restructuring activities within one year from the Plan's initiation. Assets will be written off and scrapped within the next twelve months and facilities are expected to be subleased within the next twelve months.

The charge for vacated facilities relates to rent obligations after the abandonment of certain facilities currently under long-term operating lease agreements. When applicable, anticipated future sublease income relating to vacated buildings has been offset against the charge for the remaining lease payments. All leasehold improvements relating to the vacated buildings which have no future economic benefit have been abandoned. Additionally, certain fixed assets associated with these facilities had no future economic benefit and are to be written off.

The charge for abandoned assets and discontinued inventory are associated with programs exited by Novellus. The write-off of purchased technology relates to technology which has been abandoned by the Company. For further discussion on these charges, see Notes to Condensed Consolidated Financial Statements, "Special Charges".

As a result of an other than temporary decline in value of an investment, the Company also recorded an $8.6 million charge during the third quarter of 2001, which is included in other income. For further discussion on these charges, see Notes to Condensed Consolidated Financial Statements, "Impairment Charge".

In September 2001, Novellus determined that due to the financial difficulties facing one of its customers, an outstanding accounts receivable balance was at risk for collection. Accordingly, Novellus recorded a write-off of $7.7 million.

Merger costs related to the acquisition of GaSonics were $13.2 million during the nine months ended September 29, 2001. These costs included professional fees, financial printing, and other related costs. Additionally, these costs included charges related to the cancellation of various contracts and the write-off of certain redundant assets.

Other income, including interest income, for the three and nine months ended September 29, 2001 was $10.2 million and $40.1 million, compared with $18.2 million and $37.7 million for the comparable periods in the prior year, and $13.4 million in the immediately preceding quarter. The decrease is due to the $8.6 million write down of an investment due to an other than temporary decline in fair value under FASB115, partially offset by interest income on higher cash and short term investment balances, primarily as a result of the $880.0 million LYONs offering.

Novellus' effective tax rate for the three and nine months ended September 29, 2001 was 31%, which is the same as the comparable periods in the prior year and the immediately preceding quarter.

Net income (loss) for the three and nine months ended September 29, 2001 was $(14.0) million and $127.3 million or $(0.10) per basic share and $0.85 per fully diluted share, respectively, compared with $43.3 million and $145.3 million or $0.29 and $1.02 per fully diluted share, respectively (excluding a cumulative effect of a change in accounting principle of $89.8 million or $0.63 per fully diluted share) for the comparable periods in the prior year, and net income of $59.2 million, or $0.40 per fully diluted share for the immediately preceding quarter.

Net income, for the three months ended September 29, 2001, excluding one-time charges of $71.3 million, was $35.2 million, or $0.24 per fully diluted share. Net income, for the nine months ended September 29, 2001, excluding one-time charges of $84.4 million, was $185.6 million, or $1.24 per fully diluted share.

The number of shares used in the per fully diluted share calculations for the three and nine months ended September 29, 2001 was 143.2 million and 149.1 million, respectively, compared with 147.1 million and 142.8 million for the comparable periods in the prior year and 149.6 million for the immediately preceding quarter. The decrease in shares used for the three months ended September 29, 2001 compared to the comparable three-month period in the prior year is due to the removal of the dilutive effect of 6.3 million shares of stock options as Novellus incurred a loss in the three month period ended September 29, 2001. The increase in shares used over the comparable nine-month period in the prior year is due to stock option exercises and Novellus' secondary public offering of 9.0 million shares of our common stock during the second quarter of 2000.

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

In accordance with guidance provided in SAB 101, Novellus recorded a non-cash charge of $89.8 million (after reduction for income taxes of $48.6 million), or ($0.63) per share for the nine months ended September 30, 2000, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. During the three and nine months ended September 30, 2000, Novellus recognized revenue of $32.9 million and $201.8 million, respectively, that was included in the cumulative effect adjustment as of January 1, 2000, which increased net income by $13.2 million and $76.4 million for the three and nine months ended September 30, 2000. During the three months ended September 29, 2001, Novellus did not recognize any revenue that was included in the cumulative effect at January 1, 2000. During the nine months ended September 29, 2001,

Novellus recognized revenue of $7.0 million that was included in the cumulative effect adjustment as of January 1, 2000, which increased net income by $2.6 million for the nine months ended September 29, 2001.

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

Business Combinations and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 141 and SFAS 142. Other intangible assets will continue to be amortized over their useful lives.

Novellus will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of $3.5 million per year. During 2002, Novellus will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. At this time, Novellus is unable to determine the effect of these tests. The implementation of SFAS 142 could result in a charge related to an impairment of goodwill and indefinite lived intangible assets, and therefore could have a material adverse effect on Novellus' financial condition and results of operations in the period of implementation.


EURO CONVERSION

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. As of that date, the Euro traded on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, non-cash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or legacy currency. Between January 1, 1999 and January 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. Novellus does not believe that the Euro conversion will have a significant impact on its business, financial position, or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Novellus has historically financed its operations and capital resources through cash flow from operations, equity securities offerings, and borrowings. Novellus' primary source of funds at September 29, 2001 consisted of $936.1 million of cash, cash equivalents, and short-term investments. This amount represents a decrease of $283.5 million from the December 31, 2000 balance of $1,219.7 million and a decrease of $318.2 million from the prior quarter's balance. The decreases are primarily attributable to Novellus' decision to participate as a lender in certain of its operating leases. During the second quarter of 2000, Novellus completed a secondary public offering of approximately
9.0 million shares of common stock that resulted in net proceeds to Novellus of approximately $526.3 million.

Novellus has lines of credit with four banks which expire at various dates through April 2002 under which Novellus can borrow up to $35.7 million at rates that approximate the banks' prime rates. These facilities are available to Novellus' Japanese subsidiary, Novellus Systems, Japan.

During the second quarter of 2001, Novellus issued $880.0 million of Liquid Yield Option(TM) Notes (LYONs) due July 26, 2031. The net proceeds from the LYONs offering were $862.4 million. The LYONs are zero coupon, subordinated debentures that may be converted into shares of Novellus common stock, subject to specified conditions as set forth in the indenture. The LYONs are convertible into 13.0950 shares of Novellus common stock per LYON, subject to antidilutive adjustments.

Approximately $868.0 million has been deposited into a pledge account to secure Novellus' obligations under the LYONs until July 26, 2002. Security holders of the LYONs have the ability to deliver to Novellus the LYONs on July 26, 2002 and require Novellus to purchase the LYONs for cash. Upon expiration of the obligations under the pledge account, Novellus intends to use the net proceeds of the offering, if any, for general corporate purposes. Additionally, Novellus has the option of redeeming the LYONs on or after July 26, 2004 for cash.

Novellus may be obligated to pay contingent interest on the LYONs during the six-month period commencing July 27, 2004 and during any six-month period thereafter if the average market price of a LYON for a certain measurement period immediately preceding the applicable six-month period equals 120% or more of the issue price of the LYONs. The amount of contingent interest payable during any six-month period will be the sum of any contingent interest payable in the first and the second three-month periods during such six-month period. During any three-month period in which contingent interest is payable, the contingent interest payable per LYON for such period will be equal to the greater of (1) .0625% of the average market price of a LYON for the measurement period referred to above, or (2) the sum of all regular cash dividends paid by us per share on our common stock during such three-month period multiplied by the number of shares of common stock issuable upon conversion of a LYON at the then applicable conversion rate. For further discussion on these debentures, see Notes to Condensed Consolidated Financial Statements, "Convertible Subordinated Debentures".

During the nine months ended September 29, 2001, Novellus' cash and cash equivalents decreased $48.6 million to $540.8 million from $589.4 million at December 31, 2000 and decreased $167.6 million from the prior quarter. Net cash provided by operating activities during the first nine months of 2001 was $62.4 million primarily due to net income of $127.3 million, tax benefits from employee stock plans of $26.2 million and a decrease in accounts receivable of $128.5 million, offset by a decrease in deferred profit of $139.0 million and an increase in prepaids and other assets of $80.5 million.

Net cash flows used in investing activities were $1,022.8 million during the nine months of 2001. The amount used in investing activities was primarily due to purchases of restricted short-term investments of $899.2 million related to the issuance of the LYONs and the refinancing of certain leases, a participation in a synthetic lease receivable of $244.7 million, and capital expenditures of $71.5 million, partially offset by net sales and maturities of available-for-sale securities of $221.5 million.

During the first nine months of 2001, net cash provided by financing activities was $911.7 million primarily due to $862.4 million in net proceeds from the issuance of the LYONs and $42.7 million of proceeds from the issuance of common stock related to employee incentive stock option and stock purchase plans. In addition, Novellus received proceeds of $6.5 million under its bank lines of credit.

At September 29, 2001, Novellus has no material commitments for capital expenditures.

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

In addition to a request for a permanent injunction against further infringement, the Applied Complaint and Applied's counterclaims to the Novellus Complaint include requests for damages for alleged prior infringement and treble damages for alleged "willful" infringement. In connection with the consummation of the TFS purchase, Varian agreed, under certain circumstances, to reimburse Novellus for certain of its legal and other expenses in connection with the defense and prosecution of this litigation, and to indemnify Novellus for a portion of any losses incurred by Novellus arising from this litigation (including losses resulting from a permanent injunction). Novellus and Varian believe that there are meritorious defenses to Applied's allegations, including among other things, that Novellus' operations (including TFS products and systems) do not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. However, the resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. Although Novellus believes that the ultimate outcome of the dispute with Applied will not have a material adverse effect on Novellus' business, financial condition, or results of operations (taking into account both the defenses available to Novellus and Varian's reimbursement and indemnity obligations), there can be no assurances that Applied will not ultimately prevail in this dispute and that, in such an event, Varian's reimbursement and indemnity obligations will not be sufficient to fully reimburse Novellus for its losses. If Applied were to prevail in this dispute, it could have a material adverse effect on Novellus' business, financial condition, or results of operations.

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

On March 31, 2000, Novellus filed a renewed motion for partial summary judgment that its U.S. Patent No. 5,635,036 is not invalid as obvious over the prior art. On July 24, 2001, the Court entered an order denying Novellus' motion.

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

On October 6, 2000, Applied filed a motion for summary judgment of noninfringement of Novellus' U.S. Patent No. 5,314,597 (the "'597 Patent"). On November 13, 2000, Novellus filed an opposition to that motion, and cross-moved for summary judgment of infringement as to claims 1 and 8 of the '597 patent. These motions were orally argued on January 5, 2001 and are still under submission.

On November 22, 2000, Applied filed a second motion for summary judgment that its accused products do not infringe Novellus' U.S. Patent No. 5,635,036 (the "'036 Patent"). On July 24, 2001, the Court entered an order denying Applied's motion, and modifying its claim construction with respect to the '036 patent.

On August 31, 2001 Applied filed a third motion for summary judgment that its accused products do not infringe Novellus' U.S. Patent No. 5,635,036. Novellus filed an opposition to this motion on October 5, 2001.

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

On June 8, 2001, the United States Court of Appeals for the Federal Circuit affirmed the District Court's Order.

On or about September 6, 2001, Semitool filed a petition for writ of certiorari with the United States Supreme Court to review the judgment of the Federal Circuit Court of Appeals. On October 10, 2001, Novellus filed an opposition to Semitool's petition for writ of certiorari.

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

SEMITOOL II LITIGATION

On June 11, 2001, Semitool sued Novellus for patent infringement in the United States District Court for the District of Oregon (the "District Court"). Semitool alleges that Novellus infringes Semitool's U.S. Patent No. 6,197,181 (the "'181 Patent"), issued March 6, 2001, entitled "Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece". Semitool seeks an injunction against Novellus and damages for past infringement. Semitool also seeks trebled damages for alleged willful infringement. Semitool further seeks its attorneys' fees and costs, and interest on any judgment. Novellus answered Semitool's complaint on July 23, 2001. In its answer, Novellus alleges that it has not infringed Semitool's `181 patent, and that the `181 patent is invalid.

Novellus believes that there are meritorious defenses to Semitool's allegations, including among other things, that Novellus does not infringe the '181 Patent and/or that the '181 Patent is invalid and/or unenforceable. But the resolution of intellectual property disputes is often fact intensive and, like most other litigation matters, inherently uncertain.

Although Novellus believes that the ultimate outcome of the dispute with Semitool will not have a material adverse effect on Novellus' business, financial condition, or results of operations (taking into account the defenses available to Novellus), there can be no assurances that Semitool will not ultimately prevail in this dispute. If Semitool were to prevail in the dispute, it could have a material adverse effect on Novellus' business, financial condition, or results of operations.

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

ITEM 5: OTHER INFORMATION

The ratio of earnings to fixed charges for the nine months ended September 29, 2001 and each of the five most recent fiscal years was as follows:

Nine months ended
  September 29,                                               Year ended December 31,
      2001                   2000                 1999                  1998                  1997                  1996
------------------           ----                 ----                  ----                  ----                  ----
     14.27                  16.30                 6.95                  6.33                    --                146.59

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings before income taxes and before the cumulative effect of a change in accounting principle plus fixed charges. Fixed charges consist of interest expense and that portion of net rental expense deemed representative of interest. In the year ended December 31, 1997, Novellus incurred a loss of $92.7 million, net of an income tax benefit of $23.8 million. Fixed charges for this period were $5.0 million.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1 Participation Agreement by and among Novellus Systems, Inc., ABN AMRO Leasing, Inc., Novellus Investment I, LLC, and ABN AMRO Bank, N.V., as agent for the participants named therein, dated September 21, 2001.

        10.2 First Amendment to the Participation Agreement, dated April 18, 2001, by and among Novellus Systems, Inc., ABN AMRO Leasing, Inc., and ABN AMRO Bank, N.V., as agent for the participants named therein, dated September 21, 2001.

(b)     Reports on Form 8-K

                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NOVELLUS SYSTEMS, INC.

                                            /s/ Robert H. Smith
                                            ------------------------------------
                                            Robert H. Smith
                                            Executive Vice President
                                            Finance and Administration
                                            (Principal Financial Officer)

                                            /s/ Kevin S. Royal
                                            ------------------------------------
                                            Kevin S. Royal
                                            Vice President and Corporate
                                            Controller
                                            (Principal Accounting Officer)

                                            November 13, 2001
                                            ------------------------------------
                                            Date

                                 EXHIBIT INDEX

     Exhibits                      Description
     --------                      -----------
        10.1    Participation Agreement by and among Novellus Systems, Inc., ABN
                AMRO Leasing, Inc., Novellus Investment I, LLC, and ABN AMRO
                Bank, N.V., as agent for the participants named therein, dated
                September 21, 2001.

        10.2    First Amendment to the Participation Agreement, dated April 18,
                2001, by and among Novellus Systems, Inc., ABN AMRO Leasing,
                Inc., and ABN AMRO Bank, N.V., as agent for the participants named therein, dated September 21, 2001.