Form 10-Q
period 2002-03-30
NOVELLUS SYSTEMS INC
filed 2002-05-10
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number ____________

NOVELLUS SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation of organization)	77-0024666 (I.R.S. Employer Identification Number)

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

     YES [X]    NO [   ]

As of May 1, 2002, 145,183,530 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED MARCH 30, 2002

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended

(in thousands, except per share amounts)	March 30,	March 31,
(unaudited)	2002	2001

Net sales	$169,679	$458,705
Cost of sales	98,149	203,720

Gross profit	71,530	254,985
Operating expenses:
Selling, general, and administrative	34,686	68,906
Research and development	54,046	70,491
Special charges	3,273	13,160
Bad debt recovery	(7,662)	—

Total operating expenses	84,343	152,557

Operating income (loss)	(12,813)	102,428
Other income, net	17,669	16,560

Income before income taxes	4,856	118,988
Provision for income taxes	1,020	36,886

Net income	$3,836	$82,102

Net income per share:
Basic net income per share	$0.03	$0.58

Diluted net income per share	$0.03	$0.55

Shares used in basic calculation	144,255	141,009

Shares used in diluted calculation	150,624	148,108

See accompanying notes.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	December 31,
(in thousands)	2002	2001*

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$585,997	$550,640
Short-term investments	372,177	371,182
Restricted short-term investments	1,005,890	961,643
Accounts receivable, net	185,375	225,916
Inventories	261,655	244,712
Deferred tax assets, net	80,882	82,069
Prepaid and other current assets	68,341	81,049

Total current assets	2,560,317	2,517,211
Property and equipment:
Machinery and equipment	243,270	243,677
Furniture and fixtures	14,502	15,256
Leasehold improvements	80,304	79,264
Land	8,782	8,782

	346,858	346,979
Less accumulated depreciation and amortization	177,411	169,378

	169,447	177,601
Other assets	72,948	70,177
Note receivable	244,673	244,673

Total assets	$3,047,385	$3,009,662

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$80,014	$67,317
Accrued payroll and related expenses	25,904	34,211
Accrued warranty	34,292	43,337
Other accrued liabilities	30,902	30,411
Restructuring accrual	24,505	26,849
Income taxes payable	9,858	5,870
Deferred profit	45,206	40,835
Current obligations under lines of credit	19,198	26,179
Convertible subordinated debentures	862,806	862,659

Total current liabilities	1,132,685	1,137,668
Shareholders’ equity:
Common stock	1,318,096	1,273,201
Retained earnings	600,801	597,267
Accumulated other comprehensive income (loss)	(4,197)	1,526

Total shareholders’ equity	1,914,700	1,871,994

Total liabilities and shareholders’ equity	$3,047,385	$3,009,662

*	Amounts as of December 31, 2001 are from the December 31, 2001 audited financial statements.

See accompanying notes.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended

(in thousands)	March 30,	March 31,
(unaudited)	2002	2001

Cash flows from operating activities:
Net income	$3,836	$82,102
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of an investment	(4,602)	—
Depreciation and amortization	12,521	10,857
Deferred income taxes	1,187	13,896
Deferred compensation	440	362
Adjustment to conform fiscal year end of GaSonics	—	1,714
Income tax benefits from employee compensation plans	13,352	373
Changes in operating assets and liabilities:
Accounts receivable	40,541	63,088
Inventories	(17,843)	(32,969)
Prepaid and other current assets	12,708	(12,431)
Accounts payable	12,697	(30,995)
Accrued payroll and related expenses	(8,307)	(17,480)
Accrued warranty	(9,045)	7,751
Deferred profit	4,371	(60,472)
Other accrued liabilities	(1,852)	(85)
Income taxes payable	3,988	(26,133)

Total adjustments	60,156	(82,524)

Net cash provided by (used in) operating activities	63,992	(422)
Cash flows from investing activities:
Proceeds from the sale and maturity of available-for-sale securities	168,384	641,653
Purchases of available-for-sale securities	(167,443)	(464,931)
Proceeds from the sale and maturity of restricted short-term investments	1,131,666	—
Purchases of restricted short-term investments	(1,177,170)	—
Capital expenditures	(4,003)	(32,805)
Increase in other assets	(3,889)	(7,582)

Net cash provided by (used in) investing activities	(52,455)	136,335
Cash flows from financing activities:
Proceeds from employee compensation plans	30,801	8,858
Proceeds from (payments on) lines of credit, net	(6,981)	6,915

Net cash provided by financing activities	23,820	15,773
Net increase in cash and cash equivalents	35,357	151,686
Cash and cash equivalents at the beginning of the period	550,640	589,415

Cash and cash equivalents at the end of the period	$585,997	$741,101

See accompanying notes.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Novellus’ Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts in the prior year balances have been reclassified to conform to current year presentation.

On January 10, 2001, the Company merged with GaSonics International Corporation (“GaSonics”). The merger was accounted for as a pooling-of-interests transaction in accordance with generally accepted accounting principles. In the transaction, Novellus acquired all outstanding shares of GaSonics in a stock-for-stock merger, with all outstanding shares of GaSonics capital stock converted into approximately 9,240,000 shares of Novellus common stock. In addition, all outstanding options to purchase shares of GaSonics capital stock were automatically converted into options to purchase approximately 1,400,000 shares of Novellus common stock. Merger related expenses of approximately $13.2 million were recorded in the first quarter of 2001 and were included in special charges within the statement of operations.

Novellus adopted Statement of Financial Accounting Standards No. 142, (“SFAS 142”) “Goodwill and Other Intangible Assets” in the first quarter of 2002. SFAS 142 discontinues amortization of goodwill and intangible assets deemed to have indefinite lives and requires such assets to be reviewed at least annually for impairment. SFAS 142 also includes provisions on the identification of intangible assets, reclassification of certain intangibles from previously reported goodwill, and reassessment of the useful lives of existing intangibles. As of March 30, 2002, Novellus had a goodwill balance of approximately $20.1 million. Consequently upon adoption, the application of the non-amortization provisions of SFAS 142 resulted in an increase in operating income of $0.9 million in the three months ended March 30, 2002. If Novellus had adopted the provisions of SFAS 142 in the first quarter of 2001, the increase in operating income for the three months ended March 31, 2001 would have been $0.9 million. In the first quarter of 2002, Novellus conducted a test for impairment of its goodwill using the two-step process prescribed in SFAS 142. The first step identifies when impairment may have occurred, while the second step measures the amount of the impairment, if any. The conclusion of the test was that the Company’s goodwill assets were not impaired.

Novellus’ revenue recognition policy is based on guidance provided in SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements” and “SAB 101: Revenue Recognition in Financial Statements-Frequently Asked Questions and Answers (“SAB 101 FAQ.”) Novellus recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Certain of Novellus' product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then Novellus recognizes equipment revenue upon shipment and transfer of title, with the remainder when it becomes due (generally upon acceptance). All other equipment sales are recognized upon customer acceptance. Revenue related to spare sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Novellus does not expect the adoption of SFAS 143 to be material to its financial condition or results of operations.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

	March 30,	December 31,
	2002	2001

Purchased and spare parts	$205,180	$199,702
Work-in-process	49,396	42,717
Finished goods	7,079	2,293

Total inventory	$261,655	$244,712

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. LINES OF CREDIT

Novellus has lines of credit with four Japanese banks, which expire at various dates through August 2002, under which the Company can borrow up to $30.2 million at the banks’ prime rates (ranging from 0.48% to 1.01%) as of March 30, 2002. These facilities are available to Novellus’ Japanese subsidiary, Novellus Systems Japan. At March 30, 2002 and December 31, 2001, amounts outstanding were $19.2 million and $26.2 million, at annual weighted-average interest rates of 0.55% and 0.62%, respectively. All borrowings under the lines of credit were by Novellus Systems Japan.

5. NET INCOME PER SHARE

Net income per share is calculated in accordance with SFAS No. 128. Basic net income per share excludes the dilutive effect of employee stock options. Diluted net income per share includes the dilutive effect of employee stock options. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended

	March 30,	March 31,
	2002	2001

Numerator:
Net income	$3,836	$82,102

Denominator:
Basic weighted-average shares outstanding	144,255	141,009
Employee stock options	6,369	7,099

Diluted weighted-average shares outstanding	150,624	148,108

Basic net income per share	$0.03	$0.58

Diluted net income per share	$0.03	$0.55

6. COMMITMENTS

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

Novellus holds synthetic lease agreements on properties in San Jose, California and Tualatin, Oregon. During the three months ended March 30, 2002, Novellus drew an additional $33.3 million against its available lease financing line for the Tualatin property. Novellus estimates that construction on the Tualatin property will be completed in May 2002, at which time the Company will provide the lessor with approximately $51.9 million of additional funds related to Novellus’ participation in the lease financing. The total financing under the San Jose synthetic lease has not changed significantly since December 31, 2001.

Summary information about Novellus’ synthetic lease arrangements is as follows as of March 30, 2002 (currency amounts in thousands):

Property	Number of	Total Lease	Novellus	Net Lease	Collateral	Residual Value
Location	Properties	Financing	Participation	Financing	Value	Guarantee

San Jose, CA	13	$292,411	$244,673	$47,738	$49,016	$259,445
Tualatin, OR	1	108,972	—	108,972	119,001	97,966

	14	$401,383	$244,673	$156,710	$168,017	$357,411

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. CONVERTIBLE SUBORDINATED DEBENTURES

On July 26, 2001, Novellus issued $880.0 million of Liquid Yield OptionTM Notes (“LYONs”) due July 26, 2031. The net proceeds after issuance costs (which will be amortized over 30 years) from the LYONs offering were $862.4 million. The LYONs are zero coupon, zero-yield subordinated debentures that may be converted into shares of Novellus common stock, subject to specified conditions as set forth in the indenture. The LYONs are convertible into 13.09504 shares of Novellus common stock per $1,000 LYON, or 11.5 million shares and 7.9% of all outstanding shares as of March 30, 2002, if (1) the sales price of Novellus common stock reaches a specified threshold, (2) the LYONs are called for redemption, or (3) specified corporate transactions have occurred, subject to antidilutive adjustments.

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

Novellus deposited U.S. treasury securities into a pledge account to secure Novellus' obligations under the LYONs until July 26, 2002. These securities are reflected on Novellus' balance sheet as restricted short-term investments. At March 30, 2002, restricted short-term investments related to this obligation were approximately $872.2 million, which will mature to $880.0 million, to secure the obligations under the LYONs on July 26, 2002. If on July 26, 2002 the LYONs are delivered to Novellus, the $880.0 million could be used to repurchase the LYONs and any remaining unamortized issuance costs, approximately $17.0 million as of July 26, 2002, would be written off as other expense. Upon expiration of the obligations under the pledge account, Novellus intends to use the net proceeds of the offering, if any, for general corporate purposes. Additionally, Novellus has the option of redeeming the LYONs on July 26, 2006, 2011, 2016, 2021, and 2026 for cash or common stock or a combination of cash and common stock.

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

8. SPECIAL CHARGES

Reduction in Force

In the first quarter of 2002, Novellus reduced its workforce in response to market conditions and recorded a special charge of $3.3 million, primarily for the cost of severance compensation. As of March 30, 2002, all severance benefits related to the reduction in workforce had been paid.

Merger-Related Expense

During the first quarter of 2001, Novellus incurred merger costs related to the acquisition of GaSonics of $13.2 million. These costs included professional fees, financial printing, and other related costs. Additionally, these costs included charges related to the cancellation of various contracts and the write-off of certain redundant assets. At March 30, 2002, all expenses related to these accruals had been paid.

Restructuring

In September 2001, Novellus announced its intention to restructure its operations, which was driven by the decline in Novellus’ orders due to the contraction of the semiconductor capital equipment market from calendar year 2000 levels. During the third quarter of 2001, the restructuring plan was approved by the appropriate level of management necessary to commit the Company to its specific actions. The Company began implementing the plan during the third quarter of 2001 and recorded restructuring and asset impairment charges totaling $55.0 million, of which $47.9 million was included in operating expenses and $7.1 million was included in cost of sales. The restructuring charges included $33.8 million related to vacated facilities, $9.5 million related to abandoned assets associated with the discontinuation of certain projects, and $4.6 million related to the write-off of purchased technology. Additionally, the discontinuation of certain projects resulted in $7.1 million of inventory write-downs, which were included in cost of sales.

Below is a table summarizing activity relating to the September 2001 Plan (in thousands):

			Write-off of
	Vacated	Abandoned	Purchased		Discontinued	Total
	Facilities	Assets	Technology	Subtotal	Inventory	Restructure

Balance at December 31, 2001	$26,849	—	—	$26,849	—	$26,849
Cash payments	(2,344)	—	—	(2,344)	—	(2,344)

Balance at March 30, 2002	$24,505	$—	$—	$24,505	$—	$24,505

The charge for vacated facilities related to rent obligations after the abandonment of certain facilities currently under long-term operating lease agreements. When applicable, anticipated future sublease income relating to vacated buildings was offset against the charge for the remaining lease payments. All leasehold improvements relating to the vacated buildings with no future economic benefit were abandoned. Additionally, certain fixed assets associated with these facilities had no future economic benefit and were written off.

The charge for abandoned assets and discontinued inventory were associated with programs exited by Novellus. The write-off of purchased technology related to technology that was abandoned by the Company.

As of March 30, 2002, significantly all actions under the restructuring plan have been achieved except for future rent obligations related to vacated facilities. The remaining $24.5 million balance of the restructuring accrual is for future rent obligations which are to be paid in cash over the next five years.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. BAD DEBT RECOVERY

In September 2001, Novellus determined that due to the financial difficulties facing one of its customers, an outstanding accounts receivable balance was at risk for collection. Accordingly, Novellus recorded a write-off of $7.7 million. In the first quarter of 2002, all amounts under this accounts receivable balance were paid resulting in a benefit to operations of $7.7 million.

10. COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss):

	Three months ended

	March 30,	March 31,
	2002	2001

Net income	$3,836	$82,102
Foreign currency translation adjustment	(1,800)	2,341
Unrealized gain (loss) on available-for-sale securities	(287)	5,196
Reclassification adjustment for a realized gain on an available-for-sale investment included in net income, net of tax	(3,636)	—

Other comprehensive income (loss)	$(1,887)	$89,639

The components of accumulated other comprehensive loss, net of related tax are as follows:

	March 30,	December 31,
	2002	2001

Foreign currency translation adjustment	$(3,975)	$(2,175)
Unrealized gain (loss) on available-for-sale securities	(222)	3,701

Other comprehensive income (loss)	$(4,197)	$1,526

11. LITIGATION

For a discussion of legal matters, see Part II: Other Information, Item 1: Legal Proceedings.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: Novellus continued belief that significant investment in R&D is required to remain competitive and its plans to continue to invest in new products and increase research and development spending in absolute dollars, despite the current quarter decrease in R&D expense; Novellus’ expectations regarding the effect of the adoption of SFAS 143 on its financial condition or results of operations and its beliefs regarding the treatment of the assets associated with the Company’s synthetic leases by FASB; statements regarding Novellus’ continued participation in its synthetic leases in 2002 and its beliefs regarding its additional cash outlays under such leases; Novellus’ estimations regarding the completion of the construction on the Tualatin, Oregon property and the payment of Novellus’ participation amount for the financing of such lease; Novellus’ intent to use the proceeds of the LYONs offering, if any, for general corporate purposes; Novellus’ expectations regarding investments in property and equipment in fiscal 2002; Novellus’ belief that its current cash position and cash generated through operations and equity offerings will be sufficient to meet Novellus’ needs through at least the next twelve months; Novellus’ beliefs that the ultimate outcome of the Applied Materials, Semitool, Plasma Physics, and Linear Technology litigation matters will not have a material adverse effect on Novellus’ financial condition or results of operations; and Novellus’ beliefs and expectations with respect to the outcomes of the Applied Materials, Semitool, Plasma Physics, and Linear Technology litigation matters and current patent infringement inquiries.

Novellus’ expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, expected operating results, revenues and earnings and current and potential litigation, or set forth in the other forward-looking statements found herein, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements including, but not limited to, the current downturn in the U.S. economy generally, continued customer capital spending reductions in the semiconductor industry; further periodic downturns in the semiconductor industry which could have a material adverse effect on the semiconductor industry’s demand for semiconductor processing equipment, the greater financial, marketing, technical or other resources, broader product lines, and more established customer bases that some of Novellus’ competitors possess, future competition from new market entrants, improvement of the design and performance of Novellus’ competitors’ products, Novellus’ success in selecting, developing, and marketing new products, or enhancing existing products, its ability to enforce its patents and the inherent uncertainty in the outcome of litigation matters, the availability of raw materials and critical manufacturing equipment, and risks associated with regulatory and trade environments.

All forward-looking statements included in this Quarterly Report are based on information available to Novellus on the date hereof, and Novellus assumes no obligation to update any such forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. You should also consult the cautionary statements and risk factors listed from time to time in Novellus’ Reports on Forms 10-Q, 8-K, 10-K, and its Annual Reports to Shareholders, including Novellus’ most recent Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Net sales for the three months ended March 30, 2002 were $169.7 million, compared with $458.7 million in the comparable period in the prior year, and $200.0 million in the immediately preceding quarter. The decrease in net sales over the comparable period in the prior year and in the immediately preceding quarter is primarily due to customer capital spending reductions in response to slowing worldwide demand for semiconductors.

International net sales (including export sales) for the three months ended March 30, 2002, were 54% of total net sales, compared with 56% in the comparable period in the prior year and 56% in the immediately preceding quarter. The decreases from the comparable prior year period and the immediately preceding quarter primarily relate to lower net sales to Japan and the Pacific Rim.

Gross profit as a percentage of net sales for the three months ended March 30, 2002 was 42%, compared with 56% for the comparable period in the prior year and 48% for the immediately preceding quarter. The decrease in gross profit as a percentage of net sales from the comparable period in the prior year is due to a decrease in the absorption of fixed overhead cost as a result of lower shipments of products and from lower gross margins on sales of 300mm systems, which have higher costs as such 300mm systems are not yet in high volume production. The decrease in gross profit as a percentage of sales from the immediately preceding quarter is primarily due to the cost benefit associated with the cancellation of the 2001 bonus and profit sharing programs in the fourth quarter of 2001, which resulted in the reversal of expense recorded in the first three quarters of 2001.

Selling, general, and administrative (SG&A) expense for the three months ended March 30, 2002 was $34.7 million compared with $68.9 million in the comparable period in the prior year and $28.3 million in the immediately preceding quarter. SG&A expense as a percentage of net sales for the three months ended March 30, 2002 was 20% compared with 15% for the comparable period in the prior year and 14% for the immediately preceding quarter. The increase in SG&A expense as a percentage of net sales versus the comparable prior year period is primarily due to a substantial reduction in net sales associated with the decline in customer capital spending. The decrease in SG&A expense in absolute dollars from the comparable period in the prior year is primarily due to the impact of cost reduction measures implemented in 2001, including travel and other discretionary spending reductions, workforce reductions, executive and employee pay reductions, and facilities consolidation. The increase in SG&A expense in absolute dollars and as a percentage of net sales from the immediately preceding quarter was primarily due to the cost benefit associated with the cancellation of the 2001 bonus and profit sharing programs in the fourth quarter of 2001, which resulted in the reversal of expense recorded in the first three quarters of 2001. Excluding the reversal of the bonus and profit sharing programs in the fourth quarter of 2001, SG&A expense decreased by $7.9 million due to cost reduction efforts and the discontinuation of goodwill amortization in accordance with SFAS 142.

Research and development (R&D) expense for the three months ended March 30, 2002 was $54.0 million compared with $70.5 million for the comparable period in the prior year and $60.7 million in the immediately preceding quarter. R&D expense as a percentage of net sales for the three months ended March 30, 2002 was 32% compared with 15% for the comparable period in the prior year and 30% for the immediately preceding quarter. The decrease in R&D expense in absolute dollars over the comparable period in the prior year and over the immediately preceding quarter is due to cost containment efforts aimed at focusing priorities on key products necessary for long-term growth. Despite the current quarter decrease in R&D expense in response to the substantial decline in customer sales, Novellus continues to believe that significant investment in R&D is required to remain competitive and plans to continue to invest in new products and increase research and development spending in absolute dollars, although such expenses as a percentage of net revenues may fluctuate between periods.

In the first quarter of 2002, Novellus reduced its workforce in response to market conditions and recorded a special charge of $3.3 million, primarily for the cost of severance compensation. As of March 30, 2002, all severance benefits related to the reduction in workforce had been paid.

During the first quarter of 2001, Novellus incurred merger costs related to the acquisition of GaSonics of $13.2 million. These costs included professional fees, financial printing, and other related costs. Additionally, these costs included charges related to the cancellation of various contracts and the write-off of certain redundant assets. As of March 30, 2002, all expenses related to these accruals had been paid.

In September 2001, Novellus determined that due to the financial difficulties facing one of its customers, an outstanding accounts receivable balance was at risk for collection. Accordingly, Novellus recorded a write-off of $7.7 million. In the first quarter of 2002, all amounts under this accounts receivable balance were paid resulting in a benefit to operations of $7.7 million.

Other income, including interest income, for the three months ended March 30, 2002 was $17.7 million compared with $16.6 million for the comparable period in the prior year and $17.2 million in the immediately preceding quarter. The increase over the immediately preceding quarter is primarily due to a $4.6 million gain on the sale of an investment, offset by lower average rates of return on Novellus’ cash and short-term investment balances. The increase over the comparable period in the prior year is primarily due to higher cash and short-term investment balances, primarily as a result of the $880.0 million LYONs offering, offset by lower average rates of return on Novellus’ cash and short-term investment balances.

Novellus’ effective tax rate for the three months ended March 30, 2002 was 21% compared to 31% for the comparable period in the prior year and the immediately preceding quarter. The decrease results from lower pretax income expected in the current year.

Net income for the three months ended March 30, 2002 was $3.8 million or $0.03 per diluted share, compared with $82.1 million or $0.55 per diluted share for the comparable period in the prior year and $17.2 million, or $0.12 per diluted share for the immediately preceding quarter. Excluding the $4.6 million gain on the sale of an investment, the $7.7 million benefit for the recovery of an account receivable which had been previously reserved, and a $3.3 million charge associated with a reduction in workforce, Novellus had a net loss of $3.3 million for the three months ended March 30, 2002, or $(0.02) per diluted share.

The number of shares used in the per fully diluted share calculations for the three months ended March 30, 2002 was 150.6 million, compared with 148.1 million for the comparable period in the prior year and 148.5 million for the immediately preceding quarter. The increase in shares used for the three months ended March 30, 2002 compared to the comparable period in the prior year and in the immediately preceding quarter is primarily due to shares issued under employee compensation plans.

One customer represented 18% and 13% of Novellus’ sales during the three months ended March 30, 2002 and March 31, 2001, respectively. A member of Novellus’ board of directors also serves on the board of directors of this customer, and therefore, the customer is considered a related party.

The Company’s critical accounting policies are discussed in the Novellus Annual Report on Form 10-K for the year ended December 31, 2001, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to the Novellus Consolidated Financial Statements for the year ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Novellus does not expect the adoption of SFAS 143 to be material to its financial condition or results of operations.

In a series of meetings from February through April 2002, the FASB met and discussed changes to their consolidations project that could substantially change the accounting for synthetic leases. The FASB plans to allow the public to comment on an Interpretation of FASB Statement No. 94, “Consolidated Financial Statements” which will include the proposed changes. The FASB plans to finalize the Statement by July 31, 2002. The FASB intends to issue the final Statement with an effective date being the first day of the first fiscal year beginning after December 15, 2002 (January 1, 2003 for Novellus). If the final Statement is consistent with the Company’s understanding of the discussions held to date, Novellus believes that assets associated with the Company’s synthetic leases would be treated as if Novellus purchased the assets. The treatment would result in an increase to property and equipment of approximately $464.6 million. Novellus’ lease receivable and cash collateral would be returned to the Company as cash or used to offset the purchase price of the properties. As a result of the purchase, depreciation expense would increase by approximately $30.0 million to $35.0 million per year, and rent expense and interest income would each decrease by approximately $15.0 million per year based on current interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Novellus has historically financed its operating and capital resource requirements through cash flows from operations, sales of equity securities, and borrowings. Novellus’ primary source of funds at March 30, 2002 consisted of $958.2 million of cash, cash equivalents, and short-term investments. This amount represents an increase of $36.4 million from the December 31, 2001 balance of $921.8 million. The increase is primarily due to cash generated through operations and through proceeds from employee compensation plans.

Net cash provided by operating activities during the three months ended March 30, 2002 was $64.0 million. This amount consisted primarily of collections on accounts receivable of $40.5 million and an income tax benefit from employee compensation plans of $13.4 million, partially offset by an increase in inventory of $17.8 million.

Net cash used in investing activities was $52.5 million during the three months ended March 30, 2002. During this period, Novellus’ cash outflows consisted primarily of $45.5 million in net purchases of restricted short-term investments.

As of March 30, 2002, Novellus does not have any significant property and equipment commitments. Novellus will continue to participate in its synthetic leases in 2002 and believes the obligations under the agreements will result in an additional cash outlay of approximately $51.9 million. See further discussion below.

During the three months ended March 30, 2002, net cash provided by financing activities was $23.8 million due to $30.8 million from employee compensation plans, offset by net payments of $7.0 million on its bank lines of credit.

Novellus leases nearly all of its facilities under operating leases, including synthetic leases, which expire at various dates through 2010. A synthetic lease is a form of operating lease wherein a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. The lessor generally borrows the balance of the funds necessary to fund the acquisition and construction. Under certain of Novellus’ synthetic lease agreements, the Company is obligated to lend approximately 87% of the cost of the leased asset to the lessor upon completion of construction. The leases with this requirement are known as defeased or self-funded transactions. Additionally, Novellus’ synthetic leases require the Company to maintain collateral for the benefit of the lessor. Novellus synthetic lease arrangements are discussed in greater detail in the Novellus Annual Report on Form 10-K for the year ended December 31, 2001, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 7 to the Novellus Consolidated Financial Statements for the year ended December 31, 2001, provided that such discussion speaks only as of the date such Form 10-K was filed.

Novellus holds synthetic lease agreements on properties in San Jose, California and Tualatin, Oregon. During the three months ended March 30, 2002, Novellus drew an additional $33.3 million against its available lease financing line for the Tualatin property. Novellus estimates that construction on the Tualatin property will be completed in May 2002, at which time the Company will provide the lessor with approximately $51.9 million of additional funds related to Novellus’ participation in the lease financing. The total financing under the San Jose synthetic lease has not changed significantly since December 31, 2001.

Novellus has lines of credit with four Japanese banks, which expire at various dates through August 2002, under which the Company can borrow up to $30.2 million at the banks’ prime rates (ranging from 0.48% to 1.01%) as of March 30, 2002. These facilities are available to Novellus’ Japanese subsidiary, Novellus Systems Japan. At March 30, 2002 and December 31, 2001, amounts outstanding were $19.2 million and $26.2 million, at annual weighted-average interest rates of 0.55% and 0.62%, respectively. All borrowings under the lines of credit were by Novellus Systems Japan.

On July 26, 2001, Novellus issued $880.0 million of Liquid Yield Option™ Notes (“LYONs”) due July 26, 2031. The net proceeds after issuance costs (which will be amortized over 30 years) from the LYONs offering were $862.4 million. The LYONs are zero coupon, zero-yield subordinated debentures that may be converted into shares of Novellus common stock, subject to specified conditions as set forth in the indenture. The LYONs are convertible into 13.09504 shares of Novellus common stock per $1,000 LYON, or 11.5 million shares and 7.9% of all outstanding shares as of March 30, 2002, if (1) the sales price of Novellus common stock reaches a specified threshold, (2) the LYONs are called for redemption, or (3) specified corporate transactions have occurred, subject to antidilutive adjustments.

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

Novellus deposited U.S. treasury securities into a pledge account to secure Novellus’ obligations under the LYONs until July 26, 2002. These securities are reflected on Novellus’ balance sheet as restricted short-term investments. At March 30, 2002, restricted short-term investments related to this obligation were approximately $872.2 million, which will mature to $880.0 million, to secure the obligations under the LYONs on July 26, 2002. If on July 26, 2002, the LYONs are delivered to Novellus, the $880.0 million could be used to repurchase the LYONs and any remaining unamortized issuance costs, approximately $17.0 million as of July 26, 2002, would be written off as other expense. Upon expiration of the obligations under the pledge account, Novellus intends to use the net proceeds of the offering, if any, for general corporate purposes.

Additionally, Novellus has the option of redeeming the LYONs on July 26, 2006, 2011, 2016, 2021, and 2026 for cash or common stock or a combination of cash and common stock.  For further discussion, see Notes to Condensed Consolidated Financial Statements, “Convertible Subordinated Debentures”.

Novellus believes that its current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet the Company’s needs through the next twelve months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Immediately after consummation of the TFS purchase, Novellus filed a complaint (the “Novellus Complaint”) against Applied in the same Court, Civil Action No. C-97-20551 RMW, alleging infringement by Applied (including the making, using, selling and/or offering for sale of certain products and systems) of United States Patent Nos. 5,314,597, (the “ ‘597 patent”) 5,330,628, and 5,635,036 (the “Novellus Patents”), which patents Novellus acquired from Varian in the TFS purchase. In the Novellus Complaint, Novellus also alleged that it is entitled to declarations from Applied that Novellus does not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. Applied has filed counterclaims alleging that Novellus infringes the Applied Patents.

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

On March 25, 2002, the Court issued an order: (1) denying Applied’s motion for summary judgment of no literal infringement and no infringement under the doctrine of equivalents of claims 1 and 8 of Novellus’ ‘597 patent with respect to Applied’s 300 mm Al WP series magnet arrays; (2) granting summary judgment of no literal infringement of claims 1 and 8 of Novellus’ ‘597 patent to Applied with respect to its 200mm RH and 300mm IMP series arrays, but denying summary judgment with respect to infringement under the doctrine of equivalents for these products and claims; (3) denying Novellus’ cross-motion for summary judgment of infringement of claims 1 and 8 of Novellus’ ‘597 patent; and (4) granting summary judgment of noninfringement to Applied with respect to claims 27 and 28 of Novellus’ ‘597 patent and Applied’s 300 mm Al WP series magnet arrays.

The Novellus Complaint against Applied also includes requests for damages for prior infringement and treble damages for “willful” infringement, in addition to a request for a permanent injunction for further infringement. Novellus believes that this litigation will not have a material adverse impact on Novellus’ financial condition or results of operations. However, there can be no assurances that Novellus will prevail against Applied. If Applied were to prevail against Novellus, it could have a material adverse impact on Novellus’ business, financial condition, or results of operations.

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

Novellus believes that this litigation will not have a material adverse impact on Novellus’ financial condition or results of operations. However, there can be no assurances that Novellus will prevail against Semitool. If Semitool were to prevail against Novellus, it could have a material adverse impact on Novellus’ business, financial condition, or results of operations.

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

Although it is inherently difficult to assess the outcome of litigation matters when the litigation is in such an early stage, Novellus believes that this litigation will not have a material adverse impact on Novellus’ financial condition or results of operations. However, there can be no assurances that Novellus will prevail against Semitool. If Semitool were to prevail against Novellus, it could have a material adverse impact on Novellus’ business, financial condition, or results of operations.

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

On June 1, 2000, the Company filed a declaratory relief action against Plasma Physics and Solar Physics requesting a judgment of non-infringement, invalidity, and unenforceability with respect to the ‘897 and ‘784 patents. The suit was entitled Novellus v. Plasma Physics and Solar Physics, Civil Action No. 00-3146, and was pending in the United States District Court for the Eastern District of New York. On July 31, 2000, Plasma Physics filed an Answer and Conditional Counterclaim. Plasma Physics denied that the ‘897 and ‘784 patents are invalid and unenforceable. Plasma Physics further denied that the ‘784 patent is not infringed by the Company. Plasma Physics also asserted a conditional counterclaim against the Company, alleging that the Company’s PECVD processing systems infringe the ‘784 patent. On April 3, 2002, the suit was dismissed pursuant to a stipulation of voluntary dismissal without prejudice.

On June 12, 2001, the United States Patent and Trademark Office issued to Plasma Physics U.S. Patent No. 6,245,648, entitled “Method of Forming Semiconducting Materials and Barriers” (the “’648 Patent”). On June 13, 2001, Plasma Physics sent a letter to the Company, indicating that it may sue the Company’s customers for their alleged infringement of the ‘648 Patent.

Novellus believes that this matter will not have a material adverse impact on Novellus’ financial condition or results of operations. However, there can be no assurances that Novellus and its customers will prevail against Plasma Physics. If Plasma Physics were to prevail against Novellus or its customers, it could have a material adverse impact on Novellus’ business, financial condition, or results of operations.

Linear Technology Litigation

On March 12, 2002, Linear Technology Corporation (“Linear”) filed a complaint against the Company, among other parties, in the Superior Court of the State of California for the County of Santa Clara, case No. CV806004. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving, among other things, alleged breach of contract, fraud, unfair competition, breach of warranty, and declaratory relief. The Company has not yet filed a response to Linear’s complaint.

Although it is inherently difficult to assess the outcome of litigation matters when the litigation is in such an early stage, Novellus believes that this litigation will not have a material adverse impact on Novellus’ financial condition or results of operations. However, there can be no assurances that Novellus will prevail against Linear. If Linear were to prevail against Novellus, it could have a material adverse impact on Novellus’ business, financial condition, or results of operations.

ITEM 5: OTHER INFORMATION

The ratio of earnings to fixed charges for the three months ended March 30, 2002 and each of the five most recent fiscal years was as follows:

	Year ended December 31,
Three months ended
March 30, 2002	2001	2000	1999	1998	1997

2.96	13.41	16.30	6.95	6.33	—

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

     None

(b) Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

/s/ Kevin S. Royal Kevin S. Royal Vice President and Chief Financial Officer (Chief Accounting Officer)

May 10, 2002 Date