Form 10-Q
period 2002-06-29
NOVELLUS SYSTEMS INC
filed 2002-08-13
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

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

         YES NO

As of July 31, 2002, 145,070,611 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JUNE 29, 2002

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
(in thousands, except per share amounts)	June 29,	June 30,	June 29,	June 30,
(unaudited)	2002	2001	2002	2001

Net sales	$222,147	$376,899	$391,826	$835,604

Cost of sales	120,583	177,275	218,732	380,995

Gross profit	101,564	199,624	173,094	454,609

Operating expenses:

Selling, general, and administrative	39,478	54,468	74,164	123,374

Research and development	58,727	72,707	112,773	143,198

Special charges	—	—	3,273	13,160

Bad debt write-off (recovery)	—	—	(7,662)	—

Total operating expenses	98,205	127,175	182,548	279,732

Operating income (loss)	3,359	72,449	(9,454)	174,877

Interest and other income, net	11,847	13,379	29,516	29,939

Income before income taxes	15,206	85,828	20,062	204,816

Provision for income taxes	3,193	26,607	4,213	63,493

Net income	$12,013	$59,221	$15,849	$141,323

Net income per share:

Basic net income per share	$0.08	$0.42	$0.11	$1.00

Diluted net income per share	$0.08	$0.40	$0.11	$0.95

Shares used in basic calculation	145,120	142,267	144,687	141,638

Shares used in diluted calculation	151,053	149,643	150,838	148,876

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	December 31,
(in thousands)	2002	2001 *

Assets	(unaudited)

Current assets:

Cash and cash equivalents	$524,897	$550,640

Short-term investments	416,997	371,182

Restricted short-term investments	872,299	961,643

Accounts receivable, net	221,244	225,916

Inventories	251,362	244,712

Deferred tax assets, net	83,415	82,069

Prepaid and other current assets	59,158	81,049

Total current assets	2,429,372	2,517,211

Property and equipment:

Machinery and equipment	251,577	243,677

Furniture and fixtures	15,297	15,256

Leasehold improvements	79,882	79,264

Land	8,782	8,782

	355,538	346,979

Less accumulated depreciation and amortization	187,795	169,378

	167,743	177,601

Other assets	91,773	70,177

Note receivable	397,429	244,673

Total assets	$3,086,317	$3,009,662

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$95,520	$67,317

Accrued payroll and related expenses	25,057	34,211

Accrued warranty	35,796	43,337

Other accrued liabilities	33,066	30,411

Restructuring accrual	22,871	26,849

Income taxes payable	9,504	5,870

Deferred profit	51,528	40,835

Current obligations under lines of credit	17,927	26,179

Convertible subordinated debentures	862,953	862,659

Total current liabilities	1,154,222	1,137,668

Shareholders’ equity:

Common stock	1,329,303	1,273,201

Retained earnings	603,935	597,267

Accumulated other comprehensive income (loss)	(1,143)	1,526

Total shareholders’ equity	1,932,095	1,871,994

Total liabilities and shareholders’ equity	$3,086,317	$3,009,662

* Amounts as of December 31, 2001 are derived from the December 31, 2001 audited financial statements.

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(in thousands)	June 29,	June 30,
(unaudited)	2002	2001

Cash flows from operating activities:

Net income	$15,849	$141,323

Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sale of an investment	(4,602)	—

Depreciation and amortization	24,919	22,809

Deferred income taxes	(1,346)	43,358

Deferred compensation	873	725

Adjustment to conform fiscal year end of GaSonics	—	1,714

Income tax benefits from employee stock option plans	16,942	24,311

Changes in operating assets and liabilities:

Accounts receivable	4,672	102,006

Inventories	(6,313)	(73,184)

Prepaid and other current assets	21,891	(32,553)

Accounts payable	28,203	(30,608)

Accrued payroll and related expenses	(9,154)	(14,001)

Accrued warranty	(7,541)	1,529

Deferred profit	10,693	(95,295)

Other accrued liabilities	(1,323)	(6,178)

Income taxes payable	5,176	(49,920)

Total adjustments	83,090	(105,287)

Net cash provided by operating activities	98,939	36,036

Cash flows from investing activities:

Proceeds from the sale and maturity of short-term investments	380,313	1,073,177

Purchases of short-term investments	(425,289)	(980,500)

Proceeds from the sale and maturity of restricted short-term investments	1,274,583	—

Purchases of restricted short-term investments	(1,186,362)	—

Capital expenditures	(12,376)	(49,355)

Decrease in other assets	1,052	555

Participation in synthetic leases	(177,457)	—

Net cash provided by (used in) investing activities	(145,536)	43,877

Cash flows from financing activities:

Proceeds from employee stock option plans	41,750	33,155

Proceeds from (payments on) lines of credit, net	(8,252)	5,945

Repurchase of common stock	(12,644)	—

Net cash provided by financing activities	20,854	39,100

Net increase (decrease) in cash and cash equivalents	(25,743)	119,013

Cash and cash equivalents at the beginning of the period	550,640	589,415

Cash and cash equivalents at the end of the period	$524,897	$708,428

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Novellus’ Annual Report on Form 10-K for the year ended December 31, 2001.

On January 10, 2001, Novellus merged with GaSonics International Corporation (“GaSonics”). The merger was accounted for as a pooling-of-interests transaction in accordance with generally accepted accounting principles. In the transaction, Novellus acquired all outstanding shares of GaSonics in a stock-for-stock merger, with all outstanding shares of GaSonics capital stock converted into approximately 9,240,000 shares of Novellus common stock. In addition, all outstanding options to purchase shares of GaSonics capital stock were automatically converted into options to purchase approximately 1,400,000 shares of Novellus common stock. Merger related expenses of approximately $13.2 million were recorded in the first quarter of 2001 and were included in special charges within the statement of operations.

Novellus adopted Statement of Financial Accounting Standards No. 142, (“SFAS 142”) “Goodwill and Other Intangible Assets” in the first quarter of 2002. SFAS 142 discontinues amortization of goodwill and intangible assets deemed to have indefinite lives and requires such assets to be reviewed at least annually for impairment. SFAS 142 also includes provisions on the identification of intangible assets, reclassification of certain intangibles from previously reported goodwill, and reassessment of the useful lives of existing intangibles. As of January 1, 2002, Novellus had a goodwill balance of approximately $20.1 million. Consequently upon adoption, the application of the non-amortization provisions of SFAS 142 resulted in an increase in pre-tax operating income of $0.9 million and $1.8 million, in the three and six months ended June 29, 2002, respectively. If Novellus had adopted the provisions of SFAS 142 in the first quarter of 2001, the increase in pre-tax operating income would have been $0.9 million and $1.8 million, in the three and six months ended June 30, 2001, respectively. Novellus would have recorded earnings per share, on a diluted basis, $0.40 and $0.96 for the three and six months ended June 30, 2001, respectively. In the first quarter of 2002, Novellus conducted a test for impairment of its goodwill using the two-step process prescribed in SFAS 142. The first step identifies when impairment may have occurred, while the second step measures the amount of the impairment, if any. The conclusion of the test was that the Company’s goodwill assets were not impaired.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Novellus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, Novellus evaluates its estimates, including those related to allowance for doubtful accounts, inventories, investments, deferred tax assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. Novellus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Novellus believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

Novellus recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements” and “SAB 101: Revenue Recognition in Financial Statements-Frequently Asked Questions and Answers” (“SAB 101 FAQ”). Novellus recognizes revenue when persuasive evidence of an arrangement exists, delivery has

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Certain of Novellus’ product sales are accounted for as multiple-element arrangements. If Novellus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then Novellus recognizes equipment revenue upon shipment and transfer of title, with the remainder when it becomes due (generally upon acceptance). All other equipment sales are recognized upon customer acceptance. Revenue related to spare part sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in other accrued liabilities.

Allowance for Doubtful Accounts

Novellus evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where Novellus is aware of a specific customer’s inability to meet its financial obligations to us, Novellus records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount Novellus reasonably believes will be collected. For all other customers, Novellus recognizes a reserve for bad debts based on a certain percentage of total revenues, which is based on Novellus’ historical experience over five years. If circumstances change (e.g. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), Novellus may amend its estimates of the recoverability of amounts due to Novellus.

Inventory Reserves

Novellus assesses the recoverability of all inventory, including work-in-process, finished goods, and spare parts to determine whether adjustments for impairment are required. Inventory which is obsolete or in excess of Novellus’ forecasted usage is written down to its estimated market value based on assumptions about future demand and market conditions. If actual demand is lower than the Company’s forecast, additional inventory write-downs may be required.

Warranty and Installation

Novellus’ warranty and installation policy generally states that Novellus will provide installation services as well as warranty coverage, for a predetermined amount of time, on systems and modules for material and labor to repair and service the equipment. Novellus records the estimated cost of warranty coverage and installation upon system shipment. The estimated cost of warranty and installation coverage is determined by the warranty term as well as the average historical warranty and installation expense for a specific tool. Should actual product failure rates, material usage, or installation costs differ from Novellus’ estimates, revisions to the estimated warranty and installation liability may be required.

Investments

Novellus classifies its marketable securities as available-for-sale in accordance with the provisions of the Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss). Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income. Interest on all securities is included in interest income. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring impairment charges in the future. The fair values of investments are determined using quoted market prices if available. If quoted market prices are not available, investments are estimated using discounted cash flows and market interest rates.

Deferred Tax Assets

Novellus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Novellus has considered future taxable income and ongoing prudent and feasible tax planning strategies in

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

assessing the need for the valuation allowance, in the event Novellus determined that it would be able to realize its deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should Novellus determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would decrease income in the period such determination was made.

Restructuring

Novellus accounts for the need to record restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. In the third quarter of 2001, Novellus established restructuring reserves for its operations. In the first quarter of 2002, Novellus had a reduction in force, which required reserves for severance benefits. These reserves required the use of estimates. Though Novellus believes that these estimates accurately reflect the costs of these plans, actual results may be different. See Note 8 to Condensed Consolidated Financial Statements.

Contingencies and Litigation

Novellus makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. Novellus would accrue the cost of an adverse judgment if, in Novellus’ estimation, the adverse settlement is probable and Novellus can reasonably estimate the ultimate cost to Novellus. Novellus has made no such accruals at June 29, 2002.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Novellus does not expect the adoption of SFAS 143 to be material to its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for impairment of long-lived assets. Novellus does not expect the adoption of SFAS 144 to have a material effect on Novellus’ financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS 145 will require gains and losses

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sales-leaseback transactions and sublease accounting. Novellus is required to adopt the provisions of SFAS 145 effective January 1, 2003. Novellus does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. Novellus is currently evaluating the impact of this adoption.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

	June 29,	December 31,
	2002	2001

Purchased and spare parts	$198,290	$199,702

Work-in-process	46,169	42,717

Finished goods	6,903	2,293

Total inventory	$251,362	$244,712

4. LINES OF CREDIT

As of June 29, 2002, Novellus has lines of credit with four Japanese banks, which expire at various dates through October 2002, under which Novellus can borrow up to $30.2 million at the banks’ prime rates (ranging from 0.46% to 0.50%) as of June 29, 2002. These facilities are available to Novellus’ Japanese subsidiary, Novellus Systems, Japan. At June 29, 2002 and December 31, 2001, amounts outstanding were $17.9 million and $26.2 million, respectively, at annual weighted-average interest rates of 0.48% and 0.62%, respectively. All borrowings under the lines of credit were by Novellus Systems, Japan.

5. NET INCOME PER SHARE

Net income per share is calculated in accordance with SFAS No. 128. Basic net income per share excludes the dilutive effect of employee stock options. Diluted net income per share includes the dilutive effect of employee stock options. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Numerator:

Net income	$12,013	$59,221	$15,849	$141,323

Denominator:

Basic weighted-average shares outstanding	145,120	142,267	144,687	141,638

Employee stock options	5,933	7,376	6,151	7,238

Diluted weighted-average shares outstanding	151,053	149,643	150,838	148,876

Basic net income per share	$0.08	$0.42	$0.11	$1.00

Diluted net income per share	$0.08	$0.40	$0.11	$0.95

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMMITMENTS

Novellus leases nearly all of its facilities under operating leases, including synthetic leases, which expire at various dates through 2010. A synthetic lease is a form of operating lease whereby a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. The lessor generally borrows the balance of the funds necessary to fund the acquisition and construction. Under certain of Novellus’ synthetic lease agreements, Novellus is obligated to lend approximately 87% of the cost of the leased asset to the lessor upon completion of construction. The leases with this requirement are known as defeased or self-funded transactions. Additionally, Novellus’ synthetic leases require the Company to maintain collateral for the benefit of the lessor.

Novellus holds synthetic lease agreements on properties in San Jose, California and Tualatin, Oregon. During the six months ended June 29, 2002, Novellus drew an additional $87.5 million against its available lease financing line for the Tualatin property for which construction was completed in May 2002. There are no additional amounts available under the Tualatin lease facility. The total financing under the San Jose synthetic lease has not changed significantly since December 31, 2001.

Summary information regarding Novellus’ synthetic lease arrangements is as follows as of June 29, 2002 (currency amounts in thousands):

Property	Number of	Total Lease	Novellus'	Net Lease	Collateral	Residual Value
Location	Properties	Financing	Participation	Financing	Value	Guarantee

San Jose, CA	13	$293,183	$257,042	$36,141	$36,141	$258,220

Tualatin, OR	1	163,241	140,387	22,854	22,854	140,387

	14	$456,424	$397,429	$58,995	$58,995	$398,607

7. CONVERTIBLE SUBORDINATED DEBENTURES

On July 26, 2001, Novellus issued $880.0 million of Liquid Yield Option™ Notes (“LYONs”) due July 26, 2031. The net proceeds after issuance costs (which will be amortized over 30 years) from the LYONs offering were $862.4 million. The LYONs are zero coupon, zero-yield subordinated debentures that may be converted into shares of Novellus common stock, subject to specified conditions as set forth in the indenture. The LYONs are convertible into 13.09504 shares of Novellus common stock per $1,000 LYON, or 11.5 million shares and 7.9% of all outstanding shares as of June 29, 2002, if (1) the sales price of Novellus common stock reaches a specified threshold, (2) the LYONs are called for redemption, or (3) specified corporate transactions have occurred, subject to antidilutive adjustments.

On July 26, 2002, the security holders had the option to deliver the LYONs to Novellus and to require Novellus to repurchase the LYONs for $1,000 in cash each, up to a maximum of $880.0 million for all outstanding LYONs. Additionally, security holders also have the option to require Novellus to repurchase the LYONs on July 26, 2006, 2011, 2016, 2021, and 2026. On those repurchase dates in 2006 and thereafter, Novellus has the ability to determine whether the repurchase of the LYONs will be for cash or common stock or a combination of cash and common stock.

Novellus deposited U.S. treasury securities into a pledge account to secure Novellus’ obligations under the LYONs until July 26, 2002. These securities are reflected on Novellus’ balance sheet as restricted short-term investments.

On July 26, 2002, the security holders exercised their option to deliver the LYONs to Novellus and required Novellus to repurchase the LYONs for $1,000 in cash each on such date, representing $880.0 million for substantially all outstanding LYONs. Novellus used the restricted short-term investments discussed above, which had matured to $880.0 million, to repurchase the LYONs. Novellus will record a charge in July 2002 of approximately $17.0 million to other expense for the remaining unamortized issuance costs related to the LYONs.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. SPECIAL CHARGES

Reduction in Force

In the first quarter of 2002, Novellus reduced its workforce in response to market conditions. Novellus recorded a special charge of $3.3 million, primarily for the cost of severance compensation. As of June 29, 2002, all severance benefits related to the reduction in workforce had been paid.

Merger-Related Expense

During the first quarter of 2001, Novellus incurred merger costs related to the acquisition of GaSonics of $13.2 million. These costs included professional fees, financial printing, and other related costs. Additionally, these costs included charges related to the cancellation of various contracts and the write-off of certain redundant assets. As of June 29, 2002, all expenses related to these accruals had been paid.

Restructuring

In September 2001, Novellus announced its intention to restructure its operations, which was driven by the decline in Novellus’ orders due to the contraction of the semiconductor capital equipment market from calendar year 2000 levels. During the third quarter of 2001, the restructuring plan was approved by the appropriate level of management necessary to commit Novellus to its specific actions. Novellus began implementing the plan during the third quarter of 2001 and recorded restructuring and asset impairment charges totaling $55.0 million, of which $47.9 million was included in operating expenses and $7.1 million was included in cost of sales. The restructuring charges included $33.8 million related to vacated facilities, $9.5 million related to abandoned assets associated with the discontinuation of certain projects, and $4.6 million related to the write-off of purchased technology. Additionally, the discontinuation of certain projects resulted in $7.1 million of inventory write-downs, which were included in cost of sales.

Below is a table summarizing activity relating to the September 2001 Plan (in thousands):

			Write-off of
	Vacated	Abandoned	Purchased		Discontinued
	Facilities	Assets	Technology	Subtotal	Inventory	Total Restructure

Balance at December 31, 2001	$26,849	$—	$—	$26,849	$—	$26,849

Cash payments	(3,978)	—	—	(3,978)	—	(3,978)

Balance at June 29, 2002	$22,871	$—	$—	$22,871	$—	$22,871

The charge for vacated facilities was related to rent obligations after the abandonment of certain facilities currently under long-term operating lease agreements. When applicable, anticipated future sublease income relating to vacated buildings was offset against the charge for the remaining lease payments. All leasehold improvements relating to the vacated buildings with no future economic benefit were abandoned. Additionally, certain fixed assets associated with these facilities had no future economic benefit and were written off.

The charge for abandoned assets and discontinued inventory were associated with programs exited by Novellus. The write-off of purchased technology was related to technology that was abandoned by Novellus.

As of June 29, 2002, significantly all actions under the restructuring plan have been achieved except for future rent obligations related to vacated facilities. The remaining $22.9 million balance of the restructuring accrual is for future rent obligations which are to be paid in cash over the next five years.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. BAD DEBT WRITE-OFF (RECOVERY)

In September 2001, Novellus determined that due to the financial difficulties facing one of its customers, an outstanding accounts receivable balance was at risk for collection. Accordingly, Novellus recorded a write-off of $7.7 million. In the first quarter of 2002, all amounts under this accounts receivable balance were paid, resulting in a recovery of $7.7 million.

10. COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net income	$12,013	$59,221	$15,849	$141,323

Foreign currency translation adjustment	2,475	(1,391)	675	820

Unrealized gain on available-for-sale securities	579	2,991	292	8,317

Reclassification adjustment for a realized gain on an available-for-sale investment included in net income, net of tax	—	—	(3,636)	—

Other comprehensive income	$15,067	$60,821	$13,180	$150,460

The components of accumulated other comprehensive income (loss), net of related tax, are as follows (in thousands):

	June 29,	December 31,
	2002	2001

Foreign currency translation adjustment	$(1,500)	$(2,175)

Unrealized gain on available-for-sale securities	357	3,701

Accumulated other comprehensive income (loss)	$(1,143)	$1,526

11. RELATED PARTY TRANSACTIONS

During the second quarter of 2002, Novellus leased an aircraft from a third-party entity wholly owned by Richard S. Hill, Novellus’ Chairman and Chief Executive Officer. Under the aircraft lease agreement with the third-party entity wholly owned by Mr. Hill, Novellus incurred lease expense of approximately $58,000 through June 29, 2002. Novellus believes that the amount billed for use of the aircraft is within the range charged by third-party commercial charter companies for a similar type of aircraft.

A member of Novellus’ board of directors also serves on the board of directors of one of Novellus’ customers and therefore, this customer is considered a related party. This related-party customer represented 12% and 16% of net sales for the three and six months ended June 29, 2002, respectively. This related-party customer represented 20% and 17% of net sales during the three and six months ended June 30, 2001, respectively.

12. SUBSEQUENT EVENT

On August 12, 2002, Novellus entered into a definitive agreement to acquire SpeedFam-IPEC, Inc., a global supplier of chemical mechanical planarization (CMP) systems used in the fabrication of advanced copper interconnects. Novellus will acquire all outstanding shares of SpeedFam-IPEC in a stock-for-stock merger and will assume all of SpeedFam-IPEC's 6 1/4 percent Convertible Subordinated Notes due 2004, totaling $115 million. Together with the purchase of stock and the assumption of net debt, the transaction is valued at approximately $220 million. If the merger is completed, SpeedFam-IPEC will become a wholly-owned subsidiary of Novellus, and each outstanding share of SpeedFam-IPEC common stock will be converted into the right to receive 0.1818 of a share of Novellus common stock on a fixed-exchange ratio basis. The merger will be accounted for as a purchase transaction and is intended to qualify as a tax-free reorganization under IRS regulations. The transaction has been approved by the board of directors of both companies and is expected to formally close in the fourth calendar quarter of 2002, subject to certain closing conditions, including SpeedFam-IPEC shareholder approval. Novellus shareholder approval is not required.

13. LITIGATION

For a discussion of legal matters, see Part II: Other Information, Item 1: Legal Proceedings.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: Novellus’ continued belief that significant investment in R&D is required to remain competitive and its plans to continue to invest in new products; Novellus’ expectations regarding the effect of the adoption of SFAS 143, 144, 145 and 146 on its financial condition or results of operations; Novellus’ expectations regarding its acquisition of SpeedFam-IPEC, Inc., including the transaction’s anticipated closing date and that the acquisition will be accretive to the Company’s earnings on a per-share basis by the third calendar quarter of 2003; Novellus’ belief that it would exercise its purchase option under the terms of the synthetic leases if the final Statement regarding the treatment of the assets associated with Novellus’ synthetic leases by FASB is consistent with Novellus’ interpretation of the Exposure Draft (“ED”), “Consolidation of Certain Special-Purpose Entities, an Interpretation of ARB No. 51”, and the Company’s expectation that the adoption of the ED would not have an impact on its liquidity; Novellus’ expectations regarding investments in property and equipment in fiscal 2002; Novellus’ belief that its current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet Novellus’ needs through the next twelve months; Novellus’ beliefs that the ultimate outcome of the Applied Materials, Semitool, Plasma Physics, and Linear Technology litigation matters will not have a material adverse effect on Novellus’ financial condition or results of operations; and Novellus’ beliefs and expectations with respect to the outcomes of the Applied Materials, Semitool, Plasma Physics, and Linear Technology litigation matters and current patent infringement inquiries.

Novellus’ expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, expected operating results, revenues and earnings and current and potential litigation, or set forth in the other forward-looking statements found herein, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements including, but not limited to, the current downturn in the U.S. economy, continued customer capital spending reductions in the semiconductor industry; further periodic downturns in the semiconductor industry which could have a material adverse effect on the semiconductor industry’s demand for semiconductor processing equipment, the greater financial, marketing, technical or other resources, broader product lines, and more established customer bases that some of Novellus’ competitors possess, future competition from new market entrants, improvement of the design and performance of Novellus’ competitors’ products, Novellus’ success in selecting, developing, and marketing new products, or enhancing existing products, its ability to enforce its patents and the inherent uncertainty in the outcome of litigation matters, the availability of raw materials and critical manufacturing equipment, and risks associated with regulatory and trade environments.

All forward-looking statements included in this Quarterly Report are based on information available to Novellus on the date hereof, and Novellus assumes no obligation to update any such forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. You should also consult the cautionary statements and risk factors listed in Trends, Risks and Uncertainties beginning on page 19 of this Report as the cautionary statements and risk factors listed from time to time in this Report as well as Novellus’ Reports on Forms 10-Q, 8-K, 10-K, and its Annual Reports to Shareholders, including Novellus’ most recent Annual Report on Form 10-K for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

Novellus’ discussion and analysis of its financial condition and results of operations are based upon Novellus’ condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Novellus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Novellus evaluates its estimates, including those related to allowance for doubtful accounts, inventories, investments, deferred tax assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. Novellus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Novellus believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

Novellus recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements” and “SAB 101: Revenue Recognition in Financial Statements-Frequently Asked Questions and Answers” (“SAB 101 FAQ”). Novellus recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Certain of Novellus’ product sales are accounted for as multiple-element arrangements. If Novellus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then Novellus recognizes equipment revenue upon shipment and transfer of title, with the remainder when it becomes due (generally upon acceptance). All other equipment sales are recognized upon customer acceptance. Revenue related to spare part sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in other accrued liabilities.

Allowance for Doubtful Accounts

Novellus evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where Novellus is aware of a specific customer’s inability to meet its financial obligations to us, Novellus records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount Novellus reasonably believes will be collected. For all other customers, Novellus recognizes a reserve for bad debts based on a certain percentage of total revenues, which is based on Novellus’ historical experience over five years. If circumstances change (e.g. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), Novellus may amend its estimates of the recoverability of amounts due to Novellus.

Inventory Reserves

Novellus assesses the recoverability of all inventory, including work-in-process, finished goods, and spare parts to determine whether adjustments for impairment are required. Inventory which is obsolete or in excess of Novellus’ forecasted usage is written down to its estimated market value based on assumptions about future demand and market conditions. If actual demand is lower than the Company’s forecast, additional inventory write-downs may be required.

Warranty and Installation

Novellus’ warranty and installation policy generally states that Novellus will provide installation services as well as warranty coverage, for a predetermined amount of time, on systems and modules for material and labor to repair and service the equipment. Novellus records the estimated cost of warranty coverage and installation upon system shipment. The estimated cost of warranty and installation coverage is determined by the warranty term as well as the average historical warranty and installation expense for a specific tool. Should actual product failure rates, material usage, or installation costs differ from Novellus’ estimates, revisions to the estimated warranty and installation liability may be required.

Investments

Novellus classifies its marketable securities as available-for-sale in accordance with the provisions of the Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income (loss). Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income. Interest on all securities is included in interest income. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring impairment charges in the future. The fair values of investments are determined using quoted market prices if available. If quoted market prices are not available, investments are estimated using discounted cash flows and market interest rates.

Deferred Tax Assets

Novellus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Novellus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Novellus determined that it would be able to realize its deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should Novellus determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would decrease income in the period such determination was made.

Restructuring

Novellus accounts for the need to record restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. In the third quarter of 2001, Novellus established restructuring reserves for its operations. In the first quarter of 2002, Novellus had a reduction in force, which required reserves for severance benefits. These reserves required the use of estimates. Though Novellus believes that these estimates accurately reflect the costs of these plans, actual results may be different. See Note 8 to Condensed Consolidated Financial Statements.

Contingencies and Litigation

Novellus makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. Novellus would accrue the cost of an adverse judgment if, in Novellus’ estimation, the adverse settlement is probable and Novellus can reasonably estimate the ultimate cost to Novellus. Novellus has made no such accruals at June 29, 2002.

Novellus’ critical accounting policies are also discussed in the Novellus Annual Report on Form 10-K for the year ended December 31, 2001, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to the Novellus Consolidated Financial Statements for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Net sales for the three and six months ended June 29, 2002 were $222.1 million and $391.8 million, respectively. Net sales for the three and six months ended June 30, 2001 were $376.9 million and $835.6 million, respectively. Net sales were $169.7 million in the quarter ended March 30, 2002. The decrease in net sales over the comparable year-ago periods is primarily due to customer capital spending reductions in response to slowing worldwide demand for semiconductors. The increase in net sales over the immediately preceding quarter is primarily due to improving market conditions and higher revenue associated with sales of Novellus’ dielectric high-density plasma (HDP) and dielectric plasma enhanced chemical vapor deposition (PECVD) tools.

International net sales (including export sales) for both the three and six months ended June 29, 2002 were 76% and 66% of total net sales, as compared to 56% for both the three and six months ended June 30, 2001, and 54% in the immediately preceding quarter. The increase from the comparable year-ago periods is primarily a result of a higher proportional decrease in net sales in North America. The increase from the immediately preceding quarter is primarily due to higher sales in the Pacific Rim.

Gross profit as a percentage of net sales for the three and six months ended June 29, 2002 was 46% and 44%, compared with 53% and 54%, respectively, for the comparable year-ago periods. Gross profit as a percentage of sales increased from 42% in the immediately preceding quarter. The decrease in gross profit as a percentage of net sales from the comparable year-ago periods is due to reduced absorption of fixed overhead costs resulting from lower shipments and from lower gross margins on Novellus’ 300mm systems, which have higher costs as they are not yet in high volume production. The increase in gross profit as a percentage of sales from the immediately preceding quarter is primarily due to improving margins on the 300mm systems and improved absorption of fixed overhead costs due to increased shipments.

Selling, general, and administrative (SG&A) expense for the three and six months ended June 29, 2002 was $39.5 million and $74.2 million compared with $54.5 million and $123.4 million in the comparable year-ago periods and $34.7 million in the immediately preceding quarter. SG&A expense as a percentage of net sales for the three and six months ended June 29, 2002 was 18% and 19% compared with 14% and 15% for the comparable year-ago periods and 20% for the immediately preceding quarter. The increase in SG&A expense as a percentage of net sales versus the comparable year-ago periods is primarily due to a substantial reduction in net sales associated with the decline in customer capital spending. The decrease in SG&A expense in absolute dollars from the comparable year-ago periods is primarily due to the impact of cost reduction measures implemented in the second half of 2001, including travel, workforce reductions, executive and employee pay reductions and facilities consolidation. The increase in SG&A expense in absolute dollars from the immediately preceding quarter was primarily due to the reinstatement of salaries from the previous year’s wage reductions, higher selling costs due to increased shipments, and an increase in travel due to the improved market conditions from the immediately preceding quarter.

Research and development (R&D) expense for the three and six months ended June 29, 2002 was $58.7 million and $112.8 million compared with $72.7 million and $143.2 million for the comparable year-ago periods and $54.0 million in the immediately preceding quarter. R&D expense as a percentage of net sales for the three and six months ended June 29, 2002 was 26% and 29% compared with 19% and 17% for the comparable year-ago periods and 32% for the immediately preceding quarter. The increase in R&D expense as a percentage of net sales versus the comparable year-ago periods is primarily due to a substantial reduction in net sales associated with the decline in customer capital spending. The decrease in R&D expense in absolute dollars over the comparable year-ago periods is primarily due to workforce reductions, pay reductions, and facilities consolidations and other cost containment efforts aimed at focusing Novellus’ R&D efforts on key products necessary for long-term growth. The increase in R&D expense from the immediately preceding quarter is due to the reinstatement of salaries from the previous year’s wage reductions and increased infrastructure costs. Novellus continues to believe that significant investment in R&D is required to remain competitive and plans to continue to invest in new products.

In the first quarter of 2002, Novellus reduced its workforce in response to market conditions. Novellus recorded a special charge of $3.3 million, primarily for the cost of severance compensation. As of June 29, 2002, all severance benefits related to the reduction in workforce had been paid.

During the first quarter of 2001, Novellus incurred merger costs related to the acquisition of GaSonics of $13.2 million. These costs included professional fees, financial printing, and other related costs. Additionally, these costs included charges related to the cancellation of various contracts and the write-off of certain redundant assets. As of June 29, 2002, all expenses related to these accruals had been paid.

In September 2001, Novellus determined that due to the financial difficulties facing one of its customers, an outstanding accounts receivable balance was at risk for collection. Accordingly, Novellus recorded a write-off of $7.7 million. In the first quarter of 2002, all amounts under this accounts receivable balance were paid resulting in a benefit to operations of $7.7 million.

Other income, including interest income, for the three and six months ended June 29, 2002 was $11.8 million and $29.5 million compared with $13.4 million and $29.9 million for the comparable year-ago periods and $17.7 million in the immediately preceding quarter. The decrease in other income from the year-ago three month period is due to lower interest rates. The decrease in other income from the year-ago six month period and the immediately preceding quarter is due to lower interest rates offset by a $4.6 million gain on the sale of an investment recorded in the first quarter of 2002.

Novellus’ effective tax rate for the three and six months ended June 29, 2002 was 21% compared to 31% for the comparable year-ago periods. The decrease in the tax rate results from the tax benefit of the R&D credit and a reduction in the valuation allowance being proportionately greater in 2002 due to lower pretax income.

Net income for the three and six months ended June 29, 2002 was $12.0 million and $15.8 million or $0.08 and $0.11 per diluted share, compared with $59.2 million and $141.3 million or $0.40 and $0.95 per diluted share for the comparable year-ago periods and $3.8 million or $0.03 per diluted share for the immediately preceding quarter.

Excluding the $4.6 million gain on the sale of an investment, the $7.7 million benefit for the recovery of an account receivable which had been previously reserved, and a $3.3 million charge associated with a reduction in workforce recorded in the first quarter of 2002, Novellus recorded net income of $8.7 million for the six months ended June 29, 2002, or $0.06 per diluted share. Excluding merger costs related to the acquisition of GaSonics of $13.2 million recorded in the first quarter of 2001, Novellus recorded net income of $150.4 million for the six months ended June 30, 2001, or $1.01 per diluted share.

The number of shares used in the per fully diluted share calculations for the three and six months ended June 29, 2002 was 151.1 million and 150.8 million, respectively, compared with 149.6 million and 148.9 million for the comparable year-ago periods and 150.6 million in the immediately preceding quarter. The increase in shares used for the three and six months ended June 29, 2002 compared to the comparable year-ago periods and to the immediately preceding quarter is primarily due to shares issued under Novellus’ employee stock option plans.

During the second quarter of 2002, Novellus leased an aircraft from a third-party entity wholly owned by Richard S. Hill, Novellus’ Chairman and Chief Executive Officer. Under the aircraft lease agreement with the third-party entity wholly owned by Mr. Hill, Novellus incurred lease expense of approximately $58,000 through June 29, 2002. Novellus believes that the amount billed for use of the aircraft is within the range charged by third-party commercial charter companies for a similar type of aircraft.

A member of Novellus’ board of directors also serves on the board of directors of one of Novellus’ customers and therefore, this customer is considered a related party. This related-party customer represented 12% and 16% of net sales for the three and six months ended June 29, 2002, respectively. This related-party customer represented 20% and 17% of net sales during the three and six months ended June 30, 2001, respectively.

On August 12, 2002, Novellus entered into a definitive agreement to acquire SpeedFam-IPEC, Inc., a global supplier of chemical mechanical planarization (CMP) systems used in the fabrication of advanced copper interconnects. Novellus will acquire all outstanding shares of SpeedFam-IPEC in a stock-for-stock merger and will assume all of SpeedFam-IPEC's 6 1/4 percent Convertible Subordinated Notes due 2004, totaling $115 million. Together with the purchase of stock and the assumption of net debt, the transaction is valued at approximately $220 million. If the merger is completed, SpeedFam-IPEC will become a wholly-owned subsidiary of Novellus, and each outstanding share of SpeedFam-IPEC common stock will be converted into the right to receive 0.1818 of a share of Novellus common stock on a fixed-exchange ratio basis. The merger will be accounted for as a purchase transaction and is intended to qualify as a tax-free reorganization under IRS regulations. The transaction has been approved by the board of directors of both companies and is expected to formally close in the fourth calendar quarter of 2002, subject to certain closing conditions, including SpeedFam-IPEC shareholder approval. Novellus shareholder approval is not required. The transaction is expected to be accretive to Novellus' earnings on a per-share basis by the third calendar quarter of 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Novellus does not expect the adoption of SFAS 143 to be material to its financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for impairment of long-lived assets. Novellus does not expect the adoption of SFAS 144 to have a material effect on Novellus’ financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sales-leaseback transactions and sublease accounting. Novellus is required to adopt the provisions of SFAS 145 effective January 1, 2003. Novellus does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue

No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. Novellus is currently evaluating the impact of this adoption.

In connection with their ongoing consolidations project, the FASB issued an exposure draft (“ED”), “Consolidation of Certain Special-Purpose Entities, an Interpretation of ARB No. 51,” in June 2002 for public comment. The ED could substantially change the accounting for synthetic leases. The comment period on the ED will end on August 30, 2002, and the final guidance will become effective for Novellus in its second fiscal quarter of 2003. If the final Statement is consistent with the ED, and Novellus were required to consolidate its special purpose entity, Novellus believes that it would exercise its purchase option under the terms of the synthetic leases and purchase the leased assets thereunder. This treatment would result in Novellus recording the property and equipment purchase under the leases of approximately $456.4 million. Novellus’ lease receivable and cash collateral under the synthetic leases would be returned to Novellus as cash or used to offset the purchase price of the properties. As a result of the purchase, depreciation expense would increase by approximately $30.0 million to $35.0 million per year, and rent expense and interest income would each decrease by approximately $15.0 million per year based on current interest rates. Because this treatment would result in the lease receivable and cash collateral being returned to Novellus, the Company does not expect the adoption of the ED to have an impact on its liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Novellus has historically financed its operating and capital resource requirements through cash flows from operations, sales of equity securities, and borrowings. Novellus’ primary source of funds at June 29, 2002 consisted of $941.9 million of cash, cash equivalents, and short-term investments. This amount represents an increase of $20.1 million from the December 31, 2001 balance of $921.8 million. Net cash provided by operating activities during the six months ended June 29, 2002 was $98.9 million. This amount consisted primarily of an increase in accounts payable of $28.2 million, a decrease in prepaids and other current assets of $21.9 million, and an income tax benefit from employee stock option plans of $16.9 million.

Net cash used in investing activities was $145.5 million during the six months ended June 29, 2002. During this period, Novellus’ cash outflows consisted primarily of $43.2 million in net proceeds of both restricted short-term investments and short-term investments offset by Novellus’ participation in its synthetic leases of $177.5 million.

As of June 29, 2002, Novellus does not have any significant commitments to purchase property and equipment.

During the six months ended June 29, 2002, net cash provided by financing activities was $20.9 million due to $41.8 million from employee stock option plans, offset by $12.6 million of common stock repurchases and net payments of $8.3 million on its bank lines of credit.

Novellus leases nearly all of its facilities under operating leases, including synthetic leases, which expire at various dates through 2010. A synthetic lease is a form of operating lease whereby a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. The lessor generally borrows the balance of the funds necessary to fund the acquisition and construction. Under certain of Novellus’ synthetic lease agreements, Novellus is obligated to lend approximately 87% of the cost of the leased asset to the lessor upon completion of construction. The leases with this requirement are known as defeased or self-funded transactions. Additionally, Novellus’ synthetic leases require the Company to maintain collateral for the benefit of the lessor. Novellus’ synthetic lease arrangements are discussed in greater detail in the Novellus Annual Report on Form 10-K for the year ended December 31, 2001, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 7 to the Novellus Consolidated Financial Statements for the year ended December 31, 2001, provided that such discussion speaks only as of the date such Form 10-K was filed.

Novellus holds synthetic lease agreements on properties in San Jose, California and Tualatin, Oregon. During the six months ended June 29, 2002, Novellus drew an additional $87.5 million against its available lease financing line for the Tualatin property for which construction was completed in May 2002. There are no additional amounts available under the Tualatin lease facility. The total financing under the San Jose synthetic lease has not changed significantly since December 31, 2001.

As of June 29, 2002, Novellus has lines of credit with four Japanese banks, which expire at various dates through October 2002, under which Novellus can borrow up to $30.2 million at the banks’ prime rates (ranging from 0.46% to 0.50%) as of June 29, 2002. These facilities are available to Novellus’ Japanese subsidiary, Novellus Systems, Japan. At June 29, 2002 and December 31, 2001, amounts outstanding were $17.9 million and $26.2 million, respectively, at annual weighted-average interest rates of 0.48% and 0.62%, respectively. All borrowings under the lines of credit were by Novellus Systems, Japan.

On July 26, 2001, Novellus issued $880.0 million of Liquid Yield Option™ Notes (“LYONs”) due July 26, 2031. The net proceeds after issuance costs (which will be amortized over 30 years) from the LYONs offering were $862.4 million. The LYONs are zero coupon, zero-yield subordinated debentures that may be converted into shares of Novellus common stock, subject to specified conditions as set forth in the indenture. The LYONs are convertible into 13.09504 shares of Novellus common stock per $1,000 LYON, or 11.5 million shares and 7.9% of all outstanding shares as of June 29, 2002, if (1) the sales price of Novellus common stock reaches a specified threshold, (2) the LYONs are called for redemption, or (3) specified corporate transactions have occurred, subject to antidilutive adjustments.

On July 26, 2002, the security holders exercised their option to deliver the LYONs to Novellus and required Novellus to repurchase the LYONs for $1,000 in cash each on such date, representing $880.0 million for substantially all outstanding LYONs. Novellus used the restricted short-term investments, which had matured to $880.0 million, to repurchase the LYONs. Novellus will record a charge in July 2002 of approximately $17.0 million to other expense for the remaining unamortized issuance costs related to the LYONs. For further discussion, see Note 7 to Condensed Consolidated Financial Statements included in this Report, “Convertible Subordinated Debentures.”

Related-party transaction disclosures are made by the Company when and if it issues loans to its executive officers and members of its board of directors. As of June 29, 2002, Novellus does not have any outstanding loans with these individuals. Novellus does, from time to time, issue secured, short-term relocation loans to the Company's management and key personnel, the issuance of which requires management's approval. As of June 29, 2002, these loans were approximately $5.3 million.

On August 12, 2002, Novellus entered into a definitive agreement to acquire SpeedFam-IPEC, Inc., a global supplier of chemical mechanical planarization (CMP) systems used in the fabrication of advanced mechanical copper interconnects. If the transaction closes, Novellus will assume all of SpeedFam-IPEC’s 6 1/4 percent Convertible Subordinated Notes due 2004, totaling $115 million.

Novellus believes that its current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet Novellus’ needs through the next twelve months.

TRENDS, RISKS, AND UNCERTAINTIES

Set forth below and elsewhere in this Form 10-Q, including in Item 2, Management’s Discussion and Analysis beginning on page 13 of this Report, and in other documents Novellus files with the Securities and Exchange Commission are trends, risks and uncertainties that could cause Novellus’ actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q. As noted, these trends, risks, and uncertainties are discussed below.

Market Risk and Cyclical Downturns in the Semiconductor Industry

Novellus’ business depends predominantly on capital expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically been very cyclical and has experienced periodic downturns, which have had a material adverse effect on the semiconductor industry’s demand for semiconductor processing equipment, including equipment manufactured and marketed by Novellus. During periods of reduced and declining demand, Novellus must be able to quickly and effectively align its cost structure with prevailing market conditions, and motivate and retain key employees. In particular, during a period of reduced demand, Novellus’ inventory levels have in the past reached and currently are at higher than necessary levels for the current levels of production demand. No assurance can be given that Novellus may not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, Novellus must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. No assurance can be given that Novellus’ net sales and operating results will not be adversely affected if this current downturn in the semiconductor industry continues or other downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.

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

Intense Competition in the Semiconductor Equipment Industry

The semiconductor equipment industry is highly competitive. Novellus faces substantial competition in the markets in which it competes from both established competitors and potential new entrants. Certain of Novellus’ competitors have greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities, and larger and more established sales organizations and customer bases than Novellus. Novellus may also face future competition from new market entrants from overseas and domestic sources. Novellus expects its competitors to continue to improve the design and performance of their products. There can be no assurance that Novellus’ competitors will not develop enhancements to or future generations of competitive products that will offer superior price or performance features over Novellus’ products, and there can be no assurance that Novellus will be successful, or as successful as its competitors, in selecting, developing, manufacturing, and marketing its new products, or enhancing its existing products. Failure to successfully develop new products could materially adversely affect Novellus’ revenues, financial condition, and results of operations. In addition, a substantial investment is required by Novellus’ customers to install and integrate capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected another vendor’s capital equipment, Novellus believes that the manufacturer will be generally reliant upon that equipment vendor for the specific production line application. Accordingly, Novellus may experience difficulty in selling a product to a particular customer for a significant period of time if that customer first selects a competitor’s product. Increased competitive pressure could lead to lower prices for Novellus’ products, thereby adversely affecting Novellus’ revenue and operating results. There can be no assurance that Novellus will be able to compete successfully against established competitors and new entrants in the future.

International Operations

Novellus anticipates that export sales will account for a significant portion of net sales in the foreseeable future. As a result, a significant portion of Novellus’ sales will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations, difficulties in managing distributors, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Novellus is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products. Novellus cannot predict whether quotas, duties, taxes, or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of Novellus’ products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on Novellus’ business, financial condition, or results of operations. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Although international markets provide Novellus with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could materially and adversely affect global products and service demand, and, therefore, Novellus’ business operations and financial condition. Asian countries, particularly Japan and Korea, are affected by banking, currency and other difficulties that contribute to the economic developments in those countries. Novellus derives a substantial portion of its revenues from customers in Asian countries. Any negative economic developments of Asian countries could result in the cancellation or delay of orders for Novellus’ products from Asian customers, thus materially adversely affecting Novellus’ business, financial condition or results of operations. In addition to the concerns described above, sales of systems shipped by Novellus’ Japanese subsidiary are denominated in Japanese Yen. Novellus sells the systems to its Japanese subsidiary in U.S. Dollars. Novellus then enters into forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. Dollars recorded by the Japanese subsidiary in order to manage this exposure. However, there can be no assurance that future changes in the Japanese Yen will not have a material effect on Novellus’ business, financial condition, or results of operations.

Possible Volatility of Stock Price

The price of Novellus’ common stock may be subject to wide fluctuations and possible rapid increases or declines in a short time period. These fluctuations may be due to factors specific to Novellus such as variations in quarterly operating results or changes in analysts’ earnings estimates, or to factors relating to the semiconductor industry or to the securities markets in general, which, in recent years, have experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Shareholders should be willing to incur the risk of such fluctuations. Sales of substantial amounts of common stock in the public market after any offering of Novellus’ securities could adversely affect the market price of the outstanding common stock.

Variability of Quarterly Operating Results

If Novellus’ operating results are below the expectations of public market analysts or investors, then the market price of its common stock could decline. Novellus has experienced and expects to continue to experience significant fluctuations in its quarterly operating results. During each quarter, Novellus customarily sells a relatively small number of systems that typically sell for prices in excess of $1 million. Novellus’ backlog at the beginning of each quarter does not necessarily include all system sales needed to achieve expected net sales for that quarter. Consequently, Novellus is often dependent on obtaining orders for shipment in the same quarter that the order is received. Because Novellus builds its systems according to forecast, the absence of significant backlog for an extended period of time could hinder Novellus’ ability to plan production and inventory levels, which could adversely affect operating results. Novellus’ net sales and operating results could also be adversely affected for a particular quarter if an anticipated order for even a few systems is not received in time to permit shipment during that quarter. Moreover, customers may reschedule or cancel shipments, with, in the case of cancellations, little or no penalties, and production difficulties could delay shipments. A delay in a shipment in any quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations by customers, or to unexpected manufacturing difficulties experienced by Novellus, may cause net sales in such quarter to fall significantly below expectations and may materially adversely affect Novellus’ operating results for such quarter. The timing of new product announcements and releases by Novellus may also contribute to fluctuations in quarterly operating results, particularly in cases where new product offerings cause customers to defer ordering products from Novellus’ existing product lines. Novellus’ results of operations also could be affected by new product announcements and releases by Novellus’ competitors, the volume, mix and timing of orders received during a period, availability and pricing of key components, fluctuations in foreign exchange rates, and conditions in the semiconductor equipment industry. Novellus’ operating results also fluctuate based on gross profit realized on system sales. Gross profit as a percentage of net sales may vary based on a variety of factors, including the mix and average selling prices of products sold and costs to manufacture upgrades and customize systems. Because Novellus’ operating expenses are based on anticipated net sales levels, and a high percentage of those expenses are relatively fixed, a variation in the timing of recognition of net sales and the level of gross profit from a single transaction can cause material variations in operating results from quarter to quarter.

Benefits of Novellus’ Acquisition of GaSonics May Not Be Realized

The integration of Novellus and GaSonics is not fully complete and continues to be a complex, time consuming, and expensive process. The challenges involved in this integration include the following: satisfying the needs of the combined company’s customers in a timely and efficient manner and maintaining GaSonics’ and Novellus’ key customer relationships; persuading employees that Novellus’ and GaSonics’ business cultures are compatible and retaining the combined company’s key management, marketing, customer support, and technical personnel; maintaining management’s ability to focus on anticipating, responding to or utilizing changing technologies in the semiconductor industry; combining GaSonics’ product offerings and technologies with Novellus’ product offerings and technologies effectively and quickly and coordinating research and development activities to enhance introduction of new products and technologies; maintaining GaSonics’ key supplier relationships; and the introduction of new technologies by competitors to the marketplace which reduce GaSonics’ market share prior to the successful integration of the two companies. It is not certain that Novellus and GaSonics can be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. Failure to do so could materially harm the business and operating results of the combined company. Also, neither Novellus nor GaSonics can assure that the growth rate of the combined company will equal the historical growth rates experienced by Novellus and GaSonics.

A Large Portion of Novellus’ Net Sales Is Derived from Sales to a Few Customers

Historically, Novellus has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to Novellus’ ten largest customers in the six months ended June 29, 2002 and in fiscal year 2001 accounted for 84% and 71% of net sales, respectively. Novellus expects that sales of its products to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future. None of Novellus’ customers have entered into a long-term agreement requiring them to purchase Novellus’ products. Novellus believes that sales to certain of its customers will decrease in the near future as those customers complete current purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising Novellus’ largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect Novellus’ business, financial condition and results of operations. In addition, sales of Novellus’ systems depend in significant part upon the decision of a prospective customer to increase manufacturing capacity or to expand current manufacturing capacity, both of which typically involve a significant capital commitment. Novellus has from time to time experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, Novellus’ systems typically have a lengthy sales cycle during which Novellus may expend substantial funds and management effort with no guarantee that Novellus will sell a particular system.

Novellus’ Industry Is Characterized by Rapidly Changing Technology

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

Research and Development Expenditures Represent a Substantial Portion of Novellus’ Net Sales

Novellus’ expenditures for research and development during the six months ended June 29, 2002 and June 30, 2001, were $74.2 million and $123.4 million, respectively, or approximately 19% and 15% of net sales. Novellus’ success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. There can be no assurance that Novellus will be successful in selecting, developing, manufacturing and marketing new products or in enhancing its existing products. As is typical in the semiconductor capital equipment market, Novellus has experienced delays from time to time in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. Novellus’ inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume in a timely manner would materially adversely affect Novellus’ business, financial condition and results of operations. In addition, Novellus may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product’s life cycle. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense may result. Any of these events could materially adversely affect Novellus’ business, financial condition, and results of operations.

Novellus’ Intellectual Property Is Critical to the Success of Its Business

Novellus intends to continue to pursue the legal protection of its technology primarily through patent and trade secret protection. Novellus currently holds over 100 patents and intends to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect Novellus’ technology. While Novellus intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by Novellus will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to Novellus. Novellus also relies on trade secrets and proprietary technology that it seeks to protect, in part, through Novellus’ confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that Novellus will have adequate remedies for any breach, or that Novellus’ trade secrets will not otherwise become known to or independently developed by others. There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. Novellus is currently involved in such litigation (see Part II, Other Information, Item 1. Legal Proceedings). Except as set forth in “Part II, Other Information, Item 1. Legal Proceedings,” Novellus is not aware of any significant claim of infringement by Novellus’ products of any patent or proprietary rights of others, however, Novellus could become involved in additional litigation in the future. Although Novellus does not believe the outcome of the current litigation will have a material impact on its business, financial condition, or results of operations, no assurances can be given that this litigation or future litigation will not have such an impact. In addition to the current litigation, Novellus’ operations, including the further commercialization of Novellus’ products, could provoke additional claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to Novellus, to protect trade secrets or know-how owned by Novellus or to defend Novellus against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by Novellus, which by itself could have a material adverse effect on Novellus’ financial condition and operating results. Further, adverse determinations in such litigation could result in Novellus’ loss of proprietary rights, subject Novellus to significant liabilities to third parties, require Novellus to seek licenses from third parties or prevent Novellus from manufacturing or selling its products, any of which could have a material adverse effect on Novellus’ business, financial condition, and results of operations.

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

Concentration of Credit Risk

Novellus uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, short-term investments, accounts receivable, and financial instruments used in hedging activities. Novellus invests its cash in cash deposits, money market funds, commercial paper, certificates of deposit, readily marketable debt securities, or medium-term notes. Novellus places its investments with high-credit-quality financial institutions and limits the credit exposure from any one financial institution or instrument. Novellus performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. Novellus has an exposure to nonperformance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to Novellus. Novellus does not believe there is a significant risk of nonperformance by these counterparties because Novellus continuously monitors its positions and the credit ratings of such counterparties and the amount of contracts it enters into with any one party. However, there can be no assurance that there will be no significant nonperformance by these counterparties and that this would not materially adversely affect Novellus’ business, financial condition, and results of operations.

Recent Accounting Pronouncements May Impact Novellus’ Financial Position and Results of Operations

The FASB has issued an Exposure Draft related to their consolidations project that could substantially change the accounting for synthetic leases. If the Exposure Draft is enacted in its current form, Novellus may be required to treat the assets subject to the synthetic leases as purchased assets. Additionally, in June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 is effective for fiscal years beginning after June 15, 2002. Novellus does not expect the adoption of SFAS 143 to be material to its financial condition or results of operations. In August 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for impairment of long-lived assets. Novellus does not expect the adoption of SFAS 144 to have a material effect on Novellus’ financial condition or results of operations. In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Novellus is required to adopt the provisions of SFAS 145 effective January 1, 2003. Novellus does not expect the adoption of SFAS 145 to have a material effect on Novellus’ financial condition or results of operations. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Novellus is currently evaluating the impact of this adoption. Although Novellus does not expect the adoption of these standards to have a material effect on its financial condition or results of operations, there can be no assurances that there will not be a material adverse affect on the Company’s business, financial condition, and results of operations in future periods. For a further discussion of how these recent accounting pronouncements may affect Novellus, please see Item 2, Management’s Discussion and Analysis and Note 2 to Condensed Consolidated Financial Statements. There also can be no assurances that the issuance by FASB of additional statements of financial accounting standards in the future would not materially adversely affect Novellus’ business, financial condition, and results of operations if such were required to be adopted by Novellus.

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

Immediately after consummation of the TFS purchase, Novellus filed a complaint (the “Novellus Complaint”) against Applied in the same Court, Civil Action No. C-97-20551 RMW, alleging infringement by Applied (including the making, using, selling and/or offering for sale of certain products and systems) of United States Patent Nos. 5,314,597 (the “’597 patent”), 5,330,628, and 5,635,036 (the “Novellus Patents”) (the “’036 patent”) which patents Novellus acquired from Varian in the TFS purchase. In the Novellus Complaint, Novellus also alleged that it is entitled to declarations from Applied that Novellus does not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. Applied has filed counterclaims alleging that Novellus infringes the Applied Patents.

Also after consummation of the TFS purchase, but some time after Novellus filed the Novellus Complaint, Applied amended the Applied Complaint to add Novellus as a defendant. Novellus has requested that the Court dismiss Novellus as a defendant in Applied’s lawsuit against Varian. The Court has not yet required Novellus to file an answer to the Applied Complaint.

In addition to a request for a permanent injunction against further infringement, the Applied Complaint and Applied’s counterclaims to the Novellus Complaint include requests for damages for alleged prior infringement and treble damages for alleged willful infringement. In connection with the consummation of the TFS purchase, Varian agreed, under certain circumstances, to reimburse Novellus for certain of its legal and other expenses in connection with the defense and prosecution of this litigation, and to indemnify Novellus for a portion of any losses incurred by Novellus arising from this litigation (including losses resulting from a permanent injunction). Novellus and Varian believe that there are meritorious defenses to Applied’s allegations, including among other things, that Novellus’ operations (including TFS products and systems) do not infringe the Applied Patents and/or that the Applied Patents are invalid and/or unenforceable. However, the resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. Although Novellus believes that the ultimate outcome of the dispute with Applied will not have a material adverse effect on Novellus’ business, financial condition, or results of operations (taking into account both the defenses available to Novellus and Varian’s reimbursement and indemnity obligations), there can be no assurances that Applied will not ultimately prevail in this dispute and that, in such an event, Varian’s reimbursement and indemnity obligations will not be sufficient to fully reimburse Novellus for its losses. If Applied were to prevail in this dispute, it could have a material adverse effect on Novellus’ business, financial condition, or results of operations.

On March 25, 2002, the Court issued an order: (1) denying Applied’s motion for summary judgment of no literal infringement and no infringement under the doctrine of equivalents of claims 1 and 8 of Novellus’ ‘597 patent with respect to Applied’s 300mm Al WP series magnet arrays; (2) granting summary judgment of no literal infringement of claims 1 and 8 of Novellus’ ‘597 patent to Applied with respect to its 200mm RH and 300mm IMP series arrays, but denying summary judgment with respect to infringement under the doctrine of equivalents for these products and claims; (3) denying Novellus’ cross-motion for summary judgment of infringement of claims 1 and 8 of Novellus’ ‘597 patent; and (4) granting summary judgment of non-infringement to Applied with respect to claims 27 and 28 of Novellus’ ‘597 patent and Applied’s 300mm Al WP series magnet arrays.

On May 13, 2002, the Court issued an order: (1) denying Applied’s motion for summary judgment of no literal infringement of the ‘036 patent; and (2) granting Applied’s motion to bar Novellus from proving infringement of the ‘036 patent under the doctrine of equivalents.

The Novellus Complaint against Applied also includes requests for damages for prior infringement and treble damages for willful infringement, in addition to a request for a permanent injunction for further infringement. Novellus believes that this litigation will not have a material adverse impact on Novellus’ financial condition or results of operations. However, there can be no assurances that Novellus will prevail against Applied. If Applied were to prevail against Novellus, it could have a material adverse impact on Novellus’ business, financial condition, or results of operations.

Semitool Litigation I

On August 10, 1998, Semitool sued Novellus for patent infringement in the United States District Court for the Northern District of California (the “District Court”). Semitool alleges that Novellus’ SABRE™ and SABRE™ xT copper deposition systems infringe two Semitool patents, U.S. Patent No. 5,222,310 (the “’310 patent”), issued June 29, 1993, entitled “Single Wafer Processor with a Frame,” and U.S. Patent No. 5,377,708 (the “’708 patent”), issued January 3, 1995, entitled “Multi-Station Semiconductor Processor with Volatilization.” Semitool seeks an injunction against Novellus’ manufacture and sale of the SABRE™ and SABRE™ xT systems, and seeks damages for past infringement. Semitool also seeks treble damages for alleged willful infringement. Semitool further seeks its attorneys’ fees and costs, and interest on any judgment.

On September 24, 1999, the District Court ruled on the interpretation of the claims of the ‘310 and ‘708 patents. On December 18, 1999, Novellus filed a motion for summary judgment of non-infringement.

On March 17, 2000, the District Court granted Novellus’ motion for summary judgment of non-infringement. The District Court ruled that Novellus’ SABRE™ and SABRE™ xT systems do not infringe the ‘310 and ‘708 patents.

On May 15, 2000, Semitool filed a notice of appeal, appealing the District Court’s judgment to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). On June 8, 2001, the Federal Circuit affirmed the District Court’s judgment that Novellus’ SABRE™ and SABRE™ xT systems do not infringe the ‘310 and ‘708 patents.

On September 6, 2001, Semitool filed a petition for writ of certiorari with the United States Supreme Court to review the judgment of the Federal Circuit. The Supreme Court granted this writ, vacated the Federal Circuit’s opinion, and remanded the case to the Federal Circuit for further consideration in light of the Supreme Court’s decision in Festo Corp. v. Shoketsu Kinzoku Kogyo Kabushiki, Co., 122 S. Ct. 1831 (2002). On July 23, 2002, the Federal Circuit again affirmed the District Court’s judgment of non-infringement.

Semitool Litigation II

On June 11, 2001, Semitool sued Novellus for patent infringement in the United States District Court for the District of Oregon. Semitool alleges that Novellus infringes Semitool’s U.S. Patent No. 6,197,181, issued March 6, 2001, entitled “Apparatus and Method for Electrolytically Depositing a Metal on a Microelectronic Workpiece.” Semitool seeks an injunction against Novellus and damages for past infringement. Semitool also seeks treble damages for alleged willful infringement. Semitool further seeks its attorneys’ fees and costs, and interest on any judgment.

On November 13, 2001, Novellus countersued Semitool for patent infringement in the United States District Court for the District of Oregon. Novellus alleges that Semitool infringes Novellus’ U.S. Patent Nos. 6,179,983 (the “’983 patent”), issued January 30, 2001 and entitled “Method and Apparatus for Treating Surface Including Virtual Anode;” 6,162,344, issued December 19, 2000 and entitled “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer;” 6,110,346, issued August 29, 2000 and also entitled “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer;” and 6,074,544, issued June 13, 2000 and also entitled “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer.” Novellus seeks an injunction against Semitool and damages for past infringement. Novellus also seeks treble damages for willful infringement by Semitool. Novellus further seeks its attorneys’ fees and costs, and interest on any judgment.

On July 19, 2002, Novellus and Semitool entered into and filed a stipulation dismissing with prejudice both parties’ claims relating to the ‘983 patent.

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

Plasma Physics Litigation

On December 28, 1999, Plasma Physics Corporation and Solar Physics Corporation (collectively, “Plasma Physics”) filed a patent infringement lawsuit against many of Novellus’ Japanese and Korean customers. The suit was entitled Plasma Physics and Solar Physics v. Fujitsu et al., Civil Action No. 99-8593, and was pending in the United States District Court for the Eastern District of New York. On July 24, 2000, the Court ordered Plasma Physics to re-file separate complaints against the Japanese and Korean defendants, whereupon, Civil Action No. 99-8593 would be dismissed without prejudice. In accordance with the Court’s order, Plasma Physics re-filed separate complaints against the Japanese and Korean defendants in the United States District Court for the Eastern District of New York. Many of the defendants notified Novellus that they believed that Novellus had indemnification obligations and liability for the lawsuits.

Plasma Physics asserted U.S. Patent Nos. 4,226,897, 5,470,784, and/or 5,543,634 (the “’897, ‘784, and ‘634 patents,” respectively) against the defendants. Plasma Physics sought an injunction against the defendants’ alleged infringement of the ‘784 and ‘634 patents (the ‘897 patent had expired). Plasma Physics also sought treble damages for alleged willful infringement. Plasma Physics further sought its attorney’s fees and costs, and interest on any judgment. All of the Japanese and Korean defendants who are or were customers of Novellus have since settled with Plasma Physics.

On June 1, 2000, Novellus filed a declaratory relief action against Plasma Physics and Solar Physics requesting a judgment of non-infringement, invalidity, and unenforceability with respect to the ‘897 and ‘784 patents. The suit was entitled Novellus v. Plasma Physics and Solar Physics, Civil Action No. 00-3146, and was pending in the United States District Court for the Eastern District of New York. On July 31, 2000, Plasma Physics filed an Answer and Conditional Counterclaim. Plasma Physics denied that the ‘897 and ‘784 patents are invalid and unenforceable. Plasma Physics further denied that the ‘784 patent is not infringed by Novellus. Plasma Physics also asserted a conditional counterclaim against Novellus, alleging that Novellus’ PECVD processing systems infringe the ‘784 patent. On April 3, 2002, the suit was dismissed pursuant to a stipulation of voluntary dismissal without prejudice.

On June 12, 2001, the United States Patent and Trademark Office issued to Plasma Physics U.S. Patent No. 6,245,648, entitled “Method of Forming Semiconducting Materials and Barriers” (the “’648 Patent”). On June 13, 2001, Plasma Physics sent a letter to Novellus, indicating that it may sue Novellus’ customers for their alleged infringement of the ‘648 Patent.

On June 14, 2002, certain of Novellus’ customers, including Agilent Technologies, Inc., Micron Technology, Inc., Agere Systems, Inc., National Semiconductor Corporation, Koninklijke Philips Electronics N.V., Texas Instruments, Inc., ST Microelectronics, Inc., LSI Logic Corporation, International Business Machines Corporation, Conexant Systems, Inc., Motorola, Inc., Advanced Micro Devices, and Analog Devices Inc., were sued by Plasma Physics on certain U.S. Patents, including the ‘897, ‘784, ‘634, and ‘648 patents. Many of the defendants notified Novellus that they believed that Novellus had indemnification obligations and liability for the lawsuits.

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

Linear Technology Litigation

On March 12, 2002, Linear Technology Corporation (“Linear”) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara, Case No. CV806004. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving, among other things, alleged breach of contract, fraud, unfair competition, breach of warranty, and declaratory relief. Novellus filed a demurrer to Linear’s complaint.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Novellus’ Annual Meeting of Shareholders, held on May 17, 2002, the following proposals were adopted by the margins indicated:

1.     Election of Directors.

Nominee	In Favor	Withheld
Richard S. Hill	99,723,142	29,617,501

D. James Guzy	127,917,306	1,423,337

J. David Litster	128,337,030	1,003,613

Glen Possley	128,356,721	983,922

Robert H. Smith	99,668,658	29,671,985

William R. Spivey	127,958,144	1,382,499

Delbert A. Whitaker	128,340,010	1,000,633

As of August 7, 2002, Robert H. Smith retired as a member of the Board of Directors.

2.     Approval of the amendment to Novellus’ 1992 Employee Stock Purchase Plan (the “ Purchase Plan”), which reserved for the issuance of 4,900,000 shares under the Purchase Plan.

In Favor	Opposed	Abstained
125,861,620	2,919,829	559,194

3.     Ratification of Appointment of Ernst & Young LLP as Certified Public Accountants of Novellus for the next fiscal year ended December 31, 2002.

In Favor	Opposed	Abstained
124,865,557	4,020,093	454,733

ITEM 5: OTHER INFORMATION

The ratio of earnings to fixed charges for the six months ended June 29, 2002 and each of the five most recent fiscal years was as follows:

Six months ended		Year ended December 31,
June 29, 2002	2001	2000	1999	1998	1997

4.48	13.41	16.30	6.95	6.33	—

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

(a)  Exhibits

      10.1 Form of Directors and Officers Indemnification Agreement

(b)  Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

/s/ Kevin S. Royal Kevin S. Royal Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

August 13, 2002

Exhibit Index

         10.1 Form of Directors and Officers Indemnification Agreement