Form 10-Q
period 2002-09-28
NOVELLUS SYSTEMS INC
filed 2002-11-12
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

YES     X                NO

As of November 7, 2002, 143,001,680 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 28, 2002

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended

(in thousands, except per share amounts)	September 28,	September 29,	September 28,	September 29,
(unaudited)	2002	2001	2002	2001

Net sales	$230,495	$303,687	$622,321	$1,139,291

Cost of sales	121,113	163,549	339,846	544,544

Gross profit	109,382	140,138	282,475	594,747

Operating expenses:

Selling, general, and administrative	43,143	46,844	117,307	170,218

Research and development	58,248	68,183	171,021	211,381

Special charges	—	47,946	3,273	61,106

Bad debt write-off (recovery)	—	7,662	(7,662)	7,662

Total operating expenses	101,391	170,635	283,939	450,367

Operating income (loss)	7,991	(30,497)	(1,464)	144,380

Interest and other income, net	8,926	10,180	38,443	40,119

Write-off of unamortized debt issuance costs	(17,047)	—	(17,047)	—

Income (loss) before income taxes	(130)	(20,317)	19,932	184,499

Provision (benefit) for income taxes	(4,213)	(6,298)	—	57,195

Net income (loss)	$4,083	$(14,019)	$19,932	$127,304

Net income (loss) per share:

Basic net income (loss) per share	$0.03	$(0.10)	$0.14	$0.90

Diluted net income (loss) per share	$0.03	$(0.10)	$0.13	$0.85

Shares used in basic calculation	143,691	143,218	144,355	142,165

Shares used in diluted calculation	146,094	143,218	149,257	149,079

See accompanying notes.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	December 31,
(in thousands)	2002	2001 *

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$473,736	$550,640

Short-term investments	450,995	371,182

Restricted short-term investments	—	961,643

Accounts receivable, net	230,233	225,916

Inventories	239,687	244,712

Deferred tax assets, net	92,769	84,421

Prepaid and other current assets	12,366	81,049

Total current assets	1,499,786	2,519,563

Property and equipment:

Machinery and equipment	259,867	243,677

Furniture and fixtures	16,176	15,256

Leasehold improvements	74,953	79,264

Land	8,782	8,782

	359,778	346,979

Less accumulated depreciation and amortization	192,673	169,378

	167,105	177,601

Other assets	50,754	54,994

Restricted investments	58,995	34,293

Note receivable	397,429	244,673

Total assets	$2,174,069	$3,031,124

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$69,410	$67,317

Accrued payroll and related expenses	35,065	34,211

Accrued warranty	35,535	43,337

Other accrued liabilities	37,622	30,411

Restructuring accrual	18,484	26,849

Income taxes payable	8,118	5,870

Deferred profit	67,395	40,835

Current obligations under lines of credit	1,635	26,179

Convertible subordinated debentures	—	862,659

Total current liabilities	273,264	1,137,668

Deferred tax liabilities	23,532	21,462

Total liabilities	296,796	1,159,130

Shareholders’ equity:

Common stock	1,309,370	1,273,201

Retained earnings	568,779	597,267

Accumulated other comprehensive (loss) income	(876)	1,526

Total shareholders’ equity	1,877,273	1,871,994

Total liabilities and shareholders’ equity	$2,174,069	$3,031,124

*	Amounts as of December 31, 2001 are derived from the December 31, 2001 audited financial statements.

See accompanying notes.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended

(in thousands)	September 28,	September 29,
(unaudited)	2002	2001

Cash flows from operating activities:

Net income	$19,932	$127,304

Adjustments to reconcile net income to net cash provided by operating activities:

Write-off of unamortized debt issuance costs	17,047	—

Gain on sale of an investment	(4,602)	—

Non-cash portion of special charges	—	28,902

Impairment charge	—	8,556

Bad debt (recovery) write-off	(7,662)	7,662

Depreciation and amortization	32,292	37,695

Deferred income taxes	(6,278)	68,674

Stock related compensation	4,861	5,688

Adjustment to conform fiscal year end of GaSonics	—	1,714

Income tax benefits from employee stock option plans	17,313	26,235

Changes in operating assets and liabilities:

Accounts receivable	3,345	128,537

Inventories	5,434	(55,546)

Prepaid and other current assets	68,683	(80,538)

Accounts payable	2,093	(52,569)

Accrued payroll and related expenses	854	(6,529)

Accrued warranty	(7,802)	(2,032)

Other accrued liabilities	2,385	14,278

Income taxes payable	3,650	(52,898)

Deferred profit	26,560	(139,040)

Total adjustments	158,173	(61,211)

Net cash provided by operating activities	178,105	66,093

Cash flows from investing activities:

Proceeds from the sale and maturity of short-term investments	548,461	1,394,601

Purchases of short-term investments	(627,221)	(1,173,086)

Proceeds from the sale and maturity of restricted short-term investments	2,146,931	—

Purchases of restricted short-term investments	(1,186,362)	(899,165)

Capital expenditures	(21,412)	(71,461)

Decrease (increase) in other assets	1,834	(28,969)

Participation in synthetic leases	(177,458)	(244,673)

Net cash provided by (used in) investing activities	684,773	(1,022,753)

Cash flows from financing activities:

Proceeds from (payments on) convertible subordinated debentures	(879,750)	862,400

Proceeds from employee stock option plans	39,882	39,093

Proceeds from (payments on) lines of credit, net	(24,544)	6,548

Repurchase of common stock	(75,370)	—

Net cash provided by (used in) financing activities	(939,782)	908,041

Net decrease in cash and cash equivalents	(76,904)	(48,619)

Cash and cash equivalents at the beginning of the period	550,640	589,415

Cash and cash equivalents at the end of the period	$473,736	$540,796

See accompanying notes.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Novellus’ Annual Report on Form 10-K for the year ended December 31, 2001.

On January 10, 2001, Novellus merged with GaSonics International Corporation (“GaSonics”). The merger was accounted for as a pooling-of-interests transaction in accordance with generally accepted accounting principles. In the transaction, Novellus acquired all outstanding shares of GaSonics in a stock-for-stock merger, with all outstanding shares of GaSonics capital stock converted into approximately 9,240,000 shares of Novellus common stock. In addition, all outstanding employee stock options for GaSonics capital stock were automatically converted into options to purchase approximately 1,400,000 shares of Novellus common stock. Merger related expenses of approximately $13.2 million were recorded in the first quarter of 2001 and were classified as special charges within the condensed consolidated statement of operations.

Novellus adopted Statement of Financial Accounting Standards No. 142, (“SFAS 142”) “Goodwill and Other Intangible Assets” in the first quarter of 2002. SFAS 142 discontinues amortization of goodwill and intangible assets deemed to have indefinite lives and requires such assets to be reviewed at least annually for impairment. SFAS 142 also includes provisions on the identification of intangible assets, reclassification of certain intangibles from previously reported goodwill, and reassessment of the useful lives of existing intangible assets. As of January 1, 2002, Novellus had a goodwill balance of approximately $20.1 million. The application of the non-amortization provisions of SFAS 142 resulted in an increase in pre-tax operating income of $0.9 million and $2.7 million, in the three and nine months ended September 28, 2002, respectively. If Novellus had adopted the provisions of SFAS 142 in the first quarter of 2001, the increase in pre-tax operating income would have been $0.9 million and $2.7 million, in the three and nine months ended September 29, 2001, respectively. Novellus would have recorded a loss per share, on a diluted basis, of $(0.09) and earnings per share of $0.87, on a diluted basis, for the three and nine months ended September 29, 2001, respectively. In the first quarter of 2002, Novellus conducted a test for impairment of its goodwill using the two-step process set forth in SFAS 142. The first step identifies when impairment may have occurred, while the second step measures the amount of the impairment, if any. The conclusion of the test was that the Company’s goodwill assets were not impaired. Novellus has concluded based upon criteria contained in SFAS 142 that it only has one reporting unit as it is a supplier of high productivity semiconductor equipment used for the fabrication of integrated circuits.

Certain amounts presented in the comparative financial statements for prior periods have been reclassified to conform to the current period’s presentation.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Novellus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, Novellus evaluates its estimates, including those related to allowance for doubtful accounts, inventory reserves, deferred tax assets, warranty obligations, restructuring, and contingencies and litigation. Novellus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Novellus believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Certain of Novellus’ product sales are accounted for as multiple-element arrangements. If Novellus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then Novellus recognizes equipment revenue upon shipment and transfer of title, with the remainder generally recognized at the later of completion of the installation services or customer acceptance.

Installation services are not essential to the functionality of the delivered equipment. Novellus allocates revenue based on the residual method as a fair value has been established for installation services. However, since the final payment is not typically due until customer acceptance, Novellus defers revenue for the final payment which is in excess of the fair value of the installation services. All other equipment sales are recognized upon customer acceptance.

Revenue related to spare part sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in other accrued liabilities.

Allowance for Doubtful Accounts

Novellus evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where Novellus is aware of a specific customer’s inability to meet its financial obligations to it, Novellus records a specific allowance for bad debt against amounts due to reduce the net recognized receivable to the amount Novellus reasonably believes will be collected. For all other customers, Novellus recognizes a reserve for bad debt based on a certain percentage of total revenues, which is based on Novellus’ historical experience over the past five years. If circumstances change (e.g. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to it), Novellus may amend its estimates of the recoverability of amounts due to Novellus.

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

Warranty

Novellus’ warranty policy generally states that Novellus will provide warranty coverage, for a predetermined amount of time, on systems and modules for material and labor to repair and service the equipment. Novellus records the estimated cost of warranty coverage to cost of sales upon system shipment. The estimated cost of warranty is determined by the warranty term as well as the average historical labor and material costs for a specific tool. Should actual product failure rates, or material usage differ from Novellus’ estimates, revisions to the estimated warranty liability may be required.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Restructuring

Novellus accounts for the restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, restructuring accruals are recorded when management executes an exit plan that will cause the Company to incur costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. Additionally, certain restructuring charges related to asset impairments are recorded in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the third quarter of 2001, Novellus established restructuring accruals for its operations. In the first quarter of 2002, Novellus had a reduction in force, which required an accrual for severance benefits. These accruals required the use of estimates. Although Novellus believes that these estimates accurately reflect the costs of these plans, actual results may be different. See Note 8 to Condensed Consolidated Financial Statements.

Contingencies and Litigation

Novellus makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. Novellus would accrue the cost of an adverse judgment if, in Novellus’ estimation, the adverse outcome is probable and Novellus can reasonably estimate the ultimate cost to Novellus. Novellus has made no such accruals at September 28, 2002.

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

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. Novellus does not expect the adoption of SFAS 146 to have a material effect on its financial condition or results of operations.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

	September 28,	December 31,
	2002	2001

Purchased and spare parts	$193,017	$199,702

Work-in-process	39,461	42,717

Finished goods	7,209	2,293

Total inventory	$239,687	$244,712

4. LINES OF CREDIT

As of September 28, 2002, Novellus has lines of credit with four Japanese banks, which expire at various dates through October 2003, under which Novellus can borrow up to $31.9 million at the banks’ prime rates. These facilities are available to Novellus’ Japanese subsidiary, Novellus Systems, Japan. As of September 28, 2002 and December 31, 2001, amounts outstanding were $1.6 million and $26.2 million, respectively, at annual weighted-average interest rates of 0.5% and 0.62%, respectively. All borrowings under the lines of credit were by Novellus Systems, Japan.

5. NET INCOME PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The computation of basic net income (loss) per share for all periods presented is derived from the information on the face of the condensed consolidated statements of operations.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diluted earnings per share is computed as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income (loss) (in thousands, except per share amounts):

	Three months ended		Nine months ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Numerator:

Net income (loss)	$4,083	$(14,019)	$19,932	$127,304

Denominator:

Basic weighted-average shares outstanding	143,691	143,218	144,355	142,165

Employee stock options	2,403	—	4,902	6,914

Diluted weighted-average shares outstanding	146,094	143,218	149,257	149,079

Basic net income (loss) per share	$0.03	$(0.10)	$0.14	$0.90

Diluted net income (loss) per share	$0.03	$(0.10)	$0.13	$0.85

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

Novellus holds synthetic lease agreements on properties in San Jose, California and Tualatin, Oregon. During the nine months ended September 28, 2002, Novellus drew an additional $87.5 million against its available lease financing line for the Tualatin property for which construction was completed in May 2002. There are no additional amounts available under the Tualatin lease facility. The total financing under the San Jose synthetic lease has not changed significantly since December 31, 2001.

Summary information regarding Novellus’ synthetic lease arrangements is as follows as of September 28, 2002 (currency amounts in thousands):

Property	Number of	Total Lease	Novellus'	Net Lease	Collateral	Residual Value
Location	Properties	Financing	Participation	Financing	Value	Guarantee

San Jose, CA	13	$293,183	$257,042	$36,141	$36,141	$258,220

Tualatin, OR	1	163,241	140,387	22,854	22,854	140,387

	14	$456,424	$397,429	$58,995	$58,995	$398,607

7. CONVERTIBLE SUBORDINATED DEBENTURES

On July 26, 2001, Novellus issued $880.0 million of Liquid Yield Option™ Notes (“LYONs”) due July 26, 2031. The net proceeds after issuance costs (which were being amortized over 30 years) from the LYONs offering were $862.4 million. The LYONs are zero coupon, zero-yield subordinated debentures convertible into shares of Novellus common stock or redeemed for cash by the security holder, subject to specified conditions as set forth in the indenture.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 26, 2002, the security holders exercised their option to deliver the LYONs to Novellus and required Novellus to repurchase the LYONs for $1,000 in cash each on such date, representing approximately $880.0 million for substantially all outstanding LYONs. Novellus used its restricted short-term investments, which had matured to $880.0 million, to repurchase the LYONs. Novellus recorded a charge of approximately $17.0 million to other expense for the remaining unamortized issuance costs related to the LYONs.

8. SPECIAL CHARGES

Reduction in Force

In the first quarter of 2002, Novellus reduced its workforce in response to market conditions. Novellus recorded a special charge of $3.3 million, primarily for the cost of severance compensation. As of September 28, 2002, all severance benefits related to the reduction in workforce had been paid.

Merger-Related Expense

During the first quarter of 2001, Novellus incurred merger costs related to the acquisition of GaSonics of $13.2 million. These costs included $9.4 million of professional fees and financial printing and $3.8 million of other related costs. Additionally, these costs included charges related to the cancellation of various contracts and the write-off of certain redundant assets. All expenses related to these accruals had been paid.

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

The charge for vacated facilities was related to rent obligations after the abandonment of certain facilities currently under long-term operating lease agreements, the related leasehold improvements and certain fixed assets. Anticipated future sublease income of $4.5 million relating to vacated buildings was offset against the charge for the remaining lease payments of $27.0 million. All leasehold improvements of $4.7 million were abandoned representing assets relating to the vacated buildings with no future economic benefit. Additionally, certain fixed assets of $6.6 million associated with these facilities had no future economic benefit and were written off.

As of December 31, 2001, significantly all actions under the restructuring plan had been achieved except for future rent obligations related to vacated facilities. The remaining $18.5 million balance of the restructuring accrual is for future rent obligations which are to be paid in cash over the next five years.

Below is a table summarizing activity relating to the September 2001 Plan (in thousands):

Vacated Facilities

Balance at December 31, 2001	$26,849

Cash payments	(8,365)

Balance at September 28, 2002	$18,484

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

10. COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended		Nine months ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net income (loss)	$4,083	$(14,019)	$19,932	$127,304

Foreign currency translation adjustment	143	759	818	1,579

Unrealized gain (loss) on available-for-sale securities	124	(866)	416	7,451

Reclassification adjustment for a realized gain on an available-for-sale

investment included in net income, net of tax	—	5,904	(3,636)	5,904

Other comprehensive income (loss)	$4,350	$(8,222)	$17,530	$142,238

The components of accumulated other comprehensive income (loss), net of related tax, are as follows (in thousands):

	September 28,	December 31,
	2002	2001

Foreign currency translation adjustment	$(1,357)	$(2,175)

Unrealized gain on available-for-sale securities	481	3,701

Accumulated other comprehensive income (loss)	$(876)	$1,526

11. INCOME TAXES

Novellus recorded a tax benefit of $4.2 million in the third quarter, which brings the tax provision and effective tax rate to zero for the nine months ended September 28, 2002. Novellus’ effective tax rate for the nine months ended September 29, 2001 was 31%. The decrease in the effective tax rate compared to the year-ago period is due primarily to the relative benefit of tax credits being higher due to decreased profitability this year.

12. RELATED PARTY TRANSACTIONS

Novellus leases an aircraft from a third-party entity wholly-owned by Richard S. Hill, Novellus’ Chairman and Chief Executive Officer. Under the aircraft lease agreement, Novellus incurred lease expense of approximately $134,000 through September 28, 2002. Novellus believes that the amount paid for use of the aircraft approximates amounts charged by third-party commercial charter companies for a similar type of aircraft.

D.  James Guzy, a member of Novellus’ board of directors, is also a member of the board of directors of Intel Corporation, one of Novellus’ significant customers and therefore, this customer is considered a related party. Intel Corporation represented 8% and 11% of net sales for the three and nine months ended September 28, 2002, respectively, and 13% and 15% of net sales during the three and nine months ended September 29, 2001, respectively.

From time to time, Novellus issues secured relocation loans to individuals in the Company’s management and key personnel. As of September 28, 2002, these loans were approximately $5.9 million in total. As of September 28, 2002, Novellus does not have outstanding loans with its executive officers or members of its board of directors.

13. PENDING ACQUISITION

On August 11, 2002, Novellus entered into a definitive agreement to acquire SpeedFam-IPEC, Inc., a global supplier of chemical mechanical planarization (CMP) systems used in the fabrication of advanced copper interconnects. If the merger is completed, Novellus will acquire all outstanding shares of SpeedFam-IPEC in a stock-for-stock merger and will assume all of SpeedFam-IPEC’s 6 1/4

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

percent Convertible Subordinated Notes due 2004, totaling $115.0 million. If the merger is completed, SpeedFam-IPEC will become a wholly-owned subsidiary of Novellus, and each outstanding share of SpeedFam-IPEC common stock will be converted into the right to receive 0.1818 share of Novellus common stock on a fixed exchange ratio basis. The merger will be accounted for as a purchase transaction and is intended to qualify as a tax-free reorganization under applicable U.S. tax law and regulations. In accordance with purchase accounting, the total estimated purchase price of approximately $167.4 million includes Novellus common stock valued at $149.3 million, assumed options and warrants with a fair value of $14.2 million and estimated direct transaction costs of $3.9 million. The transaction has been approved by the boards of directors of both companies and is expected to formally close in the fourth calendar quarter of 2002, subject to certain closing conditions, including SpeedFam-IPEC shareholder approval. Novellus shareholder approval is not required.

14. LITIGATION

For a discussion of legal matters, see Part II: Other Information, Item 1: Legal Proceedings.

15. SUBSEQUENT EVENT

In response to the continuing decline in the semiconductor equipment industry, Novellus reduced its workforce in the fourth quarter of 2002. Novellus estimates it will record a charge of approximately $1.7 million in the fourth quarter of 2002, primarily for the cost of severance compensation.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: Novellus’ continued belief that significant investment in R&D is required to remain competitive and Novellus’ plans to continue to invest in new products; Novellus’ intent to complete restructuring activities within a year of commencement of Novellus’ restructuring plan including the write-off of assets and subleasing of facilities; Novellus’ expectations regarding its acquisition of SpeedFam-IPEC, Inc., including the transaction’s anticipated closing date and that the acquisition will be favorable to the Company’s earnings on a per-share basis by the third calendar quarter of 2003; Novellus’ expectations regarding the effect of the adoption of SFAS 143, 145 and 146 on its financial condition or results of operations; Novellus’ belief that it would exercise its purchase option under the terms of the synthetic leases if the final Statement regarding the treatment of the assets associated with Novellus’ synthetic leases by FASB is consistent with Novellus’ interpretation of the Exposure Draft (“ED”), “Consolidation of Certain Special-Purpose Entities, an Interpretation of ARB No. 51,” and the Company’s expectation that the adoption of the ED would not have a significant impact on its liquidity; Novellus’ expectations regarding investments in property and equipment in fiscal 2002; Novellus’ belief that its current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet Novellus’ needs through the next twelve months; Novellus’ beliefs that the ultimate outcome of the Applied Materials, Semitool, Plasma Physics, and Linear Technology litigation matters will not have a material adverse effect on Novellus’ business, financial condition or results of operations; and Novellus’ beliefs and expectations with respect to the outcomes of current patent infringement inquiries.

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

All forward-looking statements included in this Quarterly Report are based on information available to Novellus on the date hereof, and Novellus assumes no obligation to update any such forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. You should also consult the cautionary statements and risk factors listed in Trends, Risks and Uncertainties beginning on page 20 of this Report as the cautionary statements and risk factors listed from time to time in this Report as well as Novellus’ other SEC filings, including its most recent Annual Report on Form 10-K for the year ended December 31, 2001, its Quarterly Reports on Form 10-Q for the quarters ended March 30 and June 29, 2002, and its Registration Statement on Form S-4/A filed November 1, 2002.

CRITICAL ACCOUNTING POLICIES

Novellus’ discussion and analysis of its financial condition and results of operations are based upon Novellus’ condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Novellus to make estimates and judgments on an ongoing basis that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Novellus evaluates its estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, deferred tax assets, restructuring, and contingencies and litigation. Novellus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Certain of Novellus’ product sales are accounted for as multiple-element arrangements. If Novellus has met defined customer acceptance experience levels with both the customer and the specific type of equipment, then Novellus recognizes equipment revenue upon shipment and transfer of title, with the remainder generally recognized at the later of completion of the installation services or customer acceptance.

Installation services are not essential to the functionality of the delivered equipment. Novellus allocates revenue based on the residual method as a fair value has been established for installation services. However, since the final payment is not typically due until customer acceptance, Novellus defers revenue for the final payment in excess of the fair value of the installation services. All other equipment sales are recognized upon customer acceptance.

Revenue related to spare parts sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in other accrued liabilities.

Allowance for Doubtful Accounts

Novellus evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where Novellus is aware of a specific customer’s inability to meet its financial obligations to it, Novellus records a specific allowance for bad debt against amounts due to reduce the net recognized receivable to the amount Novellus reasonably believes will be collected. For all other customers, Novellus recognizes a reserve for bad debt based on a certain percentage of total revenues, which is based on Novellus’ historical experience over the past five years. If circumstances change (e.g. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to it), Novellus may amend its estimates of the recoverability of amounts due to Novellus.

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

Warranty

Novellus’ warranty policy generally states that Novellus will provide warranty coverage, for a predetermined amount of time, on systems and modules for material and labor to repair and service the equipment. Novellus records the estimated cost of warranty coverage to cost of sales upon system shipment. The estimated cost of warranty is determined by the warranty term as well as the average historical labor and material costs for a specific tool. Should actual product failure rates, or material usage differ from Novellus’ estimates, revisions to the estimated warranty liability may be required.

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

Restructuring

Novellus accounts for restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, restructuring accruals are recorded when management executes an exit plan that will cause the Company to incur costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. Additionally, certain restructuring charges related to asset impairments are recorded in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the third quarter of 2001, Novellus established restructuring accruals for its operations. In the first quarter of 2002, Novellus had a reduction in force, which required accruals for severance benefits. These accruals required the use of estimates. Although Novellus believes that these estimates accurately reflect the costs of these plans, actual results may be different. See Note 8 to Condensed Consolidated Financial Statements.

Contingencies and Litigation

Novellus makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. Novellus would accrue the cost of an adverse judgment if, in Novellus’ estimation, the adverse settlement is probable and Novellus can reasonably estimate the ultimate cost to Novellus. Novellus has made no such accruals at September 28, 2002.

Novellus’ critical accounting policies are also discussed in Novellus’ Annual Report on Form 10-K for the year ended December 31, 2001, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to the Novellus Consolidated Financial Statements for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Net sales for the three and nine months ended September 28, 2002 were $230.5 million and $622.3 million, respectively. Net sales for the three and nine months ended September 29, 2001 were $303.7 million and $1,139.3 million, respectively. Net sales were $222.1 million in the quarter ended June 29, 2002. The decrease in net sales over the comparable year-ago periods is primarily due to customer capital spending reductions in response to slowing worldwide demand for semiconductors. The slight increase in net sales over the immediately preceding quarter is primarily due to improved market conditions during the first half of 2002.

International net sales (including export sales) for the three and nine months ended September 28, 2002 were 68% and 67% of total net sales, compared to 53% and 55% for the three and nine months ended September 29, 2001, and 76% in the immediately preceding quarter. The increase from the comparable year-ago periods is primarily a result of a higher proportional increase in net sales in the Asian region, which consists primarily of Taiwan, Korea and Japan. The Asian region accounted for 61% and 58% of total net sales for the three and nine months ended September 28, 2002 as compared to 48% and 46% for the three and nine months ended September 29, 2001. The decrease in international net sales as a percentage of net sales from the immediately preceding quarter is primarily due to lower sales in the Asian region, from 69% in the immediately preceding quarter to 61% for the three months ended September 28, 2002.

Gross profit as a percentage of net sales for the three and nine months ended September 28, 2002 was 47% and 45%, compared with 46% and 52%, respectively, for the comparable year-ago periods. Gross profit as a percentage of net sales increased from 46% in the immediately preceding quarter. The decrease in gross profit as a percentage of net sales from the comparable nine month period is due to reduced absorption of fixed overhead costs resulting from lower shipments and from lower gross margins on Novellus’ 300mm systems, which have higher costs as they are not yet in high-volume production. The increase in gross profit as a percentage of sales from the immediately preceding quarter is primarily due to improving margins on the 300mm systems and improved absorption of fixed overhead costs due to increased shipments.

Selling, general, and administrative (SG&A) expense for the three and nine months ended September 28, 2002 was $43.1 million and $117.3 million, compared with $46.8 million and $170.2 million in the comparable year-ago periods and $39.5 million in the immediately preceding quarter. SG&A expense as a percentage of net sales for both the three and nine months ended September 28, 2002 was 19%, compared with 15% for the comparable year-ago periods and 18% for the immediately preceding quarter. The increase in SG&A expense as a percentage of net sales versus the comparable year-ago periods is primarily due to a substantial reduction in net sales associated with the decline in customer capital spending. The decrease in SG&A expense in absolute dollars from the comparable year-ago periods is primarily due to the impact of cost reduction measures implemented in the second half of 2001, including travel, workforce reductions and facilities consolidation. The increase in SG&A expense in absolute dollars from the immediately preceding quarter was primarily due to an increase in headcount.

Research and development (R&D) expense for the three and nine months ended September 28, 2002 was $58.2 million and $171.0 million, compared with $68.2 million and $211.4 million for the comparable year-ago periods and $58.7 million in the immediately preceding quarter. R&D expense as a percentage of net sales for the three and nine months ended September 28, 2002 was 25% and 27% compared with 22% and 19% for the comparable year-ago periods and 26% for the immediately preceding quarter. The increase in R&D expense as a percentage of net sales versus the comparable year-ago periods is primarily due to a substantial reduction in net sales associated with the decline in customer capital spending. The decrease in R&D expense in absolute dollars over the comparable year-ago periods is primarily due to workforce reductions and facilities consolidations and other cost containment efforts aimed at focusing Novellus’ R&D efforts on key products necessary for long-term growth. The decrease in R&D expense from the immediately preceding quarter is due to continued cost containment efforts. Novellus continues to believe that significant investment in R&D is required to remain competitive and plans to continue to invest in new products.

Special charges for the three and nine months ended September 28, 2002 were zero and $3.3 million compared with $47.9 million and $61.1 million for the comparable year-ago periods. In the first quarter of 2002, Novellus reduced its workforce in response to market conditions. Novellus recorded a special charge of $3.3 million, primarily for the cost of severance compensation. As of September 28, 2002, all severance benefits related to the reduction in workforce had been paid. In September 2001, Novellus announced its intention to restructure its operations which was driven by the anticipated decline in Novellus’ orders due to the forecasted contraction of the semiconductor equipment market from calendar year 2000 levels. During the third quarter of 2001, the Plan was approved by the appropriate level of management necessary to commit the Company to its specific actions. Novellus began implementing the restructuring plan during the third quarter of 2001 and recorded restructuring and impairment charges totaling $55.0 million, of which $47.9 million is included in operating expenses and $7.1 million is included in cost of sales. The restructuring charges included $33.8 million related to vacated facilities (which assumes sublease income of $4.5 million), $9.5 million related to abandoned assets associated with the discontinuation of certain projects, and $4.6 million related to the write-off of purchased technology. The discontinuation of certain projects resulted in $7.1 million of inventory write-downs, which are included in cost of sales.

In the first quarter of 2001, Novellus incurred merger costs related to the acquisition of GaSonics of $13.2 million. These costs included $9.4 million of professional fees and financial printing and $3.8 million of other related costs. These costs also included charges related to the cancellation of various contracts and the write-off of certain redundant assets. All expenses related to these accruals had been paid.

In September 2001, Novellus determined that due to the financial difficulties facing one of its customers, an outstanding accounts receivable balance was at risk for collection. Accordingly, Novellus recorded a write-off of $7.7 million. In the first quarter of 2002, all amounts owed under this accounts receivable balance were paid, resulting in a benefit to operations of $7.7 million.

Other income, including interest income, for the three and nine months ended September 28, 2002 was $8.9 million and $38.4 million, compared with $10.2 million and $40.1 million for the comparable year-ago periods and $11.8 million in the immediately preceding quarter. The decrease in interest income is primarily due to a decrease in interest bearing investments as Novellus used $880.0 million of restricted investments to pay off the Liquid Yield OptionTM Notes (“LYONs”) and due to a continued decline in interest rates. The decreases in other income from the year-ago nine-month period has been offset by a $4.6 million gain on the sale of an investment recorded in the first quarter of 2002.

The write off of debt issuance costs amounted to a $17.0 million charge related to the retirement of $880.0 million Liquid Yield Options Notes on July 26, 2002.

Novellus recorded a tax benefit of $4.2 million in the third quarter, which brings the tax provision and effective tax rate to zero for the nine months ended September 28, 2002. Novellus’ effective tax rate for the nine months ended September 29, 2001 was 31%. The decrease in the effective tax rate compared to the year-ago period is primarily due to the relative benefit of tax credits being higher due to decreased profitability this year.

Related Party Transactions

Novellus leases an aircraft from a third-party entity wholly owned by Richard S. Hill, Novellus’ Chairman and Chief Executive Officer. Under the aircraft lease agreement, Novellus incurred lease expense of approximately $134,000 through September 28, 2002. Novellus believes that the amount paid for use of the aircraft approximates amounts charged by third-party commercial charter companies for a similar type of aircraft.

D.  James Guzy, a member of Novellus’ board of directors, is also a member of the board of directors of Intel Corporation, one of Novellus’ significant customers and therefore, this customer is considered a related party. Intel Corporation represented 8% and 11% of net sales for the three and nine months ended September 28, 2002, respectively, and 13% and 15% of net sales during the three and nine months ended September 29, 2001, respectively.

From time to time, Novellus issues secured relocation loans to individuals in the Company’s management and key personnel. As of September 28, 2002, these loans were approximately $5.9 million in total. As of September 28, 2002, Novellus does not have outstanding loans with its executive officers or members of its board of directors.

Pending Acquisition

On August 11, 2002, Novellus entered into a definitive agreement to acquire SpeedFam-IPEC, Inc., a global supplier of chemical mechanical planarization (CMP) systems used in the fabrication of advanced copper interconnects. If the merger is completed, Novellus will acquire all outstanding shares of SpeedFam-IPEC in a stock-for-stock merger and will assume all of SpeedFam-IPEC’s 6 1/4 percent Convertible Subordinated Notes due 2004, totaling $115.0 million. If the merger is completed, SpeedFam-IPEC will become a wholly-owned subsidiary of Novellus, and each outstanding share of SpeedFam-IPEC common stock will be converted into the right to receive 0.1818 share of Novellus common stock on a fixed exchange ratio basis. The merger will be accounted for as a purchase transaction and is intended to qualify as a tax-free reorganization under applicable U.S. tax law and regulations. In accordance with purchase accounting, the total estimated purchase price of approximately $167.4 million includes Novellus common stock valued at $149.3 million, assumed options and warrants with a fair value of $14.2 million and estimated direct transaction costs of $3.9 million. The transaction has been approved by the boards of directors of both companies and is expected to formally close in the fourth calendar quarter of 2002, subject to certain closing conditions, including SpeedFam-IPEC shareholder approval. Novellus shareholder approval is not required. The transaction is expected to be favorable to Novellus’ earnings on a per-share basis by the third calendar quarter of 2003.

Subsequent Event

In response to the continuing decline in the semiconductor equipment industry, Novellus reduced its workforce in the fourth quarter of 2002. Novellus estimates it will record a charge of approximately $1.7 million in the fourth quarter of 2002, primarily for the cost of severance compensation.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. Novellus does not expect the adoption of SFAS 146 to have a material effect on its financial condition or results of operations.

In connection with its ongoing consolidations project, the FASB issued an exposure draft (“ED”), “Consolidation of Certain Special-Purpose Entities, an Interpretation of ARB No. 51,” in June 2002 for public comment with the comment period ending on August 30, 2002. Currently, special purpose entities (“SPE”) would be required to be consolidated based on a majority voting interest. However, the tentative decisions reached by the FASB at its board meeting on October 16, 2002 would also require consolidation based on variable interest, which is the means through which financial support is provided to a SPE. The entity which provides significant financial support to and also benefits from the SPE’s activities is considered the primary beneficiary of the SPE and the SPE would be consolidated in its financial statements. The ED will substantially change the accounting for synthetic leases. It is expected that the FASB will issue an Interpretation in the fourth quarter of this year and the final guidance will become effective for Novellus in its second fiscal quarter of 2003. If the final Interpretation is consistent with the ED, and Novellus were required to consolidate its special purpose entity, Novellus believes that it would exercise its purchase option under the terms of the synthetic leases and purchase the leased assets thereunder. This treatment would result in Novellus recording the property and equipment purchase under the leases of approximately $456.4 million. Novellus’ lease receivable and cash collateral under the synthetic leases would be returned to Novellus as cash or used to offset the purchase price of the properties. As a result of the purchase, depreciation expense would increase by approximately $30.0 to $35.0 million per year, and rent expense and interest income would each decrease by approximately $15.0 million per year based on current interest rates. Because this treatment would result in the lease receivable and cash collateral being returned to Novellus, the Company does not expect the adoption of the ED to have a significant impact on its liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Novellus has historically financed its operating and capital resource requirements through cash flows from operations, sales of equity securities, and borrowings. Novellus’ primary source of funds at September 28, 2002 consisted of $924.7 million of cash, cash equivalents, and short-term investments. This amount represents an increase of $2.9 million from the December 31, 2001 balance of $921.8 million. Net cash provided by operating activities during the nine months ended September 28, 2002 was $178.1 million. This amount consisted primarily of a decrease in prepaid and other current assets of $68.7 million, an increase in deferred profit of $26.6 million and an income tax benefit from employee stock option plans of $17.3 million. The decrease in prepaid and other current assets was primarily a result of an income tax refund received in the third quarter of $49.5 million.

Net cash provided by investing activities was $684.8 million during the nine months ended September 28, 2002. During this period, Novellus’ cash inflows consisted primarily of $881.8 million in net proceeds from both restricted and non-restricted short-term investments offset by an increase in Novellus’ participation in its synthetic leases of $177.5 million and an increase in capital expenditures of $21.4 million.

As of September 28, 2002, Novellus does not have any significant commitments to purchase property and equipment.

During the nine months ended September 28, 2002, net cash used in financing activities was $939.8 million, primarily due to the repurchase of the LYONs of approximately $880.0 million. In addition, there were $75.4 million of common stock repurchases and net payments of $24.5 million on Novellus’ lines of credit offset by proceeds from employee stock option plans of $39.9 million.

Novellus leases nearly all of its facilities under operating leases, including synthetic leases, which expire at various dates through 2010. A synthetic lease is a form of operating lease whereby a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. The lessor generally borrows the balance of the funds necessary to fund the acquisition and construction. Under certain of Novellus’ synthetic lease agreements, Novellus is obligated to lend approximately 87% of the cost of the leased asset to the lessor upon completion of construction. The leases with this requirement are known as defeased or self-funded transactions. Additionally, Novellus’ synthetic leases require the Company to maintain collateral for the benefit of the lessor. Novellus’ synthetic lease arrangements are discussed in greater detail in Novellus’ Annual Report on Form 10-K for the year ended December 31, 2001, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 7 to the Novellus Consolidated Financial Statements for the year ended December 31, 2001, provided that such discussion speaks only as of the date such Form 10-K was filed.

Novellus holds synthetic lease agreements on properties in San Jose, California and Tualatin, Oregon. During the nine months ended September 28, 2002, Novellus utilized an additional $87.5 million against its available lease financing line for the Tualatin property for which construction was completed in May 2002. There are no additional amounts available under the Tualatin lease facility. The total financing under the San Jose synthetic lease has not changed significantly since December 31, 2001.

As of September 28, 2002, Novellus has lines of credit with four Japanese banks, which expire at various dates through October 2003, under which Novellus can borrow up to $31.9 million at the banks’ prime rates. These facilities are available to Novellus’ Japanese subsidiary, Novellus Systems, Japan. As of September 28, 2002 and December 31, 2001, amounts outstanding were $1.6 million and $26.2 million, respectively, at annual weighted-average interest rates of 0.5% and 0.62%, respectively. All borrowings under the lines of credit were by Novellus Systems, Japan.

On July 26, 2001, Novellus issued $880.0 million of LYONs due July 26, 2031. The net proceeds after issuance costs (which were being amortized over 30 years) from the LYONs offering were $862.4 million. The LYONs are zero coupon, zero-yield subordinated debentures convertible into shares of Novellus common stock or redeemed for cash by the security holder, subject to specified conditions as set forth in the indenture.

On July 26, 2002, the security holders exercised their option to deliver the LYONs to Novellus and required Novellus to repurchase the LYONs for $1,000 in cash each on such date, representing approximately $880.0 million for substantially all outstanding LYONs. Novellus used its restricted short-term investments, which had matured to $880.0 million, to repurchase the LYONs. Novellus recorded a charge of approximately $17.0 million to other expense for the remaining unamortized issuance costs related to the LYONs.

On August 11, 2002, Novellus entered into a definitive agreement to acquire SpeedFam-IPEC, Inc., a global supplier of chemical mechanical planarization (CMP) systems used in the fabrication of advanced copper interconnects. If the transaction closes, Novellus will assume all of SpeedFam-IPEC’s 6 1/4 percent Convertible Subordinated Notes due 2004, totaling $115.0 million.

Novellus believes that its current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet Novellus’ needs through the next twelve months.

TRENDS, RISKS, AND UNCERTAINTIES

Set forth below and elsewhere in this Form 10-Q, including in Item 2, Management’s Discussion and Analysis beginning on page 14 of this Report, and in other documents Novellus files with the Securities and Exchange Commission are trends, risks and uncertainties that could cause Novellus’ actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q. As noted, these trends, risks, and uncertainties are discussed below.

Market Risk and Cyclical Downturns in the Semiconductor Industry

Novellus’ business depends predominantly on capital expenditures of semiconductor manufacturers, which in turn depends on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has historically been very cyclical and has experienced periodic downturns, which have had a material adverse effect on the semiconductor industry’s demand for semiconductor processing equipment, including equipment manufactured and marketed by Novellus. During periods of reduced and declining demand, Novellus must be able to quickly and effectively align its cost structure with prevailing market conditions, and motivate and retain key employees. In particular, during a period of reduced demand, Novellus’ inventory levels have periodically exceeded the minimum levels necessary to support production demand. Although Novellus has historically been able to reduce inventory levels through sales and reduced purchasing, no assurance can be given that Novellus may not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, Novellus must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. No assurance can be given that Novellus’ net sales and operating results will not be adversely affected if this current downturn in the semiconductor industry continues or other downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.

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

International Operations

Export sales accounted for 67% and 55%, respectively, of net sales in the nine months ended September 28, 2002 and in fiscal year 2001, respectively. Novellus anticipates that export sales will account for a significant portion of net sales in the foreseeable future. As a result, a significant portion of Novellus’ sales will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign operations, difficulties in managing distributors, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. Novellus is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductor products. Novellus cannot predict whether quotas, duties, taxes, or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of Novellus’ products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on Novellus’ business, financial condition, or results of operations. Moreover, each region in the global semiconductor equipment market exhibits unique characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Although international markets provide Novellus with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could materially and adversely affect global products and service demand, and, therefore, Novellus’ business operations and financial condition. Novellus defines the Asian region as Taiwan, Korea and Japan, which accounted for 47% and 58% of Novellus’ revenues in 2001 and for the nine months ended September 28, 2002, and is affected by banking, currency and other difficulties that contribute to the economic developments in those countries. Any negative economic developments within the Asian region could result in the cancellation or delay of orders for Novellus’ products from Asian customers, thus materially adversely affecting Novellus’ business, financial condition or results of operations. In addition to the concerns described above, sales of systems shipped by Novellus’ Japanese subsidiary are denominated in Japanese Yen. Novellus sells the systems to its Japanese subsidiary in U.S. Dollars. Novellus then enters into forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations of intercompany accounts payable denominated in U.S. Dollars recorded by the Japanese subsidiary in order to manage this exposure. However, there can be no assurance that future changes in the Japanese Yen will not have a material effect on Novellus’ business, financial condition, or results of operations.

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

Novellus is Exposed to Risks Associated with Acquisitions

In addition to its pending acquisition of SpeedFam-IPEC, Inc., Novellus has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and technologies. Acquisitions involve numerous risks, including, but not limited to, failure to complete an acquisition transaction, difficulties in integrating the operations, technologies, products and personnel of acquired companies, lack of synergies or the inability to realize expected synergies, difficulties in managing geographically dispersed operations, the potential loss of key employees, customers and strategic partners of acquired companies, diversion of management’s attention from normal daily operations of the business, acquired intangible assets becoming impaired as a result of technological advancements, or worse-than-expected performance of acquired companies. Acquisitions are inherently risky and no assurance can be given that Novellus’ previous or future acquisitions will be successful. The inability to effectively manage the risks associated with previous or future acquisitions could materially and adversely affect Novellus’ business, financial condition and results of operations.

A Large Portion of Novellus’ Net Sales Is Derived from Sales to a Few Customers

Historically, Novellus has sold a significant proportion of its systems in any particular period to a limited number of customers. Sales to Novellus’ ten largest customers in the nine months ended September 28, 2002 and in fiscal year 2001 accounted for 76% and 61% of net sales, respectively. For the year ended December 31, 2001, Intel Corporation accounted for 16% of Novellus’ net sales. For the year ended December 31, 2000, Intel and Taiwan Semiconductor accounted for 14% and 10% of Novellus’ net sales, respectively. For the year ended December 31, 1999, Samsung, Texas Instruments and United Microelectronics accounted for 17%, 13% and 10% of Novellus’ net sales, respectively. Novellus expects that sales of its products to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future. None of Novellus’ customers have entered into a long-term agreement requiring them to purchase Novellus’ products. Novellus believes that sales to certain of its customers will decrease in the near future as those customers complete current purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising Novellus’ largest customers has varied from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, market, economic or competitive conditions in the semiconductor industry or in the industries that manufacture products utilizing integrated circuits, could adversely affect Novellus’ business, financial condition and results of operations. In addition, sales of Novellus’ systems depend in significant part upon the decision of a prospective customer to increase manufacturing capacity or to expand current manufacturing capacity, both of which typically involve a significant capital commitment. Novellus has from time to time experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, Novellus’ systems typically have a lengthy sales cycle during which Novellus may expend substantial funds and management effort with no guarantee that Novellus will sell a particular system.

Novellus’ Industry Is Characterized by Rapidly Changing Technology

The semiconductor manufacturing industry is subject to rapid technological change and new product introductions and enhancements. Novellus’ ability to remain competitive in this market depends in part upon Novellus’ ability to develop new and enhanced systems and to introduce these systems at competitive prices and on a timely and cost-effective basis. Accordingly, Novellus devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with its customers to remain responsive to their product needs. Novellus’ current research and development efforts are directed at the development of new systems and processes and improving existing system capabilities. Novellus is focusing its research and development efforts on additional Concept Two modules, advanced PVD systems, advanced gap fill technology, primary conductor metals, low-k dielectric materials and additional advanced technologies for the next generation of smaller geometry fabrication lines, as well as equipment to process 300 millimeter wafers. There is no assurance that Novellus’ research and development programs will allow Novellus to remain responsive to its customers’ product needs or that Novellus’ current or new customers will buy its new products.

Research and Development Expenditures Represent a Substantial Portion of Novellus’ Net Sales

Novellus’ expenditures for research and development during the nine months ended September 28, 2002 and fiscal year 2001, were $171.0 million and $272.0 million, respectively, or approximately 27% and 20% of net sales, respectively. Novellus’ success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. There can be no assurance that Novellus will be successful in selecting, developing, manufacturing and marketing new products or in enhancing its existing products. As is typical in the semiconductor capital equipment market, Novellus has experienced delays from time to time in the introduction of, and certain technical and manufacturing difficulties with, certain of its systems and enhancements and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. Novellus’ inability to complete the development or meet the technical specifications of any of its new systems or enhancements or to manufacture and ship these systems or enhancements in volume in a timely manner would materially adversely affect Novellus’ business, financial condition and results of operations. In addition, Novellus may incur substantial unanticipated costs to ensure the functionality and reliability of its future product introductions early in the product’s life cycle. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense may result. Any of these events could materially adversely affect Novellus’ business, financial condition, and results of operations.

Novellus’ Intellectual Property Is Critical to the Success of Its Business

Novellus intends to continue to pursue the legal protection of its technology primarily through patent and trade secret protection. Novellus currently holds over 100 patents and intends to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect Novellus’ technology. While Novellus intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by Novellus will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to Novellus. Additionally, because technology in the semiconductor industry moves quickly, the duration of patents is not significant in determining the level of protection that such patents afford. Novellus also relies on trade secrets and proprietary technology that it seeks to protect, in part, through Novellus’ confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that Novellus will have adequate remedies for any breach, or that Novellus’ trade secrets will not otherwise become known to or independently developed by others. There has also been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. Novellus is currently involved in such litigation (see page 25, “Part II: Other Information, Item 1: Legal Proceedings”). Except as set forth beginning on page 25, Novellus is not aware of any significant claim of infringement by Novellus’ products of any patent or proprietary rights of others, however, Novellus could become involved in additional litigation in the future. Although Novellus does not believe the outcome of the current litigation will have a material impact on its business, financial condition, or results of operations, no assurances can be given that this litigation or future litigation will not have such an impact. In addition to the current litigation, Novellus’ operations, including the further commercialization of Novellus’ products, could provoke additional claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to Novellus, to protect trade secrets or know-how owned by Novellus or to defend Novellus against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by Novellus, which by itself could have a material adverse effect on Novellus’ financial condition and operating results. Further, adverse determinations in such litigation could result in Novellus’ loss of proprietary rights, subject Novellus to significant liabilities to third parties, require Novellus to seek licenses from third parties or prevent Novellus from manufacturing or selling its products, any of which could have a material adverse effect on Novellus’ business, financial condition, and results of operations.

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

Recent Accounting Pronouncements May Impact Novellus’ Financial Position and Results of Operations

In June 2002, the Financial Accounting Standards Board, or FASB, issued an exposure draft, or ED, “Consolidation of Certain Special-Purpose Entities, an Interpretation of ARB No. 51,” for public comment. The ED could substantially change the accounting for synthetic leases. The comment period on the ED will end on August 30, 2002, and the final guidance will become effective for Novellus in its second fiscal quarter of 2003. If the final Statement is consistent with the ED, and

Novellus were required to consolidate its special purpose entity, Novellus believes that it would exercise its purchase option under the terms of the synthetic leases and purchase the leased assets thereunder. Because this treatment would result in the lease receivable and cash collateral being returned to Novellus, Novellus does not expect the adoption of the ED to have an impact on its liquidity.

Additionally, in June 2001, the FASB issued SFAS, No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Novellus does not expect the adoption of SFAS No. 143 to be material to its financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” Novellus is required to adopt the provisions of SFAS No. 145 effective January 1, 2003. Novellus does not expect the adoption of SFAS No. 145 to have a material effect on Novellus’ financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Novellus is currently evaluating the impact of this adoption. Although Novellus does not expect the adoption of these standards to have a material effect on its financial condition or results of operations, there can be no assurances that there will not be a material adverse affect on Novellus’ business, financial condition, and results of operations in future periods.

There can be no assurances that the issuance by FASB of additional statements of financial accounting standards in the future would not materially adversely affect Novellus’ business, financial condition, and results of operations if such were required to be adopted by Novellus.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Novellus, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2001. Our exposure related to market risks has not changed materially since December 31, 2001.

ITEM 4: CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Applied Litigation

On July 7, 1997, prior to the consummation of the purchase of the TFS business unit from Varian Associates Inc., Applied Materials, Inc. filed a complaint against Varian in the United States District Court for the Northern District of California, San Jose Division, Civil Action No. C-97-20523 RMW, alleging, among other things, infringement by Varian (including the making, using, selling and/or offering for sale of certain products and systems made by TFS) of United States Patent Nos. 5,171,412, 5,186,718, 5,496,455 and 5,540,821, which patents are owned by Applied.

Immediately after consummation of the TFS purchase, Novellus filed a complaint against Applied in the same court, Civil Action No. C-97-20551 RMW, alleging infringement by Applied (including the making, using, selling and/or offering for sale of certain products and systems) of United States Patent Nos. 5,314,597, or the ‘597 patent, 5,330,628, and 5,635,036, or the ‘036 patent, which patents Novellus acquired from Varian in the TFS purchase. In its complaint, Novellus also alleged that it is entitled to declarations from Applied that Novellus does not infringe the Applied patents mentioned above and/or that the

Applied patents mentioned above are invalid and/or unenforceable. Applied has filed counterclaims alleging that Novellus infringes the Applied patents listed above.

Also after consummation of the TFS purchase, but some time after Novellus filed its complaint, Applied amended its complaint to add Novellus as a defendant. Novellus has requested that the United States District Court dismiss Novellus as a defendant in Applied’s lawsuit against Varian. The court has not yet required Novellus to file an answer to Applied’s complaint.

In addition to a request for a permanent injunction against further infringement, Applied’s complaint and Applied’s counterclaims to Novellus’ complaint include requests for damages for alleged prior infringement and treble damages for alleged willful infringement. In connection with the consummation of the TFS purchase, Varian agreed, under certain circumstances, to reimburse Novellus for certain of its legal and other expenses in connection with the defense and prosecution of this litigation, and to indemnify Novellus for a portion of any losses incurred by Novellus arising from this litigation (including losses resulting from a permanent injunction). Novellus and Varian believe that there are meritorious defenses to Applied’s allegations, including among other things, that Novellus’ operations (including TFS products and systems) do not infringe the Applied patents mentioned above and/or that the Applied patents mentioned above are invalid and/or unenforceable. However, the resolution of intellectual property disputes is often fact intensive and, therefore, inherently uncertain. Although Novellus believes that the ultimate outcome of the dispute with Applied will not have a material adverse effect on Novellus’ business, financial condition, or results of operations (taking into account both the defenses available to Novellus and Varian’s reimbursement and indemnity obligations), there can be no assurances that Applied will not ultimately prevail in this dispute and that, in such an event, Varian’s reimbursement and indemnity obligations will not be sufficient to fully reimburse Novellus for its losses. If Applied were to prevail in this dispute, it could have a material adverse effect on Novellus’ business, financial condition, or results of operations.

On March 25, 2002, the United States District Court issued an order: (1) denying Applied’s motion for summary judgment of no literal infringement and no infringement under the doctrine of equivalents of claims 1 and 8 of Novellus’ ‘597 patent with respect to Applied’s 300mm Al WP series magnet arrays; (2) granting summary judgment of no literal infringement of claims 1 and 8 of Novellus’ ‘597 patent to Applied with respect to its 200mm RH and 300mm IMP series arrays, but denying summary judgment with respect to infringement under the doctrine of equivalents for these products and claims; (3) denying Novellus’ cross-motion for summary judgment of infringement of claims 1 and 8 of Novellus’ ‘597 patent; and (4) granting summary judgment of non-infringement to Applied with respect to claims 27 and 28 of Novellus’ ‘597 patent and Applied’s 300mm Al WP series magnet arrays.

On May 13, 2002, the United States District Court issued an order: (1) denying Applied’s motion for summary judgment of no literal infringement of the ‘036 patent; and (2) granting Applied’s motion to bar Novellus from proving infringement of the ‘036 patent under the doctrine of equivalents.

On July 26, 2002, Applied filed a motion for summary judgment that the ‘036 patent is invalid for failure to comply with the best mode requirement of 35 USC § 112, ¶ 1. Novellus intends to oppose this motion, and hearing is presently set for October 11, 2002.

On August 1, 2002, Applied filed a motion for leave of Court to amend its former Civil LR 16-9 Response Charts to assert additional prior art and other invalidity defenses against Novellus’ ‘036 and ‘597 patents. Novellus intends to oppose this motion, and hearing is presently set for October 11, 2002.

Novellus’ complaint against Applied also includes requests for damages for prior infringement and treble damages for willful infringement, in addition to a request for a permanent injunction for further infringement. Novellus believes that this litigation will not have a material adverse impact on Novellus’ financial condition or results of operations. However, there can be no assurances that Novellus will prevail against Applied. If Applied were to prevail against Novellus, it could have a material adverse impact on Novellus’ business, financial condition, or results of operations.

Semitool Litigation I

On August 10, 1998, Semitool sued Novellus for patent infringement in the United States District Court for the Northern District of California. Semitool alleges that Novellus’ SABRETM and SABRETM xT copper deposition systems infringe two Semitool patents, U.S. Patent No. 5,222,310, or the ‘310 patent, issued June 29, 1993, entitled “Single Wafer Processor with a Frame,” and U.S. Patent No. 5,377,708, or the ‘708 patent, issued January 3, 1995, entitled “Multi-Station Semiconductor Processor with Volatilization.” Semitool seeks an injunction against Novellus’ manufacture and sale of the SABRETM and

SABRETM xT systems, and seeks damages for past infringement. Semitool also seeks treble damages for alleged willful infringement. Semitool further seeks its attorneys’ fees and costs, and interest on any judgment.

On September 24, 1999, the District Court ruled on the interpretation of the claims of the ‘310 and ‘708 patents. On December 18, 1999, Novellus filed a motion for summary judgment of non-infringement.

On March 17, 2000, the District Court granted Novellus’ motion for summary judgment of non-infringement. The District Court ruled that Novellus’ SABRETMand SABRETM xT systems do not infringe the ‘310 and ‘708 patents.

On May 15, 2000, Semitool filed a notice of appeal, appealing the District Court’s judgment to the United States Court of Appeals for the Federal Circuit. On June 8, 2001, the Federal Circuit affirmed the District Court’s judgment that Novellus’ SABRETM and SABRETM xT systems do not infringe the ‘310 and ‘708 patents.

On September 6, 2001, Semitool filed a petition for writ of certiorari with the United States Supreme Court to review the judgment of the Federal Circuit. The Supreme Court granted this writ, vacated the Federal Circuit’s opinion, and remanded the case to the Federal Circuit for further consideration. On July 23, 2002, the Federal Circuit again affirmed the District Court’s judgment of non-infringement. On October 21, 2002, Semitool elected not to file a petition with the Supreme Court. As a result, the litigation has been resolved in Novellus’ favor.

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

On November 13, 2001, Novellus countersued Semitool for patent infringement in the United States District Court for the District of Oregon. Novellus alleges that Semitool infringes Novellus’ U.S. Patent Nos. 6,179,983, or the ‘983 patent, issued January 30, 2001 and entitled “Method and Apparatus for Treating Surface Including Virtual Anode;” 6,162,344, issued December 19, 2000 and entitled “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer;” 6,110,346, issued August 29, 2000 and also entitled “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer;” and 6,074,544, issued June 13, 2000 and also entitled “Method of Electroplating Semiconductor Wafer Using Variable Currents and Mass Transfer to Obtain Uniform Plated Layer.” Novellus seeks an injunction against Semitool and damages for past infringement. Novellus also seeks treble damages for willful infringement by Semitool. Novellus further seeks its attorneys’ fees and costs, and interest on any judgment.

On July 19, 2002, Novellus and Semitool entered into and filed a stipulation dismissing with prejudice both parties’ claims relating to the ‘983 patent.

Although it is inherently difficult to assess the outcome of litigation matters when the litigation is in such an early stage, Novellus believes that this litigation will not have a material adverse impact on Novellus’ business, financial condition, or results of operations.

However, there can be no assurances that Novellus will prevail against Semitool. If Semitool were to prevail against Novellus, it could have a material adverse impact on Novellus’ business, financial condition, or results of operations.

Plasma Physics Litigation

On December 28, 1999, Plasma Physics Corporation and Solar Physics Corporation, collectively referred to as Plasma Physics, filed a patent infringement lawsuit against many of Novellus’ Japanese and Korean customers. The suit was entitled Plasma Physics and Solar Physics v. Fujitsu et al., Civil Action No. 99-8593, and was pending in the United States District Court for the Eastern District of New York. On July 24, 2000, the Court ordered Plasma Physics to re-file separate complaints against the Japanese and Korean defendants, whereupon, Civil Action No. 99-8593 would be dismissed without prejudice. In accordance with the District Court’s order, Plasma Physics re-filed separate complaints against the Japanese and Korean defendants in the District Court. Many of the defendants notified Novellus that they believed that Novellus had indemnification obligations and liability for the lawsuits. Novellus believes it does not have any indemnification obligations or other liabilities related to this lawsuit.

Plasma Physics asserted U.S. Patent Nos. 4,226,897, or the ‘897 patent, 5,470,784, or the ‘784 patent, and/or 5,543,634, or the ‘634 patent, against the defendants. Plasma Physics sought an injunction against the defendants’ alleged infringement of the ‘784 and ‘634 patents (the ‘897 patent had expired). Plasma Physics also sought treble damages for alleged willful infringement. Plasma Physics further sought its attorney’s fees and costs, and interest on any judgment. All of the Japanese and Korean defendants who are or were customers of Novellus have since settled with Plasma Physics. Novellus believes that it does not have any indemnification obligations or other liabilities related to the Plasma Physics settlement against the Novellus Japanese and Korean customers.

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

On June 12, 2001, the United States Patent and Trademark Office issued to Plasma Physics U.S. Patent No. 6,245,648, or the ‘648 patent, entitled “Method of Forming Semiconducting Materials and Barriers.” On June 13, 2001, Plasma Physics sent a letter to Novellus, indicating that it may sue Novellus’ customers for their alleged infringement of the ‘648 Patent.

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

Linear Technology Litigation

On March 12, 2002, Linear Technology Corporation filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara, Case No. CV806004. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving, among other things, alleged breach of contract, fraud, unfair competition, breach of warranty, and declaratory relief. Novellus filed a demurrer to Linear’s complaint.

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

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. Although Novellus is not aware of any significant claim of infringement by its products of any patents or proprietary rights of others except as claimed by Applied, Semitool, Plasma Physics, and Linear further commercialization of Novellus’ products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to Novellus, to protect trade secrets or know-how owned by Novellus or to defend Novellus against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by Novellus, which by itself could have a material adverse effect on Novellus’ financial condition and operating results. Further, adverse determinations in such litigation could result in Novellus’ loss of proprietary rights, subject Novellus to significant liabilities to third parties, require Novellus to seek licenses from third parties or prevent Novellus from manufacturing or selling its products, any of which could have a material adverse effect on Novellus’ business, financial condition or results of operations.

Novellus is a defendant or plaintiff in various actions that arose in the normal course of business. In the opinion of management, Novellus believes that the ultimate disposition of these matters will not have a material adverse effect on Novellus’ business, financial condition, or results of operations.

ITEM 5: OTHER INFORMATION

The ratio of earnings to fixed charges for the nine months ended September 28, 2002 and each of the five most recent fiscal years was as follows:

Nine months ended	Year ended December 31,
September 28, 2002	2001	2000	1999	1998	1997

3.09	13.41	16.30	6.95	6.33	—

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Agreement and Plan of Reorganization by and among Novellus Systems, Inc., NHL Acquisition-Sub, Inc. and SpeedFam-IPEC, Inc. dated August 11, 2002 (incorporated by reference to Exhibit 2.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2002).

99.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 12, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 12, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 14, 2002, Novellus filed a report on Form 8-K announcing it had entered into a definitive agreement to acquire SpeedFam-IPEC, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

/s/ Kevin S. Royal Kevin S. Royal Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

November 12, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard S. Hill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Novellus Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ Richard S. Hill

Richard S. Hill Chairman of the Board of Directors and Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kevin S. Royal, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Novellus Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ Kevin S. Royal

Kevin S. Royal Vice President and Chief Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization by and among Novellus Systems, Inc., NHL Acquisition-Sub, Inc. and SpeedFam-IPEC, Inc. dated August 11, 2002 (incorporated by reference to Exhibit 2.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2002).

99.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 12, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 12, 2002 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.