Form 10-K
period 2002-12-31
NOVELLUS SYSTEMS INC
filed 2003-03-05
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X]  NO [  ]

As of June 28, 2002 the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $5,064,390,563, based on the average of the high and low prices of the Common Stock as reported on the NASDAQ National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding on February 26, 2003 was 149,575,876.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 4.1
EXHIBIT 4.2
EXHIBIT 4.3
EXHIBIT 4.4
EXHIBIT 4.5
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 12.1
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3

NOVELLUS SYSTEMS, INC.

2002 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, without limitation:

•	Statements about the growth of the semiconductor industry; market size, share and demand; product performance; our expectations, objectives, anticipations, intentions and strategies regarding the future; expected operating results, revenues and earnings; and current and potential litigation, which statements are subject to various uncertainties, including, without limitation, those discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors”;

•	The statements under the heading “Item 1. Business” concerning (1) the semiconductor industry’s migration to the use of copper and low-k dielectrics and (2) the growing importance of the surface preparation and CMP manufacturing steps, which statements are subject to various risks and uncertainties, including, without limitation, the failure of our expectations regarding the future direction of the semiconductor industry and our failure to combine the recently-acquired product offerings of GaSonics International Corporation and SpeedFam-IPEC, Inc. with our offerings;

•	The statements under the heading “Item 1. Business – Industry Background” regarding our beliefs that (1) unit demand for semiconductor devices will continue to increase; (2) the next generation of chips will likely see line widths as small as 90 nanometer and below; (3) there will be a transition from aluminum to copper conductive material; (4) there will be a transition from silicon oxide films to low-k dielectric insulators; and (5) there is a trend toward larger wafer sizes, which statements are subject to various risks and uncertainties, including, without limitation, periodic downturns in the semiconductor industry, slowdowns in the rate of capital investment by semiconductor manufacturers, shifts in demand from expensive, high-performance products to lower priced, conventional products, and the failure of our expectations regarding the future direction of the semiconductor industry;

•	The statements under the heading “Item 1. Business – Strategy,” concerning (1) our objective to increase our market share in the interconnect manufacturing market and strengthen our position as a leading supplier of semiconductor processing equipment; (2) our emphasis on high-productivity systems; (3) our focus on reducing customer costs; (4) our service differentiation philosophy; (5) our goal to lead in our target markets; (6) our goal to broaden our interconnect offerings; (7) our focus on major semiconductor manufacturers; (8) our intention to expand our market presence in Asia; and (9) our intention to leverage our low manufacturing cost structure, which statements are subject to various risks and uncertainties, including, without limitation, shifts in demand from expensive, high-performance products to lower priced, conventional products, resulting in reduced profit for semiconductor manufacturers, the current and other periodic downturns in the semiconductor industry and the economy in general, slowdowns in the rate of capital investment by semiconductor manufacturers and future product developments, introductions by competitors, increased competition in the semiconductor equipment industry and risks and uncertainties associated with international operations, including economic downturns, trade balance issues, political instability, banking issues, fluctuations in interest and foreign currency exchange rates and slower economic development in Asia;

•	The statements under the heading “Item 1. Business – Products” of our beliefs regarding our products, including (1) that Concept Two enables increased production throughput and system capability; (2) that Concept Three offers greater throughput in 300mm wafer-manufacturing applications; (3) that Concept Three SPEED offers minimal risk to our customers in making the transition from 200mm to 300mm volume chipmaking; (4) that Concept Two ALTUS is ideal for meeting the requirements of high-volume, automated 200mm wafer fabs producing semiconductor devices at 0.18 micron and below; (5) that the INOVA 200mm system will continue to gain market acceptance based on barrier seed step coverage performance; (6) that the 300 mm INOVA XT with Hollow Cathode Magnetron or HCM will continue to offer superior barrier performance; (7) that our Electrofill products are highly reliable and cost-effective; (8) the increasing importance of photoresist strip and clean processes; (9) that IRIDIA offers the highest productivity of any 200 mm dry-clean system currently on the market; (10) that SIERRA yields significantly higher capital productivity and significantly lower cost-of-ownership advantages than competing dry-clean systems; (11) that the opportunity to integrate and optimize the planarization, deposition and surface preparation steps gives us an important advantage in extending copper/low-k processes to advanced semiconductor devices; and (12) that MOMENTUM allows for maximum manufacturing flexibility, which statements are subject to various risks and uncertainties, including, among others, the inaccuracy of our assessment of the capabilities of our products, the greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases that some of our competitors possess, future competition from new market entrants, our competitors’ improvement of the design and performance of their products that may offer superior price or performance features over our products, and difficulties in selecting, developing, manufacturing and marketing our new products or enhancing our existing products;

•	The statements under the heading “Item 1. Business – Marketing, Sales and Service” of our beliefs that (1) our strategy of supporting our installed base through customer support and R&D groups has accelerated penetration of certain key accounts; (2) our marketing efforts are enhanced by the technical expertise of our R&D personnel; and (3) our customer service is enhanced by the design simplicity of our systems, which statements are subject to certain risks and uncertainties, including, without limitation, that during periods of rapid growth, we may not be able to hire, assimilate and retain a sufficient number of qualified people and our failure to design simple, streamlined systems;

•	The statement under the heading “Item 1. Business – Research and Development” regarding our expectation that research and development expenditures will continue to represent a substantial percentage of sales, which statement is subject to certain risks and uncertainties, including, among others, that we may be unable to allocate substantial resources to research and development;

•	The statements under the heading “Item 1. Business – Manufacturing” regarding (1) our belief that our outsourcing strategy enables us to minimize our fixed costs and capital expenditures while also providing the flexibility to increase capacity as needed and allows us to focus on product differentiation through system design and quality control; (2) our belief that the use of manufacturing specialists for our subsystems incorporate the most advanced technologies in robotics, gas panels and microcomputers; (3) our goal to work with suppliers to achieve mutual cost reduction through joint design efforts; and (4) our goal of reduced dependence on limited suppliers for certain key parts, which statements are subject to various risks and uncertainties, including, without limitation, the possible occurrence of a disruption or termination of certain limited source suppliers, our prolonged inability to obtain certain components, our failure to work efficiently with suppliers, and our inability to establish relationships with alternative suppliers of key parts;

•	The statement under the heading “Item 1. Business – Competition” regarding our belief as to our favorable competitiveness in our market segments, which statement is subject to various risks and uncertainties, including, among others, the greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases that some of our competitors possess, future competition from new market entrants from overseas and domestic sources, our competitors’ improvement of the design and performance of their products that may offer superior price or performance features as compared to our products, and our success in selecting, developing, manufacturing and marketing our new products or enhancing our existing products;

•	The statements under the heading “Item 1. Business – Patents and Proprietary Rights” regarding our beliefs and intentions (1) to pursue the legal protection of our technology primarily through patent and trade secret protection; (2) to file additional patent applications; (3) to vigorously protect our intellectual property rights; (4) that the outcomes of current litigation will not have a material impact on our business; and (5) that in the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others, which statements are subject to various risks and uncertainties, including, without limitation, the absence of assurance that patents will be issued from any of our pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect our technology, the fact that litigation could result in substantial cost and diversion of our effort and the fact that adverse litigation determinations could result in a loss of our proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products;

•	The statements under the heading “Item 1. Business – Employees” that our success depends upon (1) our ability to recruit and retain engineers and technicians, marketing, sales, service and other key personnel and (2) the retention of a limited number of key employees and other members of our senior management, which statements are subject to risks and uncertainties, including, among others, our inability to successfully retain or recruit key personnel and our inability to effectively manage growth;

•	The statement under the heading “Item 1. Business – Environmental Matters” that neither compliance with federal, state and local provisions regulating discharge of materials into the environment nor remedial agreements or other environmental actions is expected to have a material affect on our capital expenditures, financial condition, results of operations or competitive position, which statement is subject to various risks and uncertainties, including, among others, that we have inaccurately assessed the compliance requirements of environmental provisions;

•	The statement under the heading “Item 2. Properties” of our belief that our current properties will be sufficient to meet our requirements for the foreseeable future is subject to various risks and uncertainties, including, without limitation, growth in net sales placing unexpected strains on our resources and properties;

•	The statements under the headings “Item 3. Legal Proceedings” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Litigation” of our beliefs (1) that there are meritorious defenses in the Applied Materials, Inc., Semitool, Inc., Plasma Physics Corporation, Solar Physics Corporation and Linear Technology Corporation litigation matters, and

(2) regarding the impact and outcome of the Applied, Semitool, Plasma Physics, Solar Physics and Linear Technology litigation matters, which statements are subject to various uncertainties, including, without limitation, our inability to accurately predict the determination of complex issues of fact and law;

•	The statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” regarding calculation of allowances, reserves, and other estimates that are based on historical experience, the judgment of management, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, our beliefs about critical accounting policies, and the significant judgments and estimates used in the preparation of our consolidated financial statements, which statements are subject to certain risks, including, among others, the inaccuracy of our beliefs regarding critical accounting policies and that actual product failure rates, material usage, installation costs, customer reserves or other estimates may be different from our estimates, requiring revisions to our estimated allowance for doubtful accounts, additional inventory write-downs, restructuring charges, litigation, warranty, and other reserves;

•	The statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Net Sales, Gross Profit, Selling, General and Administrative, Research and Development, Acquired In-Process Research and Development, Restructuring and Other Charges, Bad Debt (Recovery) Write-off, Other Income, net, Provision for Income Taxes, Deferred Tax Assets, Foreign Currency Accounting and Foreign Exchange Contracts including, without limitation, (1) our plan to continue our R&D commitment to improvement of new and existing technologies; (2) our belief that substantial investment in R&D is required to remain competitive; (3) management’s beliefs regarding the realization of deferred tax assets; and (4) the belief that our forward foreign exchange contracts do not subject us to speculative risk that would otherwise result from changes in currency exchange rates; and our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Liquidity and Capital Resources set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” including, without limitation, (1) our beliefs regarding the impact of the adoption of SFAS Nos. 143, 145 and 146; (2) our intention to continue our participation in synthetic leases in 2003; (3) our beliefs regarding our exposure in connection with the residual value guarantees related to our synthetic leases; (4) our belief that the fair market value of each of the properties subject to the synthetic leases exceeds the purchase option price for each property; (5) our beliefs regarding the impact to liquidity if we must purchase the properties subject to the synthetic leases; (6) our expectations regarding our actions if the lessor under the synthetic leases is deemed to be a voting interest entity versus a variable interest entity; (7) our belief that the additional taxes, losses and expenses associated with our maximum loss exposure on the synthetic leases would be immaterial; and (8) our belief that our current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet our needs through at least the next twelve months, which statements are subject to numerous risks and uncertainties, including, without limitation, our inability to allocate substantial resources to R&D programs, the inaccuracy of our beliefs regarding taxes, foreign exchange contracts, the impact of certain accounting standards and our synthetic leases, that the semiconductor industry will continue to experience this or another periodic downturn, which could have a material adverse effect on the semiconductor industry’s demand for semiconductor processing equipment, including equipment we manufacture and market, and our success in selecting, developing, manufacturing and marketing our new products, or enhancing our existing products;

•	The statement under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk” that we believe that an immediate change to interest rates to variable short-term borrowings will not have a material effect on our results is subject to the risk, among other risks, that we have inaccurately assessed our future borrowing needs; and

•	The statement in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Significant Accounting Policies – Concentration of Credit and Other Risks” that we do not believe that there is a significant risk of nonperformance by counterparties on foreign exchange contracts is subject to the risk, among other risks, that we may fail to continuously monitor our positions and the credit ratings of counterparties.

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should also consult the cautionary statements and risk factors listed from time to time in our Reports on Forms 10-Q, 8-K, 10-K and in our Annual Reports to Shareholders.

PART I

ITEM 1. BUSINESS

Novellus Systems, Inc., a California corporation organized in 1984, develops, manufactures, sells and supports systems used in the fabrication of integrated circuits. The customers for these products are manufacturers of semiconductor integrated circuits, or chips, who either incorporate the chips they manufacture in their own products or sell them to other companies for use in electronic products.

Integrated circuits are generally built on a silicon wafer base and include a large number of different components, such as transistors, capacitors and other electronic devices that are connected by multiple layers of wiring or interconnects. To build an integrated circuit, transistors are first created on the surface of the silicon wafer. The wiring and insulating structures are then added as multiple thin-film layers through a series of processes. Typically, a first layer of dielectric, or insulating material is deposited on top of the formed transistors. That layer is then etched to create patterns that are subsequently filled with conductive metal (traditionally aluminum, but increasingly, copper is used). In copper dual damascene, a chemical mechanical planarization, or polishing, step follows to remove excess copper. The sequence is then repeated to create the multiple layers of wiring needed to connect the transistors and form the integrated circuit. Advanced chip designs require as many as 500 steps involving these and other manufacturing processes.

Novellus operates in a single industry segment for the manufacture, marketing and support of semiconductor fabrication equipment. Our product offerings are centered on the advanced systems used to deposit the films of conducting and insulating material, using chemical vapor deposition (CVD), physical vapor deposition (PVD) and electroplating or ElectrofillTM, commonly known in the industry as electrochemical deposition (ECD) processes, to form the layers of wiring and insulation, known as the “interconnect,” in semiconductor devices. Our High-Density Plasma CVD (HDP) and Plasma-Enhanced CVD (PECVD) systems employ a chemical plasma to deposit all of the dielectric or insulating layers and some of the metal or conductive layers on the surface of a semiconductor wafer. Our PVD systems use direct-current power to deposit conductive metal layers by sputtering metallic atoms from the surface of a target source. Our Electrofill systems are used for depositing conductive layers of copper on wafers in an electroplating or “damascene” process.

Building on our historical strength in deposition technologies, in 2001 we expanded into the area of wafer surface preparation by acquiring GaSonics International Corporation, a manufacturer of systems used to clean and prepare a wafer surface after the manufacturing steps that precede deposition. More recently, in December 2002 we completed the acquisition of SpeedFam-IPEC, Inc., a manufacturer of chemical mechanical planarization (CMP) products. As the semiconductor industry migrates to the use of copper and low-k (low-capacitance) dielectrics in semiconductors, the manufacturing steps for surface preparation and CMP are becoming increasingly important.

Our headquarters are located at 4000 North First Street, San Jose, California 95134. The telephone number is (408) 943-9700.

Additional information about Novellus is available on our web site at www.novellus.com. Novellus makes available free of charge on its web site its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission, or the SEC. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC.

Industry Background

Over the past twenty years, the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the Internet and the telecommunications industry, and the emergence of new applications in consumer electronics. More recently, growth has slowed, and there are signs that the industry may be beginning to mature. While unit demand for semiconductor devices continues to rise, the average selling prices are declining. There is increasing pressure on chipmakers to reduce manufacturing costs while increasing the value of their products at the same time. The semiconductor industry has also been cyclical in nature over its history, with periods of rapid expansion followed by periods of over-capacity.

Several technological trends characterize semiconductor manufacturing. Perhaps the most prominent of these trends is increasing density. Moore’s Law, first postulated in the mid-1960s and still accurate almost 40 years later, states that the density of circuitry on an individual semiconductor chip doubles every 18 months. Today’s advanced devices are being manufactured with line widths as small as 0.13 micron and with up to eight layers of interconnect circuitry. By increasing circuit density, manufacturers can pack more electronic components on a chip and thereby provide higher performance and value. The next generation of chips will likely see line widths as small as 90 nanometer (0.09 micron) and below, requiring even more sophisticated interconnect wiring to keep pace.

Another trend worth noting is the transition to copper wiring in place of aluminum as the primary conductive material in semiconductor devices. Copper has a lower electrical resistance value than aluminum, and this provides a number of performance advantages. Because of the superior properties of copper, a chip made with copper may need only half as many metal layers as one made with aluminum. This provides a significant reduction in manufacturing cost. In addition, copper wiring produces a significant improvement in device performance and a significant reduction in power requirements as compared to aluminum.

A similar transition is underway to low-k dielectric insulators, which are replacing traditional silicon oxide films. Low-k dielectrics are better at limiting the capacitance that occurs between metal lines in a device. This quality is important to the goal of smaller line widths and increasing component density. However, low-k materials are also less stable than silicon oxide, and this poses a host of new challenges to the semiconductor industry in pursuing its goals of increased circuit density and, at the same time, lower cost of manufacture and higher performance and value of the manufactured product.

Another important trend is the move to larger wafer sizes. Chipmakers are migrating to larger, 300mm wafers because of the potential manufacturing cost advantages these larger wafers provide (through the production of more integrated circuits on each individual wafer) compared to the 200mm wafers that have been the industry standard for approximately the past ten years.

These trends shape the equipment and process demands that our customers place on us. Our customers generally measure the cost and performance of their production equipment in terms of “cost per wafer,” a ratio determined by factoring in the costs for acquisition and installation of a system, operating costs, and net throughput rate. A system with higher net throughput allows a manufacturer to recover the purchase price over a greater number of wafers, thereby reducing the cost of ownership of the system on a per-wafer basis. Yield and film qualities are also significant factors in selecting processing equipment. The higher costs of larger and more complex semiconductor wafers have made high yields extremely important to our customers. To achieve higher yields and better film quality, systems must be able to repeat a process consistently and reliably. This characteristic, known as repeatability, is critical in achieving commercially acceptable yields. Systems that operate at desired throughput rates without approaching critical tolerance limits can achieve repeatability more easily.

Strategy

Our business objective at Novellus is to use our core expertise to increase our market share in the interconnect manufacturing arena and strengthen our position as a leading supplier of semiconductor processing equipment. The following are the key elements of our strategy:

Emphasize High-Productivity Systems – We established our current position in the industry by emphasizing high productivity as the principal benefit that our products and technologies deliver to customers. Our unique multi-chamber system for continuous PECVD processing illustrates our commitment to productivity. This multi-chamber design enables our PECVD systems to attain very high levels of wafer throughput, yield and film quality. The simple architecture of our systems also takes up less space in the fab and requires less downtime than other system designs. We intend to retain our historical focus on productivity by applying our multi-chamber and continuous processing architecture in product enhancements and new product offerings.

Focus on Reducing Customer Costs – Cost is an important component when measuring overall productivity. To that end, we strive to provide products and technologies that reduce our customers’ overall cost of ownership. We pursue these advantages by offering chipmakers a number of process improvements and process differentiators, as well as by providing highly reliable systems that require less servicing than competing alternatives in the market.

Differentiate our Service Philosophy – We do not view our customer service operations as a profit center and source of revenue generation. Our philosophy is to develop reliable products that do not break down as often or require as much servicing as competing alternatives. In addition, we strive to provide support that minimizes the downtime and service costs that our customers’ experience.

Lead in our Target Markets – Our goal is to command a leadership position in each of our target market areas. Historically, we have aimed to be the leader or the second or third largest provider in each of the subsets that comprise the served available market for our deposition products: HDP, CVD, PECVD, PVD and ECD. Due to our 2001 acquisition of GaSonics and subsequent internal product development efforts, we are one of the leading providers of surface preparation products. Our 2002 acquisition of SpeedFam-IPEC has enabled us to become one of the industry’s top suppliers of CMP products. We intend to aggressively pursue a leadership position in CMP similar to those we have achieved in other market segments.

Broaden our Interconnect Offerings – As semiconductor manufacturing technology becomes more complex, the interconnect structures on a chip take on a greater importance in the manufacturing process. We believe that by expanding beyond our historical focus on deposition products we can add value in related interconnect manufacturing process steps. The acquisitions of GaSonics and SpeedFam-IPEC — which enabled Novellus to enter the surface preparation and CMP product arenas, respectively — are examples of this strategy in action.

Focus on Major Semiconductor Manufacturers – We have sold one or more systems to each of the 2002 world’s top 20 semiconductor manufacturing equipment capital spenders. Our sales objective is to work closely with our customers as they expand existing facilities, retrofit older manufacturing plants with new equipment, and build new fabrication facilities. We strive to build customer loyalty and achieve a high level of repeat business by offering high-reliability products, comprehensive field support, and a responsive parts replacement and service program.

Expand Market Presence in Asia – While we derive a significant percentage of net sales from Asia, we believe that substantial additional growth potential exists in the region over the long term. Japan, Taiwan and Korea continue to represent a disproportionate share of the world’s capacity for semiconductor manufacturing, and China is rapidly becoming a major manufacturing region for the industry. Our local presence in Asia includes sales and support offices throughout Japan. In addition, we maintain five offices in Korea, three in China, two each in Taiwan, Malaysia and Singapore, and one office in India. We plan to continue our efforts to better serve this region.

Leverage our Low Manufacturing Cost Structure – We do all system design, assembly and testing in-house, and outsource the manufacture of major subassemblies. This strategy allows us to minimize our fixed costs and capital expenditures and gives us the flexibility to increase capacity as needed. Outsourcing also allows us to focus on product differentiation through system design and quality control and helps to ensure that our subsystems incorporate the latest third-party technologies in robotics, gas panels and microcomputers. We work closely with our suppliers to achieve mutual cost reduction through joint design projects.

Products

Deposition Products

Our historical strength is rooted in deposition products, where we have consistently maintained a leadership position in the industry. We currently offer products that address the needs of manufacturers across a number of different deposition technologies — CVD, PVD and ECD.

Since the introduction of our Concept One dielectric platform in 1987, we have offered a range of processing systems for dielectric and metal deposition. In 1991, we introduced the Concept Two platform — a modular, integrated production system capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers with a common, automated wafer handler. The Concept Two enables chipmakers to increase production throughput and system capability, as required in 200mm wafer manufacturing applications, by adding process modules without having to replace existing equipment. In 1997, we introduced the Concept Three platform, which builds on the foundation of its predecessor to offer greater throughput in 300mm wafer-manufacturing applications.

HDP CVD Products

In the CVD process, manufacturers place wafers in a reaction chamber, introduce a variety of pure and precisely metered gases into the chamber, and then add some form of energy to activate a chemical reaction that deposits a film on the wafer. The CVD process is the traditional method used to deposit dielectric (insulating) films on wafers. Manufacturers also use CVD to deposit conductive metal layers, particularly tungsten, as it is difficult to deposit such layers on devices with very small features using conventional PVD or other deposition technologies.

Concept Two SPEED® – Introduced in 1996, Concept Two SPEED was the semiconductor industry’s first high-density plasma system capable of high-volume manufacturing, and today it is one of the top two leading systems in the HDP CVD marketplace. Concept Two SPEED is a single-wafer processing system for 200mm substrates. It is targeted for depositing dielectric material in aluminum interconnect manufacturing processes, as well as for deposition of pre-metal layers in copper manufacturing processes.

Concept Three SPEED – The Concept Three SPEED is designed for applying dielectric material in 300mm wafer manufacturing processes. Because it is based on our production-proven Concept Two products, Concept Three SPEED offers minimal risk to our customers in making the transition from 200mm to 300mm wafer size in their high-volume integrated circuit manufacturing processes.

CVD Products

Concept Two ALTUS – In 1994, we introduced the Concept Two ALTUS, used to deposit the tungsten plugs and vias that connect aluminum interconnect lines in aluminum-based chips. The Concept Two ALTUS combines the modular architecture of the Concept Two with an advanced tungsten CVD dual-process chamber. The system is ideal for meeting the requirements of high-volume, automated 200mm wafer fabs producing semiconductor devices at 0.18 micron and below.

Concept Three ALTUS – The Concept Three ALTUS, introduced in 1997, brings the same advantages to 300mm wafer tungsten deposition as our Concept Two ALTUS predecessor provides for 200mm wafer applications.

PECVD Products

Concept Two SEQUEL Express® – Introduced in 1999, the Concept Two SEQUEL Express is designed to deposit our CORAL® family of low-k dielectric films, as well as other advanced films required for manufacturing 0.18 micron-and-smaller semiconductor devices. With a throughput in excess of 110 wafers per hour, Concept Two SEQUEL Express delivers up to 40 percent higher capital productivity and 40 percent lower cost of ownership than competing PECVD systems.

VECTOR® – Introduced in 2000, VECTOR is a PECVD system for depositing dielectric films on 300mm wafers. VECTOR delivers a fully integrated low-k dielectric structure at 0.10-micron-and-smaller design rules. With approximately two-thirds the footprint of the nearest competitor, 40 percent fewer critical subassemblies and a throughput of 120 wafers per hour, VECTOR delivers higher capital productivity than any other PECVD system currently on the market.

PVD Products

PVD, also known as “sputtering,” is a process where ions of an inert gas such as argon are electrically accelerated in a high vacuum toward a target of pure metal, such as tantalum or copper. Upon impact, the argon ions sputter off the target material, which is then deposited as a thin film on the silicon wafer. PVD processes are used to create the barrier and seed layers in copper damascene interconnect applications. We entered the PVD marketplace with the acquisition of Varian Associates’ Thin Film Systems Division in 1998.

INOVA® – The INOVA 200mm system was introduced in 1998 with a multi-chamber, single-wafer processing design. The Hollow Cathode Magnetron or HCM ionized PVD source continues to gain market acceptance based on barrier seed step coverage performance.

INOVA xT – In 2000, we introduced the 300mm INOVA xT with HCM technology. The product continues to offer superior barrier performance leading to low via resistance and improved device reliability.

Electrofill Products

Our Electrofill products are used to produce the primary copper conductive layers in advanced integrated circuits. Electrofill uses copper to fill a structure created within the circuit’s insulating layers, in a manufacturing process called copper damascene. Damascene manufacturing reverses the manufacturing process used with aluminum, where the metal is deposited first, then etched to create lines and vias, and finally filled with insulating layers between the metal lines. Our highly reliable and cost-effective Electrofill products employ liquid chemistries and electrolytic principles to deposit the copper wiring into the dielectric structure.

SABRE – The SABRE copper Electrofill system, introduced in 1998, is one of the most reliable and technologically advanced copper ECD system available on the market. SABRE meets today’s technology requirements for copper metal layers all the way down to 90 nanometer (0.09 micron) line widths and beyond. It employs a proprietary electrofilling cell that eliminates contamination of the back of the wafer with copper. It features a unique plating cell design that improves the repeatability of the copper fill. The simplicity of SABRE’s design is the key to the system’s high reliability and manufacturing availability. Coupled with the INOVA PVD system, SABRE provides a complete system for depositing advanced copper interconnects.

SABRE xT – The second generation SABRE xT, introduced in 1999, is the industry’s leading ECD platform at both 200 mm and 300 mm wafer sizes. New features on the xT that were not found on the original SABRE include programmable electrical waveforms, advanced plating chemistries, an integrated anneal module and closed-loop chemical monitoring.

Surface Preparation Products

Photoresist strip and clean processes represent an area of semiconductor manufacturing that is becoming increasingly important with the industry’s migration to copper interconnects. Chipmakers use surface preparation products to remove photoresist and other potential contaminants from a wafer before proceeding with the next deposition step in the manufacturing process. We entered this application arena by acquiring GaSonics in 2001, and today we are one of the industry’s leading suppliers of dry-clean surface preparation products.

GAMMA™ 2100 – The GAMMA 2100 200mm photoresist removal system uses a plasma source to strip photoresist. The GAMMA architecture features a multi-station sequential processing design with six strip stations, resulting in high wafer throughput with a minimal number of critical subsystems.

GAMMA 2130 – The GAMMA 2130 system is a front-end-of-line (FEOL) photoresist strip system for 300mm wafers. Our multi-station sequential processing architecture incorporates six stations within a single process chamber, enabling a 30 percent higher throughput rate when compared to that of the closest competitor.

PEP IRIDIA® – The PEP IRIDIA is an advanced cleaning system designed for sub-0.18-micron 200mm wafer applications. The IRIDIA’s modular architecture allows manufacturers to configure the system for both front and back-end-of-line cleaning applications down to 90 nanometer device geometries. Targeted at critical steps in copper and low-k manufacturing processes, the IRIDIA offers the highest productivity of any 200mm dry-clean system currently on the market.

SIERRA® – The SIERRA system is an advanced dry-clean system for 300mm wafer manufacturing processes. It delivers photoresist and residue removal for today’s most advanced applications. The SIERRA system is designed specifically to address the intricate cleaning challenges associated with the industry’s migration to copper metallization and low-k dielectrics. It yields significantly higher capital productivity and significantly lower cost-of-ownership advantages than competing dry-clean systems.

CMP Products

CMP systems polish the surface of a wafer after a deposition process to create a flat topography before moving on to subsequent manufacturing steps. Because copper is more difficult to polish and smooth than previous-generation aluminum interconnects, and because low-k dielectrics are much more porous than their predecessors, CMP has been elevated to the forefront of enabling technology required in a copper damascene manufacturing process. In recognition of this trend, in 2002, we completed the acquisition of SpeedFam-IPEC, a global supplier of CMP systems used in the fabrication of advanced copper interconnects. We believe that the opportunity to integrate the planarization, deposition and surface preparation steps and optimize them for overall performance gives us an important advantage in extending copper/low-k processes to advanced semiconductor devices.

MOMENTUM™ – MOMENTUM is a high-throughput, dry-in/dry-out CMP system for all 200mm-wafer process applications. Designed with extendibility to accommodate future reductions in line widths, the MOMENTUM has four independent wafer-polishing platens that allow for maximum manufacturing flexibility. It also employs a patented orbital polishing motion that minimizes surface dishing and erosion and a slurry delivery system that results in more efficient consumption of polishing chemicals.

MOMENTUM 300 – Our MOMENTUM 300 is a highly flexible, dry-in/dry-out CMP system that provides a transition for manufacturers moving from 200mm to 300mm wafer processing. The system is unique in that it combines a number of advanced planarization and in-line inspection technologies to produce highly effective throughput, yield management, superior process capabilities and low cost of ownership.

Marketing, Sales and Service

We market products worldwide to manufacturers of semiconductor devices. In North America, we sell our products through a direct sales force that operates out of ten sales and support offices. In Europe, we sell our products predominantly through our sales and support facilities in France and Scotland. We also maintain sales and service support offices in the Netherlands, Germany, Ireland and Italy. In Asia, we sell our products directly in China, Japan, Korea, Malaysia, Singapore and Taiwan. Our Japanese operations, with headquarters near Tokyo, include ten sales offices throughout Japan.

The ability to provide prompt and effective field support is critical to our sales efforts, and we believe the support that we provide to our installed base has accelerated the penetration of certain key accounts. We also believe that our marketing efforts are enhanced by the technical expertise of our research and development personnel, who provide customer process applications support and participate in a number of industry forums such as conferences and technical symposia.

Equally significant, we believe that the design simplicity of our systems substantially enhances our ability to support our customers. In 1992, we became the first semiconductor equipment manufacturer to extend our warranty up to 24 months from shipment, and in 1993 we began to include the cost of consumable parts on some systems and preventative maintenance parts under warranty. We offer maintenance contracts as an additional service to customers.

For the year ended December 31, 2002, Samsung Electronics, Intel Corporation, Taiwan Semiconductor Manufacturing Company and International Business Machines Corporation accounted for 17%, 11%, 11% and 10% of our net sales, respectively. For the year ended December 31, 2001, Intel Corporation accounted for 16% of our net sales. For the year ended December 31, 2000, Intel Corporation and Taiwan Semiconductor Manufacturing Company accounted for 14% and 10% of our net sales, respectively. Historically, we have sold a significant proportion of systems in any particular period to a limited number of customers. Sales to our ten largest customers in 2002, 2001 and 2000 accounted for 79%, 61% and 71% of our net sales, respectively. We expect that sales of our products to relatively few customers — none of which has entered into a long-term agreement requiring it to purchase our products — will continue to account for a high percentage of our net sales in the foreseeable future.

Export sales — including sales by our Japanese subsidiary — for the year ended December 31, 2002 were approximately $513.6 million, or 61% of net sales. For the year ended December 31, 2001, export sales were $733.9 million, or 55% of net sales, while export sales for the year ended December 31, 2000 were approximately $834.5 million, or 63% of net sales.

Backlog

As of December 31, 2002, our backlog was $304.4 million, with no cancellations in the period subsequent to December 31, 2002 to the date of this Annual Report on Form 10-K, compared to a backlog of $266.5 million as of December 31, 2001, with approximately $81.8 million of cancellations subsequent to December 31, 2001. Our backlog includes only those customer orders for which we have accepted purchase orders and assigned shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers, with limited or no penalties. Some products are shipped in the same quarter in which the order was received. For this reason, and because of possible changes in delivery schedules, cancellations of orders and delays in shipments, our backlog as of any particular date is not necessarily a reliable indicator of actual sales for any succeeding period.

Research and Development

The highly cyclical semiconductor manufacturing industry is subject to rapid technological change and continual new product introductions and enhancements. Our ability to remain competitive depends in large part on our success in developing new and enhanced systems and introducing them at competitive prices on a timely basis. For this reason, we devote a significant portion of our personnel and financial resources to research and development programs.

Our current research and development efforts are directed at the development of new systems and processes and the improvement of the capabilities of existing systems. Research and development programs include advanced PVD systems, advanced gap fill technology, primary conductor metals, low-k dielectric materials, CMP systems, and additional advanced deposition and surface preparation technologies for the next generation of smaller-geometry fabrication lines. All new systems under development are capable of processing 300mm wafers.

Expenditures for research and development during 2002, 2001 and 2000 were $222.3 million, $272.0 million and $198.3 million, respectively. These investments represented approximately 26%, 20% and 15% of our net sales in 2002, 2001 and 2000, respectively. We believe that research and development expenditures will continue to represent a substantial percentage of our net sales in the future.

Manufacturing

Our manufacturing activities consist primarily of assembling and testing components and subassemblies that we acquire from third-party vendors and then integrate into a finished system. We utilize an outsourcing strategy for the manufacture of major subassemblies, and we perform all system design, assembly and testing in-house. Our outsourcing strategy enables us to minimize fixed costs and capital expenditures as well as provide the flexibility to increase production capacity. This strategy also allows us to focus on product differentiation through system design and quality control. We believe that our use of outsourced product specialists enables our subsystems to incorporate the latest and most advanced technologies in robotics, gas panels and microcomputers without the need for in-house expertise. We strive to work as closely as possible with all of our suppliers to achieve mutual cost reduction through joint design efforts.

Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may only be obtained from a single or limited source. These suppliers are in some cases thinly capitalized, independent companies that generate significant portions of their business from us and/or a small group of other companies in the semiconductor industry. We seek to reduce our dependence on single or limited source suppliers. However, disruptions in parts delivery or termination of certain of these suppliers may occur. Such disruptions and terminations could have an adverse effect on our operations. A prolonged inability to obtain certain parts could have a material adverse effect on our business, financial condition or results of operations, and could result in our inability to meet customer demands on time.

We manufacture our systems in clean room environments similar to those used by semiconductor manufacturers for wafer fabrication. This helps to minimize the amount of particulates and other contaminants in the final assembled system, which in turn improves yields and reduces the level of contaminants for our customers. Following assembly, we package our completed systems in plastic shrink-wraps to maintain clean room standards during shipment.

Competition

Significant competitive factors in the semiconductor equipment market include system performance and flexibility, cost, the size of each manufacturer’s installed customer base, customer support capability and the breadth of a company’s product line. We believe that we compete favorably in all of the market segments we serve because of the fundamental advantages associated with our system performance and flexibility, low cost of ownership, high wafer yields and customer support. However, we face substantial competition from both established competitors and potential new entrants in each of these markets. Installing and integrating capital equipment into a semiconductor production line represents a substantial investment. For this reason, once a manufacturer chooses a particular vendor’s capital equipment, experience has shown that the manufacturer will generally rely upon that equipment for the useful life of the specific application. As a result, all of today’s semiconductor equipment makers typically have difficulty in selling a product to a particular customer to replace or substitute for a competitor’s product previously chosen or qualified by that customer.

In the CVD, PECVD and PVD markets, our principal competitor is Applied Materials, Inc., a major supplier of systems which has established a substantial base of installed equipment among today’s leading semiconductor manufacturers. In the ECD market, our principal competitors are Semitool, which has a large base of installed equipment, and Applied, which entered the market in 1999. Our principal competitors in the surface preparation product arena are Mattson Technologies and Axcelis Technologies. In the CMP market, which we entered at the end of 2002, our major competitors are Applied and Ebara.

Patents and Proprietary Rights

We intend to continue to pursue the legal protection of our technology primarily through patent and trade secret protection. We currently hold over 300 patents. We have many pending patent applications, and we intend to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or future filings, or that any claims allowed from existing patents or pending or future patent applications will be sufficiently broad to protect our technology. While we intend to vigorously protect our intellectual property rights, there can be no assurance that any patents we hold will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. See Item 3. Legal Proceedings for further discussions.

We also rely on trade secrets and proprietary technology that we protect through confidentiality agreements with employees, consultants, and other parties. There can be no assurance that these parties will not breach these agreements, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by others.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. We are currently involved in such litigation. Except as set forth in Item 3. Legal Proceedings, we are not aware of any significant claim of infringement by our products of any patent or proprietary rights of others; however, we could become involved in additional litigation in the future. Although we do not believe the outcome of the current litigation will have a material impact on our business, financial condition or results of operations, no assurances can be given that this litigation or future litigation will not have such an impact. For further discussion see Item 3. Legal Proceedings.

In addition to the current litigation, our operations—including the further commercialization of our products—could provoke additional claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how that we own, to defend ourselves against claimed infringement of the rights of others, or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of our effort and could have a material adverse effect on our financial condition or operating results. In addition, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Any of these occurrences could have a material adverse effect on our business, financial condition or results of operations.

Employees

On December 31, 2002, we had 3,228 full-time and temporary employees. None of our employees are represented by a labor union, and we have never experienced a work stoppage, slowdown or strike. We consider our employee relations to be good.

The success of our future operations depends in large part on our ability to recruit and retain senior management, engineers, technicians, marketing, sales and service professionals and other key personnel. Qualified people are in great demand across each of these industry disciplines, and there can be no assurance that we will be successful in retaining or recruiting key personnel.

Business Combinations

We acquired SpeedFam-IPEC on December 6, 2002 in a stock-for-stock acquisition whereby each share of SpeedFam-IPEC common stock and options outstanding as of the closing date were converted into 0.1818 of a share of Novellus common stock or options on a fixed exchange ratio basis.

We acquired GaSonics in a stock-for-stock acquisition on January 10, 2001, with all outstanding shares of GaSonics capital stock converted into approximately 9,240,000 shares of Novellus’ common stock. In addition, all outstanding options to purchase shares of GaSonics capital stock were automatically converted into options to purchase approximately 1,400,000 shares of Novellus’ common stock. For further discussion of business combinations, see Note 7 to the Consolidated Financial Statements.

Environmental Matters

Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had — or is expected to have — a material effect on our capital expenditures, financial condition, results of operations or competitive position.

ITEM 2. PROPERTIES

Our operations are conducted primarily in 13 buildings with approximately 1,109,000 square feet of space. Eight buildings totaling approximately 559,000 square feet are located in the San Jose, California area, and four buildings totaling approximately 442,000 square feet are located in the Portland, Oregon area. In addition, we occupy one building of approximately 108,000 square feet in Chandler, Arizona, which served as the corporate headquarters of SpeedFam-IPEC prior to the December 2002 acquisition.

We lease buildings in San Jose under agreements that expire in 2006. These leases have options to extend for three one-year renewal periods with the lessor’s consent. These buildings house three manufacturing operations, a research and development facility, an applications demonstration lab, various administrative and customer support offices, and our headquarters.

Our properties in the Portland area consist of four buildings in the city of Tualatin. These buildings are located on 58 acres of owned land. Under a long-term ground lease, we lease a portion of the land consisting of 23 acres to the lessor of the buildings which have been constructed thereon. One building totaling approximately 65,000 square feet is owned by Novellus and provides manufacturing, research and development, and customer support for the SABRE, our Electrofill product. The remaining three buildings totaling approximately 377,000 square feet are leased under an agreement that expires in 2006 and contains an option to extend for three one-year renewal periods with the lessor’s consent. These buildings consist of manufacturing, research and development, engineering and training facilities.

Our Chandler facility consists of one building leased under an operating lease that expires in 2017. This building houses our CMP operations, including manufacturing, research and development and engineering.

We lease several field office sites domestically totaling approximately 94,000 square feet of space. In addition, we own one building totaling approximately 41,000 square feet in the Chicago, Illinois area, which we acquired in conjunction with the SpeedFam-IPEC acquisition in December 2002. We also sublease, or have available for sublease, approximately 778,000 square feet of space in and around the San Jose, California and Chandler, Arizona areas. We lease several sites outside of the United States which we use as sales and customer service centers. These sites total approximately 201,000 square feet of space.

Our European offices occupy approximately 38,000 square feet of space in various countries throughout Europe, including France, Germany, Italy, Ireland, the Netherlands and the United Kingdom. Our Asian offices occupy approximately 173,000 square feet of space in various countries throughout Asia, including China, India, Japan, Korea, Malaysia, Singapore and Taiwan.

We believe that our current facilities are sufficient to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Applied Materials, Inc.

On June 13, 1997, we agreed to purchase the Thin Film Systems (“TFS”) business of Varian Associates, Inc. On the same day, Applied Materials, Inc. sued Varian in the United States District Court (the “Court”) for the Northern District of California for alleged infringement by TFS of several of Applied’s physical vapor deposition (PVD) patents (the “Applied Patents”).

On June 23, 1997, we sued Applied in the United States District Court for the Northern District of California, claiming infringement by Applied of several of our PVD patents acquired from Varian in the TFS purchase. Applied has filed counterclaims in this suit, alleging that we infringe Applied’s patents. We seek an injunction against future infringement by Applied, damages for past infringement and treble damages for willful infringement.

On July 7, 1997, Applied amended its complaint in its suit against Varian to add Novellus as a defendant. We have requested that the Court dismiss us as a defendant in this suit. The Court has not yet ruled on the request or required us to file an answer in this lawsuit.

The relief requested by Applied in both suits includes a permanent injunction against future infringement, damages for alleged past infringement and treble damages for alleged willful infringement.

We believe that we have meritorious claims against Applied. We also believe that there are meritorious defenses to Applied’s allegations, including the defense that our operations and products (including TFS products and systems) do not infringe the Applied Patents, and that the Applied Patents are invalid, unenforceable or both. As a result of court rulings adverse to Applied—and in light of certain indemnity obligations undertaken by Varian, which include reimbursement of certain legal expenses and a portion of any losses incurred from this litigation — we do not believe that Applied’s claims will have a material adverse effect on our business, financial condition or results of operations.

Semitool, Inc.

On August 10, 1998, Semitool, Inc. sued Novellus for patent infringement in the United States District Court for the Northern District of California. Semitool alleges patent infringement concerning several patents related to our SABRE and SABRE xT systems for depositing copper layers on semiconductor wafers. Semitool seeks an injunction against the manufacturing and sale of the SABRE and SABRE xT systems by Novellus, and damages for alleged past infringement. Semitool also seeks treble damages for alleged willful infringement.

On March 17, 2000, the District Court granted our motion for summary judgment and ruled that our SABRE and SABRE xT systems do not infringe Semitool’s patents. On May 15, 2000, Semitool appealed this ruling to the United States Court of Appeals for the Federal Circuit. On June 8, 2001, the Court of Appeals affirmed the judgment of non-infringement. On September 6, 2001, Semitool then filed a petition with the United States Supreme Court to review the judgment of the Court of Appeals. The Supreme Court vacated the opinion of the Court of Appeals and remanded the case to the Court of Appeals for further consideration. On July 23, 2002, the Court of Appeals again affirmed the District Court’s judgment of non-infringement.

On June 11, 2001, Semitool again sued Novellus for patent infringement in the United States District Court for the District of Oregon. In this second lawsuit, Semitool alleges that our SABRE and SABRE xT systems infringe one of Semitool’s patents. Semitool seeks an injunction against future infringement by Novellus, damages for alleged past infringement and treble damages for alleged willful infringement.

On November 13, 2001, we countersued Semitool for patent infringement in the United States District Court for the District of Oregon. We allege that Semitool infringes certain Novellus patents related to the SABRE and SABRE xT systems. We seek an injunction against Semitool, damages for past infringement, and treble damages for willful infringement by Semitool.

This litigation is in its early stages and therefore is inherently difficult to assess. We believe that we have meritorious claims against Semitool, and that this litigation will not have a material adverse impact on our business, financial condition or results of operations. However, the outcome of patent disputes is often affected by uncertainty in the resolution of complex issues of fact and law. If Semitool were to prevail against us, the adverse effect on our business, financial condition or results of operations could be material.

Plasma Physics Corporation and Solar Physics Corporation

On June 14, 2002, certain of our customers — including Agilent Technologies, Inc., Micron Technology, Inc., Agere Systems, Inc., National Semiconductor Corporation, Koninklijke Philips Electronics N.V., Texas Instruments, Inc., ST Microelectronics, Inc., LSI Logic Corporation, International Business Machines Corporation, Conexant Systems, Inc., Motorola, Inc., Advanced Micro Devices, Inc. and Analog Devices Inc. were sued for patent infringement by Plasma Physics Corporation and Solar Physics Corporation. We have not been sued by Plasma Physics, Solar Physics, or any other party in connection with any allegation of patent infringement by Plasma Physics or Solar Physics. Certain defendants in the case have notified us that they believe that we have indemnification obligations and liability relating to these lawsuits. We believe that this matter will not have a material adverse impact on our business, financial condition or results of operations. There can be no assurance, however, that we will not be sued in the future in connection with the allegations made by Plasma Physics and Solar Physics or that, if we are sued, we will prevail in any such lawsuit. If a party were to file such a lawsuit and prevail against us, the adverse impact on our business, financial condition or results of operations could be material.

Linear Technology Corporation

On March 12, 2002, Linear Technology Corporation filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. We filed a demurrer to Linear’s complaint.

This litigation is in its early stages and is therefore inherently difficult to assess. We believe that this litigation will not have a material adverse impact on our business, financial condition or results of operations. However, the outcome of patent disputes is often affected by uncertainty in the resolution of complex issues of fact and law. If Linear were to prevail against us, the adverse effect on our business, financial condition or results of operations could be material.

Other Litigation

We are a defendant or plaintiff in various actions that have arisen in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Stock Information

Novellus’ common stock is traded on the NASDAQ Stock Market and is quoted on the NASDAQ National Market under the symbol “NVLS.” The following table sets forth the high and low prices of our common stock as reported by the NASDAQ National Market for the periods indicated:

2002	High	Low

First Quarter	$54.48	$36.18
Second Quarter	54.45	29.69
Third Quarter	34.56	19.61
Fourth Quarter	38.09	19.40

2001	High	Low

First Quarter	$49.50	$34.19
Second Quarter	58.70	32.56
Third Quarter	57.20	25.84
Fourth Quarter	45.70	25.37

We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to reinvest our earnings in the business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future. As of February 26, 2003, there were 1,179 holders of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is a summary of certain consolidated financial information with respect to Novellus as of the dates and for the periods indicated. The consolidated statements of operations data set forth below for the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our consolidated financial statements, which have been audited. We acquired GaSonics on January 10, 2001, in a transaction accounted for as a pooling-of-interests. The selected financial data includes the operating results and financial data of Novellus and GaSonics for all periods. We acquired SpeedFam-IPEC on December 6, 2002, in a transaction accounted for as a purchase business combination. The selected financial data includes the operating results and financial data of SpeedFam-IPEC from December 6, 2002.

Selected Consolidated Financial Data
(in thousands, except per share data)

Years ended December 31,	2002		2001		2000(1)	1999	1998

Consolidated Statements of Operations Data:
Net sales	$839,958		$1,339,322		$1,319,486	$657,021	$619,208
Gross profit	378,523		691,351		730,893	351,839	330,774
Income before cumulative effect of change in accounting principle	22,920		144,470		239,168	68,707	47,115
Cumulative effect of change in accounting principle	—		—		(89,788)	—	—
Net income	$22,920	(3,4)	$144,470	(2,3)	$149,380	$68,707	$47,115
Per common share:
Income before cumulative effect of change in accounting principle
Basic	$0.16		$1.01		$1.76	$0.56	$0.43
Diluted	$0.15		$0.97		$1.66	$0.54	$0.42
Cumulative effect of change in accounting principle, net of tax
Basic	—		—		$(0.66)	—	—
Diluted	—		—		$(0.62)	—	—
Net income
Basic	$0.16		$1.01		$1.10	$0.56	$0.43
Diluted	$0.15		$0.97		$1.04	$0.54	$0.42
Shares used in basic per share calculations	144,371		142,462		135,728	122,261	109,406
Shares used in diluted per share calculations	148,748		148,924		143,654	127,826	112,437

Pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively: (unaudited) (1)
Net revenues	—		—		—	$582,397	—
Net income	—		—		—	39,550	—
Net income per share:
Basic	—		—		—	$0.32	—
Diluted	—		—		—	$0.31	—

December 31,	2002		2001		2000	1999	1998

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,019,652		$921,822		$1,219,664	$413,014	$163,156
Working capital	1,252,324		1,395,902		1,410,836	646,063	344,908
Total assets	2,493,994		3,031,124		2,205,474	1,000,352	649,155
Long-term obligations	—		—		—	—	65,223
Shareholders’ equity	2,055,688		1,871,994		1,641,475	837,537	450,873

(1)	We recorded a non-cash charge of $89.8 million, after reduction for income taxes of $48.6 million, or $0.62 per diluted share, to reflect the cumulative effect of a change in accounting principle as of January 1, 2000 related to the adoption of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB No. 101. If the change in accounting principle had been applied retroactively to 1999, net sales would have been $582.4 million. Data was not available to calculate the effect of applying such change for years prior to 1999. Net income for the year ended December 31, 2000 also included a pre-tax charge of $6.0 million for acquired in-process research and development associated with GaSonics’ acquisition of Gamma Precision Technology.

(2)	We recorded pre-tax charges totaling $84.5 million for the year ended December 31, 2001 associated with restructuring and acquisition activities, other than temporary decline in value of an investment and write-off of a bad debt.
(3)	We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, in the first quarter of 2002. As a result of its adoption, we no longer amortize goodwill, which resulted in an increase in net income of $3.6 million for the year ended December 31, 2002. Retroactive application of SFAS No. 142 would have resulted in an increase in net income for the year ended December 31, 2001 of $3.5 million, or $0.02 per diluted share. Amortization of goodwill was not material in all years shown prior to 2001.
(4)	We recorded pre-tax charges totaling $32.5 million for the year ended December 31, 2002 associated with restructuring and severance activities of $6.5 million, write-off of debt issuance costs of $17.0 million and acquired in-process research and development charge relating to the acquisition of SpeedFam-IPEC of $9.0 million. Additionally, we recorded a pre-tax benefit of $12.3 million for the year ended December 31, 2002 associated with the recovery of a receivable previously written off of $7.7 million and a gain on the sale of an equity investment of $4.6 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a supplier of semiconductor manufacturing equipment used in the fabrication of integrated circuits. Demand for our systems can vary significantly from period to period as a result of various factors, including, but not limited to, downturns in the semiconductor industry, supply and demand for semiconductor devices and substantial competition in the semiconductor industry among suppliers of similar products. For these and other reasons, our results of operations for fiscal 2002, 2001 and 2000 may not necessarily be indicative of future operating results.

As more fully described in Note 7 to the Consolidated Financial Statements, we acquired GaSonics, a developer and supplier of semiconductor equipment used for photoresist and residue removal, on January 10, 2001 in a pooling-of-interests transaction. The consolidated financial statements for fiscal 2000 have been restated to include the results of operations and cash flows of GaSonics. Because of differing year-end periods, financial information relating to Novellus’ fiscal year ended December 31, 2000 has been combined with financial information relating to GaSonics’ fiscal year ended September 30, 2000. GaSonics’ net income for the three months ended December 31, 2000 was not combined with our net income, but rather was included as an adjustment to shareholders’ equity. Revenue and net income of GaSonics for the three-month period ended December 31, 2000, which are excluded from the accompanying statements of operations, were $47.7 million and $0.9 million, respectively. There were no transactions between GaSonics and Novellus prior to the combination.

On December 6, 2002, we completed the acquisition of SpeedFam-IPEC, a global supplier of CMP systems used in the fabrication of advanced copper interconnects. Under the terms of the definitive agreement signed on August 12, 2002, we acquired all outstanding shares of SpeedFam-IPEC in a stock-for-stock acquisition whereby each share of SpeedFam-IPEC common stock outstanding as of the closing date was converted into 0.1818 of a share of Novellus common stock on a fixed exchange ratio basis. In addition, we assumed all $116.4 million of SpeedFam-IPEC’s 6.25% Convertible Subordinated Notes, originally due in 2004. The notes were subsequently paid off in full in January 2003. The acquisition was accounted for as a purchase business combination and qualifies as a tax-free reorganization under IRS regulations. The consolidated financial statements for fiscal 2002 include the financial position, results of operations and cash flows of SpeedFam-IPEC from December 6, 2002. For further discussion, see Note 7 to the Consolidated Financial Statements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, goodwill and other intangible assets, deferred tax assets, warranty obligations and restructuring and impairment charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements” and “SAB 101: Revenue Recognition in Financial Statements-Frequently Asked Questions and Answers” (“SAB 101 FAQ”). We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

Certain of our product sales are accounted for as multiple-element arrangements. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, then we recognize equipment revenue upon shipment and transfer of title, with the remainder generally recognized at the later of completion of the installation services or customer acceptance.

Installation services are not essential to the functionality of the delivered equipment. We allocate revenue based on the residual method as a fair value has been established for installation services. However, since the final payment is not typically due until customer acceptance, we defer revenue for the final payment, which is in excess of the fair value of the installation services. All other equipment sales are recognized upon customer acceptance.

Revenue related to spare part sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in other accrued liabilities.

Inventory Valuation

We assess the recoverability of all inventory, including raw materials, work-in-process, finished goods and spare parts to determine whether adjustments for impairment are required. Inventory that is obsolete or in excess of our forecasted usage is written down to its estimated market value based on assumptions about future demand and market conditions. If actual demand is lower than our forecast, additional inventory write-downs may be required.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Furthermore, SFAS No. 142 includes provisions on the identification of intangible assets, reclassification of certain intangible assets from previously reported goodwill, and reassessment of the useful lives of existing intangible assets. Upon adoption, we reassessed the useful lives and residual values of all acquired identifiable intangible assets to identify any necessary amortization period adjustments and to determine whether other intangible assets should be reclassified from goodwill. Based on that assessment, no adjustments were made to the amortization period or residual values of identifiable intangible assets.

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our valuation allowance was recorded as an increase to goodwill in connection with acquired net operating loss carryforwards, which are not realizable until 2009 and beyond. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should the existing deferred tax asset, which is currently offset by the valuation allowance, be realized, the benefit of such realization and the related reversal of the valuation allowance would result in a reduction of goodwill. If we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would decrease income in the period such determination was made.

Warranty Obligations

Our warranty policy generally states that we will provide warranty coverage for a predetermined amount of time on systems and modules for material and labor to repair and service the equipment. We record the estimated cost of warranty coverage to cost of sales upon system shipment. The estimated cost of warranty is determined by the warranty term, as well as the average historical labor and material costs for a specific product. Should actual product failure rates or material usage differ from our estimates, revisions to the estimated warranty liability may be required. These revisions could have a positive or negative impact on gross profit. We review the actual product failure rates and material usage rates on a quarterly basis and adjust our warranty liability as necessary.

Restructuring and Impairment Charges

We account for restructuring in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SAB No. 100, “Restructuring and Impairment Charges.” Accordingly, restructuring accruals are recorded when management initiates an exit plan that will cause us to incur costs that have no future economic benefit. Also under the terms of EITF 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. Additionally, certain restructuring charges related to asset impairments are recorded in accordance with SFAS No. 144. The restructuring accrual related to vacated properties is calculated net of estimated sublease income we expect to receive once we sublet the properties that have been vacated. Sublease income is estimated based on current market quotes for similar properties. If we are unable to sublet these properties on a timely basis or if we are forced to sublet them at lower rates due to changes in market conditions, we would adjust the accrual accordingly.

Results of Operations
(dollars in thousands)

Net Sales

	Years ended December 31,
				% Change	% Change
	2002	2001	2000	in 2002	in 2001

Net sales	$839,958	$1,339,322	$1,319,486	-37%	2%

We operate our business in the semiconductor equipment industry, which is subject to cyclical conditions. These conditions have played a major role in the fluctuations in our net sales. The decrease in net sales of 37% from 2001 was primarily due to a substantial reduction in customer capital spending in response to weakened worldwide demand for semiconductor devices. The demand for semiconductor manufacturing equipment has historically fluctuated with changes in the supply of and demand for semiconductor devices and other factors, including rapid technological advances in the semiconductor manufacturing processes. The increase in net sales of 2% in 2001 from 2000 was attributable to an increase in sales of our Electrofill and 300mm product lines, partially offset by a decrease in sales of our 200mm products.

International sales were 61% of net sales in 2002, an increase from 55% in 2001. This increase was attributable to higher demand in the Asian region, primarily related to higher demand in China, Taiwan and Korea, and partially offset by lower demand in Southeast Asia and Japan. The Asian region accounted for 54% and 48% of total net sales in 2002 and 2001, respectively. International sales in 2001 were down from 63% of total net sales in 2000. The decrease in international sales as a percentage of net sales in 2001 was a result of lower demand in China, Taiwan, Southeast Asia and Korea, partially offset by higher demand in Japan.

Gross Profit

	Years ended December 31,
				% Change	% Change
	2002	2001	2000	in 2002	in 2001

Gross profit	$378,523	$691,351	$730,893	-45%	-5%
% of net sales	45%	52%	55%

The decline in gross profit as a percentage of net sales in 2002 compared to 2001 and 2000 was primarily due to the reduced absorption of fixed overhead costs resulting from lower production and shipments. During 1999 and 2000, and through our acquisition of GaSonics in January 2001, we expanded our manufacturing facilities to accommodate the unprecedented growth in demand for semiconductor manufacturing equipment. As a result of the industry downturn and overall slowing economy that began in 2001 and continued through 2002, orders for our equipment were not sufficient to fully absorb the fixed overhead costs of these facilities in those periods. In 2001, we implemented a restructuring plan to consolidate some of our facilities. The 2001 gross profit was reduced by a $7.1 million charge associated with the write-off of inventory related to two products which we discontinued in connection with our restructuring plan. The gross profit was also impacted by a benefit of $4.4 million related to our decision not to pay our 2001 bonus and profit sharing because we did not meet the minimum performance guidelines required for bonus payment.

In addition, our gross profit is impacted by our treatment of certain product sales as multiple-element arrangements in accordance with SAB 101, for which we recognize all of a product’s cost upon shipment even though a portion of a product’s revenue may be deferred until final payment is due, which is typically upon customer acceptance.

Selling, General and Administrative

	Years ended December 31,
				% Change	% Change
	2002	2001	2000	in 2002	in 2001

Selling, general and administrative	$154,172	$198,567	$232,749	-22%	-15%
% of net sales	18%	15%	18%

Selling, general and administrative, or SG&A, expenses include compensation and benefits for corporate, financial, marketing, and administrative personnel, travel, utilities, communications expenses and professional fees. Also included are expenses for rents, depreciation and amortization related to the assets utilized by the functions noted above. The increase in SG&A expenses as a percentage of net sales in 2002 over 2001 was primarily due to the substantial reduction in net sales. The decrease in the absolute dollar amount of these expenses reflects the impact of the cost reduction measures that we implemented in the second half of 2001. These cost reduction measures include executive and employee pay reductions and facilities consolidation. In addition, we had workforce reductions in the first and fourth quarter of 2002. The decrease in SG&A expense, both in absolute dollars and as a percentage of net sales in 2001 over 2000, reflects the impact of the cost reduction measures as well as our decision not to pay $13.1 million of bonus and profit sharing in 2001 as we did not meet the minimum performance guidelines required for bonus payment.

Research and Development

	Years ended December 31,
				% Change	% Change
	2002	2001	2000	in 2002	in 2001

Research and development	$222,344	$272,032	$198,310	-18%	37%
% of net sales	26%	20%	15%

Our significant investments in research and development, or R&D, over the past three years reflect our strong commitment to the continuous improvement of our current product lines and the development of new products and technologies. We plan to continue to focus our R&D investment on the continuous improvement of our existing product lines as well as the development of new products and technologies such as advanced PVD and CMP systems, advanced gap fill technology, primary conductor metals, low-k dielectric materials, additional advanced deposition and surface preparation technologies for the next generation of smaller geometry fabrication lines and equipment to process 300mm wafers. R&D expenses include compensation and benefits for our research and development personnel, project materials, chemicals and other direct expenses incurred in product and technology development, repairs and maintenance, rent, depreciation and amortization expenses associated with patents and purchased technologies. The increase in R&D expenses as a percentage of net sales in 2002 over 2001 was primarily due to the substantial reduction in net sales. The 18% decrease in the absolute dollar amount of R&D expenses from 2001 to 2002 was due to the decision to lower our investment levels in R&D spending. The increase in R&D expenses from 2000 to 2001 resulted from our continued commitment to invest in new products and technologies. This increase was partially offset by our decision to cancel the payment of our 2001 bonus and profit sharing of $7.9 million as we did not meet the minimum performance guidelines required for bonus payment.

Fiscal 2002 R&D expense as a percentage of net sales increased from 2001 primarily because of the substantial reduction in net sales in 2002. This increase in R&D expenses as a percentage of net sales reflects our continued commitment to the development of new products and technologies to provide competitive cost advantages for our customers. Despite the downturn in the industry and weakened demand for semiconductor equipment, we continue to believe that substantial investments in R&D are critical to remaining competitive and positioning ourselves to meet current and projected requirements of semiconductor fabrication processes.

Acquired In-Process Research and Development

	Years ended December 31,
				% Change	% Change
	2002	2001	2000	in 2002	in 2001

Acquired in-process research and development	$9,003	$—	$6,000	100%	-100%
% of net sales	1%	—	0.5%

In connection with the acquisition of SpeedFam-IPEC in December 2002, we recorded a $9.0 million charge to write-off certain acquired in-process research and development, or IPR&D. Projects which qualify as IPR&D have not yet reached technological feasibility and have no alternative future use. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no significant remaining risk relating to the development.

The value assigned to IPR&D was determined by considering the importance of each project to the overall development plan, estimating costs to develop the acquired IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by SpeedFam-IPEC and its competitors.

The rates utilized to discount the net cash flows to their present value were based on a weighted-average cost of capital determined by examining market information for several comparable companies. The weighted-average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 25% was deemed appropriate for valuing the IPR&D. The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. As a result, actual results may differ from estimates.

In fiscal 2000, GaSonics recorded a charge of $6.0 million for the write-off of acquired in-process research and development associated with the acquisition of Gamma Precision Technologies, Inc., or GPT, because certain of GPT’s ongoing research and development projects had not reached technological feasibility and had no alternative future use. This included development, engineering and testing activities associated with the introduction of GPT’s new products and technologies.

Restructuring and Other Charges

	Years ended December 31,
				% Change	% Change
	2002	2001	2000	in 2002	in 2001

Restructuring and other charges	$6,467	$61,106	$—	-89%	100%
% of net sales	1%	5%	0%

Restructuring and other charges in 2002 consisted of $1.5 million related to vacated facilities and $5.0 million of severance benefits for workforce reductions. In 2001, we implemented a restructuring plan and recorded restructuring and asset impairment charges of $47.9 million and acquisition costs of $13.2 million related to the acquisition of GaSonics. The restructuring and asset impairment charges included $33.8 million related to vacated facilities, $9.5 million related to abandoned assets associated with the discontinuation of certain projects and $4.6 million related to a write-off of abandoned purchased technology. The discontinuation of two products resulted in a $7.1 million inventory write-down in 2001, which is included in cost of sales for that year.

The charge for vacated facilities relates to rent obligations after the abandonment of certain facilities currently under long-term operating lease agreements. When applicable, anticipated future sublease income related to the vacated buildings has been offset against the charge for the remaining lease payments. Additionally, certain fixed assets, including leasehold improvements, associated with the abandoned facilities that had no future economic benefit have been written off. Except for the future rent obligations and the sublease of the vacated facilities, substantially all actions under the 2001 restructuring plan had been achieved as of December 31, 2001. Under the 2001 restructuring plan, $18.5 million remains for future rent obligations, which are to be paid in cash over the next four years. For further discussion, see Note 8 to the Consolidated Financial Statements.

The restructuring saved us approximately $38.8 million of expenses in fiscal 2002. Of the $38.8 million in savings, $9.8 million relates to savings from vacated facilities and $29.0 million relates to savings from workforce reductions.

The acquisition costs related to the acquisition of GaSonics included $9.4 million of professional fees and financial printing and $3.8 million of other related costs. The acquisition costs also included charges related to the cancellation of various contracts and the write-off of certain redundant assets. All expenses related to this acquisition have been paid.

Bad Debt (Recovery) Write-off

	Years ended December 31,
				% Change		% Change
	2002	2001	2000	in 2002		in 2001

Bad debt (recovery) write-off	$(7,662)	$7,662	$—	-	200%	100%
% of net sales	-1%	1%	0%

     In September 2001, we determined that an outstanding accounts receivable balance was at risk for collection because the customer was facing financial difficulties, payment was overdue and overall industry conditions continued to deteriorate. Accordingly, we recorded a write-off of $7.7 million. However, in the first quarter of 2002, all amounts owed under this accounts receivable balance were collected, resulting in a benefit to operations of $7.7 million.

Other Income, net

	Years ended December 31,
				% Change	% Change
	2002	2001	2000	in 2002	in 2001

Other income, net	$28,721	$57,393	$56,330	-50%	2%
% of net sales	3%	4%	4%

Other income, net, includes interest income, interest expense and other non-operating income and expenses. The decrease in other income, net, from 2001 to 2002 reflects a decrease in interest income primarily due to a continued decline in interest rates and a decrease in interest-bearing investments after we used $880.0 million of restricted investments to retire substantially all of our Liquid Yield OptionTM Notes, or LYONs, in the third quarter of 2002. Additionally, we recorded a non-cash charge of $17.0 million for the unamortized issuance costs related to the retirement of the LYONs in the third quarter of 2002. The decrease in other income in 2002 was partially offset by a $4.6 million gain on the sale of an equity investment.

The increase in other income, net from 2000 to 2001 is attributable to higher cash and short-term investment balances in the second half of the year as a result of the $880.0 million cash obtained from the LYONs, partially offset by an $8.6 million write-down of an equity investment due to an other-than-temporary decline in fair value.

Provision for Income Taxes

The provision for income taxes reflects an effective tax rate of zero in 2002, 31.0% in 2001 and 31.7% in 2000. The decrease in the effective tax rate compared with the prior years is due primarily to the relative benefit of tax credits being higher due to decreased profitability in 2002.

Deferred Tax Assets

As of December 31, 2002, we had approximately $100.1 million of deferred tax assets, net of a valuation allowance, related principally to acquired net operating loss carryforwards and items that are not currently deductible. Management believes the deferred tax assets will be realized due to anticipated future income and potentially refundable taxes in available carryback periods. We have a valuation allowance of $57.0 million principally related to acquired net operating loss carryforwards, which are not realizable until 2009 and beyond.

Foreign Currency Accounting

The local currency is the functional currency for all foreign operations. Accordingly, translation gains or losses related to our foreign subsidiaries are included as a component of accumulated other comprehensive income (loss).

Foreign Exchange Contracts

We conduct our business in various foreign currencies. Forward foreign exchange contracts are used to hedge against the short-term impact of foreign currency fluctuations on intercompany accounts payable denominated in U.S. dollars recorded by our Japanese subsidiary. We also enter into forward foreign exchange contracts to buy and sell foreign currencies to hedge our intercompany balances denominated in a currency other than the U.S. dollar. In 2002 and 2001, these hedging contracts were denominated primarily in the Japanese yen and the Taiwanese dollar. The forward foreign exchange contracts we use are generally short-term in nature. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses have not been material to the results of operations.

Related Parties

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expense of approximately $0.2 million through December 31, 2002. The Board of Directors authorized us to commission an accounting firm to conduct a study of lease rates for similar aircraft. The results of this study confirmed that rates charged by NVLS I, LLC are comparable to amounts charged by third-party commercial charter companies for similar aircraft.

A member of our Board of Directors, D. James Guzy, is also a member of the Board of Directors of Intel Corporation, which is one of our significant customers. Intel Corporation represented approximately 11%, 16% and 14% of net sales for the years ended December 31, 2002, 2001 and 2000, respectively. Intel Corporation also accounted for 18% and 14% of our accounts receivable as of December 31, 2002 and 2001, respectively.

From time to time we have made secured relocation loans to our executive officers, vice presidents and key personnel. As of December 31, 2002, we do not have any outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we do have outstanding loans to certain non-executive vice-presidents and key personnel. As of December 31, 2002, the total outstanding balance of loans to non-executive vice presidents and key personnel was approximately $5.7 million, of which $5.5 million are secured by collateral and $0.2 million are unsecured. All loans except relocation loans bear interest.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect that the adoption of SFAS No. 143 will have a material effect on our financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items, as previously required under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30.” Extraordinary treatment will be required for certain extinguishments, as provided in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The statement also amended SFAS No. 13, “Accounting for Leases,” for certain sale-leaseback transactions and sublease accounting. We are required to adopt the provisions of SFAS No. 145 effective January 1, 2003. We do not expect the adoption of SFAS No. 145 to have a material effect on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, and must be applied beginning on January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 has not had a material effect on our financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from the current practice. FIN 45 disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently evaluating the impact of the adoption of FIN 45 on our results of operations or financial condition.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating our synthetic leases and seeking additional information from the lessor and its advisors with regard to whether the lessor should be characterized as a variable interest entity. Consequently, we have not yet concluded whether it is reasonably possible that we would be required to record the specific assets and liabilities associated with our synthetic leases in our financial statements for our third fiscal quarter beginning on June 29, 2003. In the event the leasing structures used in our synthetic leases qualify as variable interest entities, we would seek to refinance with entities with whom we would not be required to consolidate or purchase the properties by exercising our purchase option. For further discussion, see Note 10 to the Consolidated Financial Statements.

Liquidity and Capital Resources

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of funds as of December 31, 2002 consisted of $1,019.7 million of cash, cash equivalents and short-term investments. This amount represents an increase of $97.9 million from the December 31, 2001 balance of $921.8 million. The increase is primarily due to net cash provided by operating activities, which is attributable to net income, as adjusted to exclude non-cash charges and benefits and changes in working capital. The increase is partially offset by our decision to participate in the synthetic leases. Our participation in the synthetic lease transactions is further discussed below.

Net cash provided by operating activities for the year ended December 31, 2002 was $214.9 million. The primary sources of cash from operating activities were net income, as adjusted to exclude non-cash charges and benefits and changes in working capital requirements, including notable decreases in accounts receivable, inventories and prepaid and other current assets. The decrease in accounts receivable is attributable to the decrease in net sales and improved cash collections. The decrease in inventories, as adjusted to exclude inventories acquired from SpeedFam-IPEC, is due to a lower inventory level as a result of certain inventory management programs initiated in 2002. The decrease in prepaid and other current assets is primarily due to a $69.0 million income tax refund received during the year.

Net cash provided by investing activities was $777.2 million for the year ended December 31, 2002. The cash inflows from investing activities consist primarily of $3.0 billion in proceeds from sales and maturities of available-for-sale securities and restricted investments, partially offset by purchases of new investments of $2.0 billion. Additionally, we acquired $43.5 million of net cash upon the closing of the acquisition of SpeedFam-IPEC on December 6, 2002. The cash inflows were partially offset by $26.8 million of capital expenditures and $177.5 million of cash used for collateral in synthetic lease transactions.

We did not have any significant property and equipment purchase commitments as of December 31, 2002.

For the year ended December 31, 2002, net cash used in financing activities was $926.9 million, which was attributable to the $880.0 million retirement of the LYONs, $78.2 million for repurchases of common stock, and $23.4 million for repayment of borrowings under lines of credit. The cash used in financing activities is partially offset by proceeds of $54.4 million from the issuance of common stock under our employee stock option and stock purchase plans.

The following is a table summarizing our significant commitments as of December 31, 2002, consisting of future minimum lease payments under all non-cancelable operating leases, including synthetic leases, with initial or remaining terms in excess of one year and debt payments related to the convertible debentures assumed as part of our acquisition of SpeedFam-IPEC. These convertible debentures were redeemed in January 2003. Amounts payable under synthetic leases exclude any payments under residual value guarantees and relate only to the net lease financing amounts. In addition, payments under synthetic leases are subject to changes in the London Interbank Offer Rate (LIBOR) and have been included using interest rates on December 31, 2002 (in thousands):

	Convertible	Operating
	debt	leases

2003	$116,437	$27,132
2004	—	27,185
2005	—	26,540
2006	—	18,966
2007	—	5,933
Thereafter	—	45,499

Total commitments	$116,437	$151,255

We lease nearly all of our facilities under operating leases, including synthetic leases, which expire at various dates through 2017. A synthetic lease is a form of operating lease wherein a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. The lessor generally borrows the balance of the funds necessary to fund the acquisition and construction. Under our synthetic lease agreements, we are obligated to lend approximately 87% of the cost of the leased asset to the lessor upon completion of construction. The leases with this requirement are known as defeased or self-funded transactions. Additionally, our synthetic leases require us to maintain collateral for the benefit of the lessor.

The San Jose lease agreement covers 13 properties located in and around San Jose, California, including manufacturing, research and development, and administrative facilities, as well as our corporate headquarters. The lease has a term of five years beginning in September 2001 and covers properties with original values of approximately $293.2 million. The lease agreement requires the lessor to provide 3.5% of at-risk equity throughout the term of the lease. The remaining 96.5% of the lessor’s financing was in the form of debt, including $257.0 million loaned to the lessor which is classified as notes receivable on our balance sheet. We have also provided the lessor with $36.2 million in collateral, which is classified within other assets on our balance sheet.

Under the lease agreement, we have the right to purchase the properties at any time prior to the expiration date of the lease for an amount that equals the total lease financing amount of $293.2 million plus any current rent due and payable. At the end of the lease term, we may renew the lease for up to three additional years with the lessor’s consent, refinance the lease, purchase the properties under a purchase option or arrange to sell the properties to a third party. If we choose the sale option we will be obligated to the lessor up to the amount of the residual value guarantee if the sale price falls below the lease financing amount. The aggregate residual value guarantee related to the San Jose properties is approximately $258.2 million as of December 31, 2002, and represents an off-balance sheet contingent liability for which we do not believe that we have any significant exposures as discussed below.

Rent payments under the San Jose lease agreement are based on the net outstanding lease balance, which includes the cost of the leased properties, less the amount defeased by us, multiplied by either a fixed rate or LIBOR plus an applicable margin. As of December 31, 2002, the net outstanding lease balance and the amount we have defeased were $293.2 million, and $257.0 million, respectively. Rent expense and interest income on the lease balance includes $8.0 million of imputed amounts at rates of 2% to 4% for the year ended December 31, 2002. Imputed amounts result from the application of a deemed market rate of interest on loan balances, including the lease receivable from the lessor, which is non-interest bearing, and a portion of the collateral, which is interest bearing at lower than the deemed market rate of interest. Our lease receivable from the lessor is repayable in full only if we choose the sale option at the end of the lease term and successfully sell the properties for amounts in excess of the cost. Our collateral is available to the lessor upon default, with certain exceptions.

On April 18, 2001, we entered into a synthetic lease agreement for the development of a manufacturing, research and development and administrative facility to be constructed on 23 acres of land we own in Tualatin, Oregon. We have leased the land to the lessor under a long-term ground lease. Construction was completed at the Tualatin site in May 2002. The construction costs totaled $163.2 million and were fully financed by the lessor. The lease agreement requires the lessor to maintain 3% of at-risk equity throughout the term of the lease. The lessor financed the balance of the construction costs with debt. Upon completion of construction, we defeased $140.4 million of the lessor’s debt financing in the form of a non-interest bearing loan to the lessor, which is included in notes receivable on our balance sheet at December 31, 2002. We have also provided $22.8 million in collateral held by the lessor to cover the remainder of the lease financing, which is classified as other assets on our balance sheet.

We have the right to purchase the property at any time prior to the expiration date of the lease for an amount that equals the total lease financing amount of $163.2 million, plus any current rent due and payable. At the end of the five-year lease term, we may renew the lease for up to three additional years with the lessor’s consent, purchase the property under the purchase option for an amount equal to the total lease financing amount or arrange to sell the property to a third party. If we choose the sale option, we will be obligated to the lessor up to the amount of the residual value guarantee if the sale price falls below the lease financing amount. The residual value guarantee related to the Tualatin property is approximately $140.4 million as of December 31, 2002 and represents an off-balance sheet contingent liability for which we do not believe that we have any significant exposure as discussed below.

Rent payments under the Tualatin lease agreement are based on the net outstanding lease balance, which includes the cost of the leased properties, less the amount defeased by us, multiplied by either a fixed rate or LIBOR, plus an applicable margin. As of December 31, 2002, the net outstanding lease balance and the amount we have defeased were $163.2 million and $140.4 million, respectively. Rent expense and interest income on the lease balance includes $2.9 million of imputed amounts at rates of 2% to 4% for the year ended December 31, 2002. Imputed amounts result from the application of a deemed market rate of interest on loan balances, including the lease receivable from the lessor, which is non-interest bearing, and a portion of the collateral, which is interest bearing at lower than the deemed market rate of interest. Our lease receivable from the lessor is repayable in full only if we choose the sale option at the end of the lease term and successfully sell the property for an amount in excess of the cost. Our collateral is available to the lessor upon default, with certain exceptions.

If we purchase the San Jose and Tualatin properties at the end of their respective lease terms or earlier, the transactions would increase property and equipment by the lower of the purchase option price or the then fair value of the purchased properties. As of December 31, 2002, we believe that the fair market value for each property exceeds the purchase option price for each property. We estimate the cumulative fair value of all properties to be approximately $456.4 million as of December 31, 2002. Upon purchase of the properties, our note receivable and collateral would be returned to us as cash or used to offset the purchase price of the properties. As a result of the purchase, depreciation expense would increase by approximately $30.0 million to $35.0 million per year, and rent expense and interest income would each decrease by approximately $12.6 million per year, based on current interest rates. If we purchased the properties at the end of their respective lease terms or earlier, we believe there would be no material impact on our liquidity, as the cash paid to purchase the properties would be offset by the note receivable and collateral associated with our participation in these leases.

The synthetic lease agreements contain certain restrictive covenants, which include quick ratio and tangible net worth tests. We were in compliance with these covenants as of December 31, 2002. If we had not complied with these covenants, the lessor could have terminated the leases, resulting in an acceleration of our purchase obligation, in which case, our residual value guarantee would have equaled 100% of the lease balances.

Our intention with respect to the properties we lease under synthetic leases is dependent upon the treatment of our lessor under FIN 46. If the lessor is deemed to be a voting interest entity, we would expect to continue the synthetic lease arrangements and exercise our three one-year renewals subject to obtaining the lessor’s consent. If our lessor is deemed to be a variable interest entity and we are deemed to be the primary beneficiary, we would seek to refinance with entities with whom we would not be required to consolidated or purchase the properties by exercising our purchase option.

The maximum exposure to loss on our synthetic leases includes (i) residual value guarantee payments as described above, (ii) certain tax indemnifications in the event third parties are obligated for certain federal, state or local taxes as a result of their participation in the transaction, and (iii) indemnification for various losses, costs and expenses incurred by third-party participants as a result of their ownership of the leased property or participation in the transaction, and as a result of the environmental condition of the property. The additional taxes, losses and expenses as described in (ii) and (iii) are contingent upon the existence of certain conditions that may arise in the future and, therefore, are not quantifiable at this time. However, we do not expect these additional taxes, losses and expenses to be material. In addition, as noted above, we have funded advances to the lessor in the aggregate amounts of $257.0 million for the San Jose facilities and $140.4 million for the Tualatin facilities, and have deposited with the lessor investment collateral in the amount of $36.2 million for the San Jose facilities and $22.8 million for the Tualatin facilities as a source of payment for our obligations for the residual value guarantee payments and other amounts owed under the leases.

As of December 31, 2002, our subsidiaries had no outstanding obligation under lines of credit with banks. The available lines of credit with these banks total $36.7 million. These credit facilities bear interest at various rates, expire on various dates through December 2003 and are used for general corporate purposes. As of December 31, 2001, amounts outstanding under these lines of credit were $26.2 million at an annual weighted-average interest rate of 0.62%. There were no balances outstanding under these lines of credit as of December 31, 2002.

On December 6, 2002, in connection with the acquisition of SpeedFam-IPEC, we assumed SpeedFam-IPEC’s $115.0 million Convertible Subordinated Notes due in 2004. The notes accrue interest at a rate of 6.25%, which is payable semi-annually in March and September and were adjusted to their fair value of $116.4 million as of the acquisition date. The notes were subordinated to all existing and future senior indebtedness and could be converted into 3.3096 shares of Novellus’ common stock at a conversion price of $302.15 per $1,000 principal amount. We had the right to redeem the Notes at various prices, subject to specified conditions as set forth in the indenture.

We called the Notes on January 8, 2003 at a redemption price of $117.1 million, which represents 101.786% of par value. We recognized approximately $0.6 million in expense in January 2003 as a result of the redemption of the Notes. The $0.6 million expense represents the difference between the carrying value and the redemption price of the Notes.

On July 26, 2001, we issued $880.0 million of Liquid Yield Option™ Notes (“LYONs”) due July 26, 2031. The net proceeds after issuance costs (which were being amortized over 30 years) from the LYONs offering were $862.4 million. The LYONs are zero coupon, zero-yield subordinated debentures convertible into shares of our common stock or redeemable for cash by the security holder, subject to specified conditions as set forth in the indenture.

On July 26, 2002, the holders of the LYONs exercised their option to require us to repurchase the LYONs for $1,000 in cash each on such date, or approximately $880.0 million for substantially all of the outstanding LYONs. We used restricted short-term investments, which had matured to $880.0 million, to repurchase the LYONs. We recorded a charge of approximately $17.0 million in other expenses for the remaining unamortized issuance costs related to the LYONs.

We believe that our current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet our needs through at least the next twelve months.

Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K, including in Item 7. Management’s Discussion and Analysis, and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

Cyclical Downturns in the Semiconductor Industry

Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been very cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we manufacture and market. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. In particular, our inventory levels during periods of reduced demand have at times reached and are now at higher-than-necessary levels relative to the current levels of production demand. We cannot provide any assurance that we may not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. We cannot give assurances that our net sales and operating results will not be adversely affected if the current downturn in the semiconductor industry continues, or if other downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.

The Semiconductor Industry is Intensely Competitive and Capital-Intensive

We face substantial competition in the industry, both from potential new entrants into the market and established competitors. Some of these companies may have greater financial, marketing, technical or other resources than we do, as well as broader product lines, greater customer service capabilities, or larger and more established sales organizations and customer bases. Remaining competitive in the market depends in part upon our ability to develop new and enhanced systems, and to introduce them at competitive prices on a timely basis.

Our customers must incur substantial expenditures to install and integrate capital equipment into their semiconductor production lines. Once a manufacturer has selected another vendor’s capital equipment, the manufacturer is generally reliant upon that equipment vendor for the specific production line application in question. Accordingly, we may experience difficulty in selling a product to a particular customer for a significant period of time when that customer has selected a competitor’s product. In addition, sales of our systems depend in significant part upon a prospective customer’s decision to increase manufacturing capacity or expand current manufacturing capacity—both of which typically involve a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy sales cycle, during which we may expend substantial funds and management effort.

Rapidly Changing Technology

We devote a significant portion of our personnel and financial resources to research and development programs, and we seek to maintain close relationships with our customers in order to remain responsive to their product needs. As is typical in the semiconductor capital equipment market, we have experienced delays from time to time in the introduction of and certain technical and manufacturing difficulties with certain of our products and product enhancements. In addition, we may experience delays and technical and manufacturing difficulties in future introductions or volume production of our new systems or enhancements.

Our success in developing, introducing and selling new and enhanced systems depends upon a variety of factors. These include product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, product performance in the field, and effective sales and marketing. There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products, or in enhancing our existing products. In addition, we could incur substantial unanticipated costs to ensure the functionality and reliability of our future product introductions early in their product life cycles. If new products have reliability or quality problems, reduced orders, or higher manufacturing costs, then delays in collecting accounts receivable and additional service and warranty expenses may result. Any of these events could materially adversely affect our business, financial condition or results of operations.

International Operations

Export sales currently account for a significant portion of our net sales. This trend is expected to continue in the foreseeable future. As a result, a significant portion of our sales is subject to certain risks, including, but not limited to:

•	Tariffs and other trade barriers;

•	Challenges in staffing and managing foreign subsidiary operations;

•	Difficulties in managing foreign distributors;

•	Potentially adverse tax consequences;

•	Imposition of legislation and regulations relating to the import or export of semiconductor products, either by the United States or other countries;

•	Periodic economic downturns;

•	Political instability; and

•	Fluctuations in interest and foreign currency exchange rates, creating the need to enter into forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations, specifically yen-denominated transactions.

There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on our business, financial condition or results of operations. In addition, each region in the global semiconductor equipment market exhibits unique market characteristics that can cause capital equipment investment patterns to vary significantly from period to period. We derive a substantial portion of our revenues from customers in Asian countries. Any negative economic developments in these countries could result in the cancellation or delay by Asian customers of orders for our products, which could adversely affect our business, financial condition or results of operations.

Variability of Quarterly Operating Results

We have experienced and expect to continue experiencing significant fluctuations in our quarterly operating results. These fluctuations are due to a number of factors that include, but are not limited to:

•	Building our systems according to forecast, and not using limited backlog information, which hinders our ability to plan production and inventory levels;

•	Failure to receive anticipated orders in time to permit shipment during that quarter;

•	Customers rescheduling or canceling shipments;

•	Manufacturing difficulties;

•	Customers deferring orders of our existing products due to new product announcements by us and/or our competitors; and

•	Overall business conditions in the semiconductor equipment industry.

Variations in quarterly operating results or changes in analysts’ earnings estimates may subject the price of our common stock to wide fluctuations and possible rapid increases or declines in a short time period.

Acquisitions

We have made—and may in the future make—acquisitions of or significant investments in businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

•	Difficulties in integrating the operations, technologies, products and personnel of acquired companies;

•	Lack of synergies or the inability to realize expected synergies;

•	Difficulties in managing geographically dispersed operations;

•	The potential loss of key employees, customers and strategic partners of acquired companies;

•	Diversion of management’s attention from normal daily operations of the business; and

•	The impairment of acquired intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies.

Acquisitions are inherently risky, and we cannot provide any assurance that our previous or future acquisitions will be successful. The inability to effectively manage the risks associated with previous or future acquisitions could materially and adversely affect our business, financial condition or results of operations.

A Large Portion of Net Sales is Derived from Sales to a Few Customers

We currently sell a significant proportion of our systems in any particular period to a limited number of customers, and we expect that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. In addition, we believe that sales to certain of our customers will decrease in the near future as they complete current purchasing requirements for new or expanded fabrication facilities. Although the composition of the group comprising our largest customers varies from year to year, the loss of a significant customer or any reduction in orders from any significant customer—including reductions due to customer departures from recent buying patterns, as well as economic or competitive conditions in the semiconductor industry—could adversely affect our business, financial condition or results of operations.

Intellectual Property

We intend to continue pursuing the legal protection of our proprietary technology primarily through patent and trade secret protection. There can be no assurance that patents will be issued from any of these pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. We also cannot provide assurance that the confidentiality agreements we enter into with employees, consultants and other parties will not be breached.

We are currently involved in a number of legal disputes regarding patent and other intellectual property rights. Except as set forth in Item 3. Legal Proceedings in this document, we are not aware of any significant claim of infringement by our products of any patent or proprietary rights of others. Adverse outcomes in current or future legal disputes could result in our loss of proprietary rights, subject the company to significant liabilities to third parties, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

Supply Shortages

We use numerous suppliers to obtain parts, components and sub-assemblies for the manufacture and support of our products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may only be obtained from a single or limited source. These suppliers are in some cases thinly capitalized, independent companies that generate significant portions of their business from us and/or a small group of other companies in the semiconductor industry. We seek to reduce our dependence on this limited group of sources. However, disruption or termination of certain of these suppliers may occur. Such disruptions could have an adverse effect on our operations. A prolonged inability to obtain certain parts could have a material adverse effect on our business, financial condition or results of operations, and could result in our inability to meet customer demands on time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and short-term debt obligations. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

We mitigate default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments.

The majority of our short-term obligations have fixed interest rates, including the convertible bonds assumed in connection with the SpeedFam-IPEC acquisition, all of which were subsequently redeemed in January 2003. Therefore, our results are only affected by the interest rate changes to variable rate short-term borrowings. Due to the short-term nature of these borrowings, an immediate change to interest rates is not expected to have a material effect on our results.

The table below presents principal amounts and related weighted interest rates by year of maturity for our investment portfolio and debt obligations and the fair value of each as of December 31, 2002 and 2001. All of our available-for-sale investments and debt securities mature within two years from the original purchase or issuance date.

	Periods of Maturity
				Fair Value
				December 31,
In thousands	2003	2004	Total	2002

Assets:
Cash equivalents	$615,844	—	$615,844	$615,844
Average interest rate	1.36%	—	1.36%
Short-term investments	$385,793	$18,016	$403,809	$403,809
Average interest rate	2.04%	1.92%	2.03%
Restricted investments	$58,995	—	$58,995	$58,995
Average interest rate	0.32%	—	0.32%
Total investment securities	$1,060,952	$18,016	$1,078,648	$1,078,648
Average interest rate	1.55%	1.92%	1.55%
Liabilities:
Convertible debentures	$116,437	—	$116,437	$116,437
Average interest rate	6.25%	—	6.25%

	Periods of Maturity
				Fair Value
				December 31,
In thousands	2002	2003	Total	2001

Assets:
Cash equivalents	$550,640	—	$550,640	$550,640
Average interest rate	1.96%	—	1.96%
Short-term investments	$364,716	$6,466	$371,182	$371,182
Average interest rate	3.28%	4.84%	3.31%
Restricted investments	$961,643	—	$961,643	$961,643
Average interest rate	3.34%	—	3.34%
Total investment securities	$1,876,999	$6,466	$1,883,465	$1,883,465
Average interest rate	2.93%	4.84%	2.94%
Liabilities:
Short-term borrowing	$26,179	—	$26,179	$26,179
Average interest rate	0.62%	—	0.62%
Convertible debentures	$880,000	—	$880,000	$876,700
Average interest rate	0.00%	—	0.00%

We have operating lease agreements on several properties. The agreements are for five years with interest rates that approximate the London Interbank Offer Rate (LIBOR). Rent expense was approximately $17.8 million, $16.9 million and $20.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, net of sublease income of $7.4 million, $7.2 million and $8.1 million, respectively. Rent expense may increase significantly with changes in prevailing interest rates.

Excluded from the 2002 table above is $456.4 million of collateralized investments recorded within other assets and as a note receivable, related to our participation in the synthetic leases. Of this amount, $15.2 million is subject to interest rate risk since amounts payable as rent expense are based on LIBOR. The remaining balance of rent expense is either paid using a fixed rate of interest or is non-

interest bearing. Imputed amounts result from the application of a deemed market rate of interest on loan balances, including the lease receivable from the lessor, which is non-interest bearing, and a portion of the collateral, which is interest bearing at lower than the deemed market rate of interest. Since interest is imputed for financial reporting and disclosure purposes only, market risk is not associated with these instruments. For further discussion, see Note 10 to the Consolidated Financial Statements.

Foreign Currency Risk

We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Europe. During 2002 and 2001, we utilized foreign currency forward exchange contracts to hedge foreign currency denominated balance sheet positions. Under this program, increases or decreases in currency commitments and balance sheet positions, as translated into U.S. dollars, were primarily offset by realized gains and losses on the hedging instruments. The goal of the hedging program is to minimize the impact of foreign currency fluctuations on our results of operations. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our unsettled foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. The following table provides information as of December 31, 2002 and 2001 about our derivative financial instruments, which are comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in our consolidated financial statements. The table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

December 31, 2002	Notional Amount	Average	Estimated Fair
In thousands, except for average contract rate	(Buy) Sell	Contract Rate	Value-Gain (Loss)

Foreign currency forward exchange contracts:
Japanese yen	$18,460	118.33	$817
British pound	(4,140)	0.64	(8)
Euro	(2,417)	0.99	3
Singapore dollar	(4,563)	1.76	(7)
Taiwan dollar	(21,957)	34.86	72
Korean won	(7,914)	1,215.25	21
Chinese Yuan	(494)	8.27	—

	$(23,024)		$898

December 31, 2001	Notional Amount	Average	Estimated Fair
In thousands, except for average contract rate	(Buy) Sell	Contract Rate	Value-Gain (Loss)

Foreign currency forward exchange contracts:
Japanese yen	$72,930	115.55	$8,626
British pound	(1,949)	0.69	(16)
Euro	(660)	1.14	4
Singapore dollar	(1,970)	1.85	22
Taiwan dollar	(10,598)	35.00	182
Korean won	(2,839)	1,322.00	140

	$54,914		$8,958

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

Net sales	$839,958	$1,339,322	$1,319,486
Cost of sales	461,435	647,971	588,593

Gross profit	378,523	691,351	730,893
Operating expenses:
Selling, general and administrative	154,172	198,567	232,749
Research and development	222,344	272,032	198,310
Acquired in-process research and development	9,003	—	6,000
Restructuring and other charges	6,467	61,106	—
Bad debt (recovery) write-off	(7,662)	7,662	—

Total operating expenses	384,324	539,367	437,059
Operating (loss) income, net	(5,801)	151,984	293,834
Other income (expense):
Interest income	41,851	64,297	58,755
Interest expense	(1,020)	(1,146)	(2,425)
Other, net	(12,110)	(5,758)	—

Other income, net	28,721	57,393	56,330

Income before provision for income taxes and cumulative effect of a change in accounting principle	22,920	209,377	350,164
Provision for income taxes	—	64,907	110,996

Income before cumulative effect of a change in accounting principle	22,920	144,470	239,168
Cumulative effect of a change in accounting principle, net of tax	—	—	(89,788)

Net income	$22,920	$144,470	$149,380

Net income per share:
Basic
Income before cumulative effect of a change in accounting principle	$0.16	$1.01	$1.76
Cumulative effect of a change in accounting principle	—	—	(0.66)

Basic net income per share	$0.16	$1.01	$1.10

Diluted
Income before cumulative effect of a change in accounting principle	$0.15	$0.97	$1.66
Cumulative effect of a change in accounting principle	—	—	(0.62)

Diluted net income per share	$0.15	$0.97	$1.04

Shares used in basic per share calculations	144,371	142,462	135,728

Shares used in diluted per share calculations	148,748	148,924	143,654

     See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$615,844	$550,640
Short-term investments	403,808	371,182
Restricted short-term investments	—	961,643
Accounts receivable, net of allowance for doubtful accounts of $7,339 in 2002 and $14,390 in 2001	192,862	222,857
Inventories	257,358	244,712
Deferred tax assets, net	119,699	84,421
Prepaid and other current assets	44,363	81,049

Total current assets	1,633,934	2,516,504
Property and equipment, net	179,926	177,601
Notes receivable	397,429	244,673
Goodwill	163,136	21,262
Intangible and other assets	119,569	71,084

Total assets	$2,493,994	$3,031,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,218	$67,317
Accrued payroll and related expenses	36,748	34,211
Accrued warranty	31,002	43,337
Other accrued liabilities	56,522	40,194
Income taxes payable	14,070	5,870
Deferred profit	55,613	40,835
Current obligations under lines of credit	—	26,179
Convertible subordinated debentures	116,437	862,659

Total current liabilities	381,610	1,120,602
Deferred income tax liabilities	19,502	21,462
Other liabilities	37,194	17,066

Total liabilities	438,306	1,159,130

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; authorized shares - 10,000; issued and outstanding shares - none	—	—
Common stock, no par value; authorized shares - 240,000; issued and outstanding shares - 149,119 in 2002 and 143,606 in 2001	1,487,281	1,273,201
Retained earnings	570,153	597,267
Accumulated other comprehensive (loss) income	(1,746)	1,526

Total shareholders’ equity	2,055,688	1,871,994

Total liabilities and shareholders’ equity	$2,493,994	$3,031,124

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$22,920	$144,470	$149,380
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issuance costs	17,047	—	—
(Gain) loss on sale/impairment of equity investments	(4,602)	8,556	—
Non-cash portion of restructuring and other charges	—	25,501	—
Bad debt (recovery) write-off	(7,662)	7,662	—
Adjustment to conform fiscal year end of GaSonics	—	1,714	—
Depreciation and amortization	44,310	51,934	46,951
Amortization of deferred compensation	1,626	1,451	1,780
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	89,788
Acquired in-process research and development	9,003	—	6,000
Income tax benefits from employee stock plans	19,427	25,037	40,247
Changes in operating assets and liabilities:
Accounts receivable	58,341	167,713	(168,627)
Inventories	19,912	(50,079)	(85,287)
Prepaid and other current assets	42,706	(66,511)	(5,755)
Deferred income taxes	3,346	55,860	(41,378)
Accounts payable	(4,021)	(55,706)	73,894
Accrued payroll and related expenses	(2,809)	(36,000)	46,250
Accrued warranty	(13,599)	(8,006)	29,008
Other accrued liabilities	(11,995)	11,073	12,437
Income taxes payable	6,186	(54,502)	40,433
Deferred profit	14,778	(153,078)	55,777

Net cash provided by operating activities	214,914	77,089	290,898

Cash flows from investing activities:
Purchases of short-term investments	(2,028,463)	(2,293,771)	(1,268,238)
Proceeds from sales and maturities of short-term investments	2,956,991	1,599,183	842,386
Capital expenditures	(26,776)	(79,965)	(77,704)
Decrease (increase) in intangible and other assets	9,407	(7,443)	3,092
Increase in synthetic lease collateral	(177,458)	(244,673)	—
Cash acquired from SpeedFam-IPEC acquisition, net	43,462	—	—
Cash used in Gamma Precision Technology acquisition, net	—	—	(18,454)

Net cash provided by (used in) investing activities	777,163	(1,026,669)	(518,918)

Cash flows from financing activities:
Proceeds (repayments) from convertible subordinated debentures	(879,750)	862,400	—
Proceeds from employee stock compensation plans	54,434	45,469	42,008
Proceeds (repayments) from lines of credit, net	(23,380)	4,577	5,249
Repurchases of common stock	(78,177)	(1,641)	(1,158)
Proceeds from common stock offering, net	—	—	572,910

Net cash provided by (used in) financing activities	(926,873)	910,805	619,009

Net increase (decrease) in cash and cash equivalents	65,204	(38,775)	390,989
Cash and cash equivalents at the beginning of the year	550,640	589,415	198,426

Cash and cash equivalents at the end of the year	$615,844	$550,640	$589,415

Supplemental disclosures:
Cash paid (received) during the year for:
Interest	$204	$1,146	$2,425
Income taxes	$(63,329)	$63,201	$69,221
Non-cash financing activities:
Issuance of common stock and stock options related to SpeedFam-IPEC acquisition, net of deferred compensation of $3,104	$166,736	$—	$—
Subordinated debt assumed from SpeedFam-IPEC acquisition	$116,437	$—	$—
Issuance of GaSonics’ common stock related to GPT acquisition	$—	$—	$12,679

     See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	(Loss) Income	Equity

Balance at December 31, 1999	126,543	$531,224	$304,898	$1,415	$837,537
Components of comprehensive income:
Net income	—	—	149,380	—	149,380
Net change in unrealized losses on available-for-sale securities	—	—	—	(10,191)	(10,191)
Foreign currency translation adjustments	—	—	—	(3,717)	(3,717)

Comprehensive income					135,472

Proceeds from common stock offering, net	10,089	572,910	—	—	572,910
Issuance of common stock under employee compensation plans	3,441	42,008	—	—	42,008
Issuance of restricted common stock	219	—	—	—	—
Acquisition of Gamma Precision Technology	341	12,679	—	—	12,679
Amortization of deferred compensation, net of cancellations of restricted common stock	(12)	1,780	—	—	1,780
Income tax benefits realized from activity in employee stock plans	—	40,247	—	—	40,247
Repurchases of common stock	(20)	(130)	(1,028)	—	(1,158)

Balance at December 31, 2000	140,601	1,200,718	453,250	(12,493)	1,641,475
Components of comprehensive income:
Net income	—	—	144,470	—	144,470
Net change in unrealized gains on available-for-sale securities	—	—	—	7,988	7,988
Foreign currency translation adjustments	—	—	—	127	127
Other than temporary loss included in net income, net of tax	—	—	—	5,904	5,904

Comprehensive income					158,489

Issuance of common stock under employee compensation plans	2,954	45,469	—	—	45,469
Adjustment to conform fiscal year end of GaSonics	57	851	863	—	1,714
Issuance of restricted common stock	31	—	—	—	—
Amortization of deferred compensation	—	1,451	—	—	1,451
Income tax benefits realized from activity in employee stock plans	—	25,037	—	—	25,037
Repurchases of common stock	(37)	(325)	(1,316)	—	(1,641)

Balance at December 31, 2001	143,606	1,273,201	597,267	1,526	1,871,994
Components of comprehensive income:
Net income	—	—	22,920	—	22,920
Net change in unrealized losses on available-for-sale securities	—	—	—	(350)	(350)
Foreign currency translation adjustments	—	—	—	714	714
Gain on sale of an equity investment, net of tax	—	—	—	(3,636)	(3,636)

Comprehensive income					19,648

Issuance of common stock under employee compensation plans	2,870	54,434	—	—	54,434
Issuance of common stock and assumption of stock options in connection with the acquisition of SpeedFam-IPEC	5,733	166,736	—	—	166,736
Issuance of restricted common stock	100	—	—	—	—
Amortization of deferred compensation	—	1,626	—	—	1,626
Income tax benefits realized from activity in employee stock plans	—	19,427	—	—	19,427
Repurchases of common stock	(3,190)	(28,143)	(50,034)	—	(78,177)

Balance at December 31, 2002	149,119	$1,487,281	$570,153	$(1,746)	$2,055,688

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 DESCRIPTION OF THE BUSINESS

Novellus Systems, Inc. is a supplier of semiconductor manufacturing equipment used in the fabrication of integrated circuits. We are focused on delivering innovative interconnect products and technologies that meet the increasingly complex and demanding needs of the world’s largest semiconductor manufacturers. The semiconductor manufacturing equipment that we build, market and service provides today’s chipmakers with high productivity and low cost of ownership.

As part of our growth strategy from time to time we make acquisitions. On January 10, 2001, we acquired GaSonics International Corporation, a developer and supplier of photoresist and residue removal technologies in a pooling-of-interests transaction. Our consolidated financial statements for fiscal 2000 have been restated to include the financial position, results of operations and cash flows of GaSonics. Because of differing year ends, financial information relating to our fiscal year ended December 31, 2000 has been combined with financial information relating to GaSonics’ fiscal year ended September 30, 2000. GaSonics’ net income for the three months ended December 31, 2000 was not combined with our net income, but rather was included as an adjustment to shareholders’ equity. Revenue and net income of GaSonics for the three-month period ended December 31, 2000, which is excluded from the accompanying consolidated statements of operations, were $47.7 million and $0.9 million, respectively. There were no transactions between GaSonics and Novellus prior to the combination.

On December 6, 2002, we acquired SpeedFam-IPEC, Inc., a global supplier of chemical mechanical planarization (CMP) systems used in the fabrication of advanced copper interconnects. The acquisition was accounted for as a purchase business combination and qualifies as a tax-free reorganization under IRS regulations. Our consolidated financial statements for fiscal 2002 include the financial position, results of operations and cash flows of SpeedFam-IPEC from December 6, 2002.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries after elimination of all significant intercompany account balances and transactions. Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the 2002 presentation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, cash and investments, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, goodwill and other intangible assets, warranty obligations, restructuring and impairment charges, contingencies and litigation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state our assets given facts known at the time of valuation. Our assumptions may prove incorrect as facts change in the future. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition - We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB 101, and “SAB 101: Revenue Recognition in Financial Statements-Frequently Asked Questions and Answers,” or SAB 101 FAQ. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

Certain of our product sales are accounted for as multiple-element arrangements. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, then we recognize equipment revenue upon shipment and transfer of title, with the remainder generally recognized at the later of completion of the installation services or customer acceptance.

Installation services are not essential to the functionality of the delivered equipment. We allocate revenue based on the residual method, as a fair value has been established for installation services. However, since the final payment is not typically due until customer acceptance, we defer revenue for the final payment, which is in excess of the fair value of the installation services. All other equipment sales are recognized upon customer acceptance.

Revenue related to spare part sales is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in other accrued liabilities.

In accordance with guidance provided in SAB 101 and SAB 101 FAQ, Novellus recorded a non-cash charge of $89.8 million, net of income tax of $48.6 million, or $0.62 per diluted share, to reflect the cumulative effect of the change in accounting principle as of the beginning of fiscal year 2000. The decrease to net income before the cumulative effect of the change in accounting principle as a result of the adoption was $98.1 million or $0.68 per diluted share for fiscal year 2000.

Cash, Cash Equivalents and Short-Term Investments - We consider all highly liquid debt instruments with insignificant interest rate risk and original maturities of ninety days or less to be cash equivalents. Investments with original maturities greater than three months and that mature within one year from the balance sheet date are considered to be short-term investments. Our short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity. The fair value of short-term investments is based on quoted market prices. Realized gains and losses and declines in fair value that are other than temporary are recorded in earnings when realized. The cost of securities sold is based on the specific identification method.

Allowance for Doubtful Accounts - We evaluate our allowance for doubtful accounts based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we provide a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize an allowance for doubtful accounts based on a certain percentage of total revenues, which is based on our historical experience over the past five years. If circumstances change (e.g. higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), we may amend our estimates of the recoverability of the outstanding balance.

Inventories and Inventory Valuation - Inventories are stated at the lower of cost (first-in, first-out) or market. We assess the recoverability of all inventories, including raw materials, work-in-process, finished goods and spare parts to determine whether adjustments for impairment are necessary. Inventory that is obsolete or in excess of our forecasted usage is written down to our estimated market value based on assumptions about future demand and market conditions. Due to the fast moving technology used in our business actual demand can differ materially from forecasted demand. If actual demand is lower than our forecast, additional inventory write-downs may be required.

Deferred Tax Assets - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our valuation allowance was recorded as an increase to goodwill in connection with acquired net operating loss carryforwards, which are not realizable until 2009 and beyond. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should the existing deferred tax asset, which is currently offset by the valuation allowance, be realized, the benefit of such realization and the related reversal of the valuation allowance would result in a reduction of goodwill. If we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would decrease income in the period such determination was made.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided mainly on the straight-line method over the following estimated useful lives:

Machinery and equipment	2 – 7 years
Furniture and fixtures	3 – 5 years
Buildings	30 – 40 years
Leasehold improvements	Shorter of useful life or remaining lease term

Goodwill and Other Intangible Assets - Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, as superseded by SFAS No. 144. Furthermore, SFAS No. 142 includes provisions on the identification of intangible assets, reclassification of certain intangibles from previously reported goodwill, and reassessment of the useful lives of existing intangible assets. Upon adoption, we reassessed the useful lives and residual values of all acquired identifiable intangible assets to identify any necessary amortization period adjustments and to determine whether other intangible assets should be reclassified from goodwill. Based on that assessment, no adjustments were made to the amortization period or residual values of identifiable intangible assets.

We review our long-lived assets, including goodwill and intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. For further discussion, see Note 6 to the Consolidated Financial Statements.

Warranty - Our warranty policy generally states that we will provide warranty coverage for a predetermined amount of time on systems and modules for material and labor to repair and service the equipment. We record the estimated cost of warranty coverage to cost of sales upon system shipment. The estimated cost of warranty is determined by the warranty term as well as the average historical labor and material costs for a specific product. Should actual product failure rates or material usage differ from our estimates, revisions to the estimated warranty liability may be required. These revisions could have a positive or negative impact on gross profit. We review the actual product failure rates and material usage rates on a quarterly basis and adjust our warranty liability as necessary.

Restructuring and Impairment Charges - We account for restructuring in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SAB No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, restructuring accruals are recorded when management initiates an exit plan that will cause us to incur costs that have no future economic benefit. Also under the terms of EITF No. 94-3, a liability for the restructuring charges are recognized in the period management approves the restructuring plan. Additionally, certain restructuring charges related to asset impairments are recorded in accordance with SFAS No. 144.

Contingencies and Litigation - We assess the probability of adverse judgments in connection with current and threatened litigation. We would accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost. We have made no such accruals as of December 31, 2002.

Foreign Currency Translation - For all of our foreign subsidiaries, the local currency is the functional currency. Accordingly, translation gains or losses related to these foreign subsidiaries are included as a component of accumulated other comprehensive income (loss).

Forward Foreign Exchange Contracts - Forward foreign exchange contracts are used to hedge against the short-term impact of foreign currency fluctuations on intercompany accounts payable denominated in U.S. dollars recorded by our Japanese subsidiary. We also enter into forward foreign exchange contracts to buy and sell foreign currencies to hedge the parent’s intercompany balances denominated in a currency other than the U.S. dollar. In 2002 and 2001, these hedging contracts were denominated primarily in the Japanese yen and the Taiwanese dollar. The forward foreign exchange contracts we use are generally short-term in nature. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. All unsettled foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. Net foreign currency gains and losses have not been material to the results of operations.

Advertising Expenses - We expense advertising costs as incurred. Advertising expenses for 2002, 2001 and 2000 were $2.7 million, $4.7 million and $9.5 million, respectively.

Employee Stock Plans - We account for stock-based employee compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” whereby stock-based employee compensation arrangements are accounted for under the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We provide pro forma disclosures of net income and earning per share as if the fair value method prescribed by SFAS No. 123 had been applied in measuring employee compensation expense. In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements effective for the first quarter of 2003. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. For further discussion, see Note 14 to the Consolidated Financial Statements.

Concentration of Credit and Other Risks - We use financial instruments that potentially subject us to concentrations of credit risk. Such instruments include cash equivalents, short-term investments, accounts receivable and financial instruments used in hedging activities. We invest our cash in cash deposits, money market funds, commercial paper, certificates of deposit, readily marketable debt securities, or medium-term notes. We place our investments with high–credit quality financial institutions, which limits the credit exposure from any one financial institution or instrument. To date, we have not experienced significant losses on these investments. We sell a significant portion of our systems to a limited number of customers. Sales to our ten largest customers in 2002, 2001 and 2000 accounted for 79%, 61% and 71% of net sales, respectively. One customer accounted for 18% and 14% of receivables at December 31, 2002 and 2001, respectively. We expect that sales of our products to relatively few customers, none of which has entered into a long-term agreement requiring them to purchase our systems, will continue to account for a high percentage of our net sales in the foreseeable future. If the financial condition or operations of these customers deteriorate substantially, our operating results could be adversely affected. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. We have an exposure to nonperformance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to us. We do not believe there is a significant risk of nonperformance by these counterparties because we continuously monitor our positions and the credit ratings of such counterparties and the amount of contracts we enter into with any one party. However, there can be no assurance that there will be no significant nonperformance by these counterparties and that this would not materially adversely affect our business, financial condition, and results of operations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect that the adoption of SFAS No. 143 will have a material effect on our financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items, as previously required under SFAS No. 4, “Reporting Gains and Losses for Extinguishment of Debt, an amendment of APB Opinion No. 30.” Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also amended SFAS No. 13, “Accounting for Leases” for certain sale-leaseback transactions and sublease accounting. We are required to adopt the provisions of SFAS No. 145 effective January 1, 2003. We do not expect the adoption of SFAS No. 145 to have a material effect on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, and must be applied beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 does not have a material effect on our results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 will significantly change current practice in the accounting for and disclosure of guarantees. FIN 45 requires certain guarantees to be recorded at fair value which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from the current practice. FIN 45 disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently evaluating the impact of the adoption of FIN 45 on our results of operations or financial condition.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating our synthetic leases and seeking additional information from the lessor and its advisors as to whether the lessor should be characterized as a variable interest entity. Consequently, we have not yet concluded whether it is reasonably possible that we would be required to record the specific assets and liabilities associated with our synthetic leases in our financial statements for our third fiscal quarter beginning on June 29, 2003. In the event the leasing structures used in our synthetic leases qualify as variable interest entities, we would seek to refinance with entities with whom we would not be required to consolidate or purchase the properties by exercising our purchase option. For further discussion, see Note 10 to the Consolidated Financial Statements.

NOTE 3 FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Short-term Investments

The following table presents the estimated fair value of our short-term investments by investment grade (in thousands):

	December 31,

	2002	2001

Cash	$7,727	$23,456
Institutional money market funds	565,694	442,072
Commercial paper	42,423	81,912
Municipal securities	—	3,200

Amounts included in cash and cash equivalents	615,844	550,640
US Government agencies	314,545	220,365
Municipal securities	27,532	23,668
Commercial paper	25,783	33,447
Corporate securities	18,653	78,302
Tax-exempt auction rate notes	14,700	15,400
Mutual Fund	2,595	—

Amounts included in short-term investments	403,808	371,182

Total cash, cash equivalents and short-term investments	$1,019,652	$921,822

Unrealized gains (losses) on all securities were not significant as of December 31, 2002 and 2001. All debt securities held at December 31, 2002 are due in less than two years.

Fair Value of Other Financial Instruments

The carrying and estimated fair values of our other financial instruments are as follows (in thousands):

	December 31,

	2002		2001

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value

Restricted investment - current	$—	$—	$961,643	$961,643
Restricted investment - noncurrent	58,995	58,995	34,293	34,293
Notes receivable	397,429	397,429	244,673	244,673
Current obligations under lines of credit	—	—	26,179	26,179
Convertible subordinated debentures	116,437	116,437	862,659	876,700

The fair values of our restricted investments are based on quoted market prices as of December 31, 2002 and 2001. The fair value of our obligations under lines of credit is based on current rates offered to us for similar debt instruments of the same remaining maturities.

Financial Instruments with Off-Balance Sheet Risk

As part of our asset and liability management, we enter into various types of transactions that involve financial instruments with off-balance sheet risk. We enter into foreign forward exchange contracts in order to manage foreign exchange risk. The notional amounts, carrying amounts and estimated fair values of our foreign currency forward exchange contracts are as follows (in thousands):

			December 31,

		2002			2001

	Notional	Carrying	Estimated	Notional	Carrying	Estimated
	Amount	Amount	Fair Value	Amount	Amount	Fair Value

Sell foreign currency, primarily Japanese yen	$(23,024)	$898	$898	$54,914	$8,958	$8,958

The fair value of our foreign forward exchange contracts is calculated based on quoted market prices or pricing models using current market rates as of December 31, 2002 and 2001, respectively.

NOTE 4 BALANCE SHEET DETAILS

Inventories

	December 31,

(in thousands)	2002	2001

Purchased and spare parts	$205,341	$199,702
Work-in-process	45,487	42,717
Finished goods	6,530	2,293

Total inventories	$257,358	$244,712

Property and equipment, net

	December 31,

(in thousands)	2002	2001

Property and equipment:
Machinery and equipment	$290,273	$243,677
Furniture and fixtures	19,725	15,256
Leasehold improvements	87,740	79,264
Land	8,983	8,782

	406,721	346,979
Less accumulated depreciation	226,795	169,378

Total property and equipment	$179,926	$177,601

Accrued warranty

Changes in our accrued warranty liability were as follows (in thousands):

	December 31,

	2002	2001

Balance, beginning of period	$43,337	$51,343
Warranties issued	42,723	64,457
Settlements	(56,322)	(72,463)
SpeedFam-IPEC balance at acquisition	1,264	—
Changes in liability for pre-existing warranties, including expirations	—	—

Balance, end of period	$31,002	$43,337

NOTE 5 EARNINGS PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing net income per share, the weighted-average number of outstanding shares of common stock excludes shares of restricted stock subject to repurchase.

Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including shares of restricted common stock subject to repurchase and, when dilutive, potential shares from stock options to purchase common stock using the treasury stock method and from convertible securities on an as-if-converted basis.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except for per share amounts):

	Years ended December 31,

	2002	2001	2000

Numerator:
Net income	$22,920	$144,470	$149,380
Denominator:
Basic weighted-average shares outstanding	144,371	142,462	135,728
Employee stock options	4,179	6,342	7,719
Restricted stock	198	120	207

Diluted weighted-average shares outstanding	148,748	148,924	143,654

Basic net income per share	$0.16	$1.01	$1.10
Diluted net income per share	$0.15	$0.97	$1.04

Options to purchase 8,717,229, 3,596,000 and 519,000 shares of common stock at weighted-average prices of $42.60, $46.77 and $55.35 per share were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted net income per common share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS

As described in Note 2, we adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 provides a six-month transitional period from the effective date of adoption to perform an assessment of whether there is an indication of goodwill impairment at the reporting unit level. To perform the impairment test, it is necessary to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities to the reporting units as of the date of adoption. A reporting unit is the same as, or one level below, an operating segment as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” We have only one reporting unit as we operate in one segment, the manufacturing, marketing and servicing of semiconductor wafer fabrication equipment. Additionally, all of the operating components of our operating segment qualify for aggregation under SFAS No. 142, due to their identical customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes and therefore are considered one reporting unit. We completed the first step of the transitional goodwill impairment test in the first quarter of fiscal 2002 and completed the annual goodwill impairment test in the fourth quarter of fiscal 2002. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. The result of our impairment test did not indicate impairment.

As of December 31, 2001, we had goodwill of approximately $20.1 million. As a result of the acquisition of SpeedFam-IPEC in December 2002, we recorded additional goodwill in the amount of $143.0 million, which resulted in an ending balance of $163.1 million as of December 31, 2002. The following table reconciles the reported net income and net income per share for fiscal years 2001 and 2000 to their respective pro forma balances, adjusted to exclude goodwill amortization expense, net of tax. Fiscal 2002 results are presented for comparative purposes (in thousands, except for net income per share):

	Years ended December 31,

	2002	2001	2000

Reported net income	$22,920	$144,470	$149,380
Add back goodwill amortization, net of tax	—	2,232	736

Adjusted net income	$22,920	$146,702	$150,116

Basic and diluted income per share:
Reported basic net income per share	$0.16	$1.01	$1.76
Add back goodwill amortization, net of tax	—	0.02	0.01

Adjusted basic income per share	$0.16	$1.03	$1.77

Reported diluted net income per share	$0.15	$0.97	$1.66
Add back goodwill amortization, net of tax	—	0.02	0.01

Adjusted diluted income per share	$0.15	$0.99	$1.67

Intangible assets consist primarily of purchased technology. Intangible assets amounted to $25.6 million (net of accumulated amortization of $2.4 million) and $11.2 million (net of accumulated amortization of $1.0 million) as of December 31, 2002 and 2001, respectively. The amortization expense for the identifiable intangible assets is approximately $1.4 million, $1.0 million and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our estimated amortization expense for the identifiable intangible assets for each of the next five years will be approximately $4.0 million per year. We have no identifiable intangible assets with indefinite lives.

NOTE 7 BUSINESS COMBINATIONS

Acquisition of SpeedFam-IPEC

On December 6, 2002, we acquired all of the outstanding stock of SpeedFam-IPEC in exchange for 0.1818 of a share of Novellus common stock for each outstanding share of SpeedFam-IPEC common stock. We assumed options to purchase SpeedFam-IPEC common stock based on the same ratio. In addition, we assumed all $115.0 million of SpeedFam-IPEC’s 6.25% Convertible Subordinated Notes due in 2004. The Notes were adjusted to a fair value of $116.4 million as of the acquisition date. The acquisition of SpeedFam-IPEC enables us to increase our product portfolio. The acquisition was accounted for as a purchase business combination and qualifies as a tax-free reorganization under IRS regulations. The results of SpeedFam-IPEC’s operations have been included in the consolidated financial statements since December 6, 2002. The total purchase price of approximately $174.4 million includes Novellus common stock valued at $153.4 million, assumed options and warrants with a fair value of $16.4 million and estimated direct transaction costs of $4.5 million. The fair value of Novellus’ common stock was derived using an average market price per share of $26.77, which was based on an average of the closing prices for a range of five trading days around August 12, 2002, the announcement date of the acquisition. The fair value of the stock options was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 85%, 3.3 years and a risk-free interest rate of 2.49%. The model assumed an expected life of 3.3 years for assumed options and 0.5 years for assumed warrants. The purchase price was allocated to the fair market value of assets acquired and liabilities assumed as follows (in thousands):

Cash and cash equivalents	$43,463
Accounts receivable	22,622
Inventories	33,972
Deferred tax assets, current	38,625
Deferred tax assets, non-current	6,915
Property, plant and equipment	24,125
Prepaid and other assets	6,777
Intangible assets – developed and core technology	17,380
In-process research and development (IPR&D)	9,003
Goodwill	142,996
Accounts payable and accrued liabilities	(25,424)
Restructuring accrual	(28,528)
Long-term debt	(116,437)
Other long-term liabilities	(4,217)
Deferred compensation on unvested stock options	3,104

Total purchase price	$174,376

Intangible Assets - As of the closing of our acquisition of SpeedFam-IPEC on December 6, 2002, $17.4 million of the total purchase price was allocated to intangible assets subject to amortization, including developed and core technologies. Developed technologies, which comprise products that have reached technological feasibility, include products in most of SpeedFam-IPEC’s product lines, principally the SpeedFam-IPEC MOMENTUMTM family of products. Core technologies represent a combination of SpeedFam-IPEC processes and trade secrets developed through years of experience in design and development of CMP technologies. We are amortizing the developed and core technologies on a straight-line basis over an average estimated life of six years.

The allocated intangible assets as of December 6, 2002 decreased $27.7 million from the preliminary allocation of $45.1 million as of June 29, 2002, as noted in our Registration Statement on Form S-4/A filed with the Securities and Exchange Commission (SEC) on November 1, 2002. The decrease was due to a change in the revenue estimates and projected cash flows of SpeedFam-IPEC.

Goodwill - The potential value of the combined companies’ products and technologies contributed to a purchase price that resulted in goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes and is not subject to amortization, however, it is to be tested for impairment at least annually in accordance with SFAS No. 142. Approximately $143.0 million of the total purchase price was allocated to goodwill upon the closing of our acquisition of SpeedFam-IPEC on December 6, 2002.

The increase in the allocated goodwill as of December 6, 2002 from the preliminary allocation of $55.1 million as of June 29, 2002, as noted in our Registration Statement on Form S-4/A filed with the SEC on November 1, 2002, was due to several factors. These factors include estimated restructuring charges of $28.5 million for certain activities of SpeedFam-IPEC which we will discontinue, a $27.7 million decrease in the estimated fair value of amortizable intangible assets and a $9.4 million decrease in the estimated fair value of IPR&D costs. The increase in goodwill was also attributed to a higher purchase consideration due to an increase in the number of shares of common stock and stock options assumed, and the decrease in net assets of SpeedFam-IPEC due to its operating loss for the period from June 29, 2002 to December 6, 2002.

In-process Research and Development - Of the total purchase price as of December 6, 2002, approximately $9.0 million was allocated to IPR&D and was immediately written off as an acquired IPR&D charge in fiscal 2002. Projects which qualify as IPR&D have not yet reached technological feasibility and have no alternative future use. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no significant remaining risk relating to the development.

The value assigned to IPR&D was determined by considering the importance of each project to the overall development plan, estimating costs to develop the acquired IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by SpeedFam-IPEC and its competitors.

The rates utilized to discount the net cash flows to their present value were based on a weighted-average cost of capital determined by examining market information for several comparable companies. The weighted-average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 25% was deemed appropriate for valuing the IPR&D. The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. As a result, actual results may differ from estimates.

The allocated IPR&D as of December 6, 2002 decreased $9.4 million from the preliminary allocation of $18.4 million as of June 29, 2002, as noted in our Registration Statement on Form S-4/A filed with the SEC on November 1, 2002. The decrease was due to a change in the revenue estimates and projected cash flows of SpeedFam-IPEC.

Restructuring accrual - The restructuring accrual of $28.5 million consists of facility-related costs of $27.0 million, severance-related costs for involuntary terminations of $0.3 million and other costs associated with exiting certain activities of SpeedFam-IPEC of $1.2 million. The facility-related accrual was calculated net of estimated sublease income we expect to receive once we sublet the facilities that have been vacated. Sublease income is estimated based on current market quotes for similar properties. If we are unable to sublet these properties on a timely basis or are forced to sublet them at lower rates due to changes in the market conditions, we may have to adjust the purchase price allocation. For further discussion, see Note 8 to the Consolidated Financial Statements.

Deferred Compensation - The intrinsic value of unvested SpeedFam-IPEC options of approximately $3.1 million as of December 6, 2002 has been allocated to deferred compensation in the purchase price allocation. The deferred compensation will be amortized over the remaining vesting period of the options, which was approximately four years as of December 6, 2002. Stock options assumed in conjunction with the acquisition had exercise prices ranging from $11.22 — $324.53, with a weighted-average exercise price of $42.85 and a weighted-average remaining contractual life of five years. Approximately 755,000 of the approximately 1,145,000 shares of stock options assumed were fully vested.

Pro Forma Results - The following table represents the unaudited pro forma consolidated results of operations, assuming the acquisition of SpeedFam-IPEC was consummated as of the beginning of the periods presented. The pro forma information excludes $9.0 million of acquired IPR&D. The unaudited pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of fiscal 2001 or of future operating results. Due to different fiscal period ends, the combined operating results below consist of historical results of Novellus for the years ended December 31, 2002 and 2001 and historical results of SpeedFam-IPEC for the twelve months ended December 1, 2002 and 2001.

	(unaudited)
	Years ended December 31,

(in thousands, except per share data)	2002	2001

Net sales	$944,142	$1,516,381
Net (loss) income	(9,526)	55,115
Net (loss) income per share	$(0.06)	$0.36

Acquisition of GaSonics

On January 10, 2001, we acquired GaSonics. The transaction, accounted for as a pooling of interest, involved our acquisition of all outstanding shares of GaSonics in a stock-for-stock acquisition in exchange for approximately 9,240,000 shares of Novellus’ common stock. In addition, all outstanding options to purchase shares of GaSonics capital stock were automatically converted into options to purchase approximately 1,400,000 shares of Novellus’ common stock. Acquisition related costs of approximately $13.2 million were recorded in the first quarter of fiscal 2001 and were included in restructuring and other charges within our consolidated statement of operations.

The following is a reconciliation of the amounts of net sales and net income previously reported for the year ended December 31, 2000 with restated amounts (in thousands):

			Conforming
	Novellus	GaSonics	Adjustments	Combined

Year ended December 31, 2000:
Revenue	$1,173,731	$155,833	$(10,078)	$1,319,486
Net income	151,065	14,381	(16,066)	149,380

Conforming adjustments consist of an adjustment to the provision for income taxes for the realization of deferred tax assets in fiscal 2000 and adjustments related to adoption of SAB 101 and SAB 101 FAQ as of the beginning of GaSonics’ fiscal year 2000.

Acquisition of Gamma Precision Technology

On September 13, 2000, GaSonics completed its acquisition of Gamma Precision Technology (GPT), a global supplier of products and services used in the fabrication of advanced integrated circuits. GaSonics issued 340,900 shares of common stock (as adjusted for the acquisition exchange ratio of 0.52 of a Novellus share for each share of GaSonics) and paid approximately $21.5 million in cash in exchange for all outstanding GPT common stock, preferred stock, warrants and vested options. In connection with the acquisition, GaSonics recorded a $6.0 million charge to operating expenses relating to the write-off of in-process research and development, as certain products had not reached technological feasibility and, in management’s opinion, had no probable alternative future use. In addition, GaSonics assumed all unvested options. The total cost of the acquisition, including transaction costs, was approximately $34.9 million.

NOTE 8 RESTRUCTURING AND OTHER CHARGES

The components of restructuring and other charges are as follows (in thousands):

		Asset		Acquisition		Discontinued
	Facilities	Impairment	Severance	Expense	Total	Inventory

Restructuring charges for 2001	$33,818	$14,127	$—	$13,161	$61,106	$7,102
Cash payments	(952)	(1,745)	—	(13,161)	(15,858)	—
Non-cash charges	(6,017)	(12,382)	—	—	(18,399)	(7,102)

Balance at December 31, 2001	26,849	—	—	—	26,849	—
Restructuring charges for 2002	1,478	—	4,989	—	6,467	—
SpeedFam-IPEC related restructuring charges	27,024	—	251	1,253	28,528	—
Cash payments	(9,783)	—	(4,989)	—	(14,772)	—

Balance at December 31, 2002	$45,568	$—	$251	$1,253	$47,072	$—

In September 2001, we implemented a restructuring plan that was driven by the decline in sales orders due to the contraction of the semiconductor capital equipment market from calendar year 2000 levels and the need to improve our cost structure by consolidating excess facilities. As a result, we recorded restructuring and asset impairment charges totaling $55.0 million, of which $47.9 million is included in operating expense and $7.1 million is included in cost of sales. The restructuring charges consist of $33.8 million related to vacated facilities, $14.1 million of asset impairment charges and $7.1 million of discontinued inventory write-downs. Of the $14.1 million asset impairment charge, $9.5 million related to abandoned assets associated with the discontinuation of certain projects and $4.6 million related to the write-off of purchased technology.

The restructuring charges in 2002 include approximately $28.5 million incurred in connection with exiting activities of SpeedFam-IPEC that were recognized as liabilities assumed in the purchase business combination. These activities relate primarily to facility-related charges of $27.0 million, severance-related charges of $0.3 million and other costs associated with exiting activities of SpeedFam-IPEC of $1.2 million.

Facilities – The 2001 vacated facilities charge of $33.8 million relates to rent obligations after the abandonment of five corporate facilities in California, primarily San Jose, and eleven field offices located in Arizona, California, Florida, Washington, the Netherlands, Germany, Israel, Singapore and Japan, which are currently under long-term operating lease agreements. The abandoned corporate facilities are redundant facilities from the GaSonics acquisition. The closure of the field offices was due to a slowdown in the semiconductor capital equipment market. As of December 31, 2001, we estimated anticipated future sublease income of $4.5 million relating to the vacated facilities and offset the amount against the remaining lease payments. During the fourth quarter of 2002, an additional charge of $1.5 million was recorded due to a decrease in our future sublease income estimate. As of December 31, 2002, the estimated future sublease income was $3.0 million. Actual future cash requirements may differ materially from the accrual at December 31, 2002, particularly if actual sublease income is significantly different from current estimates.

The facility-related charges of $27.0 million in 2002 are attributable to the closure and/or subletting of excess SpeedFam-IPEC office space, primarily in the U.S. and Asia. The majority of the facility-related charges consisted of remaining rent obligations and restoration costs offset by estimated sublease income of approximately $44.1 million. The estimated costs of abandoning these leased facilities, including estimated sublease income, were based primarily on market information analyses provided by a commercial real estate brokerage firm retained by us. Net cash payments through December 31, 2002 related to abandoned SpeedFam-IPEC facilities amounted to $0.4 million. Actual future cash requirements could differ materially from the accrual at December 31, 2002, particularly if actual sublease income is significantly different from the current estimate. As of December 31, 2002, $26.6 million of SpeedFam-IPEC’s remaining facility-related liability is expected to be paid by the end of fiscal 2017.

Asset Impairment – In 2001, we abandoned assets and wrote off purchased technology of $14.1 million. The charge for abandoned assets of $9.5 million relates to the write-off of evaluation tools of $6.1 million, with the remaining balance pertaining to the write-off of certain assets related to two abandoned product lines and certain previous generation lab equipment. These items have been written off due to the fact that we do not expect future cash flows from them. The write-off of purchased technology of $4.6 million relates to technology purchased from a third party vendor for use in certain research and development projects. The purchased technology has been written off as these research and development projects have been cancelled and there is no future economic benefit pertaining to the purchased technology. The results of operations relating to these product lines were not material to our consolidated results of operations.

Severance – In the first and fourth quarters of 2002, we reduced our workforce by approximately 13.1% and 8.0% in response to market conditions, and accordingly recorded charges of $3.3 million and $1.7 million, respectively, primarily for the cost of severance compensation. These employee reductions affected approximately 500 people across all business functions, operating units and major geographic regions. As of December 31, 2002, significantly all severance benefits related to these reductions in workforce had been paid.

SpeedFam-IPEC’s severance-related charges of $0.3 million were attributable to workforce reductions in the U.S. and various international locations across many business functions and job classes. The charges include severance, payroll taxes and COBRA benefits. None of these severance-related charges had been paid as of December 31, 2002.

Acquisition Costs – In addition to the restructuring charges, we also incurred acquisition costs of $13.2 million related to the acquisition of GaSonics in the first quarter of fiscal 2001. These costs included professional fees, financial printing and other related costs. Additionally, these costs included charges related to the cancellation of various contracts and the write-off of certain redundant assets. At December 31, 2001, all expenses related to these accruals had been paid.

Other costs of $1.2 million recorded in 2002 primarily relate to fees and other exit costs associated with the closing of SpeedFam–IPEC foreign entities. These costs include legal and other professional fees.

Discontinued Inventory – The charge for discontinued inventory of $7.1 million in 2001 relates to the abandonment of two product lines. One product line was not a part of our core business strategy and the other, a PECVD product, has been replaced by a next-generation product. The results of operations relating to these product lines were not material to our consolidated results of operations.

The restructuring saved us approximately $38.8 million in fiscal 2002. Of the $38.8 million savings, $9.8 million relates to savings from vacated facilities and $29.0 million relates to savings from workforce reductions.

As of December 31, 2002, significantly all actions under the 2001 restructuring plan have been achieved, except for future rent obligations of $18.5 million, which are to be paid in cash over the next four years.

NOTE 9 CONVERTIBLE SUBORDINATED DEBENTURES

On December 6, 2002, in connection with the acquisition of SpeedFam-IPEC, we assumed SpeedFam-IPEC’s $115.0 million Convertible Subordinated Notes due in 2004. The notes were adjusted to their fair value of $116.4 million as of the acquisition date and accrued interest at a rate of 6.25%, which is payable semi-annually in March and September. The notes were subordinated to all existing and future senior indebtedness and could be converted into 3.3096 shares of Novellus’ common stock at a conversion price of $302.15 per $1,000 principal amount. We exercised our right to redeem the notes on January 8, 2003 at a redemption price of $117.1 million. The redemption price represents 101.786% of par value. In January 2003, we recognized approximately $0.6 million in expense for the difference between the fair value as of the acquisition date and the redemption price.

On July 26, 2001, we issued $880.0 million of Liquid Yield Option Notes ™ (LYONs) due July 26, 2031. The net proceeds after issuance costs (which were being amortized over 30 years) from the LYONs offering were $862.4 million. The LYONs are zero coupon, zero-yield subordinated debentures convertible into shares of Novellus’ common stock or redeemable for cash by the security holder, subject to specified conditions as set forth in the indenture.

On July 26, 2002, the holders of the LYONs exercised their option to require us to repurchase the LYONs for $1,000 in cash each on such date, or approximately $880.0 million for substantially all of the outstanding LYONs. We used restricted short-term investments, which had matured to $880.0 million, to repurchase the LYONs. We recorded a charge of approximately $17.0 million in other expense for the remaining unamortized issuance costs related to the LYONs.

NOTE 10 COMMITMENTS

We lease nearly all of our facilities under operating leases, including synthetic leases, which expire at various dates through 2017. A synthetic lease is a form of operating lease wherein a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. The lessor generally borrows the balance of the funds necessary to fund the acquisition and construction. Under our synthetic lease agreements, we are obligated to lend approximately 87% of the cost of the leased asset to the lessor upon completion of construction. The leases with this requirement are known as defeased or self-funded transactions. Additionally, our synthetic leases require us to maintain collateral for the benefit of the lessor.

San Jose, California

The San Jose lease agreement covers 13 properties located in and around San Jose, California, including manufacturing, research and development, and administrative facilities, as well as our corporate headquarters. The lease has a term of five years beginning in September 2001 and covers properties with original values of approximately $293.2 million. The lease agreement requires the lessor to provide 3.5% of at-risk equity throughout the term of the lease. The remaining 96.5% of the lessor’s financing was in the form of debt, including $257.0 million loaned to the lessor which is classified as notes receivable on our balance sheet. We have also provided the lessor with $36.2 million in collateral, which is classified within other assets on our consolidated balance sheet.

Under the lease agreement, we have the right to purchase the properties at any time prior to the expiration date of the lease for an amount that equals the total lease financing amount of $293.2 million plus any current rent due and payable. At the end of the lease term, we may renew the lease for up to three additional years with the lessor’s consent, refinance the lease, purchase the properties under a purchase option or arrange to sell the properties to a third party. If we choose the sale option, we will be obligated to the lessor up to the amount of the residual value guarantee if the sale price falls below the lease financing amount. The aggregate residual value guarantee related to the San Jose properties is approximately $258.2 million as of December 31, 2002, and represents an off-balance sheet contingent liability for which we do not believe that we have any significant exposure as discussed below.

Rent payments under the San Jose lease agreement are based on the net outstanding lease balance, which includes the cost of the leased properties, less the amount defeased by us, multiplied by either a fixed rate or the London Interbank Offer Rate (LIBOR) plus an applicable margin. As of December 31, 2002, the net outstanding lease balance and the amount we have defeased were $293.2 million, and $257.0 million, respectively. Rent expense and interest income on the lease balance includes $8.0 million of imputed amounts at rates of 2% to 4% for the year ended December 31, 2002. Imputed amounts result from the application of a deemed market rate of interest on loan balances, including the lease receivable from the lessor, which is non-interest bearing, and a portion of the collateral, which is interest bearing at lower than the deemed market rate of interest. Our lease receivable from the lessor is repayable in full only if we choose the sale option at the end of the lease term and successfully sell the properties for amounts in excess of the cost. Our collateral is available to the lessor upon default, with certain exceptions.

Tualatin, Oregon

On April 18, 2001, we entered into a synthetic lease agreement for the development of a manufacturing, research and development, and administrative facility to be constructed on 23 acres of land we own in Tualatin, Oregon. We have leased the land to the lessor under a long-term ground lease. Construction was completed at the Tualatin site in May 2002. The construction costs totaled $163.2 million and were fully financed by the lessor. The lease agreement requires the lessor to maintain 3% of at-risk equity throughout the term of the lease. The lessor financed the balance of the construction costs with debt. Upon completion of construction, we defeased $140.4 million of the lessor’s debt financing in the form of a non-interest bearing loan to the lessor, which is included in notes receivable on our balance sheet at December 31, 2002. We have also provided $22.8 million in collateral held by the lessor to cover the remainder of the lease financing, which is classified as other assets on our consolidated balance sheet.

We have the right to purchase the property at any time prior to the expiration date of the lease for an amount that equals the total lease financing amount of $163.2 million, plus any current rent due and payable. At the end of the five-year lease term, we may renew the lease for up to three additional years with the lessor’s consent, purchase the property under the purchase option for an amount equal to the total lease financing amount or arrange to sell the property to a third party. If we choose the sale option, we will be obligated to the lessor up to the amount of the residual value guarantee if the sale price falls below the lease financing amount. The residual value guarantee related to the Tualatin property is approximately $140.4 million as of December 31, 2002 and represents an off-balance sheet contingent liability for which we do not believe that we have any significant exposure as discussed below.

Rent payments under the Tualatin lease agreement are based on the net outstanding lease balance, which includes the cost of the leased properties, less the amount defeased by us, multiplied by either a fixed rate or LIBOR, plus an applicable margin. As of December 31, 2002, the net outstanding lease balance and the amount we have defeased were $163.2 million and $140.4 million, respectively. Rent expense and interest income on the lease balance includes $2.9 million of imputed amounts at rates of 2% to 4% for the year ended December 31, 2002. Imputed amounts result from the application of a deemed market rate of interest on loan balances, including the lease receivable from the lessor, which is non-interest bearing, and a portion of the collateral, which is interest bearing at lower than the deemed market rate of interest. Our lease receivable from the lessor is repayable in full only if we choose the sale option at the end of the lease term and successfully sell the property for an amount in excess of the cost. Our collateral is available to the lessor upon default, with certain exceptions.

Summary information about our synthetic lease arrangements is as follows as of December 31, 2002 (currency amounts in thousands):

Property	Number of	Total Lease	Novellus	Net Lease	Collateral	Residual Value
Location	Properties	Financing	Participation	Financing	Value	Guarantee

San Jose, CA	13	$293,183	$257,042	$36,141	$36,141	$258,220
Tualatin, OR	1	163,241	140,387	22,854	22,854	140,387

	14	$456,424	$397,429	$58,995	$58,995	$398,607

If we purchase the San Jose and Tualatin properties at the end of their respective lease terms or earlier, the transactions would increase property and equipment by the lower of the purchase option price or the then fair value of the purchased properties. As of December 31, 2002, we believe that the fair market value for each property exceeds the purchase option price for each property. We estimate the cumulative fair value of all properties to be approximately $456.4 million as of December 31, 2002. Upon purchase of the facilities, our note receivable and collateral would be returned to us as cash or used to offset the purchase price of the properties. As a result of the purchase, depreciation expense would increase by approximately $30.0 million to $35.0 million per year, and rent expense and interest income would each decrease by approximately $12.6 million per year, based on current interest rates.

Under the FASB’s new rule, FIN 46, if the lessee under a synthetic lease is the primary beneficiary of a variable interest entity which leases property to the lessee, the lessee would be required to consolidate the variable interest entity. We are currently evaluating our synthetic leases and seeking additional information from the lessor and its advisors as to whether the lessor should be characterized as a variable interest entity. Consequently, we have not yet concluded whether it is reasonably possible that we would be required to record the specific assets and liabilities associated with our synthetic leases in our financial statements for our third fiscal quarter beginning June 29, 2003. In the event the leasing structures used in synthetic leases qualify as variable interest entities, we would seek to refinance with entities with whom we would not be required to consolidate or purchase the properties by exercising our purchase option.

The following table summarizes our future minimum lease payments under all non-cancelable operating leases, including synthetic leases, and future sublease income under non-cancelable subleases. Amounts payable under the synthetic leases exclude any payments under residual value guarantees and relate only to the net lease financing amounts. In addition, payments under the synthetic leases are subject to changes in LIBOR and have been included in the table using interest rates as of December 31, 2002 (in thousands):

2003	$27,132
2004	27,185
2005	26,540
2006	18,966
2007	5,933
Thereafter	45,499

151,255
Less: future sublease income	43,097

Total minimum lease payments	$108,158

Rent expense was approximately $17.8 million, $16.9 million and $20.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, net of sublease income of $7.4 million, $7.2 million and $8.1 million, respectively.

Restrictive Covenants

The synthetic lease agreements contain certain restrictive covenants, which include quick ratio and tangible net worth tests. We were in compliance with these covenants at December 31, 2002. If we had not complied with these covenants, the lessor could have terminated the leases, resulting in an acceleration of our purchase obligation, in which case our residual value guarantee would equal 100% of the lease balances.

Lines of Credit

Our subsidiaries, Novellus Systems, Japan and Novellus Systems, Korea, have available lines of credit with various banks for a total of $36.7 million. These credit facilities bear interest at various rates, expire at various dates through December 2003 and are used for general corporate purposes. As of December 31, 2001, amounts outstanding under these lines of credit were $26.2 million, at an annual weighted-average interest rate of 0.62%. There were no outstanding balances under these lines of credit as of December 31, 2002.

NOTE 11 LITIGATION

Applied Materials, Inc.

On June 13, 1997, we agreed to purchase the Thin Film Systems (TFS) business of Varian Associates, Inc. On the same day, Applied Materials, Inc. sued Varian in the United States District Court for the Northern District of California for alleged patent infringement concerning several of its physical vapor deposition (PVD) patents (the Applied Patents).

On June 23, 1997, we sued Applied in the United States District Court for the Northern District of California, claiming infringement by Applied of several of our PVD patents acquired from Varian in the TFS purchase. Applied has filed counterclaims in this suit, alleging that we infringed the Applied Patents. We are seeking an injunction against future infringement by Applied, damages for past infringement and treble damages for alleged willful infringement.

On July 7, 1997, Applied amended its complaint in its suit against Varian to add Novellus as a defendant. We have requested that the Court dismiss us as a defendant in this suit. The Court has not yet ruled on the request or required us to file an answer in this lawsuit.

The relief requested by Applied in both suits includes a permanent injunction against future infringement, damages for alleged past infringement and treble damages for alleged willful infringement.

We believe that we have meritorious claims against Applied. We also believe that there are meritorious defenses to Applied’s allegations, including the defense that our operations and products (including TFS products and systems) do not infringe the Applied Patents, and that the Applied Patents are invalid, unenforceable or both. As a result of court rulings adverse to Applied, and in light of certain indemnity obligations undertaken by Varian, which include reimbursement of certain legal expenses and a portion of any losses incurred from this litigation, we do not believe that Applied’s claims will have a material adverse effect on our business, financial condition or results of operations.

Semitool, Inc.

On August 10, 1998, Semitool, Inc. sued us for patent infringement in the United States District Court for the Northern District of California. Semitool alleges patent infringement concerning several patents related to our SABRE and SABRE xT systems for depositing copper layers on semiconductor wafers. Semitool seeks an injunction against the manufacture and sale of the SABRE and SABRE xT systems by us, and damages for alleged past infringement. Semitool also seeks treble damages for alleged willful infringement.

On March 17, 2000, the District Court granted us a motion for summary judgment of non-infringement and ruled that our SABRE and SABRE xT systems do not infringe Semitool’s patents. On May 15, 2000, Semitool appealed this ruling to the United States Court of Appeals for the Federal Circuit. On June 8, 2001, the Court of Appeals affirmed the judgment of non-infringement. On September 6, 2001, Semitool then filed a petition with the United States Supreme Court to review the judgment of the Court of Appeals. The Supreme Court vacated the Court of Appeal’s opinion and remanded the case to the Court of Appeals for further consideration. On July 23, 2002, the Court of Appeals again affirmed the District Court’s judgment of non-infringement.

On June 11, 2001, Semitool again sued us for patent infringement in the United States District Court for the District of Oregon. In this second lawsuit, Semitool alleges that we infringed one of Semitool’s patents related to our SABRE and SABRE xT systems. Semitool seeks an injunction against future infringement by us, damages for past infringement, and treble damages for alleged willful infringement.

On November 13, 2001, we countersued Semitool for patent infringement in the United States District Court for the District of Oregon. We alleged that Semitool infringed certain patents related to the SABRE and SABRE xT systems. We seek an injunction against Semitool, damages for past infringement, and treble damages for willful infringement by Semitool.

This litigation is in its early stages, and therefore is inherently difficult to assess. We believe that we have meritorious claims against Semitool, and that this litigation will not have a material adverse impact on our business, financial condition or results of operations. However, the outcome of patent disputes is often affected by uncertainty in the resolution of complex issues of fact and law. If Semitool were to prevail against us, the adverse effect on our business, financial condition or results of operations could be material.

Plasma Physics Corporation and Solar Physics Corporation

On June 14, 2002, certain of our customers, including Agilent Technologies, Inc., Micron Technology, Inc., Agere Systems, Inc., National Semiconductor Corporation, Koninklijke Philips Electronics N.V., Texas Instruments, Inc., ST Microelectronics, Inc., LSI Logic Corporation, International Business Machines Corporation, Conexant Systems, Inc., Motorola, Inc., Advanced Micro Devices, Inc. and Analog Devices Inc., were sued for patent infringement by Plasma Physics Corporation and Solar Physics Corporation. We have not been sued by Plasma Physics, Solar Physics, or any other party in connection with any allegation of patent infringement by Plasma Physics or Solar Physics. Certain defendants in the case have notified us that they believe that we have indemnification obligations and liability relating to these lawsuits. We believe that this matter will not have a material adverse impact on our financial condition or results of operations. There can be no assurance, however, that we will not be sued in the future in connection with the allegations of patent infringement made by Plasma Physics and Solar Physics or that, if we are sued, we will prevail in any such lawsuit. If a party were to file such a lawsuit and prevail against us the adverse impact on our business, financial condition or results of operations could be material.

Linear Technology Corporation

On March 12, 2002, Linear Technology Corporation filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. We filed a demurrer to Linear’s complaint.

This litigation is in its early stages and therefore inherently difficult to assess. We believe that this litigation will not have a material adverse impact on our financial condition or results of operations. However, the outcome of patent disputes is often affected by uncertainty in the resolution of complex issues of fact and law. If Linear were to prevail against us, the adverse effect on our business, financial condition or results of operations could be material.

Other Litigation

We are a defendant or plaintiff in various actions that arose in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

NOTE 12 INCOME TAXES

Significant components of the provision for income taxes attributable to income before income taxes and cumulative effect of a change in accounting principle are as follows (in thousands):

	Years ended December 31,

	2002	2001	2000

Federal
Current	$(41,842)	$(40,645)	$92,781
Deferred	19,346	72,765	(37,681)

	(22,496)	32,120	55,100

State
Current	377	864	9,552
Deferred	(8,853)	70	(3,697)

	(8,476)	934	5,855
Foreign
Current	11,544	6,816	9,794
Income tax benefits attributable to employee stock plan activity allocated to shareholders’ equity	19,428	25,037	40,247

Total provision for income taxes	$—	$64,907	$110,996

Pre-tax income from foreign operations was approximately $18.0 million, $15.0 million and $31.0 million in 2002, 2001 and 2000, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Financial valuation accounts	$42,716	$16,542
Expenses not currently deductible	27,869	41,402
Capitalized in-process research and development	29,826	27,282
Deferred profit	25,527	22,729
Net Operating Loss carryforwards	71,374	—
Credits	29,188	—
Other	—	9,590

Total deferred tax assets	226,500	117,545
Valuation allowance	(57,028)	(7,628)

Deferred tax assets, net of valuation allowance	169,472	109,917
Deferred tax liabilities:
Depreciation	(69,246)	(44,823)
Other	(29)	—

Total net deferred tax assets	$100,197	$65,094

The net increase in the valuation allowance was $49.4 million during the year ended December 31, 2002. This includes an increase of $52.5 million related to the acquired deferred tax assets of SpeedFam-IPEC, which will be credited to goodwill when realized. It also includes a decrease of $3.1 million related to the amortization deduction realized on in-process technology purchased in a prior year.

At December 31, 2002, we had federal and state tax credit carryforwards of approximately $11.8 million and $17.4 million, respectively. The federal tax credit carryforwards expire in years 2006 through 2022. Of the state tax credit carryforwards, $15.4 million carry forward indefinitely and $2.0 million expire in 2009 and 2010.

The provision for income taxes differs from the provision calculated by applying the federal statutory tax rate to income before income taxes, and cumulative effect of a change in accounting principle, because of the following (in thousands):

	Years ended December 31,

	2002	2001	2000

Expected provision at 35%	$8,022	$73,282	$122,557
State tax, net of federal benefit	(3,975)	2,886	8,307
Research and development credits	(5,144)	(6,783)	(6,490)
Export sales incentive	(1,199)	(7,328)	(13,663)
Valuation allowance decrease	(3,100)	(3,100)	(3,100)
Write-off of acquired IPR&D	3,151	—	—
Other	2,245	5,950	3,385

Total provision for income taxes	$—	$64,907	$110,996

NOTE 13 SHAREHOLDERS’ EQUITY

Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of related taxes are as follows (in thousands):

	December 31,

	2002	2001

Foreign currency translation adjustments	$(1,461)	$(2,175)
Unrealized gain (loss) on available-for-sale securities, net of tax	(285)	3,701

Accumulated other comprehensive (loss) income	$(1,746)	$1,526

Common Stock Repurchase Program

Through December 1998, the Board of Directors approved plans to repurchase up to 10,460,000 shares of common stock for issuance in future employee benefit and compensation plans and other requirements. In October 2000, GaSonics and Novellus announced that their respective Boards of Directors had rescinded the authorization for the purchase of common stock under the common stock purchase program, through which time a total of 4,873,000 shares were repurchased.

On September 19, 2001, we announced that our Board of Directors authorized a stock repurchase program of up to $500 million over the next two years. As of December 31, 2002, 3,190,000 shares, or $78.2 million of common stock, has been repurchased under this program.

NOTE 14 EMPLOYEE BENEFIT PLANS

Employee Stock Option Plans

We grant options to employees under several stock option plans. Under the 1992 Stock Option Plan, which expired in fiscal 2002, options to purchase up to 33.3 million shares of Novellus’ common stock were made available for grant at not less than fair market value. In May 2001, our shareholders approved the 2001 Stock Incentive Plan, the terms of which reserve 6,360,000 shares of common stock for future issuance. In December 2001, the Board of Directors approved the reservation of 6,000,000 shares of common stock for future issuance under the 2001 Non-Qualified Option Plan. In fiscal 2002, an additional 4,500,000 shares of common stock were reserved for future issuance under the 2001 Non-Qualified Option Plan. Options generally vest ratably over a four-year period on the anniversary of the date of grant or as determined by the Board of Directors. Stock options expire ten years after the date of grant. In addition, we also award restricted stock to our employees from our 1992 Stock Option Plan and our 2001 Stock Incentive Plan. We awarded a total of 252,100 shares of common stock under our 1992 Stock Option Plan, of which 132,100 shares of common stock remain outstanding as of December 31, 2002. We awarded a total of 100,000 shares of common stock under our 2001 Stock Incentive Plan, of which 95,000 shares of common stock remain outstanding as of December 31, 2002.

Pursuant to the terms of the SpeedFam-IPEC acquisition agreement, we assumed SpeedFam-IPEC’s 1991 Employee Incentive Stock Option Plan, 1992 Stock Option Plan, 1995 Stock Plan, 2001 Nonstatutory Stock Option Plan and Stand-Alone Nonstatutory Stock Option Agreement. These plans accounted for approximately 1,675,000 shares of common stock, of which 530,000 had not been granted as of the acquisition date of December 6, 2002. These shares have been included in the stock option rollforward table presented below.

We have adopted the disclosure-only provisions of SFAS 123, and accordingly, no expense has been recognized for options granted to employees under the Plan. We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, our pro forma net income (loss) and net income (loss) per share would be as follows (in thousands, except per share data):

	Years ended December 31,

	2002	2001	2000

Net income as reported	$22,920	$144,470	$154,064
Add back:
Intrinsic value method expense included in reported net income, net of related tax	1,178	1,175	1,216
Less:
Fair value method expense, net of related tax	(70,232)	(68,478)	(41,869)

Pro-forma net (loss) income	$(46,134)	$77,167	$113,411

Pro-forma basic net (loss) income per share	$(0.32)	$0.53	$0.88
Pro-forma diluted net (loss) income per share	$(0.32)	$0.49	$0.82

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in 2002, 2001 and 2000:

	2002	2001	2000

Dividend yield	None	None	None
Expected volatility	0.85	0.85	0.83
Risk free interest rate	3.1%	4.1%	6.2%
Expected lives	3.1 years	3.3 years	3.3 years

The weighted-average fair value of options granted during the year was $17.67, $22.85 and $21.50 for 2002, 2001 and 2000, respectively. The effects of applying SFAS 123 on pro forma disclosures are not likely to be representative of the effects on pro forma disclosures of future years.

The pro forma net income and earnings per share listed above include expense related to our Employee Stock Purchase Plans. The fair value of issuance under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions for issuance made in 2002, 2001 and 2000:

	2002	2001	2000

Dividend yield	None	None	None
Expected volatility	0.72	0.81	1.03
Risk free interest rate	2.0%	4.2%	6.4%
Expected lives	1/2 year	1/2 year	1/2 year

The weighted average fair value of purchase rights granted during the year was $12.88, $16.76 and $21.66 for 2002, 2001 and 2000, respectively.

Information with respect to stock option activity is as follows (in thousands, except per share data):

	Options Outstanding

	Shares		Weighted-
	available	Number of	average
	for grant	shares	exercise price

Balances at December 31, 1999	1,855	17,222	$16.11
Additional authorization	6,195	—	—
Options granted	(5,022)	5,022	$37.44
Options exercised	—	(3,155)	$10.32
Options canceled	1,095	(1,095)	$26.23

Balances at December 31, 2000	4,123	17,994	$22.47
Additional authorization	12,122	—	—
Options granted	(7,614)	7,614	$39.85
Options exercised	—	(2,506)	$14.04
Options canceled	543	(543)	$32.64

Balances at December 31, 2001	9,174	22,559	$29.04
Additional authorization	4,500	—	—
Assumption of SpeedFam-IPEC options	530	1,145	$42.85
Options granted	(6,292)	6,292	$33.34
Options exercised	—	(2,485)	$15.23
Options expired	(513)	—	$35.71
Options canceled	1,455	(1,455)	$36.58

Balances at December 31, 2002	8,854	26,056	$31.16

The following table summarizes information about stock options outstanding as of December 31, 2002 (share data in thousands):

Options Outstanding				Options Exercisable

		Weighted-Average
	Options Outstanding	Remaining		Options
	at December 31,	Contractual Life	Weighted-Average	Exercisable at	Weighted-Average
Range of Exercise Prices	2002	(years)	Exercise Price	December 31, 2002	Exercise Price

$4.69 - $25.08	5,493	5.48	$14.69	4,779	$14.07
$25.10 - $28.00	3,736	7.32	$25.93	2,499	$25.85
$28.16 - $30.25	7,276	9.16	$29.63	1,370	$30.21
$30.65 - $38.70	6,001	8.97	$38.12	1,378	$38.35
$38.87 - $324.53	3,550	7.63	$53.52	1,390	$59.71

$4.69 - $324.53	26,056	7.87	$31.16	11,416	$27.07

The range of option exercise prices for options outstanding at December 31, 2002 is wide, primarily due to the impact of assumed options of acquired companies that had experienced significant price fluctuations.

Employee Stock Purchase Plans

In December 1988 and May 1992, we adopted qualified Employee Stock Purchase Plans, referred to herein as the Purchase Plans, under Sections 421 and 423 of the Internal Revenue Code, and reserved 1,200,000 and 900,000 shares of common stock for issuance under the respective Purchase Plans. In April 1998, the Board of Directors approved amendments to the Purchase Plans, which were subsequently ratified by shareholders, increasing the number of shares available for issuance thereunder from 2,100,000 shares to 2,850,000 shares. In April 1999, the Board of Directors approved amendments to the Purchase Plans, which were subsequently ratified by shareholders, increasing the number of shares available for issuance thereunder from 2,850,000 shares to 3,900,000 shares. Under the Purchase Plans, qualified employees are entitled to purchase shares at 85% of the fair market value on specified dates. There were approximately 366,000, 309,000 and 237,000 shares issued under the Purchase Plans in 2002, 2001 and 2000, respectively. In fiscal 2002, an additional 1,000,000 shares of common stock were reserved for future issuance under the Purchase Plans. As of December 31, 2002, approximately 1,051,000 shares were reserved for future issuance under the Purchase Plans.

Prior to our acquisition with GaSonics, GaSonics adopted the 1994 Employee Stock Purchase Plan, or the GaSonics Plan. Participants in this plan were able to purchase shares at 85% of the lower of the fair value of the common stock on the participant’s entry date into the offering period or the fair market value on the semi-annual purchase date. As of December 31, 2000, 379,000 shares were reserved for future issuance under the GaSonics Plan. There were approximately 49,000 and 89,000 shares issued under the GaSonics Plan in 2000 and 1999, respectively. Upon our acquisition of GaSonics in January 2001, the GaSonics Plan was liquidated.

Employee Savings and Retirement Plan

We maintain a 401(k) retirement savings plan for our full-time employees. Participants in the 401(k) plan may contribute up to 20% of their annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. In January 2000, we announced that we would contribute a percentage of each participating employee’s salary deferral contributions, up to a maximum of $2,000, or 50% of the first 6% of an employee’s annual compensation. Our matching contributions are invested in Novellus common stock and become fully vested at the end of the employee’s third year of service beginning on January 1, 2000. We recorded $3.6 million, $4.7 million and $3.3 million of expense in connection with matching contributions under the 401(k) plan for the years ended December 31, 2002, 2001 and 2000, respectively.

Before our acquisition of GaSonics, GaSonics maintained a 401(k) benefit plan that covered all employees who met certain requirements. The GaSonics 401(k) Plan included a deferred compensation arrangement that permitted participants to make elective contributions. Contributions made by GaSonics employees were at the discretion of the GaSonics Board of Directors and were not material in 2000 and 1999. Upon consummation of the GaSonics acquisition in January 2001, GaSonics 401(k) plan was terminated.

NOTE 15 GEOGRAPHIC INFORMATION REPORTING AND MAJOR CUSTOMERS

We operate primarily in one segment, the manufacturing, marketing and servicing of semiconductor wafer fabrication equipment for thin film deposition, surface preparation and CMP systems. In accordance with SFAS No. 131, our chief operating decision-maker is the Chairman of the Board of Directors and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. All material operating units qualify for aggregation under SFAS No. 131, due to their identical customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. Since we operate in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.

For the year ended December 31, 2002, four customers accounted for 17%, 11%, 11% and 10% of our net sales, respectively. One customer accounted for 16% of our net sales for the year ended December 31, 2001. For the year ended December 31, 2000, two customers accounted for 14% and 10% of our net sales, respectively.

For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived property, plant and equipment, goodwill and other intangible assets are attributed to the geographic location in which they are located.

The following is a summary of operations in geographic areas (in thousands):

2002	North America	Europe	Asian Region	Eliminations	Consolidated

Sales to unaffiliated customers	$719,957	$8,031	$111,970	$—	$839,958
Transfers between geographic locations	14,349	13,898	33,665	(61,912)	—

Total net sales	734,306	21,929	145,635	(61,912)	839,958

Operating (loss) income	$(47,548)	$37,017	$4,730	$—	$(5,801)

Long-lived assets	175,095	3,815	1,016	—	179,926
All other identifiable assets	2,190,365	15,717	107,986	—	2,314,068

Total assets	$2,365,460	$19,532	$109,002	$—	$2,493,994

2001	North America	Europe	Asian Region	Eliminations	Consolidated

Sales to unaffiliated customers	$1,165,923	$7,425	$165,974	$—	$1,339,322
Transfers between geographic locations	84,257	16,185	33,347	(133,789)	—

Total net sales	1,250,180	23,610	199,321	(133,789)	1,339,322

Operating Income	$135,137	$2,170	$14,677	$—	$151,984

Long-lived assets	172,494	608	4,499	—	177,601
All other identifiable assets	2,758,827	5,475	89,221	—	2,853,523

Total assets	$2,931,321	$6,083	$93,720	$—	$3,031,124

2000	North America	Europe	Asian Region	Eliminations	Consolidated

Sales to unaffiliated customers	$1,047,387	$9,726	$262,373	$—	$1,319,486
Transfers between geographic locations	158,258	13,387	33,994	(205,639)	—

Total net sales	1,205,645	23,113	296,367	(205,639)	1,319,486
Operating income	$261,560	$1,827	$30,173	$274	$293,834

Long-lived assets	137,972	327	10,083	—	148,382
All other identifiable assets	1,894,053	6,200	158,314	(1,475)	2,057,092

Total assets	$2,032,025	$6,527	$168,397	$(1,475)	$2,205,474

Revenue for each geographic area is recognized from the locations within a designated geographic region in accordance with SAB 101. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit.

NOTE 16 BAD DEBT WRITE-OFF (RECOVERY)

In September 2001, we determined that, due to the financial difficulties facing one of our customers, an outstanding accounts receivable balance was at risk for collection. Accordingly, we recorded a write-off of $7.7 million. In the first quarter of 2002, all amounts under this accounts receivable balance were paid, resulting in a recovery of $7.7 million.

NOTE 17 RELATED PARTY TRANSACTIONS

Beginning in March 2002, we lease an aircraft from NVLS I, LLC, a third-party entity wholly-owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expense of approximately $0.2 million, for the year ended December 31, 2002.

A member of our Board of Directors, D. James Guzy, is also a member of the Board of Directors of Intel Corporation, one of our significant customers. Intel Corporation represented approximately 11%, 16% and 14% of net sales for the years ended December 31, 2002, 2001 and 2000, respectively. Intel Corporation also accounted for 18% and 14% of our accounts receivable as of December 31, 2002 and 2001, respectively.

From time to time we have made secured relocation loans to our executive officers, vice presidents and key personnel. As of December 31, 2002, we do not have any outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we do have outstanding loans to non-executive vice presidents and key personnel. As of

December 31, 2002 and 2001, the total outstanding balance of loans to certain vice-presidents and key personnel was approximately $5.7 million and $4.9 million, respectively. Of the $5.7 million of loans outstanding at December 31, 2002, $5.5 million were secured by collateral.

NOTE 18 QUARTERLY FINANCIAL DATA (UNAUDITED)

		Year ended December 31, 2002

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Net sales	$169,679	$222,147	$230,495	$217,637
Gross profit	$71,350	$101,564	$109,382	$96,048
Net income	$3,836	$12,013	$4,083	$2,988
Basic net income per share	$0.03	$0.08	$0.03	$0.02
Diluted net income per share	$0.03	$0.08	$0.03	$0.02
Shares used in basic per share calculations	144,255	145,120	143,691	144,416
Shares used in diluted per share calculations	150,624	151,053	146,094	147,219

		Year ended December 31, 2001

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

Net sales	$458,705	$376,899	$303,687	$200,031
Gross profit	$254,985	$199,624	$140,138	$96,604
Net income (loss)	$82,102	$59,221	$(14,019)	$17,166
Basic net income (loss) per share	$0.58	$0.42	$(0.10)	$0.12
Diluted net income (loss) per share	$0.55	$0.40	$(0.10)	$0.12
Shares used in basic per share calculations	141,009	142,267	143,218	143,354
Shares used in diluted per share calculations	148,108	149,643	143,218	148,459

(1)	Net income for the fourth quarter of 2001 includes the benefit of a pre-tax $25.4 million, or $0.12 per diluted share, for the reversal of bonus and profit sharing expense recorded in the first three quarters of 2001.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Novellus Systems, Inc.

We have audited the accompanying consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). The consolidated financial statements give retroactive effect to the acquisition of GaSonics International Corporation by Novellus Systems, Inc. on January 10, 2001, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 2000 financial statements of GaSonics International Corporation, which statements reflect total net sales constituting 11% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for GaSonics International Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novellus Systems, Inc. as of December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, in 2000, Novellus changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” As discussed in Note 6 to the consolidated financial statements, in 2002, Novellus changed its method of accounting for goodwill and other intangible assets in accordance with guidance provided in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

San Jose, California
January 20, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under “Proposal No. 1: Election of Directors,” “Other Information - Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement, to be filed in connection with our 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under “Other Information - Executive Compensation” in our Proxy Statement, to be filed in connection with our 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under “Other Information - Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, to be filed in connection with our 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under “Other Information - Certain Transactions” in our Proxy Statement, to be filed in connection with our 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Annual Evaluation of Our Disclosure Controls and Internal Controls

Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission, or the SEC, require that in this section of the Annual Report on Form 10-K, we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based on and as of the date of the controls evaluation.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this Annual Report on Form 10-K there are certifications of the Chief Executive Officer and the Chief Financial Officer. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report is the information concerning the controls evaluation referred to in the

Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

The company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our disclosure controls and our internal controls by our Chief Executive Officer and our Chief Financial Officer included a review of controls implemented by the Company and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by our outsourced internal audit department, by other personnel in our finance department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls. This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer require that the Chief Executive Officer and the Chief Financial Officer disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report on Form 10-K. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions.” These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation and, in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures. In accordance with SEC requirements, the Chief Executive Officer and the Chief Financial Officer note that, since the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the controls evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer and the Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)              The following documents are filed as part of this report:

(1)	Financial Statements and Report of Ernst & Young LLP, Independent Auditors
Consolidated Statements of Operations - Years Ended December 31, 2002, 2001, and 2000.
Consolidated Balance Sheets at December 31, 2002 and 2001.
Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001, and 2000.
Consolidated Statement of Shareholders’ Equity - Years Ended December 31, 2002, 2001 and 2000.
Notes to Consolidated Financial Statements.
Report of Ernst & Young LLP, Independent Auditors.

(2)	Financial Statement Schedules
The following financial statement schedule is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:
Schedule II - Valuation and Qualifying Accounts.
All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.1(1)	Agreement and Plan of Reorganization by and among Novellus Systems, Inc., NHL Acquisition-Sub, Inc. and SpeedFam-IPEC, Inc. dated August 11, 2002.

3.1(2)	Amended and Restated Articles of Incorporation of Novellus.

3.2(3)	Form of Bylaws of Novellus, as amended.

4.1	Indenture between Integrated Process Equipment Corp. and State Street Bank and Trust Company of California, N.A. dated September 15, 1997, as guaranteed by Novellus.

4.2	First Supplemental Indenture by and among Integrated Process Equipment Corp., SpeedFam-IPEC, Inc. and State Street Bank and Trust Company of California, N.A. dated April 6, 1999, as guaranteed by Novellus.

4.3	Registration Rights Agreement between Integrated Process Equipment Corp. and the Initial Purchasers dated September 15, 1997, as guaranteed by Novellus.

4.4	Specimen of 6 1/4% Convertible Subordinated Note due 2004 in the amount of $115,000,000 issued by Integrated Process Equipment Corp. on September 17, 1997, as guaranteed by Novellus.

4.5	Second Supplemental Indenture by and among SpeedFam-IPEC Corporation f/k/a Integrated Process Equipment Corp., SpeedFam-IPEC, Inc., Novellus Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated December 6, 2002.

8.1(4)	Written opinion regarding tax matters associated with the Liquid Yield Option™ Notes issued by Shearman & Sterling dated September 25, 2001.

10.3(5)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.4(6)	Sublease (Portion of Unit 9, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.5(7)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.8(8)	Settlement Agreement by and between Applied Materials, Inc. and Novellus dated May 4, 1997. Confidential treatment has been granted with respect to portions of this Exhibit.

*10.9(9)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.

*10.10(10)	Form of Restated Stock Purchase Agreement between Novellus and Jeff Benzing, Wilbert van den Hoek and certain other employees of Novellus dated December 16, 1999.

*10.11(11)	Novellus’ 1992 Employee Stock Purchase Plan.

*10.12(12)	Form of Directors and Officers Indemnification Agreement.

*10.13(13)	Employment Agreement between Novellus and Peter Hanley dated June 15, 1992.

*10.14(14)	Offer Letter Agreement between Novellus and Richard S. Hill dated November 1, 1993.

*10.15(15)	Employment Agreement between Novellus and Richard S. Hill dated October 1, 1998.

*10.16(16)	Amendment to Employment Agreement between Novellus and Richard S. Hill dated December 16, 1999.

*10.17(16)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 16, 1999.

*10.18(17)	Employment Agreement between Novellus and Asuri Raghavan dated January 12, 2001.

*10.19(18)	GaSonics International Corporation Amended and Restated 1994 Stock Option/Stock Issuance Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.20(19)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.21(20)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.

*10.22(21)	Form of Light Industrial Lease between Teachers Insurance and Annuity Association of America and GaSonics, Inc. for office space at 2730 Junction Avenue, San Jose, California.

10.23(22)	Participation Agreement among Novellus Systems, Inc., ABN AMRO Leasing, Inc., the participants named therein and ABN AMRO Bank N.V. dated April 18, 2001.

10.24(23)	Novellus Systems, Inc. 2001 Stock Incentive Plan dated May 11, 2001, together with forms of agreement thereunder.

10.25(24)	Participation Agreement among Novellus Systems, Inc., ABN AMRO Leasing, Inc., Novellus Investment I, LLC and ABN AMRO Bank N.V. dated September 21, 2001.

10.26(25)	Amended and Restated Ground Lease Agreement between Novellus Systems, Inc. and ABN AMRO Leasing, Inc. dated September 21, 2001.

*10.27	Employment Agreement between SpeedFam International, Inc. and Richard J. Faubert dated October 8, 1998.

*10.28	Letter Agreement between Novellus and Robert Smith dated September 24, 2002.

*10.29	Separation Agreement between Novellus and Asuri Raghavan dated February 5, 2003.

*10.30	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.

*10.31	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.32	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.

*10.33	SpeedFam International, Inc. Amended and Restated 1991 Employee Incentive Stock Option Plan, as assumed by Novellus.

*10.34	SpeedFam-IPEC, Inc. Stand-Alone Stock Option Agreement dated June 14, 2001 between SpeedFam-IPEC, Inc. and Peter Simone, as assumed by Novellus.

10.35	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.

10.36	Purchase and Sale Agreement between Glen Una Management Company, Inc. and SpeedFam-IPEC, Inc. dated May 31, 2002.

10.37	Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated June 21, 2002.

10.38	First Amendment to Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated January 21, 2003.

10.39	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Novellus.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (see page 72).

99.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated March 5, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated March 5, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Statement Regarding Consent of Arthur Andersen LLP, Independent Public Accountants.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2002.

(2)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(3)	Incorporated by reference to exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2002.

(4)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 25, 2001.

(5)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(6)	Incorporated by reference to Exhibit 2.4 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(7)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(8)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 1997.

(9)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(10)	Incorporated by reference to Exhibit 10.21 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(11)	Incorporated by reference to Exhibit 10.31 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(12)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

(13)	Incorporated by reference to Exhibit 10.34 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(14)	Incorporated by reference to Exhibit 10.41 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 1994.

(15)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 1999.

(16)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(17)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(18)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(19)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(20)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(21)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(22)	Incorporated by reference to Exhibit 10.6 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.

(23)	Incorporated by reference to Exhibit 10.7 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.

(24)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001.

(25)	Incorporated by reference to Exhibit 10.2 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001.

*	Management contracts or compensatory plans or arrangements.

(b)	Reports on Form 8-K:

On December 9, 2002, Novellus filed a report on Form 8-K relating to the acquisition of SpeedFam- IPEC, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 5th day of March, 2003.

NOVELLUS SYSTEMS, INC.

By:	/s/ Richard S. Hill
Richard S. Hill Chairman of the Board of Directors and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard S. Hill and Kevin S. Royal, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 5, 2003

/s/ Kevin S. Royal Kevin S. Royal	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2003

/s/ D. James Guzy D. James Guzy	Director	March 5, 2003

/s/ J. David Litster J. David Litster	Director	March 5, 2003

/s/ Yoshio Nishi Yoshio Nishi	Director	March 5, 2003

/s/ Glen Possley Glen Possley	Director	March 5, 2003

/s/ William R. Spivey William R. Spivey	Director	March 5, 2003

/s/ Ann D. Rhoads Ann D. Rhoads	Director	March 5, 2003

/s/ Delbert Whitaker Delbert Whitaker	Director	March 5, 2003

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard S. Hill, certify that:

1.	I have reviewed this annual report on Form 10-K of Novellus Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	/s/ Richard S. Hill Richard S. Hill Chairman of the Board of Directors and Chief Executive Officer

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kevin S. Royal, certify that:

1.	I have reviewed this annual report on Form 10-K of Novellus Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	/s/ Kevin S. Royal Kevin S. Royal Vice President and Chief Financial Officer

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at				Balance at
	Beginning	Charged to			End
Description	of Period	Expense	Write-offs	Recoveries	of Period

Year Ended December 31, 2000
Allowance for Doubtful Accounts	$4,375	1,335	(318)	—	$5,392
Year Ended December 31, 2001
Allowance for Doubtful Accounts	$5,392	9,209	(211)	—	$14,390
Year Ended December 31, 2002
Allowance for Doubtful Accounts	$14,390	1,042	(431)	(7,662)	$7,339

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Reorganization by and among Novellus Systems, Inc., NHL Acquisition-Sub, Inc. and SpeedFam-IPEC, Inc. dated August 11, 2002.

3.1(2)	Amended and Restated Articles of Incorporation of Novellus.

3.2(3)	Form of Bylaws of Novellus, as amended.

4.1	Indenture between Integrated Process Equipment Corp. and State Street Bank and Trust Company of California, N.A. dated September 15, 1997, as guaranteed by Novellus.

4.2	First Supplemental Indenture by and among Integrated Process Equipment Corp., SpeedFam-IPEC, Inc. and State Street Bank and Trust Company of California, N.A. dated April 6, 1999, as guaranteed by Novellus.

4.3	Registration Rights Agreement between Integrated Process Equipment Corp. and the Initial Purchasers dated September 15, 1997, as guaranteed by Novellus.

4.4	Specimen of 6 1/4% Convertible Subordinated Note due 2004 in the amount of $115,000,000 issued by Integrated Process Equipment Corp. on September 17, 1997, as guaranteed by Novellus.

4.5	Second Supplemental Indenture by and among SpeedFam-IPEC Corporation f/k/a Integrated Process Equipment Corp., SpeedFam-IPEC, Inc., Novellus Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated as of December 6, 2002.

8.1(4)	Written opinion regarding tax matters associated with the Liquid Yield Option™ Notes issued by Shearman & Sterling dated September 25, 2001.

10.3(5)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.4(6)	Sublease (Portion of Unit 9, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.5(7)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.8(8)	Settlement Agreement by and between Applied Materials, Inc. and Novellus dated May 4, 1997. Confidential treatment has been granted with respect to portions of this Exhibit.

*10.9(9)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.

*10.10(10)	Form of Restated Stock Purchase Agreement between Novellus and Jeff Benzing, Wilbert van den Hoek and certain other employees of Novellus dated December 16, 1999.

*10.11(11)	Novellus’ 1992 Employee Stock Purchase Plan.

*10.12(12)	Form of Directors and Officers Indemnification Agreement.

*10.13(13)	Employment Agreement between Novellus and Peter Hanley dated June 15, 1992.

*10.14(14)	Offer Letter Agreement between Novellus and Richard S. Hill dated November 1, 1993.

*10.15(15)	Employment Agreement between Novellus and Richard S. Hill dated October 1, 1998.

*10.16(16)	Amendment to Employment Agreement between Novellus and Richard S. Hill dated December 16, 1999.

*10.17(16)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 16, 1999.

*10.18(17)	Employment Agreement between Novellus and Asuri Raghavan dated January 12, 2001.

*10.19(18)	GaSonics International Corporation Amended and Restated 1994 Stock Option/Stock Issuance Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.20(19)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.21(20)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.

*10.22(21)	Form of Light Industrial Lease between Teachers Insurance and Annuity Association of America and GaSonics, Inc. for office space at 2730 Junction Avenue, San Jose, California.

10.23(22)	Participation Agreement among Novellus Systems, Inc., ABN AMRO Leasing, Inc., the participant named therein and ABN AMRO Bank N.V. dated April 18, 2001.

10.24(23)	Novellus Systems, Inc. 2001 Stock Incentive Plan dated May 11, 2001, together with forms of agreement thereunder.

10.25(24)	Participation Agreement among Novellus Systems, Inc., ABN AMRO Leasing, Inc., Novellus Investment I, LLC and ABN AMRO Bank N.V. dated September 21, 2001.

10.26(25)	Amended and Restated Grand Lease Agreement between Novellus Systems, Inc. and ABN AMRO Leasing, Inc. dated September 21, 2001.

*10.27	Employment Agreement between SpeedFam International, Inc. and Richard J. Faubert dated October 8, 1998.

*10.28	Letter Agreement between Novellus and Robert Smith dated September 24, 2002.

*10.29	Separation Agreement between Novellus and Asuri Raghavan dated February 5, 2003.

*10.30	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.

*10.31	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.32	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.

*10.33	SpeedFam International, Inc. Amended and Restated 1991 Employee Incentive Stock Option Plan, as assumed by Novellus.

*10.34	SpeedFam-IPEC, Inc. Stand-Alone Stock Option Agreement dated June 14, 2001 between SpeedFam-IPEC, Inc. and Peter Simone, as assumed by Novellus.

10.35	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.

10.36	Purchase and Sale Agreement between Glen Una Management Company, Inc. and SpeedFam-IPEC, Inc. dated May 31, 2003.

10.37	Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated June 21, 2002.

10.38	First Amendment to Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated January 21, 2003.

10.39	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2002.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Novellus.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (see page 72).

99.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated March 5, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated March 5, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Statement Regarding Consent of Arthur Andersen LLP, Independent Public Accountants.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2002.

(2)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(3)	Incorporated by reference to exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2002.

(4)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 25, 2001.

(5)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(6)	Incorporated by reference to Exhibit 2.4 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(7)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(8)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 1997.

(9)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(10)	Incorporated by reference to Exhibit 10.21 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(11)	Incorporated by reference to Exhibit 10.31 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(12)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

(13)	Incorporated by reference to Exhibit 10.34 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(14)	Incorporated by reference to Exhibit 10.41 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 1994.

(15)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 1999.

(16)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(17)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(18)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(19)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(20)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(21)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(22)	Incorporated by reference to Exhibit 10.6 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.

(23)	Incorporated by reference to Exhibit 10.7 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.

(24)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001.

(25)	Incorporated by reference to Exhibit 10.2 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001.

*	Management contracts or compensatory plans or arrangements.