Form 10-Q
period 2003-03-29
NOVELLUS SYSTEMS INC
filed 2003-05-13
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

YES     X           NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES     X           NO

As of May 9, 2003, 149,910,708 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED MARCH 29, 2003

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net sales	$238,410	$169,679
Cost of sales	128,596	98,149

Gross profit	109,814	71,530
Operating expenses:
Selling, general and administrative	42,631	34,686
Research and development	57,006	54,046
Restructuring and other charges	—	3,273
Bad debt recovery	—	(7,662)

Total operating expenses	99,637	84,343

Operating income (loss)	10,177	(12,813)
Interest and other income, net	5,652	17,669

Income before income taxes	15,829	4,856
Provision for income taxes	3,957	1,020

Net income	$11,872	$3,836

Net income per share:
Basic and diluted net income per share	$0.08	$0.03

Shares used in basic per share calculation	149,434	144,255

Shares used in diluted per share calculation	152,229	150,624

See accompanying notes to the condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 29,	December 31,
	2003	2002 *

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$517,159	$615,844
Short-term investments	412,641	403,808
Accounts receivable, net	203,639	192,862
Inventories	253,040	257,358
Deferred tax assets, net	120,699	119,699
Prepaid and other current assets	19,306	44,363

Total current assets	1,526,484	1,633,934
Property and equipment, net	174,301	179,926
Notes receivable	397,429	397,429
Goodwill	163,136	163,136
Intangible and other assets	114,639	119,569

Total assets	$2,375,989	$2,493,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,635	$71,218
Accrued payroll and related expenses	27,487	36,748
Accrued warranty	30,857	31,002
Other accrued liabilities	49,365	56,522
Income taxes payable	6,401	14,070
Deferred profit	60,449	55,613
Convertible subordinated debentures	—	116,437

Total current liabilities	236,194	381,610
Deferred tax liabilities	20,192	19,502
Other liabilities	37,181	37,194

Total liabilities	293,567	438,306
Shareholders’ equity:
Common stock	1,503,540	1,487,281
Retained earnings	581,923	570,153
Accumulated other comprehensive loss	(3,041)	(1,746)

Total shareholders’ equity	2,082,422	2,055,688

Total liabilities and shareholders’ equity	$2,375,989	$2,493,994

*	Amounts as of December 31, 2002 are derived from the December 31, 2002 audited financial statements.

See accompanying notes to the condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended

	March 29,	March 30,
	2003	2002

Cash flows from operating activities:
Net income	$11,872	$3,836
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of an investment	—	(4,602)
Loss on extinguishment of debt	616	—
Depreciation and amortization	13,376	12,521
Deferred income taxes	(279)	1,187
Stock-based compensation	790	440
Income tax benefits from employee stock option plans	1,127	13,352
Changes in operating assets and liabilities:
Accounts receivable	(10,777)	40,541
Inventories	3,736	(17,843)
Prepaid and other current assets	25,057	12,708
Accounts payable	(9,583)	12,697
Accrued payroll and related expenses	(9,261)	(8,307)
Accrued warranty	(145)	(9,045)
Other accrued liabilities	(7,161)	(1,852)
Income taxes payable	(7,669)	3,988
Deferred profit	4,836	4,371

Net cash provided by operating activities	16,535	63,992

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	248,146	168,384
Purchases of short-term investments	(257,336)	(167,443)
Proceeds from sales and maturities of restricted short-term investments	—	1,131,666
Purchases of restricted short-term investments	—	(1,177,170)
Capital expenditures	(8,234)	(4,003)
Decrease (increase) in other assets	5,016	(3,889)

Net cash used in investing activities	(12,408)	(52,455)

Cash flows from financing activities:
Payments of convertible subordinated debentures	(117,053)	—
Proceeds from employee stock compensation plans	14,280	30,801
Payments on lines of credit, net	—	(6,981)
Repurchase of common stock	(39)	—

Net cash (used in) provided by financing activities	(102,812)	23,820

Net (decrease) increase in cash and cash equivalents	(98,685)	35,357
Cash and cash equivalents at the beginning of the period	615,844	550,640

Cash and cash equivalents at the end of the period	$517,159	$585,997

See accompanying notes to the condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

On December 6, 2002, we acquired SpeedFam-IPEC, Inc., a global supplier of chemical mechanical planarization (CMP) systems used in the fabrication of advanced copper interconnects. The acquisition was accounted for as a purchase business combination and qualifies as a tax-free reorganization under IRS regulations. Our condensed consolidated financial statements for the first quarter of 2003 include the financial position, results of operations and cash flows of SpeedFam-IPEC, Inc.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, goodwill and other intangible assets, warranty obligations, restructuring and impairment charges, contingencies and litigation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state our assets given facts known at the time of valuation. Our assumptions may prove incorrect as facts change in the future. Actual results may differ from these estimates under different assumptions or conditions.

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries after elimination of all significant intercompany account balances and transactions. Certain amounts presented in the comparative financial statements for prior periods have been reclassified to conform to the current period’s presentation.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance date, inventories consisted of the following (in thousands):

	March 29,	December 31,
	2003	2002

Purchased and spare parts	$201,044	$205,341
Work-in-process	40,641	45,487
Finished goods	11,355	6,530

Total inventories	$253,040	$257,358

3. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes shares of restricted stock subject to repurchase.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except for per share amounts):

	Three months ended

	March 29,	March 30,
	2003	2002

Numerator:
Net income	$11,872	$3,836

Denominator:
Basic weighted-average shares outstanding	149,434	144,255
Employee stock options and restricted stock	2,795	6,369

Diluted weighted-average shares outstanding	152,229	150,624

Basic and diluted net income per share	$0.08	$0.03

Options to purchase 12,697,000 and 1,818,000 shares of common stock at weighted-average exercise prices of $40.03 and $52.66 per share were outstanding as of March 29, 2003 and March 30, 2002, respectively, but were not included in the computation of diluted net income per common share because the respective exercise price of these options was greater than the average respective market price of the common shares and, therefore, the effect would be anti-dilutive.

4. COMMITMENTS AND GUARANTEES

Operating Leases

We lease nearly all of our facilities under operating leases, including synthetic leases, which expire at various dates through 2017. Our synthetic leases are primarily for properties in San Jose, California and Tualatin, Oregon. A synthetic lease is a form of operating lease wherein a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. The lessor generally borrows the balance of the funds necessary to fund the acquisition and construction. Under our synthetic lease agreements, we are obligated to lend approximately 87% of the cost of the leased asset to the lessor upon completion of construction. The leases with this requirement are known as defeased or self-funded transactions. In addition, our synthetic leases require us to maintain collateral for the benefit of the lessor.

Summary information about our synthetic lease arrangements is as follows as of March 29, 2003 (square feet and dollar amounts in thousands):

		Total
Property	Number of	Square	Total Lease	Novellus	Net Lease	Collateral	Residual
Location	Properties	Feet	Financing	Participation	Financing	Value	Guarantee

San Jose, CA	13	958	$293,183	$257,042	$36,141	$36,141	$258,220
Tualatin, OR	1	377	163,241	140,387	22,854	22,854	140,387

	14	1,335	$456,424	$397,429	$58,995	$58,995	$398,607

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

We are currently evaluating our synthetic leases and seeking additional information from the lessor and its advisors as to whether the lessor should be characterized as a variable interest entity. Our preliminary conclusion is that the lessor is a variable interest entity and that we are the primary beneficiary of the variable interest entity. As such, to the extent we do not exercise our purchase options or renew the leases with a voting interest lessor or a variable interest lessor where we are not the primary beneficiary, we expect to be required to consolidate the variable interest lessor in the third quarter of 2003. Additionally, since each of the other lessees involved with this lessor has a variable interest in specified assets of the variable interest lessor, we would only be required to record the specific assets and liabilities associated with our synthetic leases in our financial statements for the third quarter of 2003 beginning on June 29, 2003. We are currently researching our options for refinancing our synthetic leases with a voting interest lessor or a variable interest lessor where we are not the primary beneficiary. Upon completion of this research we will decide to either refinance with an entity with which we would not be required to consolidate, consolidate our portion of the variable interest entity or purchase the properties by exercising our purchase options.

If we consolidate our portion of the variable interest entity, we would record a non-cash charge of approximately $90 million to $120 million as a cumulative effect of a change in accounting principle, which would represent depreciation that would have been recorded had we owned these assets from inception. In addition, our annual depreciation expense would increase by approximately $30.0 million to $35.0 million beginning in the third quarter of 2003, and rent expense and interest income would each decrease by approximately $13.4 million per year, based on current interest rates.

If we exercise options to purchase the San Jose and Tualatin properties, the transactions would increase our property and equipment by the lower of the purchase price or the then fair market value of the properties. As of March 29, 2003, we believe that the fair market value for each property is equal to or greater than the purchase option price for each property. We estimate the cumulative fair market value of all properties to be approximately $456.4 million as of March 29, 2003. If we were to purchase the properties, our notes receivable and collateral in a total amount of $456.4 million would be returned to us as cash or used to offset the purchase price of the properties. As a result of the purchase, annual depreciation expense would increase by approximately $30.0 million to $35.0 million beginning in the third quarter of 2003, and rent expense and interest income would each decrease by approximately $13.4 million per year, based on current interest rates. If we purchased the properties at the end of their respective lease terms or earlier, there would be no material impact on our liquidity, as the cash paid to purchase the properties would be offset by the notes receivable and collateral associated with our participation in these synthetic leases.

Product Warranty

We record the estimated cost of warranty as a component of cost of sales upon system shipment. The estimated cost is determined by the warranty term as well as the average historical labor and material costs for a specific product. Should actual product failure rates or material usage differ from our estimate, revisions to the estimated warranty liability may be required. We review the actual product failure rates and material usage on a quarterly basis and adjust our warranty liability as necessary. Effective December 31, 2002, we adopted the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others,” which requires changes to the accounting and disclosure of guarantees, including product warranty. Changes in our accrued warranty liability were as follows (in thousands):

	Three Months	Twelve Months
	Ended	Ended
	March 29,	December 31,
	2003	2002

Balance, beginning of period	$31,002	$43,337
Warranties issued	12,914	42,723
Settlements	(13,059)	(56,322)
SpeedFam-IPEC warranty at acquisition	—	1,264

Balance, end of period	$30,857	$31,002

5. CONVERTIBLE SUBORDINATED DEBENTURES

In connection with the acquisition of SpeedFam-IPEC, we assumed SpeedFam-IPEC’s $115.0 million Convertible Subordinated Notes due in 2004. The notes were adjusted to their fair value of $116.4 million as of the acquisition date. The notes accrued interest at a rate of 6.25%, which was payable semi-annually in March and September. The notes were subordinated to all existing and future senior Novellus indebtedness and could have been converted into 3.3096 shares of Novellus’ common stock at a conversion price of $302.15 per $1,000 principal amount. We exercised our right to redeem the notes on January 8, 2003 at a redemption price of $117.1 million. The redemption price represented 101.786% of par value. As a result, we recognized approximately $616,000 in expense for the difference between the carrying value as of the acquisition date and the redemption price.

6. RESTRUCTURING AND OTHER CHARGES

In September 2001, we implemented a restructuring plan in response to a decline in sales orders due to the contraction of the semiconductor capital equipment market. The plan addressed the need to improve our cost structure by consolidating excess facilities. We recorded restructuring and asset impairment charges totaling $55.0 million in the third quarter of 2001, of which $47.9 million is included in operating expense and $7.1 million is included in cost of sales. The restructuring charges consisted of $33.8 million related to the vacated facilities, $14.1 million of asset impairment charges and $7.1 million of discontinued inventory write-downs. Of the $14.1 million asset impairment charge, $9.5 million related to abandoned assets associated with the discontinuation of certain projects and $4.6 million related to the write-off of purchased technology.

In connection with the acquisition of SpeedFam-IPEC, we recorded a restructuring liability of $28.5 million in the fourth quarter of 2002 for certain activities of SpeedFam-IPEC which we planned to exit as a result of the purchase business combination. This amount consisted primarily of facility-related charges of $27.0 million, severance-related charges of $251,000 and other costs associated with exiting activities of SpeedFam-IPEC of $1.2 million.

The following table summarizes restructuring activity for the first quarter of 2003 (in thousands):

	Facilities	Severance	Other	Total

Balance at December 31, 2002	$45,568	$251	$1,253	$47,072
Cash payments	(2,319)	(57)	(40)	(2,416)

Balance at March 29, 2003	$43,249	$194	$1,213	$44,656

7. BAD DEBT RECOVERY

In September 2001, we determined that, due to the financial difficulties facing one of our customers, an outstanding account receivable balance was at risk for collection. Accordingly, we recorded a write-off of $7.7 million. In the first quarter of 2002, all amounts under this account receivable balance were paid, resulting in a recovery of $7.7 million.

8. COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended

	March 29,	March 30,
	2003	2002

Net income	$11,872	$3,836
Foreign currency translation adjustments	(1,162)	(1,800)
Unrealized loss on available-for-sale securities	(133)	(287)
Reclassification adjustment for a realized gain on an available-for-sale investment included in net income, net of tax	—	(3,636)

Other comprehensive income (loss)	$10,577	$(1,887)

The components of accumulated other comprehensive loss, net of related tax, are as follows (in thousands):

	March 29,	December 31,
	2003	2002

Foreign currency translation adjustments	$(2,623)	$(1,461)
Unrealized loss on available-for-sale securities	(418)	(285)

Accumulated other comprehensive loss	$(3,041)	$(1,746)

9. STOCK-BASED COMPENSATION

Employee Stock Option Plans

We grant options to employees under several stock option plans. Our stock option plans provide that stock options expire ten years after the date of grant and generally vest ratably over a four-year period on the anniversary of the date of grant or as determined by the Board of Directors. We also award restricted stock to our employees under our 1992 Stock Option Plan and our 2001 Stock Incentive Plan. As of March 29, 2003, there were a total of 8.9 million options available for grant and 25.6 million options outstanding under all stock option plans with an average exercise price of $31.09 per share.

Employee Stock Purchase Plans

In May 1992, we adopted a qualified Employee Stock Purchase Plan, referred to herein as the Purchase Plan, under Sections 421 and 423 of the Internal Revenue Code. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value on specified dates. There were approximately 211,000 and 178,000 shares issued under the Purchase Plan in the quarters ended March 29, 2003 and March 30, 2002, respectively. As of March 29, 2003, approximately 1.1 million shares were reserved for future issuance under the Purchase Plan.

We account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25 and have adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148. Accordingly, no expense has been recognized for options granted to employees under the Plans. We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, our pro forma net loss and net loss per share would be as follows (in thousands, except per share data):

	Three months ended

	March 29,	March 30,
	2003	2002

Net income as reported	$11,872	$3,836
Add:
Intrinsic value method expense included in reported net income, net of related tax effects	485	243
Less:
Fair value method expense, net of related tax effects	(18,112)	(16,751)

Pro-forma net loss	$(5,755)	$(12,672)

Pro-forma basic and diluted net loss per share	$(0.04)	$(0.09)
Basic and diluted net income per share as reported	$0.08	$0.03

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in the quarters ended March 29, 2003 and March 30, 2002:

	March 29,	March 30,
	2003	2002

Dividend yield	None	None
Expected volatility	0.83	0.85
Risk free interest rate	2.8%	3.3%
Expected lives	3.5 years	3.5 years

The weighted-average fair value of stock options granted during the period was $17.31 and $23.42 for the quarters ended March 29, 2003 and March 30, 2002, respectively. The effects of applying SFAS No. 123 on net income to determine the pro forma disclosures are not likely to be representative of the effects on pro forma disclosures of future years.

The pro forma net loss and net loss per share data listed above include expense related to the Purchase Plan. The fair value of issuances under the Purchase Plan is estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions for issuances made in the quarters ended March 29, 2003 and March 30, 2002:

	March 29,	March 30,
	2003	2002

Dividend yield	None	None
Expected volatility	0.72	0.81
Risk free interest rate	2.0%	3.5%
Expected lives	1/2 year	1/2 year

The weighted-average fair value of purchase rights granted during the period was $11.40 and $21.16 for the quarters ended March 29, 2003 and March 30, 2002, respectively.

10. RELATED PARTY TRANSACTIONS

In March 2002, we began leasing an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expense of approximately $139,000 during the first quarter of 2003.

A member of our Board of Directors, D. James Guzy, is also a member of the Board of Directors of Intel Corporation, one of our significant customers. Intel Corporation represented approximately 14% and 18% of net sales for the quarters ended March 29, 2003 and March 30, 2002, respectively. Intel also accounted for 10% and 18% of our accounts receivable as of March 29, 2003 and December 31, 2002, respectively.

From time to time we have made secured relocation loans to our executive officers, vice presidents and key personnel. As of March 29, 2003, we do not have any outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we do have outstanding loans to non-executive vice presidents and key personnel. As of March 29, 2003 and December 31, 2002, the total outstanding balance of loans to certain non-executive vice presidents and key personnel was approximately $6.8 million and $5.7 million, respectively. Of the total loans outstanding at March 29, 2003, $6.4 million was secured by collateral.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items, as previously required under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30.” Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also amended SFAS No. 13, “Accounting for Leases” for certain sale-leaseback transactions and sublease accounting. The adoption of SFAS No. 145 does not have a material effect on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. SFAS No. 146 nullifies EITF Issue No. 94-3, and must be applied beginning January 1, 2003. The adoption of SFAS No. 146 does not have a material effect on our financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 will significantly change current practice in the accounting for and disclosure of guarantees. FIN 45 requires certain guarantees to be recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from the current practice. FIN 45 disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 does not have a material impact on our results of operations and financial condition.

12. LITIGATION

For a discussion of legal matters, see Part II: Other Information, Item 1: Legal Proceedings.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our expectation that we may be required to consolidate a variable interest lessor in the third quarter of 2003; our continued R&D investment focus on improvement of our existing products and development of new products and technologies; our expectations regarding the effect of the adoption of SFAS 145 and 146 on our financial condition or results of operations; our belief that we would seek to refinance or exercise our purchase options for our properties subject to synthetic leases in the event the leasing structures used in these synthetic leases qualify as variable interest entities; our belief that the fair market value for each of the properties subject to the synthetic leases equals or exceeds the purchase option price for the property; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet our needs through the next twelve months; our intent to continue pursuing the legal defense of our proprietary technology primarily through patent and trade secret protection; our belief that the ultimate outcome of the Applied Materials, Inc., Semitool, Inc., Plasma Physics Corporation, Solar Physics Corporation and Linear Technology Corporation litigation matters and various other litigations that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; and our belief that we have meritorious claims and/or defenses in the Applied Materials and Semitool litigation matters.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: the inaccuracy of our assumptions regarding the characterization of a lessor as a variable interest entity; our inability to allocate substantial resources to R&D; our failure to accurately predict the effect of our adoption of certain accounting pronouncements; our inability to refinance or exercise our purchase options for properties subject to synthetic leases; our failure to properly measure the fair market value of the properties subject to synthetic leases; our unanticipated need for additional liquid assets in the next twelve months; our potential inability to enforce our patents and protect our trade secrets; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition or results of operations; and inherent uncertainty in the outcome of litigation matters.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under Part I: Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations. Risk Factors beginning on page 22 of this Quarterly Report on Form 10-K and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also consult the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our other filings with the Securities and Exchange Commission (SEC), including our Forms 10-Q and 8-K and our Annual Reports to Shareholders.

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

Restructuring and Impairment Charges

Effective January 1, 2003, we adopted SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. The adoption of SFAS No. 146 does not have a material effect on our financial condition or results of operations.

Additionally, we account for business combination restructurings under the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SAB No. 100, “Restructuring and Impairment Charges.” Accordingly, restructuring accruals are recorded when management initiates an exit plan that will cause us to incur costs that have no future economic benefit. Additionally, certain restructuring charges related to asset impairments are recorded in accordance with SFAS No. 144. The restructuring accrual related to the vacated facilities is calculated net of estimated sublease income. Sublease income is estimated based on current market quotes for similar properties. If we are unable to sublet these properties on a timely basis or if we are forced to sublet them at lower rates due to changes in market conditions, we would adjust the accrual accordingly.

Our critical accounting policies are also discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to our Consolidated Financial Statements.

Results of Operations
(dollars in thousands)

Net Sales

				Change From	Change From
	Q1 2003	Q1 2002	Q4 2002	Q1 2002	Q4 2002

Net sales	$238,410	$169,679	$217,637	41%	10%
International net sales %	55%	54%	45%

We operate our business in the semiconductor equipment industry, which is subject to cyclical conditions that have played a major role in the fluctuations in our net sales. The increase in total net sales over the prior year period is primarily due to improved market conditions during the first quarter of 2003. Although the demand for semiconductor equipment remains sluggish, market conditions have somewhat improved from the first quarter of 2002. The decline in demand for semiconductor equipment began in early 2001 and continued through the early part of 2002. While we experienced a modest increase in the second half of 2002, demand has remained relatively flat through the first quarter of 2003. The increase in net sales over the fourth quarter of 2002 is primarily due to the combined effect of the increase in shipments and net sales from the operations of SpeedFam-IPEC, Inc., which we acquired in December 2002.

The increase in international net sales as a percentage of total net sales from the fourth quarter of 2002 results from higher net sales in the Asia region (consisting primarily of Korea, Japan and Taiwan). The Asia region accounted for 47% of total net sales for the quarter ended March 29, 2003, compared to 42% and 40% for the quarters ended March 30, 2002 and December 31, 2002, respectively.

Gross Profit

				Change From	Change From
	Q1 2003	Q1 2002	Q4 2002	Q1 2002	Q4 2002

Gross profit	$109,814	$71,530	$96,048	54%	14%
% of net sales	46%	42%	44%

The overall reduction in customer capital spending in response to weakened worldwide demand for semiconductor devices has continued to affect our gross profit margin as we are not able to fully absorb fixed overhead costs. The increases in gross profit as a percentage of net sales from the first quarter of 2002 and fourth quarter of 2002 are primarily due to improved absorption of fixed overhead costs resulting from the increase in shipments.

Selling, General and Administrative (SG&A)

				Change From	Change From
	Q1 2003	Q1 2002	Q4 2002	Q1 2002	Q4 2002

SG&A expense	$42,631	$34,686	$36,868	23%	16%
% of net sales	18%	20%	17%

SG&A expense includes compensation and benefits, travel, utilities, communications costs and professional fees for our corporate, financial, marketing and administrative functions. Also included are expenses for rents, depreciation and amortization related to the assets utilized by the functions noted above. The decrease in SG&A expense as a percentage of net sales versus the first quarter of 2002 is primarily due to the increase in net sales. The increases in SG&A expense in absolute dollars from the first and fourth quarter of 2002 are primarily due to a full quarter of SpeedFam-IPEC operations being included in our results for the first quarter of 2003, an increase in selling expenses and expense savings resulting from our holiday shutdown in the fourth quarter of 2002, which did not recur in the first quarter of 2003. The increase in selling expenses is due to the increase in volume and change in product mix.

Research and Development (R&D)

				Change From	Change From
	Q1 2003	Q1 2002	Q4 2002	Q1 2002	Q4 2002

R&D expense	$57,006	$54,046	$51,323	5%	11%
% of net sales	24%	32%	24%

R&D expense includes compensation and benefits, project materials, repairs and maintenance, rent, depreciation and amortization expenses associated with patents and purchased technologies for our R&D functions. The decrease in R&D expense as a percentage of net sales compared to the first quarter of 2002 is primarily due to the increase in net sales. The increases in R&D expense in absolute dollars over the first and fourth quarter of 2002 reflect our commitment to the continuous improvement of our current product lines and the development of new products and technologies. We plan to continue focusing on our R&D expenditures.

Restructuring and Other Charges

				Change From	Change From
	Q1 2003	Q1 2002	Q4 2002	Q1 2002	Q4 2002

Restructuring and other charges	$—	$3,273	$3,194	-100%	-100%
% of net sales	—	2%	1%

The $3.3 million restructuring charge in the first quarter of 2002 consisted primarily of severance compensation related to a workforce reduction, which was carried out in response to the downturn in market conditions. The $3.2 million charge in the fourth quarter of 2002 consisted of a $1.7 million charge for severance compensation related to a workforce reduction and a $1.5 million restructuring charge related to previously vacated facilities.

Bad Debt Recovery

				Change From	Change From
	Q1 2003	Q1 2002	Q4 2002	Q1 2002	Q4 2002

Bad debt recovery	$—	$(7,662)	$—	-100%	—
% of net sales	—	5%	—

In September 2001, we determined that an outstanding account receivable balance was at risk for collection because the customer was facing financial difficulties, payment was overdue and overall industry conditions continued to deteriorate. Accordingly, we recorded a write-off of $7.7 million in the third quarter of 2001. However, in the first quarter of 2002, the amount owed under this account was paid in full, resulting in a benefit to operations of $7.7 million.

Other Income, Net

				Change From	Change From
	Q1 2003	Q1 2002	Q4 2002	Q1 2002	Q4 2002

Other income, net	$5,652	$17,669	$7,328	-68%	-23%
% of net sales	2%	10%	3%

Other income, net, includes interest income, interest expense and other non-operating items. The decrease in other income, net from the first quarter of 2002 is primarily due to lower balances of interest-bearing cash and short-term investments and lower interest rates in the first quarter of 2003. The decline in the investment balance is primarily due to the repayment of the $880.0 million Liquid Yield Option™ Notes (LYONs) in the third quarter of 2002. Additionally, we had a $4.6 million gain from the sale of an equity investment in the first quarter of 2002.

The decrease in other income, net from the fourth quarter of 2002 is primarily due to lower balances of interest-bearing cash and short-term investments as we used approximately $119.3 million for repayment of the SpeedFam-IPEC convertible debt and accrued interest. Additionally, we recorded a loss on extinguishment of the SpeedFam-IPEC debt of $616,000, which contributed to the reduction of other income, net, during the first quarter of 2003.

Provision for Income Taxes

Our estimated effective tax rate is 25% for the first quarter of 2003, compared to 21% for the respective prior year period and 0% in the immediately preceding quarter. The increases in the effective tax rate compared to the respective prior year period and immediately preceding quarter are primarily due to higher pre-tax income projected for the current fiscal year and reduced benefit from R&D tax credits.

Related Party Transactions

In March 2002, we began leasing an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expense of approximately $139,000 for the first quarter of 2003.

A member of our Board of Directors, D. James Guzy, is also a member of the Board of Directors of Intel Corporation, one of our significant customers. Intel Corporation represented approximately 14% and 18% of net sales for the quarters ended March 29, 2003 and March 30, 2002, respectively. Intel also accounted for 10% and 18% of our accounts receivable as of March 29, 2003 and December 31, 2002, respectively.

From time to time we have made secured relocation loans to our executive officers, vice presidents and key personnel. As of March 29, 2003, we do not have any outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we do have outstanding loans to non-executive vice presidents and key personnel. As of March 29, 2003 and December 31, 2002, the total outstanding balance of loans to non-executive vice presidents and key personnel was approximately $6.8 million and $5.7 million, respectively. Of the total loans outstanding at March 29, 2003, $6.4 million was secured by collateral.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items, as previously required under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30.” Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30,

“Reporting the Results of Operations – Reporting the Effects of Disposal of a segment of Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also amended SFAS No. 13, “Accounting for Leases” for certain sale-leaseback transactions and sublease accounting. We are required to adopt the provisions of SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 does not have a material effect on our financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 will significantly change current practice in the accounting for and disclosure of guarantees. FIN 45 requires certain guarantees to be recorded at fair value which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from the current practice. FIN 45 disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 does not have a material impact on our results of operations and financial condition.

Liquidity and Capital Resources

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of funds at March 29, 2003 consisted of $929.8 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $90.2 million from the December 31, 2002 balance of $1.02 billion. The decrease was due primarily to the repayment of SpeedFam-IPEC’s convertible debt at a redemption price of $117.1 million and accrued interest of $2.2 million, offset by positive cash generated from operations, which included $18.5 million from an income tax refund.

Net cash provided by operating activities during the first quarter of 2003 was $16.5 million. This amount consisted primarily of net income, the effect of non-cash charges and changes in working capital accounts, which include a decrease in prepaid and other current assets of $25.1 million, an increase in accounts receivable of $10.8 million and a combined effect of decreases in accounts payable, accrued payroll, income tax payable and other accrued liabilities of $33.7 million. The decrease in prepaid and other current assets was primarily a result of an $18.5 million income tax refund received in the first quarter of 2003.

Net cash used in investing activities during the first quarter of 2003 was $12.4 million, which consisted primarily of capital expenditures of $8.2 million and net purchases of short-term investments of $9.2 million, offset by a decrease in other assets of $5.0 million. As of March 29, 2003, we do not have any significant commitments to purchase property and equipment.

Net cash used in financing activities during the first quarter of 2003 was $102.8 million, which is primarily due to the repayment of SpeedFam-IPEC’s convertible debt at a redemption price of $117.1 million, partially offset by proceeds from employee stock compensation plans of $14.3 million.

We lease nearly all of our facilities under operating leases, including synthetic leases, which expire at various dates through 2017. Our synthetic leases are primarily for properties in San Jose, California and Tualatin, Oregon. A synthetic lease is a form of operating lease wherein a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. The lessor generally borrows the balance of the funds necessary to fund the acquisition and construction. Under our synthetic lease agreements, we are obligated to lend approximately 87% of the cost of the leased asset to the lessor upon completion of construction. The leases with this requirement are known as defeased or self-funded transactions. In addition, our synthetic leases require us to maintain collateral for the benefit of the lessor.

Summary information about our synthetic lease arrangements is as follows as of March 29, 2003 (square feet and dollar amounts in thousands):

		Total
Property	Number of	Square	Total Lease	Novellus	Net Lease	Collateral	Residual
Location	Properties	Feet	Financing	Participation	Financing	Value	Guarantee

San Jose, CA	13	958	$293,183	$257,042	$36,141	$36,141	$258,220
Tualatin, OR	1	377	163,241	140,387	22,854	22,854	140,387

	14	1,335	$456,424	$397,429	$58,995	$58,995	$398,607

As previously noted, the FASB issued FIN 46 in January 2003. We will be required to adopt FIN 46 in the third fiscal quarter of 2003 beginning on June 29, 2003. We are currently evaluating our synthetic leases and seeking additional information from the lessor and its advisors with regard to whether the lessor should be characterized as a variable interest entity. Our preliminary conclusion is that the lessor is a variable interest entity and that we are the primary beneficiary of the variable interest entity. As such, to the extent we do not renew the leases with a voting interest lessor or a variable interest lessor where we are not the primary beneficiary or exercise our purchase option, we expect to be required to consolidate the variable interest lessor in the third quarter of 2003. Additionally, since each of the other lessees involved with this lessor has a variable in specified assets of the variable interest lessor, we would only be required to record the specific assets and liabilities associated with our synthetic leases in our financial statements for the third quarter of 2003 beginning on June 29, 2003. We are currently researching our options for refinancing our synthetic leases with a voting interest lessor or a variable interest lessor where we are not the primary beneficiary. Upon completion of this research we will decide to either refinance with an entity with which we would not be required to consolidate, consolidate our portion of the variable interest entity or purchase the properties by exercising our purchase options.

If we consolidate our portion of the variable interest entity, we would record a non-cash charge of approximately $90 million to $120 million as a cumulative effect of a change in accounting principle, which would represent depreciation that would have been recorded had we owned these assets from inception. In addition, our annual depreciation expense would increase by approximately $30.0 million to $35.0 million beginning in the third quarter of 2003, and rent expense and interest income would each decrease by approximately $13.4 million per year, based on current interest rates.

If we exercise options to purchase the San Jose and Tualatin properties, the transactions would increase our property and equipment by the lower of the purchase price or the then fair market value of the properties. As of March 29, 2003, we believe that the fair market value for each property is equal to or greater than the purchase option price for each property. We estimate the cumulative fair market value of all properties to be approximately $456.4 million as of March 29, 2003. If we were to purchase the properties, our notes receivable and collateral in a total amount of $456.4 million would be returned to us as cash or used to offset the purchase price of the properties. As a result of the purchase, depreciation expense would increase by approximately $30.0 million to $35.0 million per year beginning in the third quarter of 2003, and rent expense and interest income would each decrease by approximately $13.4 million per year, based on current interest rates. If we purchased the properties at the end of their respective lease terms or earlier, there would be no material impact on our liquidity, as the cash paid to purchase the properties would be offset by the notes receivable and collateral associated with our participation in these synthetic leases.

Our subsidiaries in the Asia region have available lines of credit with various banks with total borrowing capacity of $40.1 million. The lines of credit bear interest at various rates, expire on various dates through December 2003 and can be used for general operating purposes. There were minimal balances outstanding under these credit facilities as of March 29, 2003.

We believe that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months.

Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, including in Part I: Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other documents we file with the Securities and Exchange Commission are trends, risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Variability of Quarterly Operating Results

We have experienced and expect to continue experiencing significant fluctuations in our quarterly operating results. These fluctuations are due to a number of factors that include, but are not limited to:

•	Building our systems according to forecast, and not using limited backlog information, which hinders our ability to plan production and inventory levels;

•	Failure to receive anticipated orders in time to permit shipment during the quarter;

•	Customers rescheduling or canceling shipments;

•	Manufacturing difficulties;

•	Customers deferring orders of our existing products due to new product announcements by us and/or our competitors; and

•	Overall business conditions in the semiconductor equipment industry. Variations in quarterly operating results or changes in analysts’ earnings estimates may subject the price of our common stock to wide fluctuations and possible rapid increases or decreases in a short time period.

Acquisitions

We have made—and may in the future make—acquisitions of or significant investments in businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

•	Difficulties in integrating the operations, technologies, products and personnel of acquired companies;

•	Lack of synergies or the inability to realize expected synergies;

•	Revenue and expense levels of acquired entities differing from those anticipated at the time of the acquisitions;

•	Difficulties in managing geographically dispersed operations;

•	The potential loss of key employees, customers and strategic partners of acquired companies;

•	Diversion of management’s attention from normal daily operations of the business; and

•	The impairment of acquired intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies.

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

Intellectual Property

We intend to continue to seek legal protection, primarily through patents and trade secrets, for our proprietary technology. There can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. We also cannot provide assurance that the confidentiality agreements we enter into with employees, consultants and other parties will not be breached.

We are currently involved in a number of legal disputes regarding patent and other intellectual property rights. Except as set forth in Part II: Other Information, Item 1: Legal Proceedings in this document, we are not aware of any significant claim of infringement by our products of any patent or proprietary rights of others. Adverse outcomes in current or future legal disputes could result in the loss of our proprietary rights, subject the company to significant liabilities to third parties, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

Supply Shortages

We use numerous suppliers to obtain parts, components and sub-assemblies for the manufacture and support of our products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may only be obtained from a single or limited source. These suppliers are in some cases thinly capitalized, independent companies that generate significant portions of their business from us and/or a small group of other companies in the semiconductor industry. We seek to reduce our dependence on this limited group of suppliers. However, disruption or termination of certain of these suppliers may occur. Such disruptions could have an adverse effect on our operations. A prolonged inability to obtain certain parts could have a material adverse effect on our business, financial condition or results of operations, and could result in our inability to meet customer demands on time.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Novellus, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2002. Our exposure related to market risk has not changed materially since December 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission, or the SEC, require that in this section of the Quarterly Report on Form 10-Q, we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based on and as of the date of the controls evaluation.

CEO and CFO Certifications

Appearing immediately following the “Signatures” section of this Quarterly Report on Form 10-Q, there are certifications of the Chief Executive Officer and the Chief Financial Officer. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q is the information concerning the controls evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

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

Scope of the Controls Evaluation

The evaluation of our disclosure controls and our internal controls by our Chief Executive Officer and our Chief Financial Officer included a review of the controls implemented by the company and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-

K. Our internal controls are also evaluated on an ongoing basis by our outsourced internal audit department and by other personnel in our finance department. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls. This information was important both for the controls evaluation generally and because items 5 and 6 in the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer require that the Chief Executive Officer and the Chief Financial Officer disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions.” These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures. In accordance with SEC requirements, the Chief Executive Officer and the Chief Financial Officer note that, since the date of the controls evaluation to the date of this Quarterly Report on Form 10-Q, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the controls evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to the company is made known to management, including the Chief Executive Officer and the Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On June 13, 1997, we agreed to purchase the Thin Film Systems (TFS) business of Varian Associates, Inc. On the same day, Applied Materials, Inc. (Applied) sued Varian in the United States District Court (the Court) for the Northern District of California for alleged infringement by TFS of several of Applied’s physical vapor deposition (PVD) patents (the Applied Patents).

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

The relief requested by Applied in both suits includes a permanent injunction against future infringement, damages for alleged past infringement and treble damages for alleged willful infringement. Trial is currently set to commence on June 2, 2003. Applied has recently indicated, however, that they will not be seeking any relief against Novellus in this trial.

We believe that we have meritorious claims against Applied. We also believe, should Applied attempt to assert claims against us, we have meritorious defenses to any such claim, including the defense that our operations and products (including TFS products and systems) do not infringe the Applied Patents, and that the Applied Patents are invalid, unenforceable or both. As a result of court rulings adverse to Applied – and in light of certain indemnity obligations undertaken by Varian, which include reimbursement of certain legal expenses and a portion of any losses incurred from this litigation – we do not believe that these potential claims will have a material adverse effect on our business, financial condition or results of operations.

Semitool, Inc.

On June 11, 2001, Semitool, Inc. sued Novellus for patent infringement in the United States District Court for the District of Oregon. In this lawsuit, Semitool alleges that Novellus infringes one of Semitool’s patents related to copper electroplating. Semitool seeks an injunction against future infringement by Novellus, damages for past infringement, and treble damages for alleged willful infringement.

On November 13, 2001, we countersued Semitool for patent infringement in the United States District Court for the District of Oregon. We allege that Semitool infringes certain Novellus patents related to copper electroplating. We seek an injunction against Semitool, damages for past infringement, and treble damages for willful infringement by Semitool.

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

Plasma Physics Corporation and Solar Physics Corporation

On June 14, 2002, certain of our customers—including Agilent Technologies, Inc., Micron Technology, Inc., Agere Systems, Inc., National Semiconductor Corporation, Koninklijke Philips Electronics N.V., Texas Instruments, Inc., ST Microelectronics, Inc., LSI Logic Corporation, International Business Machines Corporation, Conexant Systems, Inc., Motorola, Inc., Advanced Micro Devices, Inc. and Analog Devices Inc.—were sued for patent infringement by Plasma Physics Corporation (Plasma Physics) and Solar Physics Corporation (Solar Physics). We have not been sued by Plasma Physics, Solar Physics, or any other party for infringement of any Plasma Physics or Solar Physics patent. Certain defendants in the case have notified us that they believe that we have indemnification obligations and liability relating to these lawsuits. For example, Conexant has filed a complaint against Novellus in the Superior Court for the State of California, County of Orange, regarding these purported indemnity and other duties and obligations allegedly owed by Novellus. This complaint has not yet been served. We believe that these matters will not have a material adverse impact on our financial condition or results of operations. There can be no assurance, however, that we will not be sued in the future in connection with the allegations of patent infringement made by Plasma Physics and Solar Physics or that, if we are sued, we will prevail in any such lawsuit. If a party were to file such a lawsuit and prevail against us, the adverse impact on our business, financial condition or results of operations could be material.

Linear Technology Corporation

On March 12, 2002, Linear Technology Corporation filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. We filed a demurrer to Linear’s complaint, which the court recently granted, with leave to amend.

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

ITEM 5: OTHER INFORMATION

The ratio of earnings to fixed charges for the three months ended March 29, 2003 and each of the five most recent fiscal years was as follows:

Quarter ended	Years ended December 31,
March 29, 2003	2002	2001	2000	1999	1998

5.13	2.69	13.41	16.30	6.95	6.33

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings before income taxes and before the cumulative effect of a change in accounting principle plus fixed charges. Fixed charges consist of interest expense and that portion of net rental expense deemed representative of interest.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 12, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 12, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 29, 2003, we filed a report on Form 8-K in order to clarify comments made during our regular quarterly earnings conference call held on January 28, 2003.

On February 19, 2003, we filed an amended report on Form 8-K/A to provide the historical financial statements and related notes of SpeedFam-IPEC and our pro forma financial information after giving effect to the acquisition of SpeedFam-IPEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By: /s/ Kevin S. Royal

Kevin S. Royal Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

May 12, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By:	/s/ Richard S. Hill

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By:	/s/ Kevin S. Royal

Kevin S. Royal Vice President and Chief Financial Officer

EXHIBIT INDEX

99.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 12, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 12, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.