Form 10-Q
period 2003-06-28
NOVELLUS SYSTEMS INC
filed 2003-08-12
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

YES   (X)    NO   (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   (X)    NO   (  )

As of August 11, 2003, 151,392,498 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JUNE 28, 2003

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net sales	$239,050	$222,147	$477,460	$391,826
Cost of sales	133,728	120,583	262,324	218,732

Gross profit	105,322	101,564	215,136	173,094
Operating expenses:
Selling, general and administrative	44,444	39,478	87,075	74,164
Research and development	56,509	58,727	113,515	112,773
Special charges	—	—	—	3,273
Bad debt recovery	—	—	—	(7,662)

Total operating expenses	100,953	98,205	200,590	182,548

Operating income (loss)	4,369	3,359	14,546	(9,454)
Interest and other income, net	5,537	11,847	11,189	29,516

Income before income taxes	9,906	15,206	25,735	20,062
Provision for income taxes	2,476	3,193	6,433	4,213

Net income	$7,430	$12,013	$19,302	$15,849

Net income per share:
Basic and diluted net income per share	$0.05	$0.08	$0.13	$0.11

Shares used in basic per share calculation	149,950	145,120	149,692	144,687

Shares used in diluted per share calculation	153,034	151,053	152,631	150,838

See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 28,	December 31,
	2003	2002 *

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$529,833	$615,844
Short-term investments	420,864	403,808
Accounts receivable, net	213,215	192,862
Inventories	244,709	257,358
Deferred tax assets, net	119,310	119,699
Prepaid and other current assets	31,071	44,363

Total current assets	1,559,002	1,633,934
Property and equipment, net	174,192	179,926
Notes receivable	397,429	397,429
Goodwill	163,136	163,136
Intangible and other assets	106,650	119,569

Total assets	$2,400,409	$2,493,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,492	$71,218
Accrued payroll and related expenses	29,961	36,748
Accrued warranty	28,371	31,002
Other accrued liabilities	44,552	56,522
Income taxes payable	5,944	14,070
Deferred profit	55,019	55,613
Convertible subordinated notes	—	116,437

Total current liabilities	219,339	381,610
Deferred tax liabilities	20,386	19,502
Other liabilities	37,200	37,194

Total liabilities	276,925	438,306
Shareholders’ equity:
Common stock	1,533,834	1,487,281
Retained earnings	589,327	570,153
Accumulated other comprehensive gain (loss)	323	(1,746)

Total shareholders’ equity	2,123,484	2,055,688

Total liabilities and shareholders’ equity	$2,400,409	$2,493,994

*	Amounts as of December 31, 2002 are derived from the December 31, 2002 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended

	June 28,	June 29,
	2003	2002

Cash flows from operating activities:
Net income	$19,302	$15,849
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of an investment	—	(4,602)
Loss on extinguishment of debt	616	—
Depreciation and amortization	25,716	24,919
Deferred income taxes	1,284	(1,346)
Stock-based compensation	2,334	873
Income tax benefits from employee stock option plans	8,870	16,942
Changes in operating assets and liabilities:
Accounts receivable	(20,353)	4,672
Inventories	14,859	(6,313)
Prepaid and other current assets	13,292	21,891
Accounts payable	(15,726)	28,203
Accrued payroll and related expenses	(6,787)	(9,154)
Accrued warranty	(2,631)	(7,541)
Other accrued liabilities	(11,936)	(1,323)
Income taxes payable	(8,126)	5,176
Deferred profit	(594)	10,693

Net cash provided by operating activities	20,120	98,939

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	659,484	380,313
Purchases of short-term investments	(676,998)	(425,289)
Proceeds from sales and maturities of restricted short-term investments	—	1,274,583
Purchases of restricted short-term investments	—	(1,186,362)
Participation in synthetic leases	—	(177,457)
Capital expenditures	(17,528)	(12,376)
Decrease in other assets	10,743	1,052

Net cash used in investing activities	(24,299)	(145,536)

Cash flows from financing activities:
Repayments of convertible subordinated notes	(117,053)	—
Proceeds from employee stock compensation plans	35,260	41,750
Payments on lines of credit, net	—	(8,252)
Repurchase of common stock	(39)	(12,644)

Net cash (used in) provided by financing activities	(81,832)	20,854

Net decrease in cash and cash equivalents	(86,011)	(25,743)
Cash and cash equivalents at the beginning of the period	615,844	550,640

Cash and cash equivalents at the end of the period	$529,833	$524,897

See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

On December 6, 2002, we acquired SpeedFam-IPEC, Inc., a global supplier of chemical mechanical planarization (CMP) systems used in the fabrication of advanced copper interconnects. The acquisition was accounted for as a purchase business combination and qualifies as a tax-free reorganization under IRS regulations. Our condensed consolidated financial statements for the three and six months ended June 28, 2003 include the financial position, results of operations and cash flows of SpeedFam-IPEC, Inc.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, goodwill and other intangible assets, warranty obligations, restructuring and impairment charges, contingencies and litigation and stock-based compensation. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state our assets given facts known at the time of valuation. Our assumptions may prove incorrect as facts change in the future. Actual results may differ from these estimates under different assumptions or conditions.

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries after the elimination of all significant intercompany account balances and transactions. Certain amounts presented in the comparative financial statements for prior periods have been reclassified to conform to the current period’s presentation.

2.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance sheet date, inventories consisted of the following (in thousands):

	June 28,	December 31,
	2003	2002

Purchased and spare parts	$189,915	$205,341
Work-in-process	39,505	45,487
Finished goods	15,289	6,530

Total inventories	$244,709	$257,358

3.	NET INCOME PER SHARE

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Numerator:
Net income	$7,430	$12,013	$19,302	$15,849

Denominator:
Basic weighted-average shares outstanding	149,950	145,120	149,692	144,687
Employee stock options and restricted stock	3,084	5,933	2,939	6,151

Diluted weighted-average shares outstanding	153,034	151,053	152,631	150,838

Basic and diluted net income per share	$0.05	$0.08	$0.13	$0.11

Options to purchase approximately 9.3 million and 2.1 million shares of common stock at weighted-average exercise prices of $43.02 and $52.21 per share were outstanding as of June 28, 2003 and June 29, 2002, respectively, but were not included in the computation of diluted net income per common share because the respective exercise prices of these options were greater than the average respective market prices of the common shares and, therefore, the effect would be anti-dilutive.

4.	COMMITMENTS AND GUARANTEES

Operating Leases

We lease nearly all of our facilities under operating leases, including synthetic leases, which expire at various dates through 2017. Our synthetic leases are primarily for properties in San Jose, California and Tualatin, Oregon. A synthetic lease is a lease that is treated as an operating lease for book purposes, but as a financing lease for tax purposes. Under our synthetic lease agreements, a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. The lessor generally borrows the balance of the funds necessary to fund the acquisition and construction. We are obligated to lend approximately 87% of the cost of the leased asset to the lessor upon completion of construction. The leases with this requirement are known as defeased or self-funded transactions. In addition, our synthetic leases require us to maintain collateral for the benefit of the lessor. The collateral is classified within other assets on the accompanying condensed consolidated balance sheets.

Summary information about our synthetic lease arrangements is as follows as of June 28, 2003 (square feet and dollar amounts in thousands):

		Total
Property	Number of	Square	Total Lease	Novellus	Net Lease	Collateral	Residual
Location	Properties	Feet	Financing	Participation	Financing	Value	Guarantee

San Jose, CA	13	958	$293,183	$257,042	$36,141	$36,141	$258,220
Tualatin, OR	1	377	163,241	140,387	22,854	22,854	140,387

	14	1,335	$456,424	$397,429	$58,995	$58,995	$398,607

In January 2003, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 46,

“Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity. An entity is considered a variable interest entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

After evaluating our synthetic leases, we have concluded that the lessor is a variable interest entity and that we are the primary beneficiary of the variable interest entity. As such, we are required to consolidate the variable interest lessor beginning on June 29, 2003. Additionally, since each of the other lessees involved with this lessor has a variable interest in specified assets and liabilities of the variable interest lessor, we will only be required to consolidate in our financial statements the specific assets, liabilities, and operating results associated with our synthetic leases. As a result of the adoption of FIN 46 and the expected exercise of our purchase options, property and equipment will increase on a net basis by approximately $360.0 million and notes receivable and other non-current assets will decrease by $456.4 million. In addition, as a result of the adoption of FIN 46, we expect to record a non-cash net of tax charge of approximately $63.5 million in the third quarter of fiscal 2003 as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes.” The gross charge represents approximately $97.0 million of pre-tax depreciation that would have been recorded had we owned these assets from inception of the leases. On a prospective basis, our quarterly depreciation expense will increase by approximately $8.4 million, rent expenses and interest income will each decrease by approximately $3.0 million, and our quarterly earnings per share will be decreased by approximately $0.04. The adoption of FIN 46 and exercise of our options to purchase the properties will have no impact on our liquidity.

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

	Six Months	Twelve Months
	Ended	Ended
	June 28,	December 31,
	2003	2002

Balance, beginning of period	$31,002	$43,337
Warranties issued	24,225	42,723
Settlements	(26,856)	(56,322)
SpeedFam-IPEC, Inc. warranty at acquisition	—	1,264

Balance, end of period	$28,371	$31,002

5.	CONVERTIBLE SUBORDINATED NOTES

In connection with the acquisition of SpeedFam-IPEC, Inc., we assumed $115.0 million of convertible subordinated notes due in 2004. The notes were adjusted to their fair value of $116.4 million as of the acquisition date. The notes accrued interest at a rate of 6.25%, which was payable semi-annually in March and September. The notes were subordinated to all existing and future senior Novellus indebtedness and could have been converted into 3.3096 shares of Novellus’ common stock at a conversion price of $302.15 per $1,000 principal amount. We exercised our right to redeem the notes on January 8, 2003 at a redemption price of $117.1 million. The redemption price represented 101.786% of par value. As a result, we recognized approximately $616,000 in expense for the difference between the carrying value as of the acquisition date and the redemption price.

6.	RESTRUCTURING AND OTHER CHARGES

The following table summarizes restructuring activity for the first two quarters of 2003 related to the restructuring charges we recorded in 2001 and 2002 (in thousands):

	Facilities	Severance	Other	Total

Balance at December 31, 2002	$45,568	$251	$1,253	$47,072
Cash payments	(2,319)	(57)	(40)	(2,416)

Balance at March 29, 2003	$43,249	$194	$1,213	$44,656
Cash payments	(2,378)	(25)	(42)	(2,445)

Balance at June 28, 2003	$40,871	$169	$1,171	$42,211

7.	BAD DEBT RECOVERY

In September 2001, we determined that, due to the financial difficulties facing one of our customers, an outstanding account receivable balance was at risk for collection. Accordingly, we recorded a write-off of $7.7 million in the third quarter of 2001. In the first quarter of 2002, all amounts under this account receivable balance were paid, resulting in a recovery of $7.7 million.

8.	COMPREHENSIVE INCOME

The following are the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income	$7,430	$12,013	$19,302	$15,849
Foreign currency translation adjustments	3,285	2,475	2,123	675
Unrealized gain (loss) on available-for-sale securities	79	579	(54)	292
Reclassification of realized gain on an available-for-sale investment included in net income, net of tax	—	—	—	(3,636)

Comprehensive income	$10,794	$15,067	$21,371	$13,180

The components of accumulated other comprehensive loss, net of related tax, are as follows (in thousands):

	June 28,	December 31,
	2003	2002

Foreign currency translation adjustments	$662	$(1,461)
Unrealized loss on available-for-sale securities	(339)	(285)

Accumulated other comprehensive gain (loss)	$323	$(1,746)

9.	STOCK-BASED COMPENSATION

Employee Stock Option Plans

We grant options to employees under several stock option plans. Our stock option plans provide that stock options expire ten years after the date of grant and generally vest ratably over a four-year period on the anniversary of the date of grant or as determined by the Board of Directors. We also award restricted stock to our employees under our 1992 Stock Option Plan and our 2001 Stock Incentive Plan. As of June 28, 2003, there were a total of 8.9 million options available for grant and 24.1 million options outstanding under all stock option plans with an average exercise price of $31.27 per share.

Employee Stock Purchase Plans

In May 1992, we adopted a qualified Employee Stock Purchase Plan, referred to herein as the Purchase Plan, under Sections 421 and 423 of the Internal Revenue Code. Under the Purchase Plan, qualified employees are entitled to purchase shares at 85% of fair market value on specified dates. As of June 28, 2003, approximately 844,000 shares were reserved for future issuance under the Purchase Plan.

We account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Accordingly, no expense has been recognized for options granted to employees at fair value. We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense recorded in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, we would have reported pro forma net loss and net loss per share as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income as reported	$7,430	$12,013	$19,302	$15,849

Add:
Intrinsic value method expense included in reported net income, net of related tax	938	266	1,422	509
Less:
Fair value method expense, net of related tax effects	17,520	19,062	34,462	35,055

Pro-forma net loss	$(9,152)	$(6,783)	$(13,738)	$(18,697)

Pro-forma basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.09)	$(0.13)
Basic and diluted net income per share as reported	$0.05	$0.08	$0.13	$0.11

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in the three and six months ended June 28, 2003 and June 29, 2002:

	Three Months Ended				Six Months Ended

	June 28,		June 29,		June 28,		June 29,
	2003		2002		2003		2002

Dividend yield	None		None		None		None
Expected volatility	82%		85%		82%		85%
Risk free interest rate	2.5%		3.3%		2.5%		3.3%
Expected lives	3.6	yrs	3.5	yrs	3.6	yrs	3.5	yrs

The weighted-average fair value of stock options granted during the period was $14.39 and $24.85 for the three and six months ended June 28, 2003 and $15.74 and $24.73 for the three and six months ended June 29, 2002. The effects of applying SFAS 123 on net income to determine the pro forma disclosures are not likely to be representative of the effects on pro forma disclosures for future years.

The pro forma net loss and net loss per share data listed above include expense related to the Purchase Plan. The fair value of issuances under the Purchase Plan is estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions for issuances made in the three and six months ended June 28, 2003 and June 29, 2002:

	Three Months Ended				Six Months Ended

	June 28,		June 29,		June 28,		June 29,
	2003		2002		2003		2002

Dividend yield	None		None		None		None
Expected volatility	50%		58%		50%		62%
Risk free interest rate	1.2%		2.3%		1.2%		2.3%
Expected lives	0.25	yr.	0.25	yr.	0.5	yr.	0.5	yr.

The weighted-average fair value of purchase rights granted during the period was $6.82 and $8.71 for the three and six months ended June 28, 2003, respectively and $14.27 and $13.52 for the three and six months ended June 29, 2002, respectively.

10.	RELATED PARTY TRANSACTIONS

In the second quarter of 2002, we began leasing an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $240,000 and $379,000 for the three and six months ended June 28, 2003, respectively, and $58,000 for both the three and six months ended June 29, 2002.

A member of our Board of Directors, D. James Guzy, is also a member of the Board of Directors of Intel Corporation, one of our significant customers. Sales to Intel represented approximately 14% of our net sales for both the three and six months ended June 28, 2003 and 12% and 16% for the three and months ended June 29, 2002, respectively. Intel also accounted for 7% and 14% of our accounts receivable as of June 28, 2003 and December 31, 2002, respectively.

From time to time we have made secured relocation loans to our executive officers, vice presidents and key personnel. As of June 28, 2003, we do not have any outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we have outstanding loans to non-executive officers and key personnel. As of June 28, 2003 and December 31, 2002, the total outstanding balances of loans to non-executive officers and key personnel were approximately $6.6 million and $6.0 million, respectively. Of the total amount outstanding at June 28, 2003, $6.1 million was secured by collateral.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, The Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. EITF 00-21 provides guidance on accounting for arrangements that involve the delivery of performance of multiple products, services and/or rights to use assets. We are in the process of assessing the effect of EITF 00-21 and do not expect the adoption of EITF 00-21, which will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, to have a material effect on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS 149. This statement amends SFAS 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS 149 will be effective for all contracts entered into or modified after June 30, 2003. We do not anticipate that the adoption of SFAS 149 will have a material effect on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. SFAS 150 establishes standards for the classification and measurement of three types of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 does not have a material impact on our results of operations or financial condition.

12.	LITIGATION

For a discussion of legal matters, see Part II: Other Information, Item 1: Legal Proceedings.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our expectations regarding the effect on our financial results of the consolidation of the variable interest lessor under our synthetic leases; our expectation that we will exercise our options to purchase the synthetic lease properties in the third quarter; our expectation that the implementation of FIN 46 will have no impact on our liquidity; our continued belief that significant investment in R&D is required to remain competitive; our intent to continue to invest in our existing products and new products and technologies; our expectations regarding the effect of the adoption of SFAS 149, SFAS 150 and EITF 00-21 on our financial condition or results of operations; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet our needs through the next twelve months; our intent to continue pursuing the legal defense of our proprietary technology primarily through patent and trade secret protection; our belief that the ultimate outcome of the Applied Materials, Inc., Semitool, Inc., Plasma Physics Corporation, Solar Physics Corporation and Linear Technology Corporation litigation matters and various other litigations that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; and our belief that we have meritorious claims and/or defenses in the Applied Materials and Semitool litigation matters.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: our failure to accurately predict the effect of our adoption of certain accounting pronouncements; our inability to exercise our purchase options for properties subject to synthetic leases; our inability to allocate substantial resources to R&D; our unanticipated need for additional liquid assets in the next twelve months; our potential inability to enforce our patents and protect our trade secrets; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition or results of operations; and inherent uncertainty in the outcome of litigation matters.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth below in this Item 2 of Part I, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also consult the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our other filings with the Securities and Exchange Commission (SEC), including our Forms 10-Q and 8-K and our Annual Reports to Shareholders.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. SFAS 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Furthermore, SFAS 142 includes provisions on the identification of intangible assets, reclassification of certain intangible assets from previously reported goodwill, and reassessment of the useful lives of existing intangible assets. Upon adoption of SFAS 142 in January 2002, we reassessed the useful lives and residual values of all acquired identifiable intangible assets to identify any necessary amortization period adjustments and to determine whether other intangible assets should be reclassified from goodwill. Based on that assessment, no adjustments were made to the amortization period or residual values of identifiable intangible assets.

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

Restructuring and Impairment Charges

We account for restructuring charges under the provision of SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities,” or SFAS 146. SFAS 146 nullifies EITF Issue No. 94-3 effective January 1, 2003 and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved.

Additionally, we account for business combination restructurings under the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SAB 100, “Restructuring and Impairment Charges.” Accordingly, restructuring accruals are recorded when management initiates an exit plan that will cause us to incur costs that have no future economic benefit. Additionally, certain restructuring charges related to asset impairments are recorded in accordance with SFAS 144. The restructuring accrual related to the vacated facilities is calculated net of estimated sublease income. Sublease income is estimated based on current market quotes for similar properties. If we are unable to sublet these properties on a timely basis or if we are forced to sublet them at lower rates due to changes in market conditions, we would adjust the accrual accordingly.

Our critical accounting policies are also discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to our Consolidated Financial Statements.

Results of Operations
(dollars in thousands)

Net Sales

	Three Months Ended			Six Months Ended

	June 28, 2003	June 29, 2002	March 30, 2003	June 28, 2003	June 29, 2002

Net sales	$239,050	$222,147	$238,410	$477,460	$391,826
International net sales %	66%	76%	55%	61%	66%

The semiconductor equipment industry is subject to cyclical conditions that have played a major role in the fluctuations in our net sales. The increase in net sales for the three and six month periods ended June 28, 2003 from the respective prior year periods is primarily due to improved market conditions during the first half of 2003 and is also partially attributable to first half revenues resulting from our December 2002 acquisition of SpeedFam-IPEC, Inc. The decline in demand for semiconductor equipment began in early 2001 and continued through the early part of 2002. While we have experienced a modest increase in demand from the first half of 2002, it has remained weak through the first half of 2003.

The decrease in international net sales as a percentage of net sales for the three months ended June 28, 2003 over the respective prior year period is primarily a result of lower net sales in the Asia region (consisting primarily of Korea, Japan and Taiwan). The decrease for the six months ended June 28, 2003 is primarily due to a proportionally lower increase in net sales in the Asia region compared to net sales in North America. The increase from the immediately preceding quarter is due to higher net sales in the Asia region. The Asia region accounted for 53% of total net sales for the quarter ended June 28, 2003, compared to 47% in the immediately preceding quarter.

Gross Profit

	Three Months Ended			Six Months Ended

	June 28, 2003	June 29, 2002	March 30, 2003	June 28, 2003	June 29, 2002

Gross profit	$105,322	$101,564	$109,814	$215,136	$173,094
% of net sales	44%	46%	46%	45%	44%

The prolonged decline in demand for semiconductor devices has continued to affect our gross profit margin as we have not been able to fully absorb fixed overhead costs. The decrease in gross margin as a percentage of net sales from the second quarter of 2002 and the first quarter of 2003 is primarily due to the change in product mix, higher product upgrades and a lower overhead absorption rate.

Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended

	June 28, 2003	June 29, 2002	March 30, 2003	June 28, 2003	June 29, 2002

SG&A expense	$44,444	$39,478	$42,631	$87,075	$74,164
% of net sales	19%	18%	18%	18%	19%

SG&A expense includes compensation and benefits, travel, utilities, communications costs and professional fees for our corporate, financial, marketing and administrative functions. Also included are expenses for rents, depreciation and amortization related to the assets utilized by the functions noted above. As a percentage of net sales, SG&A expense remained relatively flat for the three and six months ended June 28, 2003, compared to the respective prior year periods. The increases in SG&A expense in absolute dollars for the three and six months ended June 28, 2003 from the respective prior year periods are primarily due to higher salaries and fringe benefits and higher legal expenses in preparation for impending litigation.

Research and Development (R&D)

	Three Months Ended			Six Months Ended

	June 28, 2003	June 29, 2002	March 30, 2003	June 28, 2003	June 29, 2002

R&D expense	$56,509	$58,727	$57,006	$113,515	$112,773
% of net sales	24%	26%	24%	24%	29%

R&D expense includes compensation and benefits, project materials, repairs and maintenance, rent, depreciation and amortization expenses associated with patents and purchased technologies for our R&D functions. R&D expense as a percentage of net sales and in absolute dollars for the second quarter of 2003 remained essentially flat compared to the first quarter of 2003. The decreases in R&D expense as a percentage of net sales in the three and six months ended June 28, 2003 from the respective prior year periods are primarily due to the increases in net sales. The decrease in absolute dollars for the three months ended June 28, 2003 from the respective prior year quarter and immediately preceding quarter is primarily due to cost containment efforts aimed at focusing our R&D efforts on key products necessary for long-term growth. We continue to believe that significant investment in R&D is required to remain competitive and plan to continue to invest in new products as well as enhancement of our current product lines.

Restructuring and Other Charges

	Three Months Ended			Six Months Ended

	June 28, 2003	June 29, 2002	March 30, 2003	June 28, 2003	June 29, 2002

Restructuring and other charges	$—	$—	$—	$—	$3,273
% of net sales	—	—	—	—	1%

The $3.3 million restructuring charge in the six months ended June 29, 2002 consisted primarily of severance compensation related to a workforce reduction, which we carried out in response to the downturn in market conditions.

Bad Debt Recovery

	Three Months Ended			Six Months Ended

	June 28, 2003	June 29, 2002	March 30, 2003	June 28, 2003	June 29, 2002

Bad debt recovery	$—	$—	$—	$—	$(7,662)
% of net sales	—	—	—	—	2%

In September 2001, we determined that an outstanding account receivable balance was at risk for collection because the customer was facing financial difficulties, payment was overdue and overall industry conditions continued to deteriorate. Accordingly, we recorded a write-off of $7.7 million in the third quarter of 2001. However, in the six months ended June 28, 2002, the amount owed under this account was recovered in full, resulting in a benefit to operations of $7.7 million.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended

	June 28, 2003	June 29, 2002	March 30, 2003	June 28, 2003	June 29, 2002

Interest and other income, net	$5,537	$11,847	$5,652	$11,189	$29,516
% of net sales	2%	5%	2%	2%	8%

Interest and other income, net, includes interest income, interest expense and other non-operating items. The decrease in interest and other income, net, as a percentage of net sales and in absolute dollars for the three and six months ended June 28, 2003 is primarily due to lower balances of interest-bearing cash and short-term investments and lower interest rates in the first half of 2003. Lower cash and investment balances resulted mainly from the repayment of the $880.0 million Liquid Yield Option™ Notes (LYONs) in the third quarter of 2002 and the repayment of the $117.1 million SpeedFam-IPEC, Inc. convertible subordinated notes in January 2003. We also had a $4.6 million gain from a sale of an equity investment in the six months ended June 29, 2002. In the first quarter of 2003, we recorded a loss of $616,000 upon extinguishment of the SpeedFam-IPEC, Inc. convertible subordinated notes, which contributed to the reduction of interest and other income, net, in the six months ended June 28, 2003.

Provision for Income Taxes

Our estimated effective tax rate is 25% for both the second quarter of 2003 and first quarter of 2003, compared to 21% for the respective prior year period. The increase in the effective tax rate compared to the respective prior year period is primarily due to reduced benefit from R&D tax credits.

Related Party Transactions

In the second quarter of 2002, we began leasing an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $240,000 and $379,000 for the three and six months ended June 28, 2003, respectively, and $58,000 for both the three and six months ended June 29, 2002.

A member of our Board of Directors, D. James Guzy, is also a member of the Board of Directors of Intel Corporation, one of our significant customers. Sales to Intel represented approximately 14% of our net sales for both the three and six months ended June 28, 2003 and 12% and 16% for the three and months ended June 29, 2002, respectively. Intel also accounted for 7% and 14% of our accounts receivable as of June 28, 2003 and December 31, 2002, respectively.

From time to time we have made secured relocation loans to our executive officers, vice presidents and key personnel. As of June 28, 2003, we do not have any outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we have outstanding loans to non-executive officers and key personnel. As of June 28, 2003 and December 31, 2002, the total outstanding balances of loans to non-executive officers and key personnel were approximately $6.6 million and $6.0 million, respectively. Of the total amount outstanding at June 28, 2003, $6.1 million was secured by collateral.

Recent Accounting Pronouncements

In November 2002, The Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. EITF 00-21 provides guidance on accounting for arrangements that involve the delivery of performance of multiple products, services and/or rights to use assets. We are in the process of assessing the effect of EITF 00-21 and do not expect the adoption of EITF 00-21, which will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, to have a material effect on our financial condition or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS 149. This statement amends SFAS 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS 149 will be effective for all contracts entered into or modified after June 30, 2003. We do not anticipate the adoption of SFAS 149 to have a material effect on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for three types of financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 does not have a material impact on our results of operations or financial condition.

Liquidity and Capital Resources

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of funds at June 28, 2003 consisted of $950.7 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $69.0 million from $1.02 billion at December 31, 2002. The decrease was due primarily to the repayment of the SpeedFam-IPEC, Inc. convertible subordinated notes at a redemption price of $117.1 million and accrued interest of $2.2 million, offset by positive cash generated from operations, which included $18.5 million from an income tax refund, and $35.3 million of proceeds from issuance of common stock in connection with stock option exercises.

Net cash provided by operating activities during the six months ended June 28, 2003 was $ 20.1 million. This amount consisted primarily of net income, the effect of non-cash charges and changes in working capital accounts, which include a decrease in prepaid and other current assets of $13.3 million, a decrease in inventories of $14.9 million, an increase in accounts receivable of $20.4 million, and a combined effect of decreases in accounts payable, accrued payroll and related expenses, income tax payable and other accrued liabilities of $42.6 million. The decrease in prepaid and other current assets was primarily attributable to an $18.5 million income tax refund received in the first quarter of 2003.

Net cash used in investing activities in the six months ended June 28, 2003 was $24.3 million, which consisted primarily of capital expenditures of $17.5 million and net purchases of short-term investments of $17.5 million, offset by a decrease in other assets of $10.7 million. As of June 28, 2003, we do not have any significant commitments to purchase property and equipment.

Net cash used in financing activities in the six months ended June 28, 2003 was $81.8 million, which is primarily due to the repayment of SpeedFam-IPEC, Inc. convertible subordinated notes at a redemption price of $117.1 million, partially offset by proceeds from employee stock compensation plans of $35.3 million.

We lease nearly all of our facilities under operating leases, including synthetic leases, which expire at various dates through 2017. Our synthetic leases are primarily for properties in San Jose, California and Tualatin, Oregon. A synthetic lease is a lease that is treated as an operating lease for book purposes, but as a financing lease for tax purposes. Under our synthetic lease agreements, a third party lessor funds 100% of the acquisition and construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. The lessor generally borrows the balance of the funds necessary to fund the acquisition and construction. We are obligated to lend approximately 87% of the cost of the leased asset to the lessor upon completion of construction. The leases with this requirement are known as defeased or self-funded transactions. In addition, our synthetic leases require us to maintain collateral for the benefit of the lessor. The collateral is classified within other assets on the accompanying condensed consolidated balance sheets.

Summary information about our synthetic lease arrangements is as follows as of June 28, 2003 (square feet and dollar amounts in thousands):

		Total
Property	Number of	Square	Total Lease	Novellus	Net Lease	Collateral	Residual
Location	Properties	Feet	Financing	Participation	Financing	Value	Guarantee

San Jose, CA	13	958	$293,183	$257,042	$36,141	$36,141	$258,220
Tualatin, OR	1	377	163,241	140,387	22,854	22,854	140,387

	14	1,335	$456,424	$397,429	$58,995	$58,995	$398,607

In January 2003, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity. An entity is considered a variable interest entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

After evaluating our synthetic leases, we have concluded that the lessor is a variable interest entity and that we are the primary beneficiary of the variable interest entity. As such, we are required to consolidate the variable interest lessor beginning on June 29, 2003. Additionally, since each of the other lessees involved with this lessor has a variable interest in specified assets and liabilities of the variable interest lessor, we will only be required to consolidate in our financial statements the specific assets, liabilities and operating results associated with our synthetic leases. As a result of the adoption of FIN 46 and the expected exercise of our purchase options, property and equipment will increase on a net basis by approximately $360.0 million and notes receivable and other non-current assets will decrease by $456.4 million. In addition, as a result of the adoption of FIN 46, we expect to record a non-cash net of tax charge of approximately $63.5 million in the third quarter of fiscal 2003 as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes.” The gross charge represents approximately $97.0 million of pre-tax depreciation that would have been recorded had we owned these assets from inception of the leases. On a prospective basis, our quarterly depreciation expense will increase by approximately $8.4 million, rent expenses and interest income will each decrease by approximately $3.0 million, and our quarterly earnings per share will be decreased by approximately $0.04. The adoption of FIN 46 and exercise of our options to purchase the properties will have no impact on our liquidity.

Our subsidiaries in Asia and Europe have available lines of credit with various banks with total borrowing capacity of $40.2 million. The lines of credit bear interest at various rates, expire on various dates through April 2004 and can be used for general operating purposes. There were minimal balances outstanding under these credit facilities as of June 28, 2003.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4: CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission, or the SEC, require that in this section of the Quarterly Report on Form 10-Q, we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls for financial reporting based on and as of the date of the controls evaluation.

CEO and CFO Certifications

The certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Quarterly Report on Form 10-Q. This section of the Quarterly Report on Form 10-Q is the information concerning the controls evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls for Financial Reporting

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls for financial reporting are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

Limitations on the Effectiveness of Controls

The company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our disclosure controls and our internal controls for financial reporting by our Chief Executive Officer and our Chief Financial Officer included a review of the controls implemented by the company and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K. Our internal controls for financial reporting are also evaluated on an ongoing basis by our outsourced internal audit department and by other personnel in our finance department. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls for financial reporting and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls for financial reporting will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls for financial reporting, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls for financial reporting. This information was important both for the controls evaluation generally and because items 5 and 6 in the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer require that the Chief Executive Officer and the Chief Financial Officer disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions.” These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control for financial reporting does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures. In accordance with SEC requirements, the Chief Executive Officer and the Chief Financial Officer note that, during our most recent fiscal quarter, there have been no changes in internal controls for financial reporting that have actually affected or are reasonably likely to materially affect our internal controls for financial reporting.

Conclusions

Based upon the controls evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to the company is made known to management, including the Chief Executive Officer and the Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls for financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America.

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

The relief requested by Applied in both suits includes a permanent injunction against future infringement, damages for alleged past infringement and treble damages for alleged willful infringement. Trial is currently set to commence on January 20, 2004. Applied has recently indicated, however, that it will not be seeking any relief against Novellus in this trial.

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

The Court has issued claim construction orders regarding all of the patents-in-suit and discovery has closed. The Court has not yet ruled on any of the motions for summary judgment submitted by Novellus and Semitool. The case is presently scheduled to proceed to trial in January 2004. We believe that we have meritorious claims against Semitool, and that this litigation will not have a material adverse impact on our business, financial condition or results of operations. However, the outcome of patent disputes is often affected by uncertainty in the resolution of complex issues of fact and law. If Semitool were to prevail against us, the adverse effect on our business, financial condition or results of operations could be material.

Plasma Physics Corporation and Solar Physics Corporation

On June 14, 2002, certain of our present and former customers—including Agilent Technologies, Inc., Micron Technology, Inc., Agere Systems, Inc., National Semiconductor Corporation, Koninklijke Philips Electronics N.V.,

Texas Instruments, Inc., ST Microelectronics, Inc., LSI Logic Corporation, International Business Machines Corporation, Conexant Systems, Inc., Motorola, Inc., Advanced Micro Devices, Inc. and Analog Devices Inc.—were sued for patent infringement by Plasma Physics Corporation (Plasma Physics) and Solar Physics Corporation (Solar Physics). We have not been sued by Plasma Physics, Solar Physics, or any other party for infringement of any Plasma Physics or Solar Physics patent. Certain defendants in the case, however, contend that we allegedly have indemnification obligations and liability relating to these lawsuits. For example, Conexant has filed and served a complaint against Novellus in the Superior Court for the State of California, County of Orange, regarding these purported indemnity and other duties and obligations allegedly owed by Novellus. We believe that these matters will not have a material adverse impact on our business, financial condition or results of operations. There can be no assurance, however, that we will prevail in the above lawsuit or in any other lawsuit filed in connection with the alleged indemnification obligations. If one or more parties were to prevail against us in such a suit and damages were awarded, the adverse impact on our business, financial condition or results of operations could be material.

Linear Technology Corporation

On March 12, 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. We filed a demurrer to Linear’s complaint, which the court recently granted, with leave to amend. On May 2, 2003, Linear filed a second amended complaint. We filed a demurrer to Linear’s second amended complaint, which is scheduled to be heard by the Court on August 12, 2003.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Novellus’ Annual Meeting of Shareholders, held on April 15, 2003, the following proposals were adopted by the margins indicated:

1.	Election of Directors.

Nominee	In Favor	Withheld
Richard S. Hill	100,846,743	31,098,581
D. James Guzy	126,587,815	5,357,509
J. David Litster	126,996,259	4,949,065
Yoshio Nishi	127,635,493	4,309,831
Glen G. Possley	127,630,798	4,314,526
Ann D. Rhoads	130,492,413	1,452,911
William R. Spivey	127,661,176	4,284,148
Delbert A. Whitaker	126,989,397	4,955,927

2.	Re-approval of the 1998 Senior Executive Bonus Plan.

In Favor	Opposed	Abstained

123,352,788	7,656,630	935,904

3.   Ratification of Appointment of Ernst & Young LLP as independent auditors of Novellus for the next fiscal year ending December 31, 2003.

In Favor	Opposed	Abstained

123,220,180	7,974,644	750,500

ITEM 5: OTHER INFORMATION

The ratio of earnings to fixed charges for the three months ended June 28, 2003 and each of the five most recent fiscal years was as follows:

Quarter ended	Years ended December 31,
June 28, 2003	2002	2001	2000	1999	1998

4.16	2.69	13.41	16.30	6.95	6.33

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings before income taxes and before the cumulative effect of a change in accounting principle plus fixed charges. Fixed charges consist of interest expense and that portion of net rental expense deemed representative of interest.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amended and Restated Bylaws of Novellus Systems, Inc.

10.40	Separation Agreement between Novellus Systems, Inc. and Richard J. Faubert dated April 18, 2003.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On April 14, 2003, we furnished a report on Form 8-K under items 7 and 9 announcing our results of operations for the fiscal quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By: /s/ Kevin S. Royal

Kevin S. Royal
Vice President and Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)

August 11, 2003

EXHIBIT INDEX

3.1	Amended and Restated Bylaws of Novellus Systems, Inc.

10.40	Separation Agreement between Novellus Systems, Inc. and Richard J. Faubert dated April 18, 2003.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.