Form 10-Q
period 2003-09-27
NOVELLUS SYSTEMS INC
filed 2003-11-12
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-17157

NOVELLUS SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

California	77-0024666
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation of organization)	Number)

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

YES (X) NO (   )

As of November 7, 2003, 152,336,058 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 27, 2003

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net sales	$221,099	$230,495	$698,559	$622,321
Cost of sales	162,323	121,113	424,647	339,846

Gross profit	58,776	109,382	273,912	282,475
Operating expenses:
Selling, general and administrative	40,123	43,143	127,197	117,307
Research and development	59,858	58,248	173,374	171,021
Restructuring and other charges	18,529	—	18,529	3,273
Bad debt recovery	—	—	—	(7,662)

Total operating expenses	118,510	101,391	319,100	283,939

Operating (loss) income	(59,734)	7,991	(45,188)	(1,464)
Interest and other income, net	2,722	8,926	13,911	38,443
Write-off of unamortized debt issuance costs	—	(17,047)	—	(17,047)

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(57,012)	(130)	(31,277)	19,932
Benefit for income taxes	(22,224)	(4,213)	(15,791)	—

(Loss) income before cumulative effect of a change in accounting principle	(34,788)	4,083	(15,486)	19,932
Cumulative effect of a change in accounting principle, net of tax	(62,780)	—	(62,780)	—

Net (loss) income	$(97,568)	$4,083	$(78,266)	$19,932

Net (loss) income per share:
Basic
(Loss) income before cumulative effect of a change in accounting principle	$(0.23)	$0.03	$(0.10)	$0.14
Cumulative effect of a change in accounting principle	(0.41)	—	(0.42)	—

Basic net (loss) income per share	$(0.64)	$0.03	$(0.52)	$0.14

Diluted
(Loss) income before cumulative effect of a change in accounting principle	$(0.23)	$0.03	$(0.10)	$0.13
Cumulative effect of a change in accounting principle	(0.41)	—	(0.42)	—

Diluted net (loss) income per share	$(0.64)	$0.03	$(0.52)	$0.13

Shares used in basic per share calculation	151,280	143,691	150,221	144,355

Shares used in diluted per share calculation	151,280	146,094	150,221	149,257

See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 27,	December 31,
	2003	2002 *

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$529,483	$615,844
Short-term investments	448,030	403,808
Accounts receivable, net	221,308	192,862
Inventories	200,773	257,358
Deferred tax assets, net	155,221	119,699
Prepaid and other current assets	19,572	44,363

Total current assets	1,574,387	1,633,934
Property and equipment, net	513,241	179,926
Notes receivable	—	397,429
Goodwill	172,893	163,136
Intangible and other assets	57,315	119,569

Total assets	$2,317,836	$2,493,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,003	$71,218
Accrued payroll and related expenses	33,766	36,748
Accrued warranty	30,122	31,002
Other accrued liabilities	49,018	56,522
Income taxes payable	8,731	14,070
Deferred profit	40,477	55,613
Current obligations under lines of credit	3,164	—
Convertible subordinated notes	—	116,437

Total current liabilities	234,281	381,610
Deferred tax liabilities	—	19,502
Other liabilities	48,251	37,194

Total liabilities	282,532	438,306
Shareholders’ equity:
Common stock	1,543,604	1,487,281
Retained earnings	491,759	570,153
Accumulated other comprehensive loss	(59)	(1,746)

Total shareholders’ equity	2,035,304	2,055,688

Total liabilities and shareholders’ equity	$2,317,836	$2,493,994

*	Amounts as of December 31, 2002 are derived from the December 31, 2002 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended

	September 27,	September 28,
	2003	2002

Cash flows from operating activities:
Net (loss) income	$(78,266)	$19,932
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of unamortized debt issuance costs	—	17,047
Gain on sale of an investment	—	(4,602)
Non-cash portion of restructuring and other charges	51,895	—
Loss on extinguishment of debt	616	—
Bad debt recovery	—	(7,662)
Depreciation and amortization	47,962	32,292
Cumulative effect of a change in accounting principle, net of tax benefit	62,780	—
Deferred income taxes	(17,396)	(6,278)
Stock-based compensation	3,055	4,861
Income tax benefits from employee stock option plans	—	17,313
Changes in operating assets and liabilities:
Accounts receivable	(28,446)	3,345
Inventories	12,854	5,434
Prepaid and other current assets	15,057	68,683
Accounts payable	(2,215)	2,093
Accrued payroll and related expenses	(2,982)	854
Accrued warranty	(880)	(7,802)
Other accrued liabilities	(7,880)	2,385
Income taxes payable	(5,339)	3,650
Deferred profit	(15,136)	26,560

Net cash provided by operating activities	35,679	178,105

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	1,102,611	548,461
Purchases of short-term investments	(1,147,409)	(627,221)
Proceeds from sales and maturities of restricted short-term investments	—	2,146,931
Purchases of restricted short-term investments	—	(1,186,362)
Participation in synthetic leases	—	(177,458)
Capital expenditures	(23,867)	(21,412)
Decrease in other assets	7,373	1,834

Net cash (used in) provided by investing activities	(61,292)	684,773

Cash flows from financing activities:
Repayments of convertible subordinated notes	(117,053)	(879,750)
Proceeds from employee stock compensation plans	53,180	39,882
Proceeds from (payments on) lines of credit, net	3,164	(24,544)
Repurchase of common stock	(39)	(75,370)

Net cash used in financing activities	(60,748)	(939,782)

Net decrease in cash and cash equivalents	(86,361)	(76,904)
Cash and cash equivalents at the beginning of the period	615,844	550,640

Cash and cash equivalents at the end of the period	$529,483	$473,736

See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

On December 6, 2002, we acquired SpeedFam-IPEC, Inc., a global supplier of chemical mechanical planarization (CMP) systems used in the fabrication of advanced copper interconnects. The acquisition was accounted for as a purchase business combination and qualifies as a tax-free reorganization under IRS regulations. Our condensed consolidated financial statements for the three and nine months ended September 27, 2003 include the financial position, results of operations and cash flows of SpeedFam-IPEC.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, goodwill and other intangible assets, warranty obligations, restructuring and impairment charges, contingencies and litigation, and stock-based compensation. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state our assets given facts known at the time of valuation. Our assumptions may prove incorrect as facts change in the future. Actual results may differ from these estimates under different assumptions or conditions.

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries after the elimination of all significant intercompany account balances and transactions.

We operate primarily in one segment, the manufacturing, marketing, and servicing of semiconductor wafer fabrication equipment. Since we operate in one segment, all financial information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS No. 131, is included in the condensed consolidated financial statements.

Stock-Based Compensation

We account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Accordingly, no expense has been recognized for options granted to employees at fair value. We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense recorded in earlier years than the straight-line method.

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, we would have reported pro forma net loss and net loss per share as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net (loss) income as reported	$(97,568)	$4,083	$(78,266)	$19,932
Add:
Intrinsic value method expense included in reported net income, net of related tax effects	303	269	1,737	782
Less:
Fair value method expense, net of related tax effects	(13,333)	(18,631)	(48,899)	(53,702)

Pro-forma net loss	$(110,598)	$(14,279)	$(125,428)	$(32,988)

Pro-forma basic and diluted net loss per share	$(0.73)	$(0.10)	$(0.83)	$(0.23)

Basic net (loss) income per share as reported	$(0.64)	$0.03	$(0.52)	$0.14

Diluted net (loss) income per share as reported	$(0.64)	$0.03	$(0.52)	$0.13

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in the three and nine months ended September 27, 2003 and September 28, 2002:

	Three Months Ended				Nine Months Ended

	September 27,		September 28,		September 27,		September 28,
	2003		2002		2003		2002

Dividend yield	None		None		None		None
Expected volatility	80%		85%		82%		85%
Risk free interest rate	2.3%		3.3%		2.4%		3.2%
Expected lives	3.6	yrs	3.5	yrs	3.2	yrs	3.4	yrs

The weighted-average fair value of stock options granted during the period was $20.78 and $17.08 for the three and nine months ended September 27, 2003, respectively, and $15.95 and $22.63 for the three and nine months ended September 28, 2002, respectively.

The pro forma net loss and net loss per share data listed above include expense related to the Employee Stock Purchase Plan, referred to herein as the Purchase Plan. The fair value of issuances under the Purchase Plan is estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions for issuances made in the three and nine months ended September 27, 2003 and September 28, 2002:

	Three Months Ended				Nine Months Ended

	September 27,		September 28,		September 27,		September 28,
	2003		2002		2003		2002

Dividend yield	None		None		None		None
Expected volatility	46%		58%		49%		61%
Risk free interest rate	1.2%		2.3%		1.2%		2.3%
Expected lives	0.24	yr.	0.24	yr.	0.73	yr.	0.73	yr.

The weighted-average fair value of purchase rights granted during the period was $8.83 and $8.74 for the three and nine months ended September 27, 2003, respectively and $8.53 and $11.88 for the three and nine months ended September 28, 2002, respectively.

2.     NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net (loss) income per share, the weighted-average number of outstanding shares of common stock excludes shares of restricted stock subject to repurchase.

Diluted net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding, including shares of restricted common stock subject to repurchase and, when dilutive, potential shares from stock options to purchase common stock using the treasury stock method and from convertible securities on an as-if-converted basis.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Numerator:
Net (loss) income	$(97,568)	$4,083	$(78,266)	$19,932

Denominator:
Basic weighted-average shares outstanding	151,280	143,691	150,221	144,355
Employee stock options and restricted stock	—	2,403	—	4,902

Diluted weighted-average shares outstanding	151,280	146,094	150,221	149,257

Basic net (loss) income per share	$(0.64)	$0.03	$(0.52)	$0.14

Diluted net (loss) income per share	$(0.64)	$0.03	$(0.52)	$0.13

For the three and nine months ended September 27, 2003, all options to purchase common stock were excluded from the computation of net loss per share as it would be anti-dilutive during those periods. Options to purchase approximately 3.1 million shares of common stock at a weighted-average exercise price of $49.14 per share were outstanding as of September 28, 2002, but were not included in the computation of diluted net income per common share because the respective exercise prices of these options were greater than the average respective market prices of the common shares and, therefore, the effect would be anti-dilutive.

3.     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance sheet date, inventories consisted of the following (in thousands):

	September 27,	December 31,
	2003	2002

Purchased and spare parts	$158,486	$205,341
Work-in-process	23,485	45,487
Finished goods	18,802	6,530

Total inventories	$200,773	$257,358

4.     GOODWILL

In September 2003, we recorded a net increase to goodwill of approximately $9.8 million. The increase in goodwill is a result of the reallocation of the initial estimated purchase price allocation for the acquisition of SpeedFam-IPEC and additional purchase price.

The following table represents the adjustments to goodwill, assets acquired and liabilities assumed (in thousands):

Directors and officers insurance	$1,293
Inventory write-down	3,083
Restructuring accrual	11,032
Deferred tax assets – non-current	(6,108)
Other adjustments	457

Goodwill adjustment	$9,757

The directors and officers (D&O) insurance covers the former directors and officers of SpeedFam-IPEC. As part of our acquisition of SpeedFam-IPEC, we agreed to purchase D&O insurance for these directors and officers, however we did not include the cost of the D&O insurance in our initial purchase price.

The $3.1 million inventory write-down primarily relates to inventory not properly valued as of the acquisition date. The $11.0 million adjustment to the restructuring accrual is due to a decrease in our estimated future sublease income on facilities leased by SpeedFam-IPEC. This revised sublease income estimate is based on subsequent knowledge obtained about real estate conditions that existed as of the acquisition date. These facilities were abandoned as a result of the acquisition. The $6.1 million deferred tax asset adjustment is a result of the purchase price allocation adjustments.

5.     COMMITMENTS AND GUARANTEES

Operating Leases

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity. An entity is considered a variable interest entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied at the end of periods ending after June 15, 2003. In October 2003, the FASB issued a FASB Draft Position on FIN 46, delaying the effective date of FIN 46 to periods ending after December 15, 2003, but encouraging early adoption. We early-adopted FIN 46 on June 29, 2003.

After evaluating our synthetic leases, we concluded that the lessor was a variable interest entity and that we were the primary beneficiary of the variable interest entity. As such, we were required to consolidate the variable interest lessor beginning on June 29, 2003. Additionally, since each of the other lessees involved with this lessor had a variable interest in specified assets and liabilities of the variable interest lessor, we were only required to consolidate the specific assets, liabilities, and operating results associated with our synthetic leases. As a result of the early adoption of FIN 46, we recorded a non-cash charge net of tax of approximately $62.8 million in the third quarter of fiscal 2003 as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes.” The gross charge represents approximately $95.8 million of pre-tax depreciation that would have been recorded had we owned these assets from inception of the leases. As a result of the adoption of FIN 46 and our exercise of our options to purchase the properties subject to the synthetic leases in September 2003, property and equipment increased on a net basis by approximately $360.6 million and notes receivable and other non-current assets decreased by $456.4 million. The purchase of these properties in September 2003 eliminated our interest in the variable interest entity.

The consolidation and subsequent purchase of the facilities previously accounted for as synthetic leases increased our third quarter depreciation expense by approximately $8.5 million and decreased both our rent expense and interest income by approximately $3.0 million, which decreased our quarterly earnings per share by approximately $0.04. The adoption of FIN 46 and our exercise of our purchase options had no impact on our liquidity.

Product Warranty

We record the estimated cost of warranty as a component of cost of sales upon system shipment. The estimated cost is determined by the warranty term as well as the average historical labor and material costs for a specific product. Should actual product failure rates or material usage differ from our estimate, revisions to the estimated warranty liability may be required. We review the actual product failure rates and material usage on a quarterly basis and adjust our warranty liability as necessary. Effective December 31, 2002, we adopted the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others,” which requires changes to the accounting and disclosure of guarantees, including product warranties. Changes in our accrued warranty liability were as follows (in thousands):

	Nine Months Ended	Twelve Months Ended
	September 27, 2003	December 31, 2002

Balance, beginning of period	$31,002	$43,337
Warranties issued	37,151	42,723
Settlements	(38,031)	(56,322)
SpeedFam-IPEC, Inc. warranty at acquisition	—	1,264

Balance, end of period	$30,122	$31,002

In addition to product warranties, from time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers, lessors, and parties to other transactions with us, with respect to certain matters. We have agreed to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by us under these obligations have not been material.

6.     CONVERTIBLE SUBORDINATED NOTES

In connection with our acquisition of SpeedFam-IPEC, Inc., we assumed $115.0 million of convertible subordinated notes due in 2004. The notes were adjusted to their fair value of $116.4 million as of the acquisition date. The notes accrued interest at a rate of 6.25%, which was payable semi-annually in March and September. The notes were subordinated to all existing and future senior Novellus indebtedness and could have been converted into 3.3096 shares of Novellus’ common stock at a conversion price of $302.15 per $1,000 principal amount. We exercised our right to redeem the notes on January 8, 2003 at a redemption price of $117.1 million. The redemption price represented 101.786% of par value. As a result, we recognized approximately $0.6 million in expense for the difference between the carrying value as of the acquisition date and the redemption price.

7.     RESTRUCTURING AND OTHER CHARGES

In the third quarter of 2003, we announced a restructuring plan to align our cost structure with current business conditions. The restructuring plan resulted in pre-tax charges of $59.8 million in the third quarter, which is composed of $44.0 million for inventory, $7.9 million for asset write-offs (including fixed assets and purchased technology), $4.1 million for facilities, and $3.8 million for severance. The inventory charge is included in cost of sales and the other charges are included in restructuring and other charges on the condensed consolidated statement of operations.

The following table summarizes restructuring activity for the nine months ended September 27, 2003 related to restructuring charges we recorded in 2001, 2002, and 2003 (in thousands):

		Asset		Acquisition		Inventory
	Facilities	Impairment	Severance	Expense	Total	Write-down

Balance at December 31, 2002	$45,568	$—	$251	$1,253	$47,072	$—
Restructuring charges for 2003	4,088	7,943	3,807	—	15,838	43,952
Cash payments	(7,144)	—	(1,401)	(138)	(8,683)	—
Non-cash charges	—	(7,943)	—	—	(7,943)	(43,952)
SpeedFam-IPEC acquisition adjustment	11,032	—	—	—	11,032	—

Balance at September 27, 2003	$53,544	$—	$2,657	$1,115	$57,316	$—

Facilities

The facilities restructuring charge in the third quarter of 2003 primarily relates to abandoned corporate facilities from our January 2001 acquisition of GaSonics International Corporation. The charge consists of $1.1 million of repair and restoration costs and a $3.0 million decrease in our future sublease income estimate. In addition to the restructuring charge, we further lowered our estimate of future sublease income on abandoned facilities from the SpeedFam-IPEC acquisition by $11.0 million. The SpeedFam-IPEC facilities adjustment resulted in an increase to goodwill due to a reallocation of our purchase price. For further discussion on the goodwill increase, see Note 4 to our condensed consolidated financial statements.

Asset Impairment

In the third quarter of 2003, we abandoned assets and wrote off purchased technology of $7.9 million. The charge for abandoned assets of $2.4 million primarily relates to previous generation lab equipment. These assets have been abandoned as we do not expect to recover the carrying value through future cash flows. The write-off of purchased technology of $5.5 million relates to technology previously purchased from a third party vendor for use in certain research and development projects. The purchased technology has been written off as these research and development projects have been cancelled and there is no future economic benefit for the purchased technology.

Severance

In the third quarter of 2003, we reduced our workforce by approximately 7% in response to market conditions and recorded charges of $3.8 million, primarily for the cost of severance compensation. This workforce reduction affected approximately 200 people across all business functions, operating units and major geographic regions.

Inventory Write-downs

The charge for inventory write-downs of $44.0 million in the third quarter of 2003 relates to excess and obsolete inventory. During this quarter, changes in the industry and our worldwide distribution system resulted in revisions to forecasted demand. These changes resulted in a portion of our inventory becoming excess or obsolete.

8.     BAD DEBT RECOVERY

In September 2001, due to the financial difficulties facing one of our customers, an outstanding account receivable balance was at risk for collection. Accordingly, we recorded a write-off of $7.7 million in the third quarter of 2001. In the first quarter of 2002, all amounts under this account receivable balance were paid, resulting in a recovery of $7.7 million.

9.     COMPREHENSIVE (LOSS) INCOME

The following are the components of comprehensive (loss) income (in thousands):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net (loss) income	$(97,568)	$4,083	$(78,266)	$19,932
Foreign currency translation adjustments	(462)	143	1,661	818
Unrealized gain on available-for-sale securities, net of tax	80	124	26	416
Reclassification of realized gain on an available-for-sale investment included in net income, net of tax	—	—	—	(3,636)

Comprehensive (loss) income	$(97,950)	$4,350	$(76,579)	$17,530

The components of accumulated other comprehensive loss, net of related tax, are as follows (in thousands):

	September 27,	December 31,
	2003	2002

Foreign currency translation adjustments	$200	$(1,461)
Unrealized loss on available-for-sale securities	(259)	(285)

Accumulated other comprehensive loss	$(59)	$(1,746)

10.     RELATED PARTY TRANSACTIONS

In the second quarter of 2002, we began leasing an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $227,000 and $606,000 for the three and nine months ended September 27, 2003, respectively, and $76,000 and $134,000 for the three and nine months ended September 28, 2002, respectively.

A member of our Board of Directors, D. James Guzy, is also a member of the Board of Directors of Intel Corporation, one of our significant customers. Sales to Intel represented approximately 10% of our net sales for both the three and nine months ended September 27, 2003, respectively, and 8% and 11% for the three and nine months ended September 28, 2002, respectively. Intel also accounted for 11% and 14% of our accounts receivable as of September 27, 2003 and December 31, 2002, respectively.

From time to time, we have made secured relocation loans to our executive officers, vice presidents and key personnel. As of September 27, 2003, we do not have any outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we have outstanding loans to non-executive officers and key personnel. As of September 27, 2003 and December 31, 2002, the total outstanding balances of loans to non-executive officers and key personnel were approximately $6.0 million. Of the total amount outstanding at September 27, 2003, $4.8 million was secured by collateral.

11.     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150. SFAS No. 150 establishes standards for the classification and measurement of three types of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 does not have a material impact on our results of operations or financial condition.

12.     LITIGATION

For a discussion of legal matters, see Part II: Other Information, Item 1: Legal Proceedings.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our continued belief that significant investment in R&D is required to remain competitive; our intent to continue to invest in new products and in the enhancement of our current product lines; our expectations regarding the effect of the adoption of SFAS No. 150 on our results of operations or financial condition; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcome of the Applied Materials, Inc., Semitool, Inc., Plasma Physics Corporation, Solar Physics Corporation and Linear Technology Corporation litigation matters and various other litigations that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; our belief that we have meritorious claims and/or defenses in the Applied Materials and Semitool litigation matters; and our intent to continue pursuing the legal defense of our propriety technology primarily through patent and trade secret protection.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: our inability to allocate substantial resources to R&D; our failure to accurately predict the effect of our adoption of SFAS No. 150; our unanticipated need for additional liquid assets in the next twelve months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition or results of operations; inherent uncertainty in the outcome of litigation matters; and our potential inability to enforce our patents and protect our trade secrets.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, goodwill and other intangible assets, deferred tax assets, warranty obligations and restructuring and impairment charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB 101, “SAB 101: Revenue Recognition in Financial Statements-Frequently Asked Questions and Answers,” or SAB 101 FAQ and EITF-00-21, “Revenue Arrangements With Multiple Deliverables.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured.

Certain of our product sales are accounted for as multiple-element arrangements. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize equipment revenue upon shipment and transfer of title, with the remainder generally recognized at the later of completion of the installation services or customer acceptance.

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

Inventory Valuation

We assess the recoverability of all inventories, including raw materials, work-in-process, finished goods, and spare parts, to determine whether adjustments for impairment are required. Inventory that is obsolete or in excess of our forecasted usage is written down to its estimated market value based on assumptions about future demand and market conditions. If actual demand is lower than our forecast, additional inventory write-downs may be required.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment test in the fourth quarter of our fiscal year. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Furthermore, SFAS No. 142 includes provisions on the identification of intangible assets, reclassification of certain intangible assets from previously reported goodwill, and reassessment of the useful lives of existing intangible assets. Upon adoption of SFAS No. 142 in January 2002, we reassessed the useful lives and residual values of all acquired identifiable intangible assets to identify any necessary amortization period adjustments and to determine whether other intangible assets should be reclassified from goodwill. Based on that assessment, no adjustments were made to the amortization period or residual values of identifiable intangible assets.

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our valuation allowance was recorded as an increase to goodwill in connection with acquired net operating loss carryforwards, which are not realizable until 2009 and beyond. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should the existing deferred tax asset, which is currently offset by the valuation allowance, be realized, the benefit of such realization and the related reversal of the valuation allowance would result in a reduction of goodwill. If we determined that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would decrease income in the period in which such determination was made.

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

Restructuring and Impairment Charges

Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with EITF 94-3 and restructuring activities after December 31, 2002 were recorded under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146 and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved.

We account for business combination restructurings under the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SAB 100, “Restructuring and Impairment Charges.” Accordingly, restructuring accruals are recorded when management initiates an exit plan that will cause us to incur costs that have no future economic benefit. Certain restructuring charges related to asset impairments are recorded in accordance with SFAS No. 144. The restructuring accrual related to vacated facilities is calculated net of estimated sublease income. Sublease income is estimated based on current market quotes for similar properties. If we were unable to sublet these vacated properties on a timely basis or if we were forced to sublet them at lower rates due to changes in market conditions, we will adjust the accrual accordingly.

Our critical accounting policies are also discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to our Consolidated Financial Statements.

Results of Operations
(dollars in thousands)

Net Sales

	Three Months Ended			Nine Months Ended

	September 27, 2003	September 28, 2002	June 28, 2003	September 27, 2003	September 28, 2002

Net sales	$221,099	$230,495	$239,050	$698,559	$622,321
International net sales %	67%	68%	66%	62%	67%

The semiconductor equipment industry is subject to cyclical conditions that have played a major role in the fluctuations in our net sales. The increase in net sales for the nine months ended September 27, 2003 from the prior year period is primarily due to improved market conditions during 2003 and, to a lesser extent, revenues resulting from our December 2002 acquisition of SpeedFam-IPEC. The decline in demand for semiconductor equipment began in early 2001 and continued through the early part of 2002. While we have experienced a modest increase from 2002, demand has remained weak through the first three quarters of 2003.

The decrease in international net sales as a percentage of net sales for the nine months ended September 27, 2003 over the prior year is primarily due to a proportionally lower increase in net sales in the Asia region (consisting primarily of Korea, Japan, and Taiwan) compared to net sales in North America. The Asia region accounted for 52% of total net sales for the nine months ended September 27, 2003, compared to 58% for the nine months ended September 28, 2002.

Gross Profit

	Three Months Ended			Nine Months Ended

	September 27, 2003	September 28, 2002	June 28, 2003	September 27, 2003	September 28, 2002

Gross profit	$58,776	$109,382	$105,322	$273,912	$282,475
% of net sales	27%	47%	44%	39%	45%

The decline in gross profit percentage in the three and nine months ended September 27, 2003 is primarily due to our $44.0 million write-down of inventory. In the third quarter of 2003, changes in the industry and our worldwide distribution system resulted in revisions to forecasted demand. These changes resulted in a portion of our inventory becoming excess or obsolete. The prolonged decline in demand for semiconductor capital equipment has also continued to negatively affect our gross profit margin, as we have not been able to fully absorb fixed overhead costs.

Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended

	September 27, 2003	September 28, 2002	June 28, 2003	September 27, 2003	September 28, 2002

SG&A expense	$40,123	$43,143	$44,444	$127,197	$117,307
% of net sales	18%	19%	19%	18%	19%

SG&A expense includes compensation and benefits, travel, utilities, communications costs and professional fees for our corporate, financial, marketing and administrative functions. Also included are expenses for rents and depreciation and amortization related to the assets utilized by the functions noted above. As a percentage of net sales, SG&A expense remained relatively unchanged for the three and nine months ended September 27, 2003, compared to the respective prior-year periods. The increase in SG&A expense in absolute dollars for the nine months ended September 27, 2003 from the same period in the prior year is primarily due to higher salaries and litigation costs. The decrease in SG&A expense from the immediately preceding quarter is due to lower salaries and litigation costs.

Research and Development (R&D)

	Three Months Ended			Nine Months Ended

	September 27, 2003	September 28, 2002	June 28, 2003	September 27, 2003	September 28, 2002

R&D expense	$59,858	$58,248	$56,509	$173,374	$171,021
% of net sales	27%	25%	24%	25%	27%

R&D expense includes compensation and benefits, project materials, repairs and maintenance, rent, depreciation and amortization associated with patents and purchased technologies for our R&D functions. R&D expense as a percentage of net sales for the three and nine months ended September 27, 2003 remained essentially unchanged compared to the respective prior-year periods. The increase in R&D expense as a percentage of sales and in absolute dollars for the three months ended September 27, 2003 from the immediately preceding quarter is primarily due to the increase in depreciation expense resulting from the consolidation of properties previously accounted for under synthetic leases. We continue to believe that significant investment in R&D is required to remain competitive, and we plan to continue to invest in new products and in the enhancement of our current product lines.

Restructuring and Other Charges

	Three Months Ended			Nine Months Ended

	September 27, 2003	September 28, 2002	June 28, 2003	September 27, 2003	September 28, 2002

Restructuring and other charges	$18,529	$—	$—	$18,529	$3,273
% of net sales	8%	—	—	3%	1%

The $18.5 million restructuring and other charges in the three and nine months ended September 27, 2003 consisted of $7.9 million for asset write-offs (including fixed assets and purchased technology), $4.1 million for facilities, $3.8 million for severance, and $2.7 million for legal settlements. The asset write-offs, facilities charges, and severance charges were recorded in connection with activities undertaken to align our cost structure with current business conditions. The $3.3 million restructuring charge in the nine months ended September 28, 2002 consisted primarily of severance compensation related to a workforce reduction, which we carried out in response to the market downturn.

Bad Debt Recovery

	Three Months Ended			Nine Months Ended

	September 27, 2003	September 28, 2002	June 28, 2003	September 27, 2003	September 28, 2002

Bad debt recovery	$—	$—	$—	$—	$(7,662)
% of net sales	—	—	—	—	1%

In September 2001, we determined that an outstanding account receivable balance was at risk for collection because the customer was facing financial difficulties, payment was overdue and overall industry conditions continued to deteriorate. Accordingly, we recorded a write-off of $7.7 million in the third quarter of 2001. However, in the nine months ended September 28, 2002, the amount owed under this account was recovered in full, resulting in a benefit to operations of $7.7 million.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended

	September 27, 2003	September 28, 2002	June 28, 2003	September 27, 2003	September 28, 2002

Interest and other income, net	$2,722	$8,926	$5,537	$13,911	$38,443
% of net sales	1%	4%	2%	2%	6%

Interest and other income, net, includes interest income, interest expense and other non-operating items. The decrease in interest and other income, net, as a percentage of net sales and in absolute dollars for the three and nine months ended September 27, 2003 is primarily due to lower balances of interest-bearing cash and short-term investments, lower interest rates in the first half of 2003, and our synthetic lease accounting change. Lower cash and investment balances resulted mainly from the repayment of the $880.0 million Liquid Yield Option™ Notes (LYONs) in the third quarter of 2002 and the redemption of the $117.1 million SpeedFam-IPEC convertible subordinated notes in January 2003. The synthetic lease accounting change reduced our interest income by $3.0 million for both the three and nine months ended September 27, 2003. We also had a $4.6 million gain from the sale of an equity investment in the nine months ended September 28, 2002. In the first quarter of 2003, we recorded a loss of $616,000 upon redemption of the SpeedFam-IPEC convertible subordinated notes, which contributed to the reduction of interest and other income, net, in the nine months ended September 27, 2003.

Benefit for Income Taxes

Our estimated effective tax benefit rates were 39% and 50% for the three and nine months ended September 27, 2003. Our effective tax rate for the three and nine months ended September 28, 2002 was zero. The difference in the effective tax rate compared to the prior year is primarily due to the benefit of R&D tax credits in relation to a current year loss versus prior year income.

Related Party Transactions

In the second quarter of 2002, we began leasing an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $227,000 and $606,000 for the three and nine months ended September 27, 2003, respectively, and $76,000 and $134,000 for the three and nine months ended September 28, 2002, respectively.

A member of our Board of Directors, D. James Guzy, is also a member of the Board of Directors of Intel Corporation, one of our significant customers. Sales to Intel represented approximately 10% of our net sales for both the three and nine months ended September 27, 2003, respectively, and 8% and 11% for the three and nine months ended September 28, 2002, respectively. Intel also accounted for 11% and 14% of our accounts receivable as of September 27, 2003 and December 31, 2002, respectively.

From time to time, we have made secured relocation loans to our executive officers, vice presidents and key personnel. As of September 27, 2003, we do not have any outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we have outstanding loans to non-executive officers and key personnel. As of September 27, 2003 and December 31, 2002, the total outstanding balances of loans to non-executive officers and key personnel were approximately $6.0 million. Of the total amount outstanding at September 27, 2003, $4.8 million was secured by collateral.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150. SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 became effective for three types of financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 does not have a material impact on our results of operations or financial condition.

Liquidity and Capital Resources

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of funds at September 27, 2003 consisted of $977.5 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $42.1 million from $1.02 billion at December 31, 2002. The decrease was due primarily to the repayment of the SpeedFam-IPEC convertible subordinated notes at a redemption price of $117.1 million, plus accrued interest of $2.2 million, and $61.3 million of net cash used in investing activities, partially offset by positive cash generated from operations of $35.7 million and proceeds from the issuance of common stock in connection with stock option exercises of $53.2 million.

Net cash provided by operating activities during the nine months ended September 27, 2003 was $35.7 million. This amount consisted primarily of changes in working capital accounts, which include a decrease in prepaid and other current assets of $15.1 million, a decrease in inventories of $12.9 million, an increase in accounts receivable of $28.4 million, and the combined effect of decreases in accounts payable, accrued payroll and related expenses, income tax payable, deferred profit and other accrued liabilities of $33.5 million. The decrease in prepaid and other current assets was primarily attributable to an $18.5 million income tax refund received in the first quarter of 2003.

Net cash used in investing activities in the nine months ended September 27, 2003 was $61.3 million, which consisted primarily of capital expenditures of $23.9 million and net purchases of short-term investments of $44.8 million, offset by a decrease in other assets of $7.4 million. As of September 27, 2003, we did not have any significant commitments to purchase property and equipment.

Net cash used in financing activities in the nine months ended September 27, 2003 was $60.7 million, which is primarily due to the repayment of the SpeedFam-IPEC convertible subordinated notes at a redemption price of $117.1 million, partially offset by proceeds from employee stock compensation plans of $53.2 million and net line of credit borrowings of $3.2 million.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity. An entity is considered a variable interest entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the end of periods ending after June 15, 2003. In October 2003, the FASB issued a FASB Draft Position on FIN 46, delaying the effective date of FIN 46 to periods ending after December 15, 2003, but encouraging early adoption. We early-adopted FIN 46 on June 29, 2003.

After evaluating our synthetic leases, we concluded that the lessor is a variable interest entity and that we are the primary beneficiary of the variable interest entity. As such, we were required to consolidate the variable interest lessor beginning on June 29, 2003. Additionally, since each of the other lessees involved with this lessor had a variable interest in specified assets and liabilities of the variable interest lessor, we were only required to consolidate in our financial statements the specific assets, liabilities, and operating results associated with our synthetic leases. As a result of the early adoption of FIN 46 and the exercise of our purchase options in September 2003, property and equipment increased on a net basis by approximately $360.6 million and notes receivable and other non-current assets decreased by $456.4 million. In addition, as a result of the adoption of FIN 46, we recorded a non-cash net-of-tax charge of approximately $62.8 million in the third quarter of fiscal 2003 as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes.” The gross charge represents approximately $95.8 million of pre-tax depreciation that would have been recorded had we owned these assets from inception of the leases. The purchase of the properties in September 2003 eliminated our interest in the variable interest entity.

The consolidation and subsequent purchase of the facilities previously accounted for as synthetic leases increased our third quarter depreciation expense by approximately $8.5 million and decreased both our rent expense and interest income by approximately $3.0 million, which decreased our quarterly earnings per share by approximately $0.04. The early adoption of FIN 46 and the exercise of our options to purchase the properties had no impact on our liquidity.

Our subsidiaries in Asia and Europe have available lines of credit with various banks with total borrowing capacity of $38.5 million. The lines of credit bear interest at various rates, expire on various dates through April 2004 and can be used for general operating purposes. Borrowings of $3.2 million were outstanding under these credit facilities as of September 27, 2003.

We believe that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs at least through the next twelve months.

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

Cyclical Downturns in the Semiconductor Industry

Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been very cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we manufacture and market. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. In particular, our inventory levels during periods of reduced demand have at times reached higher-than-necessary levels relative to the current levels of production demand. We cannot provide any assurance that we may not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. We cannot give assurances that our net sales and operating results will not be adversely affected if the current downturn in the semiconductor industry continues, or if other downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.

The Semiconductor Industry is Intensely Competitive and Capital-Intensive

We face substantial competition in the industry, from both potential new market entrants and established competitors. Some of these companies may have greater financial, marketing, technical or other resources than we do, as well as broader product lines, greater customer service capabilities, or larger and more established sales organizations and customer bases. Remaining competitive in the market depends in part upon our ability to develop new and enhanced systems and to introduce them at competitive prices on a timely basis. Our customers must incur substantial expenditures to install and integrate capital equipment into their semiconductor production lines. Once a manufacturer has selected a vendor’s capital equipment for a particular product line, the manufacturer is likely to continue with the selected equipment vendor for that specific application at that location. Accordingly, we may experience difficulty in selling a product to a particular customer for a significant period of time after that customer has selected a competitor’s product. In addition, sales of our systems depend in significant part upon a prospective customer’s decision to increase or expand manufacturing capacity—both of which typically involve a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy sales cycle, during which we may expend substantial funds and management effort.

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

Our success in developing, introducing and selling new and enhanced systems depends upon a variety of factors. These include product selection, timely and efficient completion of product design and development and implementation of manufacturing and assembly processes, product performance in the field, and effective sales and marketing. There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products, or in enhancing our existing products. In addition, we could incur substantial unanticipated costs to ensure the functionality and reliability of our future product introductions early in their product life cycles. If new products have reliability or quality problems, reduced orders, or higher manufacturing costs, then delays in collecting accounts receivable and additional service and warranty expenses may result. Any of these events could materially adversely affect our business, financial condition or results of operations.

International Operations

Export sales currently account for a significant portion of our net sales. This trend is expected to continue in the foreseeable future. As a result, a significant portion of our sales is subject to certain risks, including, but not limited to:

•	Tariffs and other trade barriers;

•	Challenges in staffing and managing foreign operations;

•	Difficulties in managing foreign distributors;

•	Potentially adverse tax consequences;

•	Imposition of legislation and regulations relating to the import or export of semiconductor products, either by the United States or other countries;

•	Periodic economic downturns;

•	Political instability; and

•	Fluctuations in interest and foreign currency exchange rates, creating the need to enter into forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations, specifically yen-denominated transactions.

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

Variability of Quarterly Operating Results

We have experienced and expect to continue experiencing significant fluctuations in our quarterly operating results. These fluctuations are due to a number of factors that include, but are not limited to:

•	Building our systems according to forecast, and not using limited backlog information, which hinders our ability to plan production and inventory levels;

•	Failure to receive anticipated orders in time to permit shipment during the quarter;

•	Customers rescheduling or canceling shipments;

•	Manufacturing difficulties;

•	Customers deferring orders of our existing products due to new product announcements by us and/or our competitors; and

•	Overall business conditions in the semiconductor equipment industry.

•	Variations in quarterly operating results or changes in analysts’ earnings estimates may subject the price of our common stock to wide fluctuations and possible rapid increases or decreases in a short time period.

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

Supply Shortages

We use numerous suppliers to obtain parts, components and sub-assemblies for the manufacture and support of our products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may only be obtained from a single or limited sources. These suppliers are in some cases thinly capitalized, independent companies that generate significant portions of their business from us and/or a small group of other companies in the semiconductor industry. We seek to reduce our dependence on this limited group of suppliers. However, disruption or termination of certain of these suppliers may occur. Such disruptions could have an adverse effect on our operations. A prolonged inability to obtain certain parts could have a material adverse effect on our business, financial condition or results of operations, and could result in our inability to meet customer demands on time.

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

Limitations on the Effectiveness of Controls

The company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal controls for financial reporting, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s internal controls for financial reporting. This information was important both for the controls evaluation generally and because items 5 and 6 in the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer require that the Chief Executive Officer and the Chief Financial Officer disclose that information to our Board’s Audit Committee and to our independent auditors and report on related matters in this section of the Quarterly Report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions.” These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control for financial reporting does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures. In accordance with SEC requirements, the Chief Executive Officer and the Chief Financial Officer note that, during our most recent fiscal quarter, there have been no changes in internal controls for financial reporting that have actually affected or are reasonably likely to materially affect our internal controls for financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Applied Materials, Inc.

On June 13, 1997, we agreed to purchase the Thin Film Systems (TFS) business of Varian Associates, Inc. (Varian). On the same day, Applied Materials, Inc. (Applied) sued Varian in the United States District Court (the Court) for the Northern District of California for alleged infringement by TFS of several of Applied’s physical vapor deposition (PVD) patents (the Applied Patents).

On June 23, 1997, we sued Applied in the United States District Court for the Northern District of California, claiming infringement by Applied of several of our PVD patents acquired from Varian in the TFS purchase. Applied has filed counterclaims in this suit, alleging that we infringe Applied’s patents.

We seek an injunction against future infringement by Applied, damages for past infringement, and treble damages for willful infringement.

On July 7, 1997, Applied amended its complaint in its suit against Varian to add Novellus as a defendant. We have requested that the Court dismiss us as a defendant in this suit. The Court has not yet ruled on the request or required us to file an answer in this lawsuit.

The relief requested by Applied in both suits includes a permanent injunction against future infringement, damages for alleged past infringement, and treble damages for alleged willful infringement. Trial is currently set to commence on January 20, 2004. Applied has recently indicated, however, that it will not be seeking any relief against Novellus in this trial.

We believe that we have meritorious claims against Applied. We also believe, should Applied attempt to assert claims against us, we have meritorious defenses to any such claim, including the defense that our operations and products (including TFS products and systems) do not infringe the Applied Patents, and that the Applied Patents are invalid, unenforceable or both. As a result of court rulings adverse to Applied – and in light of certain indemnity obligations undertaken by Varian, which include reimbursement of certain legal expenses and a portion of any losses incurred from this litigation – we do not believe that these potential claims will have a material adverse effect on our business, financial condition, or results of operations.

Semitool, Inc.

On June 11, 2001, Semitool, Inc. (Semitool) sued Novellus for patent infringement in the United States District Court for the District of Oregon. In this lawsuit, Semitool alleges that Novellus infringes one of Semitool’s patents related to copper electroplating. Semitool seeks an injunction against future infringement by Novellus, damages for past infringement, and treble damages for alleged willful infringement.

On November 13, 2001, we countersued Semitool for patent infringement in the United States District Court for the District of Oregon. We allege that Semitool infringes certain Novellus patents related to copper electroplating. We seek an injunction against Semitool, damages for past infringement, and treble damages for willful infringement by Semitool.

The Court has issued claim construction orders regarding all of the patents-in-suit and discovery has closed. The Court has not yet ruled on any of the motions for summary judgment submitted by Semitool against the Novellus patents. The case is presently scheduled to proceed to trial in November of 2004. We believe that we have meritorious claims against Semitool and meritorious defenses to Semitool’s claims against us, and that this litigation will not have a material adverse impact on our business, financial condition, or results of operations. However, the outcome of patent disputes is often affected by uncertainty in the resolution of complex issues of fact and law. If Semitool were to prevail against us, the adverse effect on our business, financial condition, or results of operations could be material.

Plasma Physics Corporation and Solar Physics Corporation

On June 14, 2002, certain of our present and former customers – including Agilent Technologies, Inc., Micron Technology, Inc., Agere Systems, Inc., National Semiconductor Corporation, Koninklijke Philips Electronics N.V., Texas Instruments, Inc., ST Microelectronics, Inc., LSI Logic Corporation, International Business Machines Corporation, Conexant Systems, Inc., Motorola, Inc., Advanced Micro Devices, Inc. and Analog Devices Inc. – were sued for patent infringement by Plasma Physics Corporation (Plasma Physics) and Solar Physics Corporation (Solar Physics). We have not been sued by Plasma Physics, Solar Physics, or any other party for infringement of any Plasma Physics or Solar Physics patent. Certain defendants in the case, however, contend that we allegedly have indemnification obligations and liability relating to these lawsuits. We believe that these matters will not have a material adverse impact on our business, financial condition, or results of operations. There can be no assurance, however, that we will prevail in the above lawsuit or in any other lawsuit filed in connection with the alleged indemnification obligations. If one or more parties were to prevail against us in such a suit and damages were awarded, the adverse impact on our business, financial condition, or results of operations could be material.

Linear Technology Corporation

On March 12, 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty, and declaratory relief. We filed a demurrer to Linear’s complaint, which the court granted on April 11, 2003, with leave to amend. On May 2, 2003, Linear filed a second amended complaint. We filed a demurrer to Linear’s second amended complaint, which the court granted on August 14, 2003, with leave to amend. On September 15, 2003, Linear filed a third amended complaint. We filed a demurrer to Linear’s third amended complaint, which is scheduled to be heard on January 15, 2004.

This litigation is in its early stages and is therefore inherently difficult to assess. We believe that this litigation will not have a material adverse impact on our business, financial condition, or results of operations. However, the outcome of patent disputes is often affected by uncertainty in the resolution of complex issues of fact and law. If Linear were to prevail against us, the adverse effect on our business, financial condition, or results of operations could be material.

Other Litigation

We are a defendant or plaintiff in various actions that have arisen in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition, or results of operations.

ITEM 5: OTHER INFORMATION

The ratio of earnings to fixed charges for the nine months ended September 27, 2003 and each of the five most recent fiscal years was as follows:

	Years ended December 31,
Nine months ended
September 27, 2003	2002	2001	2000	1999	1998

—	2.69	13.41	16.30	6.95	6.33

The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings before income taxes and before the cumulative effect of a change in accounting principle plus fixed charges. Fixed charges consist of interest expense and that portion of net rental expense deemed representative of interest. In the nine months ended September 27, 2003, Novellus incurred a loss of $78.3 million, net of an income tax benefit of $15.8 million. Fixed charges for this period were $6.5 million.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1
Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On July 21, 2003, we furnished a report on Form 8-K under items 7 and 12 announcing our results of operations for the fiscal quarter ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By: /s/ Kevin S. Royal

Kevin S. Royal Vice President and Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)
November 11, 2003

EXHIBIT INDEX

31.1
Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 11, 2003 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.