Form 10-Q
period 2004-03-27
NOVELLUS SYSTEMS INC
filed 2004-05-05
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

YES (X) NO (  )

As of April 30, 2004, 147,856,925 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED MARCH 27, 2004

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 27,	March 29,
	2004	2003
Net sales	$262,862	$238,410
Cost of sales	138,257	128,596

Gross profit	124,605	109,814
Operating expenses:
Selling, general and administrative	42,403	42,631
Research and development	58,957	57,006
Legal settlement	2,500	—

Total operating expenses	103,860	99,637

Operating income	20,745	10,177
Interest and other income, net	2,749	5,652

Income before income taxes	23,494	15,829
Provision for income taxes	6,813	3,957

Net income	$16,681	$11,872

Net income per share:
Basic net income per share	$0.11	$0.08

Diluted net income per share	$0.11	$0.08

Shares used in basic calculation	152,911	149,434

Shares used in diluted calculation	156,100	152,229

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 27,	December 31,
	2004	2003 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$494,006	$497,178
Short-term investments	538,731	504,954
Accounts receivable, net	285,981	231,760
Inventories	213,409	199,100
Deferred tax assets, net	137,807	126,901
Prepaid and other current assets	13,011	12,095

Total current assets	1,682,945	1,571,988
Property and equipment, net	492,481	506,567
Goodwill	173,267	173,267
Intangible and other assets	87,983	87,078

Total assets	$2,436,676	$2,338,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,687	$53,537
Accrued payroll and related expenses	33,780	25,197
Accrued warranty	34,050	28,805
Other accrued liabilities	41,956	43,406
Income taxes payable	20,047	10,293
Deferred profit	63,974	46,821
Current obligations under lines of credit	21,669	13,023

Total current liabilities	301,163	221,082
Other liabilities	46,063	45,958

Total liabilities	347,226	267,040
Shareholders’ equity:
Common stock	1,575,753	1,565,926
Retained earnings	507,899	501,362
Accumulated other comprehensive income	5,798	4,572

Total shareholders’ equity	2,089,450	2,071,860

Total liabilities and shareholders’ equity	$2,436,676	$2,338,900

*	Amounts as of December 31, 2003 are derived from the December 31, 2003 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 27,	March 29,
	2004	2003
Cash flows from operating activities:
Net income	$16,681	$11,872
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of an investment	(348)	—
Loss on extinguishment of debt	—	616
Depreciation and amortization	20,547	13,376
Deferred income taxes	(10,060)	(279)
Stock-based compensation	979	790
Income tax benefits from employee stock option plans	—	1,127
Changes in operating assets and liabilities:
Accounts receivable	(54,221)	(10,777)
Inventories	(18,153)	3,736
Prepaid and other current assets	(471)	25,057
Accounts payable	32,127	(9,583)
Accrued payroll and related expenses	12,415	(9,261)
Accrued warranty	5,245	(145)
Other accrued liabilities	(1,675)	(7,161)
Income taxes payable	9,754	(7,669)
Deferred profit	17,153	4,836

Net cash provided by operating activities	29,973	16,535

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	211,596	248,146
Purchases of short-term investments	(245,154)	(257,336)
Capital expenditures	(5,122)	(8,234)
Decrease in other assets	2,017	5,016

Net cash used in investing activities	(36,663)	(12,408)

Cash flows from financing activities:
Repayments of convertible subordinated notes	—	(117,053)
Proceeds from employee stock compensation plans	10,137	14,280
Proceeds from lines of credit, net	8,646	—
Repurchase of common stock	(15,265)	(39)

Net cash provided by (used in) financing activities	3,518	(102,812)

Net decrease in cash and cash equivalents	(3,172)	(98,685)
Cash and cash equivalents at the beginning of the period	497,178	615,844

Cash and cash equivalents at the end of the period	$494,006	$517,159

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

We operate primarily in one segment, the manufacturing, marketing, and servicing of semiconductor wafer fabrication equipment. Since we operate in one segment, all segment-related financial information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS No. 131, is included in the condensed consolidated financial statements.

Stock-Based Compensation

We account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Accordingly, no expense has been recognized for options granted to employees at current market value. We recognize stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense recorded in earlier years than the straight-line method.

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

Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, we would have reported pro forma net income (loss) and net income (loss) per share as follows (in thousands, except per share data):

	Three Months Ended
	March 27,	March 29,
	2004	2003
Net income as reported	$16,681	$11,872
Add:
Intrinsic value method expense included in reported net income, net of related tax effects	978	485
Less:
Fair value method expense, net of related tax effects	(13,803)	(18,112)

Pro-forma net income (loss)	$3,856	$(5,755)

Pro-forma basic and diluted net income (loss) per share	$0.03	$(0.04)

Basic net income per share, as reported	$0.11	$0.08

Diluted net income per share, as reported	$0.11	$0.08

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in the three months ended March 27, 2004 and March 29, 2003:

	Three Months Ended
	March 27,	March 29,
	2004	2003
Dividend yield	None	None
Expected volatility	77%	83%
Risk free interest rate	2.3%	2.8%
Expected lives	3.7 years	3.5 years

The weighted-average fair value of stock options granted during the period was $17.89 for the three months ended March 27, 2004 and $17.31 for the three months ended March 29, 2003.

The pro forma net income (loss) and net income (loss) per share data listed above include expense related to the Employee Stock Purchase Plan, referred to herein as the Purchase Plan. The fair value of issuances under the Purchase Plan is estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended
	March 27,	March 29,
	2004	2003
Dividend yield	None	None
Expected volatility	45%	72%
Risk free interest rate	1.3%	2.0%
Expected lives	0.3 year	0.5 year

The weighted-average fair value of purchase rights was $10.59 for the three months ended March 27, 2004 and $11.40 for the three months ended March 29, 2003.

2. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes shares of restricted stock subject to repurchase.

Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including shares of restricted common stock subject to repurchase and, when dilutive, potential shares from stock options to purchase common stock using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except for per share amounts):

	Three Months Ended
	March 27,	March 29,
	2004	2003
Numerator:
Net income	$16,681	$11,872
Denominator:
Basic weighted-average shares outstanding	152,911	149,434
Employee stock options and restricted stock	3,189	2,795

Diluted weighted-average shares outstanding	156,100	152,229

Basic net income per share	$0.11	$0.08

Diluted net income per share	$0.11	$0.08

Options to purchase approximately 11.3 million and 12.7 million shares of common stock at a weighted-average exercise price of $42.09 and $40.03 per share were outstanding as of March 27, 2004 and March 29, 2003, respectively, but were not included in the computation of diluted net income per common share because the respective exercise prices of these options were greater than the average respective market prices of the common shares and, therefore, the effect would be anti-dilutive.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance sheet date, inventories consisted of the following (in thousands):

	March 27,	December 31,
	2004	2003
Purchased and spare parts	$159,201	$146,399
Work-in-process	49,708	37,502
Finished goods	4,500	15,199

Total inventories	$213,409	$199,100

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 27, 2004 and December 31, 2003, we had goodwill of approximately $173.3 million. We completed the annual goodwill impairment test in the fourth quarter of 2003 in accordance with our policy. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. The results of our impairment tests did not indicate impairment.

Intangible Assets

The following tables provide details of our acquired intangible assets (in thousands):

		Accumulated
March 27, 2004	Gross	Amortization	Net
Patents	$11,680	$(11,329)	$351
Other intangible assets	18,540	(4,958)	13,582

Total	$30,220	$(16,287)	$13,933

		Accumulated
December 31, 2003	Gross	Amortization	Net
Patents	$11,680	$(10,912)	$768
Other intangible assets	18,540	(4,231)	14,309

Total	$30,220	$(15,143)	$15,077

Our estimated amortization expense for the identifiable intangible assets for each of the next five years will be approximately $2.9 million per year. As of March 27, 2004, we have no identifiable intangible assets with indefinite lives.

5. VARIABLE INTEREST ENTITIES

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity. An entity is considered a variable interest entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied at the end of periods ending after June 15, 2003. In October 2003, the FASB issued a FASB Draft Position on FIN 46, delaying the effective date of FIN 46 to periods ending after December 15, 2003, but encouraging early adoption. We early-adopted FIN 46 on June 29, 2003, at the beginning of our third fiscal quarter.

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

The consolidation and subsequent purchase of the facilities previously accounted for as synthetic leases increases our quarterly depreciation expense by approximately $8.5 million and decreases both our rent expense and interest income by approximately $3.0 million, which decreases our quarterly earnings per share by approximately $0.04. The adoption of FIN 46 and our exercise of our purchase options had no impact on our liquidity.

6. PRODUCT WARRANTY

We record the estimated cost of warranty as a component of cost of sales upon system shipment. The estimated cost is determined by the warranty term as well as the average historical labor and material costs for a specific product. Should actual product failure rates or material usage differ from our estimate, revisions to the estimated warranty liability may be required. We review the actual product failure rates and material usage on a quarterly basis and adjust our warranty liability as necessary. We have adopted the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others,” which requires changes to the accounting and disclosure of guarantees, including product warranties. Changes in our accrued warranty liability were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 27, 2004	March 29, 2003
Balance, beginning of period	$28,805	$31,002
Warranties issued	16,634	12,914
Settlements	(12,585)	(13,059)
Changes in liability for pre-existing warranties, including expirations	1,196	—

Balance, end of period	$34,050	$30,857

7. CONVERTIBLE SUBORDINATED NOTES

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

8. RESTRUCTURING AND OTHER CHARGES

In 2001, we implemented a restructuring plan that was driven by the decline in sales orders due to the contraction of the semiconductor capital equipment market. Additional restructuring reserves recorded in 2002 were primarily related to exiting business activities of SpeedFam-IPEC that were recognized by us as liabilities assumed in the purchase business combination. In the third quarter of 2003, we implemented a restructuring plan to align our cost structure with current business conditions.

The following table summarizes restructuring activity for the three months ended March 27, 2004 (in thousands):

			Acquisition
	Facilities	Severance	Expense	Total
Balance at December 31, 2003	$50,513	$592	$1,115	$52,220
Cash payments	(2,234)	(183)	(90)	(2,507)

Balance at March 27, 2004	$48,279	$409	$1,025	$49,713

As of March 27, 2004, substantially all actions under the 2003, 2002 and 2001 restructuring plans have been completed, except for payments of future rent obligations of $48.3 million, which are to be paid in cash through 2017. There were no significant changes in estimates on sublease income related to these facilities during the quarter ended March 27, 2004.

9. COMPREHENSIVE INCOME

The following are the components of comprehensive income (in thousands):

	Three Months Ended
	March 27,	March 29,
	2004	2003
Net income	$16,681	$11,872
Foreign currency translation adjustments	925	(1,162)
Realized gain on available-for sale securities, net of tax	(348)	—
Unrealized gain (loss) on available-for-sale securities, net of tax	649	(133)

Comprehensive income	$17,907	$10,577

The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

	March 27,	December 31,
	2004	2003
Foreign currency translation adjustments	$5,610	$4,685
Unrealized gain (loss) on available-for-sale securities	188	(113)

Accumulated other comprehensive income	$5,798	$4,572

10. RELATED PARTY TRANSACTIONS

In the second quarter of 2002, we began leasing an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $232,000 and $139,000 for the three months ended March 27, 2004 and March 29, 2003, respectively.

Mr. Hill is also a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $351,000 for the three months ended March 27, 2004 and March 29, 2003.

During the quarter ended March 27, 2004, a member of our Board of Directors, D. James Guzy, was also a member of the Board of Directors of Intel Corporation, one of our significant customers. Sales to Intel represented approximately 8% of our net sales for the three months ended March 27, 2004 and 14% for the three months ended March 29, 2003. Intel also accounted for 4% and 6% of our accounts receivable as of March 27, 2004 and December 31, 2003, respectively. Mr. Guzy did not stand for re-election to the Board of Directors at our 2004 Annual Meeting of Shareholders and was named Director Emeritus as of April 16, 2004.

From time to time, we have made secured relocation loans to our executive officers, vice presidents and key personnel. As of March 27, 2004, we do not have any outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we have outstanding loans to non-executive officers and key personnel. As of March 27, 2004 and December 31, 2003, the total outstanding balances of loans to non-executive officers and key personnel were approximately $5.5 million and $5.7 million, respectively. Of the total amount outstanding at March 27, 2004, $4.4 million was secured by collateral.

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

The relief requested by Applied in both suits includes a permanent injunction against future infringement, damages for alleged past infringement and treble damages for alleged willful infringement. Trial is currently set to commence on September 20, 2004. Applied has recently indicated, however, that it will not be seeking any relief against us in this trial.

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

The Court has issued claim construction orders regarding all of the patents-in-suit, and discovery has closed. The Court denied Semitool’s motion for summary judgment of invalidity against U.S. Patent No. 6,074,544 and granted Semitool’s motion for summary judgment of invalidity against U.S. Patent No. 6,110,346. The Court has not yet ruled on any of the remaining motions for summary judgment submitted by Semitool against the Novellus patents. The case is presently scheduled to proceed to trial in November of 2004. We believe that we have meritorious claims against Semitool and meritorious defenses to Semitool’s claims against us, and that this litigation will not have a material adverse impact on our business, financial condition, or results of operations. However, the outcome of patent disputes is often affected by uncertainty in the resolution of complex issues of fact and law. If Semitool were to prevail against us, the adverse effect on our business, financial condition, or results of operations could be material.

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

Linear Technology Corporation

On March 12, 2002, Linear Technology Corporation filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint sought damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty, and declaratory relief. We filed a demurrer to Linear’s complaint, which the court granted on April 11, 2003, with leave to amend. On May 2, 2003, Linear filed a second amended complaint. We filed a demurrer to Linear’s second amended complaint, which the court granted on August 14, 2003, with leave to amend. On September 15, 2003, Linear filed a third amended complaint. We filed a demurrer to Linear’s third amended complaint, which the court granted on January 15, 2004, with leave to amend. On January 28, 2004, Linear filed a fourth amended complaint. We filed a demurrer to the fourth amended complaint on April 2, 2004. The court is currently scheduled to hear our demurrer on May 18, 2004.

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

Employment Litigation

On April 4, 2003, Thomas Graziani, et al. filed a class action lawsuit against Novellus in the United States District Court for the District of Oregon. On August 1, 2003, David Robinson, et al. filed a class action lawsuit against Novellus in the United States District Court for the Northern District of California, San Jose Division. Both lawsuits seek collective and/or class action status for field service engineers who work for Novellus and both lawsuits allege that field service engineers are entitled to compensatory damages in the form of overtime pay, liquidated damages, interest and attorneys’ fees and costs. At a mediation held on March 1, 2004, the parties to both lawsuits agreed to a settlement to be documented on or before April 2, 2004. Subsequently, the parties have agreed to the material terms of a settlement, including a cap on exposure to Novellus of $2.5 million. On May 3, 2004, a fully executed agreement resolving these matters was filed with the Court. The settlement requires court approval which is expected to be requested at a hearing set for June 7, 2004. Novellus recorded a charge of $2.5 million during the three months ended March 27, 2004 related to the settlement.

Other Litigation

We are a defendant or plaintiff in various actions that arose in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

12. SUBSEQUENT EVENTS

In April 2004, we acquired Santa Clara, California-based Angstron Systems, Inc., a developer of atomic layer deposition (ALD) technology for advanced semiconductor manufacturing for a purchase price of $9.5 million. We anticipate recording a second quarter charge of between $5.5 million and $6.5 million for in-process research and development in connection with the acquisition.

From March 28, 2004 to April 30, 2004 we repurchased approximately 5.4 million shares of our common stock at an average price of $30.41 per share.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our belief that our investments in research and development during the recent global recession have positioned us for growth in the coming year; our belief that the increase in demand for our products during the fourth quarter of 2003 and the first quarter of 2004 could be an indication of a semiconductor industry recovery; our plan to continue to focus on expanding our market presence in Asia; our belief that significant additional growth potential exists in the Asia region over the long term; our continued belief that significant investment in R&D is required to remain competitive; our intent to continue to invest in new products and in the enhancement of our current product lines; management’s belief that the majority of the Company’s deferred tax assets will be realized due to anticipated future income; our belief that our forward foreign exchange contracts do not subject us to speculative risk that would otherwise result from changes in currency exchange rates; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcomes of the Applied Materials, Inc., Semitool, Inc., Plasma Physics, Solar Physics and Linear Technology Corporation litigation matters and various other litigations that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; our belief that we have meritorious claims and defenses in the Applied and Semitool litigation matters; our belief that we will enter into a court-approved settlement agreement in the second quarter with regard to the employment litigation filed against us; and our intent to continue pursuing the legal defense of our propriety technology primarily through patent and trade secret protection.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: our misallocation of resources to technology that fails to generate customer interest in the coming year; constriction of semiconductor manufacturer capital equipment spending in 2004; shifting our focus away from expansion of our market presence in Asia due to slower economic development in the region; our inability to allocate substantial resources to R&D, new products and enhancement of our current product lines; inaccuracies in management’s assessment of the amount of the Company’s valuation allowance for deferred tax assets; the inaccuracy of our beliefs regarding foreign exchange contracts; our unanticipated need for additional liquid assets in the next twelve months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition or results of operations; inherent uncertainty in the outcome of litigation matters; unanticipated difficulties in finalizing our employment litigation settlement agreement; and our potential inability to enforce our patents and protect our trade secrets.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in this Item 2 of Part I, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also consult the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our other filings with the Securities and Exchange Commission (SEC), including our Forms 8-K and our Annual Report to Shareholders.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of the Company. The following are included in our MD&A:

•	Overview of our Business and Industry;

•	Results of Operations;

•	Critical Accounting Policies;

•	Liquidity and Capital Resources;

•	Related Parties; and

•	Risk Factors.

Overview of Our Business and Industry

Novellus is a global supplier of equipment used in the fabrication of integrated circuits. We develop, manufacture, sell and service equipment used by manufacturers of integrated circuits, or chips, who either incorporate the chips in their own products or sell the chips to other companies for use in electronic devices. Our goal is to use our expertise to increase our market share and strengthen our position as a leading supplier of semiconductor processing equipment. To accomplish this, we endeavor to provide our customers with highly reliable products which help them reduce costs, increase productivity and remain competitive.

Our business depends on capital expenditures made by chip manufacturers, who in turn are dependent on corporate and consumer demand for chips and the devices which use them. The industry in which we operate is driven by spending for electronic products. As a consequence, our business is directly affected by growth or contraction in the global economy as well as by the adoption of new technologies. Demand for personal computers, the expansion of the Internet and telecommunications industries, and the emergence of new applications in consumer electronics have a direct impact on our business. In addition, the industry is characterized by intense competition and rapidly changing technology. During the recent global recession, we continued to work closely with our customers and made substantial investments in research and development in order to continue delivering innovative products which enhanced productivity for our customers and utilized the latest technology. We believe these investments have positioned us for growth in the coming year.

We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income (loss) and net income (loss) per share are the primary measures we use to monitor performance. Net orders are used to forecast and plan future operations. Net orders consist of current period orders less current period cancellations. The following table sets forth certain quarterly financial information for the periods indicated:

	Quarterly Financial Data
	2004	2003
	First	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$262,862	$238,410	$239,050	$221,099	$226,511
Gross profit	124,605	109,814	105,322	58,776	106,088
Net income (loss)	16,681	11,872	7,430	(97,568)	10,452
Diluted net income (loss) per share	0.11	0.08	0.05	(0.64)	0.07
Net orders	346,793	241,825	198,759	220,775	275,219

The semiconductor equipment industry is subject to cyclical conditions which play a major role in the fluctuations in demand, as defined by net orders. These fluctuations, in turn, affect our net sales. Net orders during the first three quarters of 2003 were sequentially volatile with a 10% increase in the first quarter, an 18% decrease in the second quarter, and an 11% increase in the third quarter, reflecting uncertainty in the demand for semiconductor devices. In the fourth quarter of 2003, we experienced a 25% sequential increase in net orders. The net order growth in the fourth quarter was driven primarily by strengthening demand for corporate and consumer electronic devices, which resulted in an increase in our customers’ capacity utilization. In addition, we experienced increased demand as a result of our customers’ transition to 300mm fabrication equipment. In the first quarter of 2004, we experienced a 26% sequential increase in net orders. We believe the increase in demand for our products during the fourth quarter of 2003 and the first quarter of 2004 could be an indication of an industry recovery.

The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders turn to revenue either at shipment or upon customer acceptance of the equipment. Our revenue recognition policy addresses the distinction between revenue recognized upon shipment and revenue recognized upon customer acceptance. Equipment generally ships within two or three months of receiving the related order and if applicable, customer acceptance is typically received six to eight months after shipment. These time lines are general estimates and actual times may vary depending on specific circumstances.

Results of Operations
(dollars in thousands)

Net Sales

	Three Months Ended
	March 27, 2004	March 29, 2003	December 31, 2003
Net sales	$262,862	$238,410	$226,511
International net sales %	78%	55%	74%

The increase in net sales of $24.5 million for the three months ended March 27, 2004 from the prior year period is primarily due to increased volume. The increase in volume was a result of increased capital spending by our customers as demand for semiconductor devices began to increase.

Geographical net sales as a percentage of total net sales were as follows (based upon the location of the customers’ facilities):

	Three Months Ended
	March 27, 2004	March 29, 2003	December 31, 2003
North America	22%	45%	26%
Europe	8%	8%	10%
Asia	70%	47%	64%

The increase in international net sales (sales other than within North America) as a percentage of net sales for the three months ended March 27, 2004 over the prior year is primarily due to an increase in net sales in the Asia region (consisting primarily of Korea, Japan, and Taiwan) compared to net sales in North America. A significant portion of our net sales is generated in Asia, primarily due to the fact that a substantial portion of the world’s semiconductor manufacturing capacity is located there. We plan to continue to focus on expanding our market presence in Asia as we believe that significant additional growth potential exists in this region over the long term.

Gross Profit

	Three Months Ended
	March 27, 2004	March 29, 2003	December 31, 2003
Gross profit	$124,605	$109,814	$106,087
% of net sales	47%	46%	47%

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

The increase in gross profit percentage in the three months ended March 27, 2004 from the three months ended March 29, 2003 is primarily attributable to increased absorption of our fixed overhead costs from higher shipment levels. Sales of previously reserved inventory did not have a material effect on the margin in absolute dollars or as a percentage of net sales.

Selling, General and Administrative (SG&A)

	Three Months Ended
	March 27, 2004	March 29, 2003	December 31, 2003
SG&A expense	$42,403	$42,631	$38,422
% of net sales	16%	18%	17%

SG&A expense includes compensation and benefits for corporate, financial, marketing, and administrative personnel as well as travel expenses and professional fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

As a percentage of net sales, SG&A expense remained consistent for the three months ended March 27, 2004, compared to the respective prior-year period. The increase in SG&A expense from the prior quarter in absolute dollars is primarily due to an increase in profit sharing expense of $4.7 million.

Research and Development (R&D)

	Three Months Ended
	March 27, 2004	March 29, 2003	December 31, 2003
R&D expense	$58,957	$57,006	$54,064
% of net sales	22%	24%	24%

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

R&D expense as a percentage of net sales for the three months ended March 27, 2004 remained consistent compared to the respective prior-year periods. The increase in R&D expense in absolute dollars for the three months ended March 27, 2004 from the prior-year period is primarily due to the increase in depreciation expense resulting from the consolidation of properties previously accounted for under synthetic leases. The increase in R&D expense from the prior quarter in absolute dollars is primarily due to an increase in profit sharing expense.

Legal Settlement

	Three Months Ended
	March 27, 2004	March 29, 2003	December 31, 2003
Legal settlement	$2,500	$—	$—
% of net sales	1%	—	—

During the quarter ended March 27, 2004, we incurred a charge totaling $2.5 million related to the pending settlement of the field service engineers’ overtime class action lawsuit. See Part II: Other Information, Item 1: Legal Proceedings. We incurred no such legal charges in the comparable periods.

Interest and Other Income, Net

	Three Months Ended
	March 27, 2004	March 29, 2003	December 31, 2003
Interest and other income, net	$2,749	$5,652	$2,356
% of net sales	1%	2%	1%

Interest and other income, net, includes interest income, interest expense and other non-operating items. The decrease in interest and other income, net, in absolute dollars for the three months ended March 27, 2004 compared to the three months ended March 29, 2003 is primarily due to lower balances of interest-bearing cash and short-term investments, lower interest rates in the first quarter of 2004, and change in accounting for our synthetic leases. Lower cash and investment balances resulted mainly from the exercise of our purchase option in September 2003 on properties previously leased under synthetic leases. The synthetic lease accounting change reduced our interest income by approximately $3.0 million for the three months ended March 27, 2004, as compared to the prior-year period.

Income Taxes

Our effective tax rates were 29% for the three months ended March 27, 2004 and 25% for the three months ended March 29, 2003. The increase is due to reduced benefits of R&D tax credits because current law only allows one half year of credit in 2004, and to increased pre-tax income. Our future effective income tax rate depends on various factors, such as the Company’s profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income and non-deductible expenses incurred in connection with acquisitions.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” or SAB 104, which superseded the earlier related guidance in SAB 101. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured.

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

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of March 27, 2004, we had approximately $178.5 million of deferred tax assets, net of a valuation allowance of $75.8 million principally related to acquired net operating loss carryforwards and foreign tax credits that are not realizable until 2006 and beyond. The valuation allowance includes $38.0 million related to acquired deferred tax assets of SpeedFam-IPEC which will be credited to goodwill when realized and $26.5 million related to stock option deductions which will be credited to equity when realized. Management believes the majority of deferred tax assets will be realized due to anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an increase to the valuation allowance for deferred tax assets would decrease income in the period in which such determination is made.

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

We account for business combination restructurings under the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SAB 100. Accordingly, restructuring accruals are recorded when management initiates an exit plan that will cause the Company to incur costs that have no future economic benefit. Certain restructuring charges related to long-lived asset impairments are recorded in accordance with SFAS No. 144. The restructuring accrual related to vacated facilities is calculated net of estimated sublease income. Sublease income is estimated based on current market quotes for similar properties and expected occupancy dates. If we are unable to sublet these vacated properties as forecasted, if we are forced to sublet them at rates below our current estimates due to changes in market conditions, or if we change our sublease income estimate, we would adjust the restructuring accruals accordingly.

Foreign Currency Accounting

The local currency is the functional currency for all foreign operations. Accordingly, translation gains or losses related to our foreign subsidiaries are included as a component of accumulated other comprehensive income.

Foreign Exchange Contracts

We conduct portions of our business in various foreign currencies. Forward foreign exchange contracts are used to hedge against the short-term impact of foreign currency fluctuations on intercompany accounts payable denominated in U.S. dollars recorded by our Japanese subsidiary. We also enter into forward foreign exchange contracts to buy and sell foreign currencies to hedge our intercompany balances denominated in a currency other than the U.S. dollar. In 2004 and 2003, these hedging contracts were denominated primarily in the Japanese Yen, Taiwanese Dollar, and Korean Won. The forward foreign exchange contracts we use are generally short-term in nature. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses for effective and ineffective hedges have not been material to our results of operations.

Liquidity and Capital Resources

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of funds at March 27, 2004 consisted of $1,032.7 million of cash, cash equivalents and short-term investments. This amount represents an increase of $30.6 million from $1,002.1 million at December 31, 2003. The increase was due primarily to positive cash generated from operations of $30.0 million and proceeds from the issuance of common stock in connection with stock option exercises of $10.1 million, offset by $15.3 million used to repurchase our common stock.

Net cash provided by operating activities during the three months ended March 27, 2004 was $30.0 million. This amount consisted primarily of $27.8 million provided by net income, adjusted for non-cash items. The net changes in working capital accounts provided an additional $2.2 million.

Net cash used in investing activities in the three months ended March 27, 2004 was $36.7 million, which consisted primarily of capital expenditures of $5.1 million and net purchases of short-term investments of $33.6 million, offset by a decrease in other assets of $2.0 million. A significant amount of the $5.1 million of capital expenditures relates to our new Enterprise Resource Management (ERM) system. As of March 27, 2004, we did not have any significant commitments to purchase property and equipment, except for additional capital expenditures to enhance the functionality of our ERM system.

Net cash provided by financing activities in the three months ended March 27, 2004 was $3.5 million, which is primarily due to the proceeds from employee stock compensation plans of $10.1 million and net proceeds from lines of credit of $8.6 million, offset by the repurchase of our common stock.

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

The consolidation and subsequent purchase of the facilities previously accounted for as synthetic leases increased our first quarter depreciation expense by approximately $8.5 million and decreased both our rent expense and interest income by approximately $3.0 million, which decreased our quarterly earnings per share by approximately $0.04, compared to the period ended March 29, 2003. The early adoption of FIN 46 and the exercise of our options to purchase the properties had no impact on our liquidity.

Our subsidiaries in Asia and Europe have available lines of credit with various banks with total borrowing capacity of $30.8 million. The lines of credit bear interest at various rates, expire on various dates through March 2005 and can be used for general operating purposes. Borrowings of $21.7 million were outstanding under these credit facilities as of March 27, 2004.

We believe that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs at least through the next twelve months.

Related Party Transactions

In the second quarter of 2002, we began leasing an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $232,000 and $139,000 for the three months ended March 27, 2004 and March 29, 2003, respectively.

Mr. Hill is also a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $351,000 for the three months ended March 27, 2004 and March 29, 2003.

During the quarter ended March 27, 2004, a member of our Board of Directors, D. James Guzy, was also a member of the Board of Directors of Intel Corporation, one of our significant customers. Sales to Intel represented approximately 8% of our net sales for the three months ended March 27, 2004 and 14% for the three months ended March 29, 2003. Intel also accounted for 4% and 6% of our accounts receivable as of March 27, 2004 and December 31, 2003, respectively. Mr. Guzy did not stand for re-election to the Board of Directors at our 2004 Annual Meeting of Shareholders and was named Director Emeritus as of April 16, 2004.

From time to time, we have made secured relocation loans to our executive officers, vice presidents and key personnel. As of March 27, 2004, we do not have any outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we have outstanding loans to non-executive officers and key personnel. As of March 27, 2004 and December 31, 2003, the total outstanding balances of loans to non-executive officers and key personnel were approximately $5.5 million and $5.7 million, respectively. Of the total amount outstanding at March 27, 2004, $4.4 million was secured by collateral.

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

Competitive and Capital-Intensive Nature of the Semiconductor Industry

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

Concentration of Net Sales

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

Supply Shortages

We use numerous suppliers to obtain parts, components and sub-assemblies for the manufacture and support of our products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may only be obtained from single or limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us and/or a small group of other companies in the semiconductor industry. We seek to reduce our dependence on this limited group of suppliers. However, disruption or termination of certain of these suppliers may occur. Such disruptions could have an adverse effect on our operations. A prolonged inability to obtain certain parts could have a material adverse effect on our business, financial condition or results of operations, and could result in our inability to meet customer demands on time.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Novellus, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2003. Our exposure related to market risk has not changed materially since December 31, 2003.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following identifies the litigation matters for which a material development has occurred during the quarter ended March 27, 2004. For more detailed information on litigation matters outstanding please see Note 11, “Litigation” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Semitool, Inc.

The United States District Court for the District of Oregon has issued claim construction orders regarding all of the patents-in-suit, and discovery has closed. The Court denied the motion of Semitool, Inc. for summary judgment of invalidity against U.S. Patent No. 6,074,544 and granted Semitool’s motion for summary judgment of invalidity against U.S. Patent No. 6,110,346. The Court has not yet ruled on any of the remaining motions for summary judgment submitted by Semitool against the Novellus patents. The case is presently scheduled to proceed to trial in November of 2004. We believe that we have meritorious claims against Semitool and meritorious defenses to Semitool’s claims against us, and that this litigation will not have a material adverse impact on our business, financial condition, or results of operations. However, the outcome of patent disputes is often affected by uncertainty in the resolution of complex issues of fact and law. If Semitool were to prevail against us, the adverse effect on our business, financial condition, or results of operations could be material.

Linear Technology Corporation

On March 12, 2002, Linear Technology Corporation filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint sought damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty, and declaratory relief. We filed a demurrer to Linear’s complaint, which the court granted on April 11, 2003, with leave to amend. On May 2, 2003, Linear filed a second amended complaint. We filed a demurrer to Linear’s second amended complaint, which the court granted on August 14, 2003, with leave to amend. On September 15, 2003, Linear filed a third amended complaint. We filed a demurrer to Linear’s third amended complaint, which the court granted on January 15, 2004, with leave to amend. On January 28, 2004, Linear filed a fourth amended complaint. We filed a demurrer to the fourth amended complaint on April 2, 2004. The court is currently scheduled to hear our demurrer on May 18, 2004.

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

Employment Litigation

On April 4, 2003, Thomas Graziani, et al. filed a class action lawsuit against Novellus in the United States District Court for the District of Oregon. On August 1, 2003, David Robinson, et al. filed a class action lawsuit against Novellus in the United States District Court for the Northern District of California, San Jose Division. Both lawsuits seek collective and/or class action status for field service engineers who work for Novellus and both lawsuits allege that field service engineers are entitled to compensatory damages in the form of overtime pay, liquidated damages, interest and attorneys’ fees and costs. At a mediation held on March 1, 2004, the parties to both lawsuits agreed to a settlement to be documented on or before April 2, 2004. Subsequently, the parties have agreed to the material terms of a settlement, including a cap on exposure to Novellus of $2.5 million. On May 3, 2004, a fully executed agreement resolving these matters was filed with the Court. The settlement requires court approval which is expected to be requested at a hearing set for June 7, 2004. Novellus recorded a charge of $2.5 million during the three months ended March 27, 2004 related to the settlement.

Other Litigation

We are a defendant or plaintiff in various actions that arose in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
			as Part of	that May Yet
	Total		Publicly	Be Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
January 1, 2004 to January 31, 2004	—	—	—	—
February 1, 2004 to February 28, 2004	—	—	—	$500.0 million
February 29, 2004 to March 27, 2004	500,000	$30.53	500,000	$484.7 million

Total	500,000	$30.53	500,000	$484.7 million

On February 23, 2004 we announced that our Board of Directors had approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 13, 2007. We may repurchase shares from time to time in the open market, through block trades or otherwise. The repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 26, 2004, we furnished a report on Form 8-K under items 7 and 12 announcing our results of operations for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By: /s/ Kevin S. Royal

Kevin S. Royal
Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)
May 5, 2004

EXHIBIT INDEX

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.