Form 10-Q
period 2004-06-26
NOVELLUS SYSTEMS INC
filed 2004-08-05
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

YES (X) NO (  )

As of July 29, 2004, 142,773,205 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JUNE 26, 2004

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	$338,219	$239,050	$601,081	$477,460
Cost of sales	168,539	133,728	306,796	262,324

Gross profit	169,680	105,322	294,285	215,136
Operating expenses:
Selling, general and administrative	47,225	44,444	89,628	87,075
Research and development	63,471	56,509	122,428	113,515
Acquired in-process research and development	6,124	—	6,124	—
Legal settlement	—	—	2,500	—

Total operating expenses	116,820	100,953	220,680	200,590

Operating income	52,860	4,369	73,605	14,546
Interest income	2,733	5,905	5,233	12,086
Other income (loss), net	163	(368)	412	(897)

Interest and other income (loss), net	2,896	5,537	5,645	11,189

Income before income taxes	55,756	9,906	79,250	25,735
Provision for income taxes	17,945	2,476	24,758	6,433

Net income	$37,811	$7,430	$54,492	$19,302

Net income per share:
Basic net income per share	$0.25	$0.05	$0.36	$0.13

Diluted net income per share	$0.25	$0.05	$0.35	$0.13

Shares used in basic per share calculation	149,112	149,950	151,012	149,692

Shares used in diluted per share calculation	151,386	153,034	153,743	152,631

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 26,	December 31,
	2004	2003 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$314,415	$497,178
Short-term investments	564,030	504,954
Accounts receivable, net	330,190	231,760
Inventories	220,747	199,100
Deferred tax assets, net	145,889	126,901
Prepaid and other current assets	14,744	12,095

Total current assets	1,590,015	1,571,988
Property and equipment, net	479,592	506,567
Goodwill	173,267	173,267
Intangible and other assets	95,590	87,078

Total assets	$2,338,464	$2,338,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,455	$53,537
Accrued payroll and related expenses	40,842	25,197
Accrued warranty	38,264	28,805
Other accrued liabilities	47,093	43,406
Income taxes payable	39,078	10,293
Deferred profit	84,238	46,821
Current obligations under lines of credit	8,056	13,023

Total current liabilities	330,026	221,082
Other liabilities	42,304	45,958

Total liabilities	372,330	267,040
Shareholders’ equity:
Common stock	1,527,955	1,565,926
Retained earnings	435,232	501,362
Accumulated other comprehensive income	2,947	4,572

Total shareholders’ equity	1,966,134	2,071,860

Total liabilities and shareholders’ equity	$2,338,464	$2,338,900

*	Amounts as of December 31, 2003 are derived from the December 31, 2003 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	June 26,	June 28,
	2004	2003
Cash flows from operating activities:
Net income	$54,492	$19,302
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of an investment	(365)	—
Loss on extinguishment of debt	—	616
Depreciation and amortization	41,694	25,716
Deferred income taxes	(18,630)	1,284
Stock-based compensation	1,979	2,334
Income tax benefits from employee stock option plans	—	8,870
Changes in operating assets and liabilities:
Accounts receivable	(98,430)	(20,353)
Inventories	(31,852)	14,859
Prepaid and other current assets	(2,204)	13,292
Accounts payable	18,894	(15,726)
Accrued payroll and related expenses	19,467	(6,787)
Accrued warranty	9,459	(2,631)
Other accrued liabilities	(298)	(11,936)
Income taxes payable	28,785	(8,126)
Deferred profit	37,416	(594)

Net cash provided by operating activities	60,407	20,120

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	597,504	659,484
Purchases of short-term investments	(656,215)	(676,998)
Capital expenditures	(11,438)	(17,528)
Decrease (increase) in other assets	(3,661)	10,743

Net cash used in investing activities	(73,810)	(24,299)

Cash flows from financing activities:
Repayments of convertible subordinated notes	—	(117,053)
Proceeds from employee stock compensation plans	17,977	35,260
Payments on lines of credit, net	(4,967)	—
Repurchase of common stock	(182,370)	(39)

Net cash used in financing activities	(169,360)	(81,832)

Net decrease in cash and cash equivalents	(182,763)	(86,011)
Cash and cash equivalents at the beginning of the period	497,178	615,844

Cash and cash equivalents at the end of the period	$314,415	$529,833

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, goodwill and other intangible assets, warranty obligations, restructuring and impairment charges, contingencies and litigation, and stock-based compensation. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state our assets given facts known at the time of valuation. Our assumptions may prove incorrect as facts change in the future. Actual results may differ from these estimates under different assumptions or conditions.

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries after the elimination of all significant intercompany account balances and transactions.

We operate primarily in one segment, the manufacturing, marketing, and servicing of semiconductor wafer fabrication equipment. Since we operate in one segment, all segment-related financial information required by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS No. 131, is included in the condensed consolidated financial statements.

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

Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, we would have reported pro forma net income (loss) and net income (loss) per share as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net income as reported	$37,811	$7,430	$54,492	$19,302
Add:
Intrinsic value method expense included in reported net income, net of related tax effects	1,001	938	1,979	1,422
Less:
Fair value method expense, net of related tax effects	(14,028)	(17,520)	(27,831)	(34,462)

Pro-forma net income (loss)	$24,784	$(9,152)	$28,640	$(13,738)

Pro-forma basic and diluted net income (loss) per share	$0.17	$(0.06)	$0.19	$(0.09)

Basic net income per share as reported	$0.25	$0.05	$0.36	$0.13

Diluted net income per share as reported	$0.25	$0.05	$0.35	$0.13

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in the three and six months ended June 26, 2004 and June 28, 2003:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected volatility	76%	82%	76%	82%
Risk free interest rate	2.5%	2.5%	2.5%	2.5%
Expected lives	3.5 years	3.6 years	3.5 years	3.6 years

The weighted-average fair value of stock options granted during the period was $16.38 and $16.77 for the three and six months ended June 26, 2004, respectively, and $14.39 and $15.74 for the three and six months ended June 28, 2003, respectively.

The pro forma net income (loss) and net income (loss) per share data listed above include expense related to the Employee Stock Purchase Plan, referred to herein as the Purchase Plan. The fair value of issuances under the Purchase Plan is estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected volatility	45%	50%	45%	50%
Risk free interest rate	1.3%	1.2%	1.3%	1.2%
Expected lives	.5 year	.5 year	.5 year	.5 year

The weighted-average fair value of purchase rights was $7.92 and $8.78 for the three and six months ended June 26, 2004, respectively, and $6.82 and $8.71 for the three and six months ended June 28, 2003, respectively.

2. ASSET PURCHASE TRANSACTION

In April 2004, we acquired Angstron Systems, Inc. (“Angstron”), a developer of atomic layer deposition technology for advanced semiconductor manufacturing for total consideration of approximately $9.8 million, including transaction costs of approximately $0.3 million. We evaluated the business combination criteria within Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and, after consideration of these criteria and the criteria included within Emerging Issues Task Force (EITF) No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, determined that the purchase of Angstron represented a purchase of assets rather than a business combination, and accordingly, the tangible assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The intangible assets acquired were valued by us with the assistance of a third-party appraiser under the provisions of SFAS No. 142, “Goodwill and Other

Intangible Assets.” A portion of the purchase price has been allocated to existing technology and acquired in-process research and development (“IPR&D”). The assets were identified and valued through analysis of data provided to a third-party appraiser concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks.

Those developmental projects that had not reached technological feasibility and had no alternative future use were classified as IPR&D and expensed in the second quarter of fiscal 2004. The nature of the efforts required to develop the IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Cash consideration	$9,500
Estimated transaction costs	320

Total purchase price	$9,820

Patents	4,197
Acquired in-process research and development (IPR&D)	6,124
Deferred tax liability, net	(267)
Tangible assets acquired	265
Liabilities assumed	(499)

Total net assets acquired	$9,820

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Numerator:
Net income	$37,811	$7,430	$54,492	$19,302

Denominator:
Basic weighted-average shares outstanding	149,112	149,950	151,012	149,692
Employee stock options and restricted stock	2,274	3,084	2,731	2,939

Diluted weighted-average shares outstanding	151,386	153,034	153,743	152,631

Basic net income per share	$0.25	$0.05	$0.36	$0.13

Diluted net income per share	$0.25	$0.05	$0.35	$0.13

Options to purchase approximately 12.3 million and 9.3 million shares of common stock at a weighted-average exercise price of $41.14 and $43.02 per share were outstanding as of June 26, 2004 and June 28, 2003, respectively, but were not included in the computation of diluted net income per common share because the respective exercise prices of these options were greater than the average respective market prices of the common shares and, therefore, the effect would be anti-dilutive.

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance sheet date, inventories consisted of the following (in thousands):

	June 26,	December 31,
	2004	2003
Purchased and spare parts	$161,723	$146,399
Work-in-process	50,578	37,502
Finished goods	8,446	15,199

Total inventories	$220,747	$199,100

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of June 26, 2004 and December 31, 2003, we had goodwill of approximately $173.3 million. We completed the annual goodwill impairment test in the fourth quarter of 2003 in accordance with our policy. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. The results of our impairment tests did not indicate impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to our impairment test performed in the fourth quarter of 2003.

Intangible Assets

The following tables provide details of our acquired intangible assets (in thousands):

		Accumulated
June 26, 2004	Gross	Amortization	Net
Patents	$15,877	$(11,897)	$3,980
Other intangible assets	18,540	(5,684)	12,856

Total	$34,417	$(17,581)	$16,836

		Accumulated
December 31, 2003	Gross	Amortization	Net
Patents	$11,680	$(10,912)	$768
Other intangible assets	18,540	(4,231)	14,309

Total	$30,220	$(15,143)	$15,077

Our estimated amortization expense for the identifiable intangible assets for each of the next five fiscal years will be approximately $3.6 million, $3.6 million, $3.6 million, $3.4 million and $0.7 million, respectively. As of June 26, 2004, we have no identifiable intangible assets with indefinite lives.

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

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Balance, beginning of period	$34,050	$30,857	$28,805	$31,002
Warranties issued	21,566	11,311	38,200	24,225
Settlements	(17,352)	(13,797)	(29,937)	(26,856)
Changes in liability for pre-existing warranties, including expirations	—	—	1,196	—

Balance, end of period	$38,264	$28,371	$38,264	$28,371

7. RESTRUCTURING AND OTHER CHARGES

In 2001, we implemented a restructuring plan that was driven by the decline in sales orders due to the contraction of the semiconductor capital equipment market. Additional restructuring reserves recorded in 2002 were primarily related to exiting business activities of SpeedFam-IPEC that were recognized by us as liabilities assumed in the purchase business combination. In the third quarter of 2003, we implemented a restructuring plan to align our cost structure with business conditions.

The following table summarizes restructuring activity for the six months ended June 26, 2004 (in thousands):

			Acquisition
	Facilities	Severance	Expense	Total
Balance at December 31, 2003	$50,513	$592	$1,115	$52,220
Cash payments	(2,234)	(183)	(90)	(2,507)

Balance at March 27, 2004	$48,279	$409	$1,025	$49,713
Cash payments	(1,425)	(75)	(9)	(1,509)

Balance at June 26, 2004	$46,854	$334	$1,016	$48,204

As of June 26, 2004, substantially all actions under the 2003, 2002 and 2001 restructuring plans have been completed, except for payments of future rent obligations of $46.9 million, which are to be paid in cash through 2017. There were no significant changes in estimates on sublease income related to these facilities during the quarter ended June 26, 2004.

8. LONG-TERM OBLIGATIONS

On June 25, 2004, two subsidiaries, Novellus Systems BV and Johanna 34 Vermogensverwaltungs GmbH, entered into a credit arrangement that allows for the borrowing of up to 127.5 million Euro. The credit arrangement allows for periodic borrowings, with an interest rate equal to the Eurocurrency Rate plus 0.2%. Future borrowings are required to be secured by cash or marketable securities on deposit and are due and payable on or before June 25, 2009. As of June 26, 2004, no amounts were outstanding under the credit arrangement. On June 28, 2004, we borrowed the entire amount available to fund the acquisition of Peter Wolters AG and for general corporate purposes. For further discussion regarding the acquisition, see Note 12.

9. COMPREHENSIVE INCOME

The following are the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net income	$37,811	$7,430	$54,492	$19,302
Foreign currency translation adjustments	(1,348)	3,285	(423)	2,123
Realized gain on available-for-sale securities, net of tax	(17)	—	(365)	—
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,486)	79	(837)	(54)

Comprehensive income	$34,960	$10,794	$52,867	$21,371

The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

	June 26,	December 31,
	2004	2003
Foreign currency translation adjustments	$4,262	$4,685
Unrealized loss on available-for-sale securities	(1,315)	(113)

Accumulated other comprehensive income	$2,947	$4,572

10. RELATED PARTY TRANSACTIONS

In the second quarter of 2002, we began leasing an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $198,000 and $430,000 for the three and six months ended June 26, 2004, respectively, and approximately $240,000 and $379,000 for the three and six months ended June 28, 2003, respectively.

Mr. Hill is a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $351,000 for the three months ended June 26, 2004 and June 28, 2003 and approximately $701,000 for the six months ended June 26, 2004 and June 28, 2003.

During the quarter ended June 26, 2004, a member of our Board of Directors, D. James Guzy, was also a member of the Board of Directors of Intel Corporation, one of our significant customers. Mr. Guzy did not stand for re-election to the Board of Directors at our 2004 Annual Meeting of Shareholders and was named Director Emeritus as of April 16, 2004. Sales to Intel represented approximately 9.2% and 8.6% of our net sales for the three and six months ended June 26, 2004 and 14.0% for the three and six months ended June 28, 2003. Intel also accounted for 7.0% and 6.0% of our accounts receivable as of June 26, 2004 and December 31, 2003, respectively.

From time to time, we have made secured relocation loans to our executive officers, vice presidents and key personnel. As of June 26, 2004, we did not have any outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we did have outstanding loans to non-executive officers and key personnel. As of June 26, 2004 and December 31, 2003, the total outstanding balances of loans to non-executive officers and key personnel were approximately $5.2 million and $5.7 million, respectively. Of the total amount outstanding at June 26, 2004, $4.1 million was secured by collateral.

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

The Court has issued claim construction orders regarding all of the patents-in-suit, and discovery has closed. The Court denied Semitool’s motion for summary judgment of invalidity against U.S. Patent No. 6,074,544 and granted Semitool’s motion for summary judgment of invalidity against U.S. Patent No. 6,110,346. The Court granted Semitool’s motion for partial summary judgment of no direct infringement of U.S. Patent No. 6,074,544, granted in part and denied in part Semitool’s motion for partial summary judgment of no direct infringement of U.S. Patent No. 6,162,344, and has not yet ruled on Semitool’s motion for partial summary judgment of no indirect infringement of U.S. Patents 6,074,544, 6,110,346, and 6,162,344. The case is presently scheduled to proceed to trial in November of 2004. We believe that we have meritorious claims against Semitool and meritorious defenses to Semitool’s claims against us, and that this litigation will not have a material adverse impact on our business, financial condition, or results of operations. However, the outcome of patent disputes is often affected by uncertainty in the resolution of complex issues of fact and law. If Semitool were to prevail against us, the adverse effect on our business, financial condition, or results of operations could be material. However, due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.

Plasma Physics Corporation and Solar Physics Corporation

On June 14, 2002, certain of our present and former customers — including Agilent Technologies, Inc., Micron Technology, Inc., Agere Systems, Inc., National Semiconductor Corporation, Koninklijke Philips Electronics N.V., Texas Instruments, Inc., ST Microelectronics, Inc., LSI Logic Corporation, International Business Machines Corporation, Conexant Systems, Inc., Motorola, Inc., Advanced Micro Devices, Inc. and Analog Devices Inc. — were sued for patent infringement by Plasma Physics Corporation and Solar Physics Corporation. We have not been sued by Plasma Physics, Solar Physics, or any other party for infringement of any Plasma Physics or Solar Physics patent. Certain defendants in the case, however, contend that we allegedly have indemnification obligations and liability relating to these lawsuits. We believe that these matters will not have a material adverse impact on our business, financial condition, or results of operations. There can be no assurance, however, that we will prevail in the above lawsuit or in any other lawsuit filed in connection with the alleged indemnification obligations. If one or more parties were to prevail against us in such a suit and damages were awarded, the adverse impact on our business, financial condition, or results of operations could be material. However, due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.

Linear Technology Corporation

On March 12, 2002, Linear Technology Corporation filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint sought damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty, and declaratory relief. We filed a demurrer to Linear’s complaint, which the court granted on April 11, 2003, with leave to amend. On May 2, 2003, Linear filed a second amended complaint. We filed a demurrer to Linear’s second amended complaint, which the court granted on August 14, 2003, with leave to amend. On September 15, 2003, Linear filed a third amended complaint. We filed a demurrer to Linear’s third amended complaint, which the court granted on January 15, 2004, with leave to amend. On January 28, 2004, Linear filed a fourth amended complaint. We filed a demurrer to the fourth amended complaint on April 2, 2004. On July 7, 2004, Linear filed a fifth amended complaint. We have not yet filed a response to this complaint.

This litigation is in its early stages and is therefore inherently difficult to assess. We believe that this litigation will not have a material adverse impact on our business, financial condition, or results of operations. However, the outcome of patent disputes is often affected by uncertainty in the resolution of complex issues of fact and law. If Linear were to prevail against us, the adverse effect on our business, financial condition, or results of operations could be material. However, due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.

Employment Litigation

On April 4, 2003, Thomas Graziani, et al. filed a class action lawsuit against Novellus in the United States District Court for the District of Oregon. On August 1, 2003, David Robinson, et al. filed a class action lawsuit against Novellus in the United States District Court for the Northern District of California, San Jose Division. Both lawsuits sought collective and/or class action status for field service engineers who work for Novellus and both lawsuits allege that field service engineers are entitled to compensatory damages in the form of overtime pay, liquidated damages, interest and attorneys’ fees and costs. At a mediation held on March 1, 2004, the parties to both lawsuits agreed to a settlement to be documented on or before April 2, 2004. Subsequently, the parties have agreed to the material terms of a settlement, including a cap on exposure to Novellus of $2.5 million. On May 3, 2004, a fully executed agreement resolving these matters was filed with the United States District Court for the Northern District of California. The court approved the settlement on June 7, 2004. Novellus recorded a charge of $2.5 million during the three months ended March 27, 2004 related to the settlement.

Other Litigation

We are a defendant or plaintiff in various actions that arose in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.

12. SUBSEQUENT EVENTS

On June 28, 2004, we acquired Rendsburg, Germany-based Peter Wolters AG, a privately-held manufacturer of high-precision machine manufacturing tools. The Company funded the purchase price of the acquisition, excluding transaction costs, with approximately 124.5 million Euro of borrowings under a credit facility. For further discussion regarding the credit facility, see Note 8. In connection with the credit facility, the Company also entered into a Guarantee and Collateral Agreement, dated June 25, 2004.

The acquisition of Peter Wolters AG will be accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations”. Tangible assets and liabilities will be recorded at their estimated fair value and the value of the intangible assets acquired will be valued by us, with the assistance of third-party appraisers, under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.

In the period from June 27, 2004 to July 27, 2004 we repurchased approximately 5.2 million shares of our common stock at an average repurchase price of $27.20.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our estimated amortization expense for each of the next five fiscal years; our assessment of the accounting treatment of our acquisition of Peter Wolters AG; our belief that our investments in research and development during the recent global recession have positioned us for growth in the coming year; our plan to continue to focus on expanding our market presence in Asia; our belief that significant additional growth potential exists in the Asia region over the long term; our continued belief that significant investment in R&D is required to remain competitive; our intent to continue to invest in new products and in the enhancement of our current product lines; management’s belief that the majority of the Company’s deferred tax assets will be realized due to anticipated future income; our belief that our forward foreign exchange contracts do not subject us to speculative risk that would otherwise result from changes in currency exchange rates; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcomes of the Applied Materials, Inc., Semitool, Inc., Plasma Physics, Solar Physics and Linear Technology Corporation litigation matters and various other litigations that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; our belief that we have meritorious claims and defenses in the Applied and Semitool litigation matters; and our intent to continue pursuing the legal defense of our propriety technology primarily through patent and trade secret protection.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: our failure to accurately evaluate the assumptions underlying our estimated amortization expense for each of the next five fiscal years; changes in accounting standards to be applied to business combinations and valuation of intangible assets; our misallocation of resources to technology that fails to generate customer interest in the coming year; shifting our focus away from expansion of our market presence in Asia due to slower economic development in the region; our inability to allocate substantial resources to R&D, new products and enhancement of our current product lines; inaccuracies in management’s assessment of the amount of the Company’s valuation allowance for deferred tax assets; the inaccuracy of our beliefs regarding foreign exchange contracts; our unanticipated need for additional liquid assets in the next twelve months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition or results of operations; inherent uncertainty in the outcome of litigation matters; and our potential inability to enforce our patents and protect our trade secrets.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in this Item 2 of Part I, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also consult the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our other filings with the Securities and Exchange Commission (SEC), including our Forms 10-Q and 8-K and our Annual Report to Shareholders.

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

Our business depends on capital expenditures made by chip manufacturers, who in turn are dependent on corporate and consumer demand for chips and the devices which use them. The industry in which we operate is driven by spending for electronic products. As a consequence, our business is directly affected by growth or contraction in the global economy as well as by the adoption of new technologies. Demand for personal computers, the expansion of the Internet and telecommunications industries, and the emergence of new applications in consumer electronics have a direct impact on our business. In addition, the industry is characterized by intense competition and rapidly changing technology. During the recent global recession, we continued to work closely with our customers and made substantial investments in research and development in order to continue delivering innovative products which enhanced productivity for our customers and utilize the latest technology. We believe these investments have positioned us for growth in the coming year.

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

	Quarterly Financial Data
	2004		2003
	First	Second	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$262,862	$338,219	$238,410	$239,050	$221,099	$226,511
Gross profit	124,605	169,680	109,814	105,322	58,776	106,088
Net income (loss)	16,681	37,811	11,872	7,430	(97,568)	10,452
Diluted net income (loss) per share	0.11	0.25	0.08	0.05	(0.64)	0.07
Net orders	346,793	397,598	241,825	198,759	220,775	275,219

The semiconductor equipment industry is subject to cyclical conditions, which play a major role in the fluctuations in demand, as defined by net orders. These fluctuations, in turn, affect our net sales. Net orders during the first three quarters of 2003 were sequentially volatile with a 10% increase in the first quarter, an 18% decrease in the second quarter, and an 11% increase in the third quarter, reflecting uncertainty in the demand for semiconductor devices. In the fourth quarter of 2003, we experienced a 25% sequential increase in net orders. The net order growth in the fourth quarter was driven primarily by strengthening demand for corporate and consumer electronic devices, which resulted in an increase in our customers’ capacity utilization. In addition, we experienced increased demand as a result of our customers’ transition to 300mm fabrication equipment. In the first and second quarters of 2004, we experienced sequential increases of 26% and 15% in net orders, respectively.

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

Results of Operations
(dollars in thousands)

Net Sales

	Three Months Ended			Six Months Ended
	June 26, 2004	June 28, 2003	March 27, 2004	June 26, 2004	June 28, 2003
Net sales	$338,219	$239,050	$262,862	$601,081	$477,460
International net sales %	79%	66%	78%	79%	61%

The increase in net sales of $99.2 million for the three months ended June 26, 2004 from the prior year period is primarily due to increased volume. The increase in volume was a result of increased capital spending by our customers as demand for semiconductor devices began to increase.

Geographical net sales as a percentage of total net sales were as follows (based upon the location of the customers’ facilities):

	Three Months Ended			Six Months Ended
	June 26, 2004	June 28, 2003	March 27, 2004	June 26, 2004	June 28, 2003
North America	21%	34%	22%	21%	39%
Europe	6%	12%	8%	7%	10%
Asia	73%	54%	70%	72%	51%

The increase in international net sales (sales outside North America) as a percentage of net sales for the three months ended June 26, 2004 over the prior year is predominantly due to an increase in net sales in the Asia region (primarily Korea, Japan, and Taiwan) compared to net sales in North America. A significant portion of our net sales is generated in Asia, primarily because a substantial portion of the world’s semiconductor manufacturing capacity is located there. We plan to continue to focus on expanding our market presence in Asia as we believe that significant additional growth potential exists in this region over the long term.

Gross Profit

	Three Months Ended			Six Months Ended
	June 26, 2004	June 28, 2003	March 27, 2004	June 26, 2004	June 28, 2003
Gross profit	$169,680	$105,322	$124,605	$294,285	$215,136
% of net sales	50%	44%	47%	49%	45%

Our gross profit from period to period is affected by the treatment of certain product sales in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which superseded the earlier related guidance in SAB No. 101, “Revenue Recognition in Financial Statements,” or SAB 101. For these sales, we recognize all of a product’s cost upon shipment even though a portion of a product’s revenue may be deferred until final payment is due, typically upon customer acceptance.

The increase in gross profit percentage in the three months ended June 26, 2004 from the prior quarter and the prior year comparable periods is primarily attributable to product mix and to increased absorption of our fixed overhead costs from higher shipment levels. During the quarter, we sold inventory acquired from our SpeedFam-IPEC acquisition. This inventory was valued based on current market conditions at December 6, 2002, the acquisition date. In the current quarter, we were able to sell this inventory for more than the estimated value, which resulted in a benefit to cost of sales of approximately $3.6 million in the three months ended June 26, 2004. Without the sale of this inventory, our gross margin would have been approximately 49% for the three months ended June 26, 2004. In the prior quarter and the comparable prior year period, sales of previously written down inventory did not have a material effect on the margin in absolute dollars or as a percentage of net sales.

Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 26, 2004	June 28, 2003	March 27, 2004	June 26, 2004	June 28, 2003
SG&A expense	$47,225	$44,444	$42,403	$89,628	$87,075
% of net sales	14%	19%	16%	15%	18%

SG&A expense includes compensation and benefits for corporate, financial, marketing, and administrative personnel as well as travel expenses and professional fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

The increase in SG&A expenses, in absolute dollars, is primarily due to higher selling costs, as well as higher profit sharing and employee-related expenses. The decrease in SG&A expense as a percentage of net sales is primarily due to increased volumes in net sales.

Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 26, 2004	June 28, 2003	March 27, 2004	June 26, 2004	June 28, 2003
R&D expense	$63,471	$56,509	$58,957	$122,428	$113,515
% of net sales	19%	24%	22%	20%	24%

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

R&D expense as a percentage of net sales for the three and six months ended June 26, 2004 decreased compared to the respective prior-year periods primarily due to increased volumes in net sales. The increase in R&D expense in absolute dollars for the three and six months ended June 26, 2004 from the prior-year period is a result of increased headcount, higher salaries and fringe benefits.

Legal Settlement

	Three Months Ended			Six Months Ended
	June 26, 2004	June 28, 2003	March 27, 2004	June 26, 2004	June 28, 2003
Legal settlement	$—	$—	$2,500	$2,500	$—
% of net sales	0%	0%	1%	1%	0%

During the quarter ended March 27, 2004, we incurred a charge totaling $2.5 million related to the settlement of an overtime class action lawsuit by field service engineers. No charges were incurred during the quarter ended June 26, 2004. We incurred no such legal charges in the comparable periods.

Acquired in-process research and development

	Three Months Ended			Six Months Ended
	June 26, 2004	June 28, 2003	March 27, 2004	June 26, 2004	June 28, 2003
Acquired in-process research and development	$6,124	$—	$—	$6,124	$—
% of net sales	2%	0%	0%	1%	0%

During the quarter ended June 26, 2004, we incurred a charge totaling $6.1 million for acquired in-process research and development in connection with the acquisition of Angstron Systems, Inc. We incurred no such charges in the comparable periods.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 26, 2004	June 28, 2003	March 27, 2004	June 26, 2004	June 28, 2003
Interest and other income, net	$2,896	$5,537	$2,749	$5,645	$11,189
% of net sales	1%	2%	1%	1%	2%

Interest and other income, net, includes interest income, interest expense and other non-operating items. The decrease in interest and other income, net, in absolute dollars for the three months ended June 26, 2004 compared to the three months ended June 28, 2003 is primarily due to lower balances of interest-bearing cash and short-term investments, lower interest rates in the first two quarters of 2004, and change in accounting for our synthetic leases. Lower cash and investment balances resulted mainly from the exercise of our purchase option on properties previously leased under synthetic leases in September 2003. The synthetic lease change reduced our interest income by approximately $3.0 million and $6.0 million for the three and six months ended June 26, 2004, respectively, as compared to the prior-year periods.

Income Taxes

Our effective tax rates were 32% and 25% for the three months ended June 26, 2004 and June 28, 2003. Tax expense for the second quarter of 2004 was $17.9 million, consisting of a 29% effective rate on income before deducting the $6.1 million in-process R&D charge taken in the second quarter. This charge is not deductible for income tax purposes and has no tax benefit. The resulting effective tax rate is 32%. Our effective tax rates for the six months ended June 26, 2004 and June 28, 2003 were 29% and 25%, respectively. The increase in 2004 is due to the in-process R&D charge mentioned above, reduced benefits of R&D tax credits due to current law which allows only one half year of credit in 2004, and increased pre-tax income. Our future effective income tax rate depends on various factors, such as the Company’s profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income and non-deductible expenses incurred in connection with acquisitions.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, goodwill and other intangible assets, deferred tax assets, warranty obligations and restructuring and impairment charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, which superseded the earlier related guidance in SAB 101. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller”s price is fixed or determinable, and collectibility is reasonably assured.

Certain of our equipment sales are accounted for as multiple-element arrangements. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. Our equipment sales generally have two elements: 1) delivery of the equipment and 2) installation of the equipment and customer acceptance. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title, with the installation and acceptance element recognized at customer acceptance. All other equipment sales are recognized upon customer acceptance.

Installation services are not essential to the functionality of the delivered equipment. As provided for in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” we allocate revenue based on the residual method as a fair value has been established for installation services. However, since final payment is not typically billable until customer acceptance, we defer revenue for the final payment until customer acceptance.

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

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 26, 2004, we had approximately $185.7 million of deferred tax assets, net of a valuation allowance of $75.1 million principally related to acquired net operating loss carryforwards and foreign tax credits that are not realizable until 2006 and beyond. The valuation allowance includes $38.0 million related to acquired deferred tax assets of SpeedFam-IPEC, which will be credited to goodwill when realized, and $26.5 million related to stock option deductions, which will be credited to equity when realized. Management believes the majority of deferred tax assets will be realized due to anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an increase to the valuation allowance for deferred tax assets would decrease income in the period in which such determination is made.

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

Restructuring and Impairment Charges

Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” and restructuring activities after December 31, 2002 were recorded under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146; SFAS No. 112, “Employers’ Accounting

for Postemployment Benefits;” and SAB 100, “Restructuring and Impairment Charges,” or SAB 100. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved.

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

Liquidity and Capital Resources

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of funds at June 26, 2004 consisted of $878.4 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $123.7 million from $1,002.1 million at December 31, 2003. The decrease was due primarily to the repurchase of common stock for $182.4 million, offset by net cash provided by operating activities of $60.4 million.

Net cash provided by operating activities during the six months ended June 26, 2004 was $60.4 million. This amount consisted primarily of $54.5 million provided by net income, adjusted for non-cash items. The net changes in working capital accounts used $18.8 million.

Net cash used in investing activities for the six months ended June 26, 2004 was $73.8 million, which consisted primarily the purchases of short-term investments of $656.2 million, offset by proceeds from short-term investment sales and maturities of $597.5 million. As of June 26, 2004, we did not have any significant commitments to purchase property and equipment, except for additional capital expenditures to enhance the functionality of our Enterprise Resource Management system.

Net cash used in financing activities for the six months ended June 26, 2004 was $169.4 million, which is primarily due to the repurchase of common stock of $182.4 million and net payments on the lines of credit of $5.0 million, offset by the proceeds from employee stock compensation plans.

Our subsidiaries in Asia and Europe have available lines of credit with various banks with total borrowing capacity of $26.5 million. The lines of credit bear interest at various rates, expire on various dates through March 2005 and can be used for general operating purposes. Borrowings of $8.1 million were outstanding under these credit facilities as of June 26, 2004.

As of June 25, 2004, two of our European subsidiaries, entered into a credit arrangement that allows for borrowing up to 127.5 million Euro. Future borrowings are required to be secured by cash or marketable securities on deposit. As of June 26, 2004, no amounts were outstanding under the credit arrangement. On June 28, 2004, we borrowed the entire amount available to fund the acquisition of Peter Wolters AG and for general corporate purposes.

We believe that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs at least through the next twelve months.

Related Party Transactions

In the second quarter of 2002, we began leasing an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $198,000 and $430,000 for the three and six months ended June 26, 2004, respectively, and approximately $240,000 and $379,000 for the three and six months ended June 28, 2003, respectively.

Mr. Hill is a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $351,000 for the three months ended June 26, 2004 and June 28, 2003 and approximately $701,000 for the six months ended June 26, 2004 and June 28, 2003.

During the quarter ended June 26, 2004, a member of our Board of Directors, D. James Guzy, was also a member of the Board of Directors of Intel Corporation, one of our significant customers. Mr. Guzy did not stand for re-election to the Board of Directors at our 2004 Annual Meeting of Shareholders and was named Director Emeritus as of April 16, 2004. Sales to Intel represented approximately 9.2% and 8.6% of our net sales for the three and six months ended June 26, 2004 and 14.0% for the three and six months ended June 28, 2003. Intel also accounted for 7.0% and 6.0% of our accounts receivable as of June 26, 2004 and December 31, 2003, respectively.

From time to time, we have made secured relocation loans to our executive officers, vice presidents and key personnel. As of June 26, 2004, we did not have any outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we did have outstanding loans to non-executive officers and key personnel. As of June 26, 2004 and December 31, 2003, the total outstanding balances of loans to non-executive officers and key personnel were approximately $5.2 million and $5.7 million, respectively. Of the total amount outstanding at June 26, 2004, $4.1 million was secured by collateral.

Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, including in Item 2. Management’s Discussion and Analysis, and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

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

Changes in Accounting Standards For Stock Option Plans

Currently, we are generally not required to record compensation expenses in connection with stock option grants. If we are required to expense stock option grants, it would reduce the attractiveness of granting stock options because the additional expense associated with these grants would reduce our profitability. The financial impact of expensing stock options, had we been required to do so, is disclosed in Note 2, “Significant Accounting Policies” of our form 10-K for the year ended December 31, 2003 and Note 1 “Basis of Presentation and Stock-Based Compensation” in this Form 10-Q. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, our profitability would be reduced, as would our ability to use stock options as an employee recruitment and retention tool. The impact to employee recruitment and retention, and the related impact to profitability resulting from increased hiring and training expense, loss of intellectual capital, potential damage to customer relationships, and the numerous other facets of the Company’s operations impacted by employee recruitment and retention, cannot be quantified; however, could be material to the financial statements.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following identifies the litigation matters for which a material development has occurred during the three months ended June 26, 2004. For more detailed information on litigation matters outstanding please see Note 11, “Litigation” in our Annual Report on Form 10-K for the year ended December 31, 2003 and Item 1 “Legal Proceedings” of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 27, 2004.

Semitool, Inc.

The United States District Court for the District of Oregon has issued claim construction orders regarding all of the patents-in-suit, and discovery has closed. The Court denied the motion of Semitool, Inc. for summary judgment of invalidity against U.S. Patent No. 6,074,544 and granted Semitool’s motion for summary judgment of invalidity against U.S. Patent No. 6,110,346. The Court granted Semitool’s motion for partial summary judgment of no direct infringement of U.S. Patent No. 6,074,544, granted in part and denied in part Semitool’s motion for partial summary judgment of no direct infringement of U.S. Patent No. 6,162,344, and has not yet ruled on Semitool’s motion for partial summary judgment of no indirect infringement of U.S. Patents 6,074,544, 6,110,346, and 6,162,344. The case is presently scheduled to proceed to trial in November of 2004. We believe that we have meritorious claims against Semitool and meritorious defenses to Semitool’s claims against us, and that this litigation will not have a material adverse impact on our business, financial condition, or results of operations. However, the outcome of patent disputes is often affected by uncertainty in the resolution of complex issues of fact and law. If Semitool were to prevail against us, the adverse effect on our business, financial condition, or results of operations could be material.

Linear Technology Corporation

On March 12, 2002, Linear Technology Corporation filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint sought damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty, and declaratory relief. We filed a demurrer to Linear’s complaint, which the court granted on April 11, 2003, with leave to amend. On May 2, 2003, Linear filed a second amended complaint. We filed a demurrer to Linear’s second amended complaint, which the court granted on August 14, 2003, with leave to amend. On September 15, 2003, Linear filed a third amended complaint. We filed a demurrer to Linear’s third amended complaint, which the court granted on January 15, 2004, with leave to amend. On January 28, 2004, Linear filed a fourth amended complaint. We filed a demurrer to the fourth amended complaint on April 2, 2004. On July 7, 2004, Linear filed a fifth amended complaint. We have not yet filed a response to this complaint.

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

Employment Litigation

On April 4, 2003, Thomas Graziani, et al. filed a class action lawsuit against Novellus in the United States District Court for the District of Oregon. On August 1, 2003, David Robinson, et al. filed a class action lawsuit against Novellus in the United States District Court for the Northern District of California, San Jose Division. Both lawsuits sought collective and/or class action status for field service engineers who work for Novellus and both lawsuits allege that field service engineers are entitled to compensatory damages in the form of overtime pay, liquidated damages, interest and attorneys’ fees and costs. At a mediation held on March 1, 2004, the parties to both lawsuits agreed to a settlement to be documented on or before April 2, 2004. Subsequently, the parties have agreed to the material terms of a settlement, including a cap on exposure to Novellus of $2.5 million. On May 3, 2004, a fully executed agreement resolving these matters was filed with the United States District Court for the Northern District of California. The court approved the settlement on June 7, 2004. Novellus recorded a charge of $2.5 million during the three months ended March 27, 2004 related to the settlement.

Other Litigation

We are a defendant or plaintiff in various actions that arose in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
			as Part of	that May Yet
	Total		Publicly	Be Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
January 1, 2004 to January 31, 2004	—	—	—	—
February 1, 2004 to February 28, 2004	—	—	—	$500.0	million
February 29, 2004 to March 27, 2004	500,000	$30.53	500,000	$484.7	million
March 28, 2004 to May 1, 2004	5,409,429	$30.41	5,409,429	$320.2	million
May 2, 2004 to May 29, 2004	90,571	$28.57	90,571	$317.6	million
May 30, 2004 to June 26, 2004	—	—	—	$317.6	million

Total	6,000,000	$30.39	6,000,000	$317.6	million

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Novellus’ Annual Meeting of Shareholders, held on April 16, 2004, the following proposals were voted on by the Shareholders as noted below:

1. Election of Directors.

Name of Nominee	In Favor	Withheld
Richard S. Hill	134,693,008	2,442,569
Neil R. Bonke	135,192,169	1,943,408
Youssef A. El-Mansy	135,198,815	1,936,762
J. David Litster	135,204,303	1,931,274
Yoshio Nishi	135,188,622	1,946,955

Name of Nominee	In Favor	Withheld
Glen G. Possley	128,860,486	8,275,091
Ann D. Rhoads	129,204,440	7,931,137
William R. Spivey	134,755,287	2,380,290
Delbert A. Whitaker	135,190,366	1,945,211

2. Ratification and Approval of Ernst & Young LLP as independent auditors of Novellus for the fiscal year ending December 31, 2004.

In Favor	Opposed	Abstained
126,152,326	9,310,541	1,672,708

3. Shareholder proposal regarding provision of non-audit services by independent auditors.

In Favor	Opposed	Abstained
12,449,395	93,238,529	3,408,555

4. Shareholder proposal regarding executive compensation.

In Favor	Opposed	Abstained
6,855,107	99,698,802	2,542,571

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 12, 2004, we furnished a report on Form 8-K under items 7 and 12 announcing our results of operations for the quarter ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By: /s/ Kevin S. Royal

Kevin S. Royal
Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)
August 5, 2004

EXHIBIT INDEX

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 5, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.