Form 10-Q
period 2004-09-25
NOVELLUS SYSTEMS INC
filed 2004-11-04
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☑ NO ☐

As of October 27, 2004, 139,789,533 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 25, 2004

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net sales	$415,935	$221,099	$1,017,016	$698,559
Cost of sales	214,824	162,323	521,620	424,647

Gross profit	201,111	58,776	495,396	273,912
Operating expenses:
Selling, general and administrative	49,585	40,123	139,213	127,197
Research and development	68,202	59,858	190,630	173,374
Restructuring and other charges	(923)	15,838	(923)	15,838
Acquired in-process research and development	—	—	6,124	—
Legal settlement	2,900	2,691	5,400	2,691

Total operating expenses	119,764	118,510	340,444	319,100

Operating income (loss)	81,347	(59,734)	154,952	(45,188)
Interest income	2,809	2,362	8,043	14,447
Other income (loss), net	6,917	360	7,328	(536)

Interest and other income, net	9,726	2,722	15,371	13,911

Income (loss) before income taxes	91,073	(57,012)	170,323	(31,277)
Provision (benefit) for income taxes	26,411	(22,224)	51,169	(15,791)

Income (loss) before cumulative effect of a change in accounting principle	64,662	(34,788)	119,154	(15,486)
Cumulative effect of a change in accounting principle, net of tax	—	(62,780)	—	(62,780)

Net income (loss)	$64,662	$(97,568)	$119,154	$(78,266)

Net income (loss) per share:
Basic
Income (loss) per share before cumulative effect of a change in accounting principle	$0.45	$(0.23)	$0.80	$(0.10)
Cumulative effect of a change in accounting principle	—	(0.41)	—	(0.42)

Basic net income (loss) per share	$0.45	$(0.64)	$0.80	$(0.52)

Diluted
Income (loss) per share before cumulative effect of a change in accounting principle	$0.45	$(0.23)	$0.79	$(0.10)
Cumulative effect of a change in accounting principle	—	(0.41)	—	(0.42)

Diluted net income (loss) per share	$0.45	$(0.64)	$0.79	$(0.52)

Shares used in basic per share calculation	142,333	151,280	148,119	150,221

Shares used in diluted per share calculation	143,574	151,280	150,353	150,221

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 25,	December 31,
	2004	2003 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,887	$497,178
Short-term investments	458,499	504,954
Accounts receivable, net	426,658	231,760
Inventories	250,161	199,100
Deferred tax assets, net	140,648	126,901
Prepaid and other current assets	15,211	12,095

Total current assets	1,343,064	1,571,988
Property and equipment, net	486,229	506,567
Restricted cash and cash equivalents	177,637	2,861
Goodwill	277,922	173,267
Intangible and other assets	113,581	84,217

Total assets	$2,398,433	$2,338,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,583	$53,537
Accrued payroll and related expenses	72,998	25,197
Accrued warranty	44,979	28,805
Other accrued liabilities	55,079	43,406
Income taxes payable	54,378	10,293
Deferred profit	71,998	46,821
Current obligations under lines of credit	5,399	13,023

Total current liabilities	376,414	221,082
Long term debt	154,925	—
Other liabilities	50,895	45,958

Total liabilities	582,234	267,040
Shareholders’ equity:
Common stock	1,445,797	1,565,926
Retained earnings	367,371	501,362
Accumulated other comprehensive income	3,031	4,572

Total shareholders’ equity	1,816,199	2,071,860

Total liabilities and shareholders’ equity	$2,398,433	$2,338,900

*	Amounts as of December 31, 2003 are derived from the December 31, 2003 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 25,	September 27,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$119,154	$(78,266)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of an investment	(353)	—
Non-cash portion of restructuring and other charges	(8,999)	51,895
Loss on extinguishment of debt	—	616
Loss on disposal of fixed assets	1,188	—
Depreciation and amortization	64,660	47,962
Cumulative effect of a change in accounting principle, net of tax benefit	—	62,780
Deferred income taxes	(12,732)	(17,396)
Stock-based compensation	3,341	3,055
Changes in operating assets and liabilities:
Accounts receivable	(184,223)	(28,446)
Inventories	(41,129)	12,854
Prepaid and other current assets	(2,522)	15,057
Accounts payable	13,248	(2,215)
Accrued payroll and related expenses	37,656	(2,982)
Accrued warranty	14,395	(880)
Other accrued liabilities	8,104	(7,880)
Income taxes payable	43,983	(5,339)
Deferred profit	25,176	(15,136)

Net cash provided by operating activities	80,947	35,679

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	812,024	1,102,611
Purchases of short-term investments	(765,216)	(1,147,409)
Capital expenditures	(17,468)	(23,867)
Decrease (increase) in other assets	(2,939)	10,234
Increase in restricted cash and cash equivalents	(174,775)	(2,861)
Purchase of Peter Wolters AG, net of cash acquired	(142,916)	—

Net cash used in investing activities	(291,290)	(61,292)

Cash flows from financing activities:
Repayments of convertible subordinated notes	—	(117,053)
Proceeds from employee stock compensation plans	21,222	53,180
(Payments on) proceeds from lines of credit, net	(7,624)	3,164
Proceeds from long-term debt	153,115	—
Repurchase of common stock	(401,661)	(39)

Net cash used in financing activities	(234,948)	(60,748)

Net decrease in cash and cash equivalents	(445,291)	(86,361)
Cash and cash equivalents at the beginning of the period	497,178	615,844

Cash and cash equivalents at the end of the period	$51,887	$529,483

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 25, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

On June 28, 2004, we acquired Peter Wolters AG, a manufacturer of high-precision machine manufacturing tools. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Our consolidated financial statements for the period ended September 25, 2004 include the financial position, results of operations and cash flows of Peter Wolters from June 28, 2004.

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

In the disclosure presented below and in our statement of operations, we recognize stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense recorded in earlier years than the straight-line method.

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Had compensation expense been determined based on the fair value as determined by the Black-Scholes model at the grant date for awards, consistent with the provisions of SFAS No. 123, we would have reported pro forma net income (loss) and net income (loss) per share as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net income (loss) as reported	$64,662	$(97,568)	$119,154	$(78,266)
Add:
Intrinsic value method expense included in reported net income, net of related tax effects	998	303	2,977	1,737
Less:
Fair value method expense, net of related tax effects	(11,240)	(13,333)	(39,071)	(48,899)

Pro-forma net income (loss)	$54,420	$(110,598)	$83,060	$(125,428)

Pro-forma basic and diluted net income (loss) per share	$0.38	$(0.73)	$0.56	$(0.83)

Basic net income (loss) per share as reported	$0.45	$(0.64)	$0.80	$(0.52)

Diluted net income (loss) per share as reported	$0.45	$(0.64)	$0.79	$(0.52)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in the three and nine months ended September 25, 2004 and September 27, 2003:

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected volatility	74%	80%	76%	82%
Risk free interest rate	2.7%	2.3%	2.5%	2.4%
Expected lives	3.7 years	3.6 years	3.5 years	3.2 years

The weighted-average fair value of stock options granted during the period was $14.09 and $16.42 for the three and nine months ended September 25, 2004, respectively, and $20.78 and $17.08 for the three and nine months ended September 27, 2003, respectively.

The pro forma net income (loss) and net income (loss) per share data listed above include expense related to the Employee Stock Purchase Plan, referred to herein as the Purchase Plan. The fair value of issuances under the Purchase Plan is estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected volatility	45%	46%	45%	49%
Risk free interest rate	1.3%	1.2%	1.3%	1.2%
Expected lives	.5 year	.5 year	.5 year	.5 year

The weighted-average fair value of purchase rights was $7.92 and $8.78 for the three and nine months ended September 25, 2004, respectively, and $8.83 and $8.74 for the three and nine months ended September 27, 2003, respectively.

2. BUSINESS COMBINATION

On June 28, 2004, we acquired all of the outstanding stock of Peter Wolters AG, a privately-held manufacturer of high-precision machine manufacturing tools based in Rendsburg, Germany. The acquisition of Peter Wolters enables us to diversify our product offerings. We funded the purchase price of the acquisition, excluding transaction costs, with approximately $149.5 million of borrowings under a credit facility. For further discussion regarding the credit facility, see Note 9. Under the terms of the purchase agreement, we deposited ten percent of the purchase price into escrow. The escrow amount will be released to the former shareholders of Peter Wolters on June 25, 2005, to the extent we have not made claims against the escrow for pre-acquisition contingencies.

The acquisition of Peter Wolters was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” Tangible assets and liabilities were recorded at their estimated fair value and the value of the intangible assets acquired will be valued by us, with the assistance of third-party appraisers, under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

The preliminary purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Cash consideration	$149,512
Estimated transaction costs	2,100

Total purchase price	$151,612

Developed technology	$9,600
Customer backlog	2,400
Trademark/Trade name	6,100
Goodwill	104,221
Deferred tax liability, net	(8,306)
Tangible assets acquired	65,588
Liabilities assumed	(27,991)

Total net assets acquired	$151,612

Intangible Assets — As of the closing of our acquisition of Peter Wolters on June 28, 2004, $18.1 million of the total purchase price was allocated to intangible assets subject to amortization. Included in these intangible assets are developed and core technologies, customer backlog, and trademark/trade name rights with weighted average lives of 6.0, 0.5, and 10.0 years, respectively.

Goodwill — The potential value of the combined companies’ products and technologies contributed to a purchase price that resulted in goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes and is not subject to amortization, however, it is to be tested for impairment at least annually in accordance with SFAS No. 142. Approximately $104.2 million of the total purchase price was allocated to goodwill upon the closing of our acquisition of Peter Wolters on June 28, 2004.

Pro Forma Results - The following table represents the unaudited pro forma consolidated results of operations, assuming the acquisition of Peter Wolters was consummated as of the beginning of the periods presented. The unaudited pro forma information has been prepared for comparative purposes only and may not be indicative of what operating results would have been if the acquisition had taken place at the beginning of the periods presented. In addition, the unaudited pro forma information may not be indicative of future operating periods. The combined operating results below consist of historical results of Novellus and Peter Wolters for the three and nine months ended September 25, 2004 and September 27, 2003. The pro forma disclosure includes charges of approximately $2.1 million, net of tax, in the nine month period ending September 27, 2003 resulting from inventory written-up in purchase accounting and the sell-through of customer backlog. The pro forma disclosure eliminates charges of approximately $1.0 million, net of tax, related to these items from the three months ended September 25, 2004.

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
(in thousands, except per share data)	2004	2003	2004	2003
Net sales	$415,935	$236,873	$1,056,284	$742,992
Income (loss) before extraordinary items	$65,817	$(34,936)	$122,371	$(18,157)
Cumulative effect of accounting changes	—	(62,780)	—	(62,780)

Net income (loss)	$65,817	$(97,716)	$122,371	$(80,937)
Diluted net income (loss) per share	$0.46	$(0.65)	$0.81	$(0.54)

3. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted-average number of outstanding shares of common stock excludes shares of restricted stock subject to repurchase.

Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding, including shares of restricted common stock subject to repurchase and, when dilutive, potential shares from stock options to purchase common stock using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$64,662	$(97,568)	$119,154	$(78,266)

Denominator:
Basic weighted-average shares outstanding	142,333	151,280	148,119	150,221
Employee stock options and restricted stock	1,241	—	2,234	—

Diluted weighted-average shares outstanding	143,574	151,280	150,353	150,221

Basic net income (loss) per share	$0.45	$(0.64)	$0.80	$(0.52)

Diluted net income (loss) per share	$0.45	$(0.64)	$0.79	$(0.52)

Options to purchase approximately 20.4 million and 12.5 million shares of common stock were outstanding for the three and nine months ended September 25, 2004, respectively, but were not included in the computation of diluted net income per common share because the respective exercise prices of these options were greater than the average respective market prices of the common shares and, therefore, the effect would be anti-dilutive. For the three and nine months ended September 27, 2003, all options to purchase common stock were excluded from the computation of net loss per share as the effect would be anti-dilutive during those periods.

4. INTEREST AND OTHER INCOME, NET

The components of interest and other income, net within the consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Interest income	$2,809	$2,362	$8,043	$14,447
Interest expense	(937)	(1)	(1,048)	(854)
Litigation proceeds	8,000	—	8,000	—
Other income	146	439	1,123	1,006
Other expense	(103)	(78)	(430)	(215)
Foreign currency gain (loss), net	(189)	228	(317)	(473)

Total interest and other income, net	$9,726	$2,722	$15,371	$13,911

5. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance sheet date, inventories consisted of the following (in thousands):

	September 25,	December 31,
	2004	2003
Purchased and spare parts	$185,882	$146,399
Work-in-process	50,102	37,502
Finished goods	14,177	15,199

Total inventories	$250,161	$199,100

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill during the periods ended September 25, 2004 and September 27, 2003 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Balance, beginning of period	$173,267	$163,136	$173,267	$163,136
SpeedFam-IPEC adjustment	(799)	9,757	(799)	9,757
Peter Wolters AG acquisition	104,221	—	104,221	—
Foreign currency translation	1,233	—	1,233	—

Balance, end of period	$277,922	$172,893	$277,922	$172,893

As of December 31, 2003, we had goodwill of approximately $173.3 million. As a result of the acquisition of Peter Wolters AG on June 28, 2004, we recorded additional goodwill in the amount of $104.2 million, which is subject to foreign currency translation effects. The related foreign currency translation effects for the three months and nine months ended September 25, 2004 resulted in an increase to goodwill of $1.2 million. In the third quarter of 2004, we determined that a tax contingency accrual recorded during the acquisition of SpeedFam-IPEC in 2002 was no longer required, and we accordingly reversed $0.8 million against goodwill. These movements during the third quarter of 2004 resulted in an ending balance of $277.9 million as of September 25, 2004.

In September 2003, we recorded a net increase to goodwill of approximately $9.8 million. The increase in goodwill was a result of the reallocation of the initial estimated purchase price for the acquisition of SpeedFam-IPEC and an increase to the purchase price. Directors’ and officers’ liability insurance was purchased for $1.3 million for the former directors and officers of SpeedFam-IPEC, but was not included in our initial purchase price. The net increase to goodwill was also the result of the write down of inventory for $3.1 million related to inventory that was not properly valued as of the acquisition date and an $11.0 million adjustment to the restructuring accrual for a decrease in our estimated future sublease income on facilities leased by SpeedFam-IPEC. This revised sublease income estimate was based on subsequent knowledge obtained about real estate conditions that existed as of the acquisition date. These increases were offset by the $6.1 million deferred tax asset adjustment recorded as a result of the purchase price allocation adjustments.

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

Intangible Assets

The following tables provide details of our acquired intangible assets (in thousands):

		Accumulated
September 25, 2004	Gross	Amortization	Net
Patents	$15,877	$(12,030)	$3,847
Developed technology	27,094	(5,715)	21,379
Customer backlog	2,428	(1,214)	1,214
Trademark	6,172	(154)	6,018
Other intangible assets	1,160	(1,101)	59

Total	$52,731	$(20,214)	$32,517

		Accumulated
December 31, 2003	Gross	Amortization	Net
Patents	$11,680	$(10,912)	$768
Developed technology	17,380	(3,138)	14,242
Other intangible assets	1,160	(1,093)	67

Total	$30,220	$(15,143)	$15,077

Our estimated amortization expense for the identifiable intangible assets for each of the next five fiscal years will be approximately $5.8 million for 2005 through 2007, $5.6 million for 2008 and $3.0 million for 2009. As of September 25, 2004, we have no identifiable intangible assets with indefinite lives.

7. PRODUCT WARRANTY

We record the estimated cost of warranty as a component of cost of sales upon system shipment. The estimated cost is determined by the warranty term as well as the average historical labor and material costs for a specific product. Should actual product failure rates or material usage differ from our estimate, revisions to the estimated warranty liability may be required. We review the actual product failure rates and material usage on a quarterly basis and adjust our warranty liability as necessary. We follow the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others,” which requires changes to the accounting and disclosure of guarantees, including product warranties. Changes in our accrued warranty liability were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Balance, beginning of period	$38,264	$28,371	$28,805	$31,002
Peter Wolters balance at acquisition	2,367	—	2,367	—
Warranties issued	22,589	11,481	59,926	34,980
Settlements	(19,305)	(11,175)	(49,243)	(38,031)
Changes in liability for pre-existing warranties, including expirations	1,064	1,445	3,124	2,171

Balance, end of period	$44,979	$30,122	$44,979	$30,122

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

During the quarter ended September 25, 2004, we entered into a sublease for a building that was previously included in our estimate of future costs to be incurred under a previous restructuring plan. We have revised our estimate of future expenses based primarily on this sublease and recorded a reduction in the accrual. Additionally, in the third quarter of 2004, we determined that a tax accrual recorded during the acquisition of SpeedFam-IPEC in 2002 was no longer required and reversed $0.8 million of the accrual recorded in the original purchase price allocation against goodwill.

The following table summarizes restructuring activity for the nine months ended September 25, 2004 (in thousands):

			Acquisition
	Facilities	Severance	Expense	Total
Balance at December 31, 2003	$50,513	$592	$1,115	$52,220
Cash payments	(2,234)	(183)	(90)	(2,507)

Balance at March 27, 2004	48,279	409	1,025	49,713
Cash payments	(1,425)	(75)	(9)	(1,509)

Balance at June 26, 2004	46,854	334	1,016	48,204
Cash payments	(1,843)	(17)	(17)	(1,877)
Adjustment	(923)	—	(799)	(1,722)

Balance at September 25, 2004	$44,088	$317	$200	$44,605

As of September 25, 2004, substantially all actions under the 2003, 2002 and 2001 restructuring plans have been completed, except for payments of future rent obligations of $44.1 million, which are to be paid in cash through 2017.

9. LONG-TERM OBLIGATIONS

On June 28, 2004, we borrowed $153.1 million to fund the acquisition of Peter Wolters AG and for general corporate purposes. The credit arrangement allows for periodic borrowings in Euros, with an interest rate equal to the Eurocurrency Rate plus 0.2% (2.32% at September 25, 2004). The outstanding balance of $154.9 million is recorded as long term debt at September 25, 2004. All borrowings are required to be secured by cash or marketable securities on deposit and are due and payable on or before June 25, 2009. Amounts to secure this borrowing totaling $173.1 million are included within restricted cash on the consolidated balance sheets.

10. COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net income (loss)	$64,662	$(97,568)	$119,154	$(78,266)
Other comprehensive income:
Foreign currency translation adjustments	(947)	(462)	(1,370)	1,661
Realized gain (loss) on available-for-sale securities, net of tax	(12)	—	(353)	—
Unrealized gain on available-for-sale securities, net of tax	1,043	80	182	26

Comprehensive income (loss)	$64,746	$(97,950)	$117,613	$(76,579)

The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

	September 25,	December 31,
	2004	2003
Foreign currency translation adjustments	$3,315	$4,685
Unrealized loss on available-for-sale securities	(284)	(113)

Accumulated other comprehensive income	$3,031	$4,572

11. PENSION PLAN

On June 28, 2004, we acquired Peter Wolters AG, including its existing pension plan. Service and interest costs for the pension plan for the three months ended September 25, 2004 were $0.1 million and $20,000, respectively.

12. RELATED PARTY TRANSACTIONS

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $234,000 and $664,000 for the three and nine months ended September 25, 2004, respectively, and approximately $227,000 and $606,000 for the three and nine months ended September 27, 2003, respectively.

Mr. Hill is a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $351,000 for the three months ended September 25, 2004 and September 27, 2003 and approximately $1,052,000 for the nine months ended September 25, 2004 and September 27, 2003.

During the quarter ended September 27, 2003, a member of our Board of Directors, D. James Guzy, was also a member of the Board of Directors of Intel Corporation, one of our significant customers. Mr. Guzy did not stand for re-election to the Board of Directors at our 2004 Annual Meeting of Shareholders and was named Director Emeritus as of April 16, 2004. Sales to Intel represented approximately 10.0% for the three and nine months ended September 27, 2003. Intel also accounted for 6.0% of our accounts receivable as of December 31, 2003.

From time to time, we have made secured relocation loans to our executive officers, vice presidents and other key personnel. As of September 25, 2004, we had no outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we had outstanding loans to non-executive officers and other key personnel. As of September 25, 2004 and December 31, 2003, the total outstanding balances of loans to non-executive officers and other key personnel were approximately $5.0 million and $5.7 million, respectively. Of the total amount outstanding at September 25, 2004, $3.9 million was secured by collateral.

13. LITIGATION

Applied Materials, Inc.

On September 20, 2004, we settled all pending patent litigation between us and Applied Materials, Inc. by entering into a Binding Memorandum of Understanding, referred to herein as an MOU, with Applied. The MOU became effective as of September 3, 2004.

Background of the Litigation

On June 13, 1997, we acquired the Thin Film Systems (TFS) business of Varian Associates, Inc. On the same day, Applied sued Varian in the United States District Court for the Northern District of California for alleged patent infringement concerning several of its physical vapor deposition, or PVD, patents (the Applied Patents). On June 23, 1997, we sued Applied in the United States District Court for the Northern District of California, claiming infringement by Applied of several of our PVD patents acquired from Varian in the TFS business acquisition. On July 7, 1997, Applied amended its complaint in its suit against Varian to add Novellus as a defendant. We requested that the Court dismiss us as a defendant in this suit.

The relief requested by Applied in both suits included a permanent injunction against future infringement, damages for alleged past infringement and treble damages for alleged willful infringement. Trial had been set to commence on September 20, 2004.

Settlement

Under the terms of the MOU, all then pending patent litigation between us and Applied was dismissed with prejudice. As part of the settlement, Applied agreed to pay us $8.0 million and released us from all amounts owed or claimed to be owed as of September 3, 2004 under a previous Settlement Agreement between us dated May 4, 1997 (the TEOS Agreement), including Applied’s claim that $3.5 million was owed by us. In addition, the MOU effected a change in the terms of settlement under the TEOS Agreement to cause the license by Applied of U.S. Patent No. 5,362,526 to us, and the cross-license of our CVD Patents and the Applied CVD Patents (each as defined in the TEOS Agreement), in each case to be fully-paid and royalty-free, except in limited circumstances. The MOU also effected a change in the terms of settlement under the TEOS Agreement to eliminate all rights of Applied to terminate the license based upon Novellus’ merger or acquisition of or by other entities.

Under the MOU, the parties also agreed to covenants not to sue each other for specified periods, as well as notice and cure periods, each of which limits the ability of the parties to bring patent infringement claims against the other and the other’s customers, suppliers and distributors, regarding products existing at September 3, 2004 and new products, subject to certain exceptions in specified product areas and for certain suppliers to the parties. The MOU also provides a general release of the patent claims covered by the MOU for periods prior to September 3, 2004. Neither party admitted any liability in connection with the settlement.

For a detailed description of the specific terms and conditions of the MOU, please refer to our Current Report on Form 8-K filed September 24, 2004 and the attached Exhibit 99.1.

The current quarter results include the cash receipt of $8.0 million and the reversal of $8.1 million previously accrued as a result of the settlement of litigation with Applied.

Semitool, Inc.

On October 11, 2004, we settled the pending patent litigation between us and Semitool pursuant to the terms of a settlement agreement effective October 8, 2004.

Background of the Litigation

On June 11, 2001, Semitool sued us for patent infringement in the United States District Court for the District of Oregon. Semitool alleged that we infringed one of Semitool’s patents related to copper electroplating. Semitool sought an injunction against future infringement, damages for past infringement, and treble damages for alleged willful infringement. On November 13, 2001, we countersued Semitool for patent infringement in the United States District Court for the District of Oregon. We alleged that Semitool infringed certain of our patents related to copper electroplating. We sought an injunction against Semitool, damages for past infringement, and treble damages for willful infringement by Semitool.

Settlement

On October 11, 2004, we entered into a settlement agreement with Semitool that resolves all patent infringement claims at issue between us and Semitool. We made a $2.9 million settlement payment to Semitool in accordance with the terms of the settlement agreement. In addition, we agreed to covenants not to sue Semitool for infringement of the four counterclaim patents we asserted in the litigation based on acts prior to or after October 8, 2004 and Semitool agreed to a covenant not to sue us for infringement of the patent Semitool asserted in the litigation. This covenant not to sue is limited to the activities where Semitool accused us of infringement prior to October 8, 2004. The settlement agreement does not include any license of either party’s patents. Neither party admitted any liability in connection with the settlement.

Plasma Physics Corporation and Solar Physics Corporation

On June 14, 2002, certain of our present and former customers — including Agilent Technologies, Inc., Micron Technology, Inc., Agere Systems, Inc., National Semiconductor Corporation, Koninklijke Philips Electronics N.V., Texas Instruments, Inc., ST Microelectronics, Inc., LSI Logic Corporation, International Business Machines Corporation, Conexant Systems, Inc., Motorola, Inc., Advanced Micro Devices, Inc. and Analog Devices Inc. — were sued for patent infringement by Plasma Physics Corporation and Solar Physics Corporation. We have not been sued by Plasma Physics, Solar Physics, or any other party for infringement of any Plasma Physics or Solar Physics patent. Certain defendants in the case, however, contend that we allegedly have indemnification obligations and liability relating to these lawsuits. We believe that these matters will not have a material adverse impact on our business, financial condition, or results of operations. There can be no assurance, however, that we will prevail in this lawsuit or in any other lawsuit filed in connection with the alleged indemnification obligations. If one or more parties were to prevail against us in such a suit and damages were awarded, the adverse impact on our business, financial condition, or results of operations could be material. However, due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.

Linear Technology Corporation

On March 12, 2002, Linear Technology Corporation filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint sought damages (including punitive damages), injunctions and declaratory relief for causes of action involving alleged breach of contract, fraud, unfair competition and breach of warranty. We filed a demurrer to Linear’s complaint, which the court granted on April 11, 2003, with leave to amend. On May 2, 2003, Linear filed a second amended complaint. We filed a demurrer to Linear’s second amended complaint, which the court granted on August 14, 2003, with leave to amend. On September 15, 2003, Linear filed a third amended complaint. We filed a demurrer to Linear’s third amended complaint, which the court granted on January 15, 2004, with leave to amend. On January 28, 2004, Linear filed a fourth amended complaint. We filed a demurrer to the fourth amended complaint on April 2, 2004. On July 7, 2004, Linear filed a fifth amended complaint. We filed a demurrer to Linear’s fifth amended complaint on September 3, 2004. On October 5, 2004, the Court granted our demurrer on all causes of action without leave to amend. The Court has not yet entered judgment in this case. Due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.

Employment Litigation

On April 4, 2003, Thomas Graziani and others filed a class action lawsuit against Novellus in the United States District Court for the District of Oregon. On August 1, 2003, David Robinson and others filed a class action lawsuit against Novellus in the United States District Court for the Northern District of California, San Jose Division. Both lawsuits sought collective and/or class action status for field service engineers who work for Novellus and both lawsuits allege that field service engineers are entitled to compensatory damages in the form of overtime pay, liquidated damages, interest and attorneys’ fees and costs. At a mediation held on March 1, 2004, the parties to both lawsuits agreed to a settlement to be documented on or before April 2, 2004. Subsequently, the parties have agreed to the material terms of a settlement, including a cap on exposure to Novellus of $2.5 million. On May 3, 2004, a fully executed agreement resolving these matters was filed with the United States District Court for the Northern District of California. The court approved the settlement on June 7, 2004. Novellus recorded a charge of $2.5 million during the three months ended March 27, 2004 related to the settlement.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our estimated amortization expense for each of the next five fiscal years; our plan to continue to focus on expanding our market presence in Asia; our belief that significant additional growth potential exists in the Asia region over the long term; our continued belief that significant investment in R&D is required to remain competitive; our intent to continue to invest in new products and in the enhancement of our current product lines; management’s belief that the majority of the Company’s deferred tax assets will be realized due to anticipated future income; our belief that our forward foreign exchange contracts do not subject us to speculative risk that would otherwise result from changes in currency exchange rates; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcomes of the Plasma Physics, Solar Physics and Linear Technology Corporation litigation matters and various other litigations that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; and our intent to continue pursuing the legal defense of our propriety technology primarily through patent and trade secret protection.

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

Overview of Our Business and Industry

Novellus is a global supplier of semiconductor processing equipment used in the fabrication of integrated circuits. We develop, manufacture, sell and service equipment used by manufacturers of integrated circuits, or chips, who either incorporate the chips in their own products or sell the chips to other companies for use in electronic devices. Our goal is to use our expertise to increase our market share and strengthen our position as a leading supplier of semiconductor processing equipment. To accomplish this, we endeavor to provide our customers with highly reliable products which help them compete effectively in their business by reducing their costs and increasing their productivity.

Our business depends on capital expenditures made by chip manufacturers, who in turn are dependent on corporate and consumer demand for chips and the products which use them. The industry in which we operate is driven by spending for electronic products. As a consequence, our business is affected by growth or contraction in the global economy as well as by the adoption of new technologies. Demand for personal computers, the expansion of the Internet and telecommunications industries, and the emergence of new applications in consumer electronics have an impact on our business. In addition, the industry is characterized by intense competition and rapidly changing technology. We have continued to work closely with our customers and have made substantial investments in research and development in order to continue delivering innovative products which enhance productivity for our customers and utilize the latest technology.

We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income (loss) and net income (loss) per share are the primary measures we use to monitor performance. Net orders are used to forecast and plan future operations. Net orders consist of current period orders less current period cancellations. The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share information):

	Quarterly Financial Data
	2004			2003
	First	Second	Third	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$262,862	$338,219	$415,935	$238,410	$239,050	$221,099	$226,511
Gross profit	124,605	169,680	201,111	109,814	105,322	58,776	106,088
Net income (loss)	16,681	37,811	64,662	11,872	7,430	(97,568)	10,452
Diluted net income (loss) per share	0.11	0.25	0.45	0.08	0.05	(0.64)	0.07
Net orders	346,793	397,598	422,692	241,825	198,759	220,775	275,219

The semiconductor equipment industry is subject to cyclical conditions, which play a major role in the fluctuations in demand, as defined by net orders. These fluctuations, in turn, affect our net sales. Net orders during the first three quarters of 2003 were sequentially volatile with a 10% increase in the first quarter, an 18% decrease in the second quarter, and an 11% increase in the third quarter, reflecting uncertainty in the demand for semiconductor devices. In the fourth quarter of 2003, we experienced a 25% sequential increase in net orders. The net order growth in the fourth quarter was driven primarily by strengthening demand for corporate and consumer electronic devices, which resulted in an increase in our customers’ capacity utilization. In addition, we experienced increased demand as a result of our customers’ transition to 300 mm fabrication equipment. In the first, second and third quarters of 2004, we experienced sequential increases of 26%, 15% and 6% in net orders, respectively.

The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders turn to revenue either at shipment or upon customer acceptance of the equipment. Our revenue recognition policy addresses the distinction between revenue recognized upon shipment and revenue recognized upon customer acceptance. Equipment generally ships within two or three months of receiving the related order and if applicable, customer acceptance is typically received three to six months after shipment. These time lines are general estimates and actual times may vary depending on specific circumstances.

Results of Operations
(dollars in thousands)

On June 28, 2004, we acquired Peter Wolters AG, a manufacturer of high-precision machine manufacturing tools. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Our consolidated financial statements for the period ended September 25, 2004 include the financial position, results of operations and cash flows of Peter Wolters from June 28, 2004.

Net Sales

	Three Months Ended			Nine Months Ended
	September 25, 2004	September 27, 2003	June 26, 2004	September 25, 2004	September 27, 2003
Net sales	$415,935	$221,099	$338,219	$1,017,016	$698,559
International net sales %	78%	67%	79%	78%	62%

The increase in net sales of $194.8 million for the three months ended September 25, 2004 from the prior year period is primarily due to increased volume. The increase in volume was a result of increased capital spending by our customers as demand for semiconductor devices increased.

Geographical net sales as a percentage of total net sales were as follows (based upon the location of the customers’ facilities):

	Three Months Ended			Nine Months Ended
	September 25, 2004	September 27, 2003	June 26, 2004	September 25, 2004	September 27, 2003
North America	22%	33%	21%	22%	38%
Europe	11%	10%	6%	9%	10%
Asia	67%	57%	73%	69%	52%

The increase in international net sales (sales outside North America) as a percentage of net sales for the three months ended September 25, 2004 over the prior year is predominantly due to an increase in net sales in the Asia region compared to the net sales of North America. We consider the Asia region to consist of Korea, Japan, Singapore, China and Taiwan. A significant portion of our net sales is generated in Asia, primarily because a substantial portion of the world’s semiconductor manufacturing capacity is located there. We plan to continue to focus on expanding our market presence in Asia, as we believe that significant additional growth potential exists in this region over the long term.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 25, 2004	September 27, 2003	June 26, 2004	September 25, 2004	September 27, 2003
Gross profit	$201,111	$58,776	$169,680	$495,396	$273,912
% of net sales	48.4%	26.6%	50.2%	48.7%	39.2%

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

The decline in gross profit percentage in the three and nine months ended September 27, 2003 is primarily due to our $44.0 million write-down of inventory. In the third quarter of 2003, changes in the industry and our worldwide distribution system resulted in revisions to forecasted demand. These changes resulted in a portion of our inventory becoming excess or obsolete. Without this charge, gross margin for the three and nine months ended September 27, 2003 would have been 46%. The increase in gross profit percentage in the three months ended September 25, 2004 from the prior year comparable periods is also attributable to product mix and to increased absorption of our fixed overhead costs from higher shipment levels. Sales of inventory previously written down resulted in a credit to cost of sales of approximately $2.8 million in the three months ended September 25, 2004, which positively impacted our gross profit by seven-tenths of one percent. In the second quarter of 2004, sales of inventory previously written down resulted in a credit to cost of sales of approximately $3.6 million, which positively impacted our gross profit by one percent. In the comparable prior year periods, sales of previously reserved inventory did not have a material effect on the margin in absolute dollars or as a percentage of net sales.

Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 25, 2004	September 27, 2003	June 26, 2004	September 25, 2004	September 27, 2003
SG&A expense	$49,585	$40,123	$47,225	$139,213	$127,197
% of net sales	12%	18%	14%	14%	18%

SG&A expense includes compensation and benefits for corporate, financial, marketing, and administrative personnel as well as travel expenses and professional fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

The increase in SG&A expenses, in absolute dollars, is primarily due to the consolidation of Peter Wolters AG and higher selling costs, as well as higher profit sharing and employee-related expenses. This increase was partially offset by a credit to SG&A of $8.1 million for the reversal of amounts previously accrued in connection with our legal settlement with Applied Materials, Inc. The decrease in SG&A expense as a percentage of net sales is primarily due to an increase in net sales.

Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 25, 2004	September 27, 2003	June 26, 2004	September 25, 2004	September 27, 2003
R&D expense	$68,202	$59,858	$63,471	$190,630	$173,374
% of net sales	16%	27%	19%	19%	25%

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

R&D expense as a percentage of net sales for the three and nine months ended September 25, 2004 decreased compared to the respective prior-year periods primarily due to an increase in net sales. The increase in R&D expense in absolute dollars for the three and nine months ended September 25, 2004 from the prior-year period is a result of the consolidation of Peter Wolters AG, increased usage of project materials and increased profit sharing expense.

Restructuring and Other Charges

	Three Months Ended			Nine Months Ended
	September 25, 2004	September 27, 2003	June 26, 2004	September 25, 2004	September 27, 2003
Restructuring and other charges	$(923)	$15,838	$—	$(923)	$15,838
% of net sales	—%	8%	—%	—%	3%

The reversal of $0.9 million during the quarter ended September 25, 2004 is primarily related to a revision in future estimated sublease income in connection with a facility related charge in a previous restructuring.

The $15.8 million restructuring and other charges in the three and nine months ended September 27, 2003 consisted of $7.9 million for asset write-offs (including fixed assets and purchased technology), $4.1 million for facilities and $3.8 million for severance. The asset write-offs, facilities charges, and severance charges were recorded in connection with activities undertaken to align our cost structure with current business conditions.

Legal Settlement

	Three Months Ended			Nine Months Ended
	September 25, 2004	September 27, 2003	June 26, 2004	September 25, 2004	September 27, 2003
Legal settlement	$2,900	$2,691	$—	$5,400	$2,691
% of net sales	1%	1%	—%	1%	—%

The current quarter results included a $2.9 million legal settlement related to the Semitool litigation matter. For the quarter ended September 27, 2003, we incurred a charge of $2.7 million. No such legal charges were incurred in the second quarter of 2004. During the quarter ended March 27, 2004, we incurred a charge totaling $2.5 million related to the settlement of a class action lawsuit by field service engineers relating to overtime compensation.

Acquired in-process research and development

	Three Months Ended			Nine Months Ended
	September 25, 2004	September 27, 2003	June 26, 2004	September 25, 2004	September 27, 2003
Acquired in-process research and development	$—	$—	$6,124	$6,124	$—
% of net sales	—%	—%	2%	1%	—%

During the quarter ended June 26, 2004, we incurred a charge totaling $6.1 million for acquired in-process research and development in connection with the acquisition of Angstron Systems, Inc. We incurred no such charges in the other periods presented.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	September 25, 2004	September 27, 2003	June 26, 2004	September 25, 2004	September 27, 2003
Interest and other income, net	$9,726	$2,722	$2,896	$15,371	$13,911
% of net sales	2%	1%	1%	2%	2%

Interest and other income, net, includes interest income, interest expense and other non-operating items. The increase in interest and other income, net, in absolute dollars for the three months ended September 25, 2004 compared to the three months ended September 27, 2003 is primarily due to the cash receipt of $8.0 million in connection with the settlement of the Applied Materials, Inc. litigation. This was partially offset by interest expense on long term debt of $0.9 million and lower balances of interest-bearing cash and short-term investments and lower interest rates in the first three quarters of 2004. Lower cash and investment balances resulted mainly from repurchases of our common stock during the nine months ended September 25, 2004. The exercise of our purchase option on properties previously leased under synthetic leases during the quarter ended September 27, 2003 reduced our interest income by $6.0 million for the nine months ended September 25, 2004 as compared to the prior-year period.

Income Taxes

Our effective tax rates were 29% and 39% for the three months ended September 25, 2004 and September 27, 2003. Our effective tax rates on income excluding the in-process R&D charge, which is non-deductible, were 29% and 50% for the nine months ended September 25, 2004 and September 27, 2003, respectively. The difference in the effective tax rate in 2004 as compared to 2003 is primarily due to the benefit of tax credits against the expected provision for income taxes in 2004 versus the benefit of tax credits in relation to a loss in 2003. Our future effective income tax rate depends on various factors, such as our income (loss) before taxes, potential changes in tax legislation, the geographic composition of pre-tax income and non-deductible expenses incurred in connection with acquisitions.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. According to our policy, we completed goodwill impairment tests in the third and fourth quarters of 2003. The test performed in the third quarter was completed in connection with our restructuring plan implemented in that quarter. Our annual goodwill impairment test was completed in the fourth quarter of 2003. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. The results of our impairment tests did not indicate impairment.

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of September 25, 2004, we had approximately $171.4 million of deferred tax assets, net of a valuation allowance of $75.0 million principally related to acquired net operating loss carryforwards and foreign tax credits that are not realizable until 2006 and beyond. The valuation allowance includes $38.0 million related to acquired deferred tax assets of SpeedFam-IPEC, which will be credited to goodwill when realized, and $26.5 million related to stock option deductions, which will be credited to equity when realized. Management believes the majority of deferred tax assets will be realized due to anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an increase to the valuation allowance for deferred tax assets would decrease income in the period in which such determination is made.

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

Liquidity and Capital Resources

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of cash at September 25, 2004 consisted of $510.4 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $491.7 million from $1,002.1 million at December 31, 2003. The decrease was due primarily to the repurchase of common stock for $401.7 million, offset by net cash provided by operating activities of $80.9 million.

Net cash provided by operating activities during the nine months ended September 25, 2004 was $80.9 million. This amount consisted primarily of $119.2 million provided by net income, adjusted for non-cash items. The net changes in working capital accounts used $85.3 million.

Net cash used in investing activities for the nine months ended September 25, 2004 was $291.3 million, which consisted primarily of purchases of short-term investments of $765.2 million, offset by proceeds from short-term investment sales and maturities of $812.0 million. As of September 25, 2004, we had no significant commitments to purchase property or equipment, except for additional capital expenditures to enhance the functionality of our enterprise resource management system.

Net cash used in financing activities for the nine months ended September 25, 2004 was $234.9 million, primarily for the repurchase of common stock for $401.7 million and net payments on lines of credit of $7.6 million, offset by the proceeds from employee stock compensation plans of $21.2 million and proceeds from long-term debt of $153.1 million.

Effective June 25, 2004, two of our European subsidiaries entered into a credit arrangement that allowed for borrowing up to $153.1 million. On June 28, 2004, we borrowed the entire amount available to fund the acquisition of Peter Wolters AG and for general corporate purposes. Borrowings are secured by cash or marketable securities on deposit and included within restricted cash on the consolidated balance sheet. As of September 25, 2004, the entire principal amount of the loan was outstanding. All borrowings under the credit arrangement are due and payable on or before June 25, 2009.

Our subsidiaries in Asia and Europe have lines of credit with various banks with total borrowing capacity of $53.5 million. The lines of credit bear interest at various rates, expire on various dates through June 2009 and can be used for general operating purposes. Borrowings of $5.6 million were outstanding under these credit facilities as of September 25, 2004.

We believe that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs at least through the next twelve months.

Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $234,000 and $664,000 for the three and nine months ended September 25, 2004, respectively, and approximately $227,000 and $606,000 for the three and nine months ended September 27, 2003, respectively.

Mr. Hill is a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $351,000 for the three months ended September 25, 2004 and September 27, 2003 and approximately $1,052,000 for the nine months ended September 25, 2004 and September 27, 2003.

During the quarter ended September 27, 2003, a member of our Board of Directors, D. James Guzy, was also a member of the Board of Directors of Intel Corporation, one of our significant customers. Mr. Guzy did not stand for re-election to the Board of Directors at our 2004 Annual Meeting of Shareholders and was named Director Emeritus as of April 16, 2004. Sales to Intel represented approximately 10.0% for the three and nine months ended September 27, 2003. Intel also accounted for 6.0% of our accounts receivable as of December 31, 2003.

From time to time, we have made secured relocation loans to our executive officers, vice presidents and other key personnel. As of September 25, 2004, we had no outstanding loans to our executive officers as defined by the Securities and Exchange Commission. However, we had outstanding loans to non-executive officers and other key personnel. As of September 25, 2004 and December 31, 2003, the total outstanding balances of loans to non-executive officers and other key personnel were approximately $5.0 million and $5.7 million, respectively. Of the total amount outstanding at September 25, 2004, $3.9 million was secured by collateral.

Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

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

Compliance with Internal Control Attestation and Outside Audit Firm Independence

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our year ending December 31, 2004, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of 2004. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004. If we fail to timely complete our assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Our independent registered public accounting firm communicates with us at least annually regarding any relationships between the firm and Novellus that, in the firm’s professional judgment, might have a bearing on the firm’s independence with respect to Novellus. If our independent registered public accounting firm finds that it cannot confirm that it is independent of Novellus based on existing securities laws and registered public accounting firm independence standards, we could experience delays or otherwise fail to meet our regulatory reporting obligations.

In this regard, our independent registered public accounting firm has advised us that its affiliate offices in China and Taiwan had previously performed certain services for Novellus subsidiaries. The fees associated with these services were not substantial, although the services themselves might be characterized as “prohibited non-audit services” under existing securities laws. We, together with our registered public accounting firm, are assessing the impact of this matter on our accounting firm’s independence with respect to Novellus.

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

Changes in Accounting Standards For Stock Option Plans

The Financial Accounting Standards Board is encouraging all companies to treat the value of stock options granted to employees as an expense. The U.S. Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, we and other companies would be required to record a compensation expense equal to the value of each stock option granted. This expense would likely be recognized over the vesting period of the stock option. Currently, we are generally not required to record compensation expenses in connection with stock option grants. If we are required to expense stock option grants, it would reduce the attractiveness of granting stock options because the additional expense associated with these grants would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, our profitability would be reduced, as would our ability to use stock options as an employee recruitment and retention tool.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following identifies the litigation matters for which a material development has occurred during the three months ended September 25, 2004. For more detailed information on litigation matters outstanding please see Note 11, “Litigation” in our Annual Report on Form 10-K for the year ended December 31, 2003 and Item 1 “Legal Proceedings” of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 27, 2004 and June 26, 2004.

Applied Materials, Inc.

On September 20, 2004, we settled all pending patent litigation between us and Applied Materials, Inc. by entering into a Binding Memorandum of Understanding, referred to herein as an MOU, with Applied. The MOU became effective as of September 3, 2004.

Background of the Litigation

On June 13, 1997, we acquired the Thin Film Systems (TFS) business of Varian Associates, Inc. On the same day, Applied sued Varian in the United States District Court for the Northern District of California for alleged patent infringement concerning several of its physical vapor deposition, or PVD, patents (the Applied Patents). On June 23, 1997, we sued Applied in the United States District Court for the Northern District of California, claiming infringement by Applied of several of our PVD patents acquired from Varian in the TFS business acquisition. On July 7, 1997, Applied amended its complaint in its suit against Varian to add Novellus as a defendant. We requested that the Court dismiss us as a defendant in this suit.

The relief requested by Applied in both suits included a permanent injunction against future infringement, damages for alleged past infringement and treble damages for alleged willful infringement. Trial had been set to commence on September 20, 2004.

Settlement

Under the terms of the MOU, all then pending patent litigation between us and Applied was dismissed with prejudice. As part of the settlement, Applied agreed to pay us $8.0 million and released us from all amounts owed or claimed to be owed as of September 3, 2004 under a previous Settlement Agreement between us dated May 4, 1997 (the TEOS Agreement), including Applied’s claim that $3.5 million was owed by us. In addition, the MOU effected a change in the terms of settlement under the TEOS Agreement to cause the license by Applied of U.S. Patent No. 5,362,526 to us, and the cross-license of our CVD Patents and the Applied CVD Patents (each as defined in the TEOS Agreement), in each case to be fully-paid and royalty-free, except in limited circumstances. The MOU also effected a change in the terms of settlement under the TEOS Agreement to eliminate all rights of Applied to terminate the license based upon Novellus’ merger or acquisition of or by other entities.

Under the MOU, the parties also agreed to covenants not to sue each other for specified periods, as well as notice and cure periods, each of which limits the ability of the parties to bring patent infringement claims against the other and the other’s customers, suppliers and distributors, regarding products existing at September 3, 2004 and new products, subject to certain exceptions in specified product areas and for certain suppliers to the parties. The MOU also provides a general release of the patent claims covered by the MOU for periods prior to September 3, 2004. Neither party admitted any liability in connection with the settlement.

For a detailed description of the specific terms and conditions of the MOU, please refer to our Current Report on Form 8-K filed September 24, 2004 and the attached Exhibit 99.1.

The current quarter results include the cash receipt of $8.0 million and the reversal of $8.1 million previously accrued as a result of the settlement of litigation with Applied.

Semitool, Inc.

On October 11, 2004, we settled the pending patent litigation between us and Semitool, Inc. pursuant to the terms of a settlement agreement effective October 8, 2004.

Background of the Litigation

On June 11, 2001, Semitool sued us for patent infringement in the United States District Court for the District of Oregon. Semitool alleged that we infringed one of Semitool’s patents related to copper electroplating. Semitool sought an injunction against future infringement, damages for past infringement, and treble damages for alleged willful infringement. On November 13, 2001, we countersued Semitool for patent infringement in the United States District Court for the District of Oregon. We alleged that Semitool infringed certain of our patents related to copper electroplating. We sought an injunction against Semitool, damages for past infringement, and treble damages for willful infringement by Semitool.

Settlement

On October 11, 2004, we entered into a settlement agreement with Semitool that resolves all patent infringement claims at issue between us and Semitool. We made a $2.9 million settlement payment to Semitool in accordance with the terms of the settlement agreement. In addition, we agreed to covenants not to sue Semitool for infringement of the four counterclaim patents we asserted in the litigation based on acts prior to or after October 8, 2004 and Semitool agreed to a covenant not to sue us for infringement of the patent Semitool asserted in the litigation. This covenant not to sue is limited to the activities where Semitool accused us of infringement prior to October 8, 2004. The settlement agreement does not include any license of either party’s patents. Neither party admitted any liability in connection with the settlement.

Linear Technology Corporation

On March 12, 2002, Linear Technology Corporation filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint sought damages (including punitive damages), injunctions and declaratory relief for causes of action involving alleged breach of contract, fraud, unfair competition and breach of warranty. We filed a demurrer to Linear’s complaint, which the court granted on April 11, 2003, with leave to amend. On May 2, 2003, Linear filed a second amended complaint. We filed a demurrer to Linear’s second amended complaint, which the court granted on August 14, 2003, with leave to amend. On September 15, 2003, Linear filed a third amended complaint. We filed a demurrer to Linear’s third amended complaint, which the court granted on January 15, 2004, with leave to amend. On January 28, 2004, Linear filed a fourth amended complaint. We filed a demurrer to the fourth amended complaint on April 2, 2004. On July 7, 2004, Linear filed a fifth amended complaint. We filed a demurrer to Linear’s fifth amended complaint on September 3, 2004. On October 5, 2004, the Court granted our demurrer on all causes of action without leave to amend. The Court has not yet entered judgment in this case. Due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
			as Part of	that May Yet
	Total		Publicly	Be Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
January 1, 2004 to January 31, 2004	—	—	—	—
February 1, 2004 to February 28, 2004	—	—	—	$500.0 million
February 29, 2004 to March 27, 2004	500,000	$30.53	500,000	$484.7 million
March 28, 2004 to May 1, 2004	5,409,429	$30.41	5,409,429	$320.2 million
May 2, 2004 to May 29, 2004	90,571	$28.57	90,571	$317.6 million
May 30, 2004 to June 26, 2004	—	—	—	$317.6 million
June 27, 2004 to July 31, 2004	5,500,000	$27.12	5,500,000	$168.4 million
August 1, 2004 to August 28, 2004	2,104,125	$24.17	2,104,125	$117.5 million
August 29, 2004 to September 25, 2004	810,000	$23.63	810,000	$1,098.4 million

Total	14,414,125	$27.86	14,414,125	$1,098.4 million

On February 23, 2004 we announced that our Board of Directors had approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 13, 2007. On September 20, 2004 we announced that our Board of Directors had authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 14, 2009. We may repurchase shares from time to time in the open market, through block trades or otherwise. The repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors.

ITEM 6: EXHIBITS

(a) Exhibits

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 4, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 4, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By: /s/ Kevin S. Royal
Kevin S. Royal
Vice President and Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)
November 4, 2004

EXHIBIT INDEX

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 4, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 4, 2004 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.