Form 10-K
period 2004-12-31
NOVELLUS SYSTEMS INC
filed 2005-03-15
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION
REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number 000-17157

Novellus Systems, Inc.
(Exact name of Registrant as specified in its charter)

California	77-0024666
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification Number)

4000 North First Street, San Jose, California 95134
(Address of principal executive offices including Zip code)

(408) 943-9700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒ No ☐

As of June 25, 2004 the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was $ 4,313,778,859, based on the average of the high and low price of the Common Stock as reported on the NASDAQ National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding on March 4, 2005 was 140,530,177.

Documents Incorporated by Reference:  Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

NOVELLUS SYSTEMS, INC.

2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

Item 1.	Business

The Company

Novellus Systems, Inc., a California corporation organized in 1984, develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called microchips or chips. The customers for these products are semiconductor device manufacturers who produce chips for sale or for incorporation in their own products, or who provide chip manufacturing services to third parties.

Integrated circuits are generally built on a silicon wafer base and include a large number of different components, such as transistors, capacitors and other electronic devices that are connected by multiple layers of wiring, or interconnects. To build an integrated circuit, transistors are first created on the surface of the silicon wafer. Wiring and insulating structures are then added as multiple thin-film layers through a series of manufacturing process steps. Typically, a first layer of dielectric (insulating) material is deposited on top of the transistors. Subsequent layers of metal (historically, aluminum) are deposited on top of this base layer, etched to create the conductive lines that carry the electricity, and then filled with dielectric material to create the necessary insulators between the lines, in a manufacturing process called subtractive aluminum. When copper wires are being constructed, the manufacturing process, called copper damascene, is a mirror image of that described above: the insulator (dielectric) is etched, and the copper wiring is created in the etched insulator via a high-technology electrochemical deposition process called ElectrofillTM. Building either copper or aluminum wiring requires these manufacturing steps to be repeated many times: advanced chip designs may require as many as 500 process steps.

Novellus has historically focused on a single aspect of the semiconductor device process, the deposition of conducting and insulating material films. Novellus’ advanced deposition systems use chemical vapor deposition (CVD), physical vapor deposition (PVD), and electrochemical deposition (ECD) processes to form the interconnects in the device structure. Our High-Density Plasma CVD (HDP) and Plasma-Enhanced CVD (PECVD) systems employ a chemical plasma to deposit all of the dielectric or insulating layers. Our CVD Tungsten systems are used to deposit tungsten plug films. Our PVD systems use direct-current power to deposit conductive metal layers by sputtering metallic atoms from the surface of a target source. Our ElectrofillTM (ECD) systems are used for depositing conductive layers of copper on wafers in a damascene manufacturing process.

Beginning in 2001, Novellus expanded beyond deposition technologies into the area of wafer surface preparation. That year, we acquired GaSonics International Corporation, a manufacturer of systems used to clean and prepare a wafer surface. In 2002, we acquired SpeedFam-IPEC, Inc., a manufacturer of chemical mechanical planarization (CMP) products. In 2004, we further diversified by acquiring Peter Wolters AG, a 200-year-old German company specializing in lapping and polishing equipment for a number of different industries. With the acquisition of Peter Wolters, Novellus entered into market sectors beyond semiconductor manufacturing for the first time. In December 2004, the board approved the creation of Novellus Development Company LLC, with funding of up to $10 million, for investment in private companies at various stages of development.

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

Semiconductor Industry Background

Over the past twenty years, the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the Internet and the telecommunications industry, and the emergence of new applications in consumer electronics. More recently, growth has slowed, and there are signs that the industry is beginning to mature. While unit demand for semiconductor devices continues to rise, the average selling prices of chips continue to decline. There is growing pressure on semiconductor device manufacturers to reduce manufacturing costs while increasing the value of their products. The semiconductor industry has also been historically cyclical, with periods of rapid expansion followed by periods of over-capacity.

Several technological trends characterize semiconductor manufacturing. Perhaps the most prominent of these trends is the increasing density of the integrated circuit. Moore’s Law, first postulated in the mid-1960s and still substantially accurate almost 40 years later, states that the density of circuitry on an individual semiconductor chip doubles every 18 months. Today’s advanced devices are being manufactured with line widths as small as 90 nanometers, and with up to ten layers of interconnect circuitry. By increasing circuit density, manufacturers can pack more electronic components on a chip and thereby provide higher performance and value.

Another trend worth noting is the transition to copper wiring from aluminum wiring as the primary conductive material in semiconductor devices. Copper has a lower electrical resistance value than aluminum, which provides a number of performance advantages. Because of the superior properties of copper, a chip made with copper may need only half as many metal layers as one made with aluminum, providing considerable reduction in manufacturing cost. In addition, copper wiring produces a substantial improvement in device performance and a significant reduction in power requirements in comparison to aluminum.

A similar transition is underway from traditional insulating films made of silicon oxide to insulators with a low dielectric constant, or “low-k”. Low-k dielectrics reduce the capacitance between metal lines in a device. This improves the speed and performance of the chip. However, low-k materials are more fragile than silicon oxide, and this poses a host of new challenges to the semiconductor industry in integrating the new materials into a manufacturing process flow.

Another important trend is the move to larger wafer sizes. Semiconductor device manufacturers are now migrating to larger, 300mm wafers because of the potential manufacturing cost advantages of these larger wafers compared to 200mm. The 300mm wafers provide in excess of 2.25 times the number of chips per wafer, and hence may provide significant economies of scale in the manufacturing process.

These trends shape the equipment and process demands of our customers. Our customers generally measure the cost and performance of their production equipment in terms of “cost per wafer,” a ratio determined by factoring in the costs for acquisition and installation of a system, operating costs, and net throughput rate. In a fixed period of time, a system with higher net throughput allows a manufacturer to recover the purchase price over a greater number of wafers, thereby reducing the cost of ownership of the system on a per-wafer basis. Yield and film qualities are also significant factors in selecting processing equipment. The increased cost of larger and more complex semiconductor wafers have made high yields extremely important to our customers. To achieve elevated yields and better film quality, systems must be able to repeat a process consistently and reliably. This characteristic, known as repeatability, is critical in achieving commercially acceptable yields. Systems that operate at desired throughput rates without approaching critical tolerance limits can achieve repeatability more easily.

Semiconductor Business Strategy

Our business objective is to use our core expertise to increase our market share in semiconductor manufacturing process equipment, and strengthen our position as a leading supplier to the semiconductor industry. The following are the key elements of our strategy:

Emphasize High-Productivity Systems — We established our current position in the industry by emphasizing high productivity as the principal benefit that our products and technologies deliver to customers. Our unique multi-station sequential deposition, or MSSDTM, system for continuous PECVD processing illustrates our commitment to productivity. The MSSDTM design enables our PECVD systems to attain very high levels of wafer throughput, uniformity and overall film quality. The simple architecture of our systems also takes up less space in the fabrication facility and requires less downtime than other system designs. We intend to retain our historical focus on productivity by applying our MSSDTM architecture in product enhancements and new product offerings.

Be Recognized as the Technology Leader in our Served Available Markets — In the era of nanoelectronics manufacturing, technology leadership becomes critically important due to the difficulties in manufacturing chips at challenging design rules. It is our strategy, then, to provide our customers with leading edge technologies in each of our served available markets.

Focus on Reducing Customer Costs — Cost is an important component when measuring overall productivity. To that end, we strive to provide products and technologies that reduce our customers’ overall cost of ownership by offering semiconductor device manufacturers a number of process improvements and process differentiators, as well as by providing highly reliable systems that require less servicing than competing alternatives in the market. We also strive to design our systems to be extendible over multiple process generations.

Broaden our Interconnect Offerings — As semiconductor manufacturing technology becomes more complex, the interconnect structures on a chip take on greater importance in the manufacturing process. We believe that by expanding beyond our historical focus on deposition products, we can add value in related interconnect manufacturing process steps. The acquisitions of GaSonics and SpeedFam-IPEC are examples of this strategy in action. Our goal is to be the leading industry supplier of interconnect manufacturing equipment.

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

Semiconductor Manufacturing Products

Deposition Technologies

Our historical strength is rooted in deposition products, where we have consistently maintained a leadership position in the industry. We currently offer products that address the needs of manufacturers across a number of different deposition technologies — CVD, PVD and ECD.

Since the introduction of our Concept One dielectric platform in 1987, we have offered a range of processing systems for dielectric and metal deposition. In 1991, we introduced the Concept Two platform — a modular, integrated production system capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers with a common, automated wafer handler. The Concept Two enabled semiconductor device manufacturers to increase production throughput and system capability by adding process modules, without having to replace existing equipment. In 1997, we introduced the Concept Three platform, which built on the foundation of Concept Two to offer greater throughput in 300mm wafer manufacturing applications.

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

HDP CVD Products

Concept Two SPEED® — Introduced in 1996, Concept Two SPEED was the semiconductor industry’s first high-density plasma system capable of high-volume manufacturing. Today, Concept Two SPEED is one of the top two product offerings for the HDP CVD marketplace. Concept Two SPEED is a single-wafer processing system for 200mm substrates, and was originally designed to deposit dielectric materials in an aluminum interconnect manufacturing process. However, today, Concept Two SPEED is primarily used to deposit shallow trend isolation (STI) as part of the transistor formation, as well as deposit pre-metal layer dielectrics (PMD) in both aluminum or copper based devices.

Concept Three SPEED® — Introduced in 1997, the Concept Three SPEED is designed to apply dielectric material in the 300mm wafer manufacturing processes. Because it is based on our production-proven Concept Two product, Concept Three SPEED offers minimal risk to our customers in making the transition from 200mm to 300mm wafers.

SPEED® NExTTM — Introduced in 2004, the SPEED NExT system for 300 mm wafers is designed specifically to address the challenges of dielectric gap fill at 65 nm and beyond. SPEED NExT builds upon the superior high conductance chamber design of the existing SPEED platform with an innovative source technology that enables repeatable gap fill across a 300-mm wafer. In addition, the ability to control the wafer position relative to the source allows SPEED NExT to have a wider gap fill process window.

W-CVD Products

Concept Two ALTUS — In 1994, we introduced the Concept Two ALTUS, used to deposit the tungsten plugs and vias that connect aluminum interconnect lines in aluminum-based chips. The Concept Two ALTUS combines the modular architecture of the Concept Two with an advanced tungsten CVD dual-process chamber. The ALTUS’ pulsed nucleation layer (PNLTM) technology also permits the system to deposit conformal film in device structures with extremely high aspect ratios, an advantage that has translated into a market leadership position for Novellus in tungsten deposition.

Concept Three ALTUS — The Concept Three ALTUS, introduced in 1997, provides the same advantages to 300mm wafer tungsten deposition as its Concept Two ALTUS predecessor delivers for 200mm wafer applications.

ALTUS DirectFillTM — Introduced in 2004, the ALTUS DirectFill tungsten nitride/tungsten deposition system is designed for advanced contact and via-fill applications at 65 nm and below. ALTUS DirectFill simplifies the tungsten deposition process by replacing the standard multi-tool Ti/TiN/W approach with a single three-module system. The advanced plug-fill technology of the ALTUS DirectFill can reduce contact resistance and lower the overall cost of ownership by 50% or more when compared to existing processes.

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

VECTOR® — Introduced in 2000, VECTOR is a PECVD system for depositing dielectric films on 300mm wafers. VECTOR delivers all the dielectric films required for a low-k device at 90 nanometer-and-smaller design rules. Our VECTOR has approximately two-thirds the footprint of the nearest competitor and 33% fewer critical subsystems.

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

INOVA® — The INOVA 200mm system was originally developed by the Thin Films Systems division of Varian Associates, acquired by Novellus in 1997. Novellus reintroduced the product in 1998 with the addition of a patented Hollow Cathode Magnetron (HCMTM) ionized PVD source that was designed specifically for the deposition of copper barrier and seed films. The INOVA continues to gain market acceptance based on its superior barrier seed step coverage in advanced geometries.

INOVA xT — In 2000, we introduced the 300mm INOVA xT, which features HCM technology. The INOVA xT continues to offer superior barrier performance which leads to low via resistance and improved device reliability.

Electrochemical Deposition Products

Our ElectrofillTM products are used to build the copper primary conduction layers in advanced integrated circuits. Electrofill uses a copper electrolytic solution to create lines and vias in a dielectric layer which has been etched with the pattern of the circuitry, in a process called copper damascene. Our highly reliable and cost-effective ElectrofillTM products employ aqueous chemistries to deposit the copper wiring into the dielectric structure.

SABRE — The SABRE copper ElectrofillTM system, introduced in 1998, is one of the most reliable and technologically advanced copper ECD systems available on the market. SABRE meets today’s technology requirements for copper metal layers at 65 nanometer and beyond. The SABRE employs a proprietary electrofill cell that prevents contamination of the back of the wafer with copper. It features a unique plating cell design that improves the repeatability of the copper fill. The simplicity of SABRE’s design is the key to the system’s high reliability and manufacturing availability. When coupled with the INOVA PVD system, SABRE provides a complete system for depositing advanced copper interconnects.

SABRE xT — The second generation SABRE xT, introduced in 1999, is the industry’s leading ECD platform for both 200mm and 300mm wafers. New features on the SABRE xT that were not found on the original SABRE include advanced plating chemistries, an integrated anneal module and closed-loop chemical monitoring.

SABRE NExT — Introduced in 2003, the SABRE NexT, or the Nano Era xT, builds on the SABRE xT’s production track record, offering a proprietary chemistry, a new anode cell design and other hardware refinements to tackle the complex process requirements of 90 nanometer, 65 nanometer and 45 nanometer interconnect structures. In comparison to the SABRE xT, the SABRE NExT reduces chemical costs by over 30%, and when combined with its improved throughput, cuts overall cost of ownership by over 10% on what is already a highly productive process.

Surface Preparation Technologies

Photoresist strip and clean processes represent an area of semiconductor manufacturing that is becoming increasingly important with the industry’s migration to copper interconnects. Semiconductor device manufacturers use surface preparation products to remove photoresist and other potential contaminants from a wafer before proceeding with the next deposition step in the manufacturing process. We entered this application in 2001, and today we are one of the industry’s leading suppliers of dry-clean surface preparation products.

GAMMATM 2100 — The GAMMA 2100 200mm photoresist removal system uses a plasma source to strip photoresist. The GAMMA architecture features a multi-station sequential processing design with six strip stations, resulting in high wafer throughput with a minimal number of critical subsystems.

GAMMA 2130 — The GAMMA 2130 system is our photoresist strip system for 300mm wafers. Our multi-station sequential processing architecture incorporates six stations within a single process chamber, enabling a 30% higher throughput rate than the closest competitor.

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

CMP Technologies

CMP systems polish the surface of a wafer after a deposition step to create a planar surface before moving on to subsequent manufacturing steps. Since copper films are more difficult to polish than the tungsten and oxide films used in previous-generation aluminum interconnects and since low-k dielectrics are much more porous than their predecessors, CMP has been elevated to the forefront of the enabling technologies required in a copper damascene manufacturing process. In recognition of this trend, we acquired SpeedFam-IPEC, a global supplier of CMP systems used in the fabrication of advanced copper interconnects, in 2002. We believe that the opportunity to understand the interactions between planarization, deposition and surface preparation steps and optimize them for overall performance gives us an important advantage in extending copper and low-k processes to advanced semiconductor devices.

MOMENTUMTM — MOMENTUM is a high-throughput, dry-in/dry-out CMP system for all 200mm wafer process applications. Designed with extendibility to accommodate future reductions in line widths, the MOMENTUM has four independent wafer-polishing platens that allow for maximum manufacturing flexibility. MOMENTUM also employs an orbital polishing motion and features a through-the-pad slurry delivery system that results in more efficient consumption of polishing chemicals, minimized dishing and reduced erosion.

XCEDATM — Introduced in 2004, the XCEDA copper CMP system is an advanced 300-mm platform designed to exceed both the technical and economic requirements of CMP at 65 nm and beyond. The XCEDA’s four polishing modules and through-the-pad slurry delivery system can reduce slurry usage by up to 40%, dramatically reducing cost-of-ownership. The XCEDA system has also demonstrated quality planarization results on porous ultra low-k (ULK) materials with k-values of less than 2.0.

Marketing, Sales and Service

We rely on a direct sales force to sell our products in all geographic regions in the world where semiconductors are manufactured, including Europe, the United States, Korea, Japan, China, Taiwan, and Southeast Asia.

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

Customers

For the year ended December 31, 2004, Taiwan Semiconductor Manufacturing Company, Ltd., UMC (United Microelectronics Corporation) and Intel Corporation, each accounted for 10% of our net sales. For the year ended December 31, 2003, Samsung and Intel Corporation accounted for 27% and 12% of our system sales, respectively. For the year ended December 31, 2002, Samsung, Intel Corporation, Taiwan Semiconductor Manufacturing Company, Ltd. and IBM Corporation accounted for 17%, 11%, 11% and 10% of our system sales, respectively. Historically, we have sold a significant proportion of systems in any particular period to a limited number of customers. System sales to our ten largest customers in 2004, 2003 and 2002 accounted for 69%, 76% and 79% of our system sales, respectively. We expect that sales of our products to relatively few customers — none of which has entered into a long-term agreement requiring it to purchase our products — will continue to account for a high percentage of our net sales in the foreseeable future.

Export sales outside of the United States for the year ended December 31, 2004 were $1.0 billion, or 77% of net sales. For the year ended December 31, 2003, export sales were $603.5 million, or 65% of net sales, while export sales for the year ended December 31, 2002 were $513.6 million, or 61% of net sales.

Backlog

As of December 31, 2004, our backlog was $474.7 million, with approximately $3.4 million of cancellations in the period subsequent to December 31, 2004 to the date of this Annual Report on Form 10-K. As of December 31, 2003, our backlog was $341.0 million, with approximately $8.6 million of cancellations subsequent to December 31, 2003. Our backlog includes only those customer orders for which we have accepted purchase orders and assigned shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers, with limited or no penalties. Some products are shipped in the same quarter in which the order was received. For this reason, and because of possible changes in delivery schedules, cancellations of orders and delays in shipments, our backlog as of any particular date is not necessarily a reliable indicator of actual shipments for any succeeding period.

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

Expenditures for research and development, excluding charges for acquired in-process research and development, during 2004, 2003 and 2002 were $252.1 million, $227.4 million and $222.3 million, respectively. These expenditures represented approximately 19%, 25% and 26% of our net sales in 2004, 2003 and 2002, respectively. We believe that research and development expenditures will continue to represent a substantial percentage of our net sales in the future.

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

We manufacture our systems in clean-room environments similar to those used by semiconductor manufacturers for chip fabrication, which helps to minimize the amount of particulates and other contaminants in the final assembled system and to improve yields for our customers. Following assembly, we package our completed systems in plastic shrink-wrap to maintain clean-room standards during shipment.

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

In the CVD, PECVD, HDP and PVD markets, our principal competitor is Applied Materials, Inc., a major supplier of systems who has established a substantial base of installed equipment among today’s leading semiconductor manufacturers. In the PECVD market, we also compete against ASM International. In the ECD market, our principal competitors are Applied and Semitool, Inc. Our principal competitors in the surface preparation product arena are Mattson Technologies, Inc. and Axcelis Technologies, Inc. In the CMP market, our major competitors are Applied and Ebara Corporation.

Patents and Proprietary Rights

We intend to continue to pursue patent and trade secret protection for our technology. We currently hold over 475 patents. We have many pending patent applications, and we intend to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or future filings, or that any claims allowed from existing patents or pending or future patent applications will be sufficiently broad to protect our technology. While we intend to vigorously protect our intellectual property rights, there can be no assurance that any patents we hold will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. See Item 3. Legal Proceedings, for further discussions.

We also rely on trade secrets and proprietary technology that we protect through confidentiality agreements with employees, consultants, and other parties. There can be no assurance that these parties will not breach those agreements, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by others.

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

In addition to current litigation, our operations, including the further commercialization of our products, could provoke additional claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how that we own, to defend ourselves against claimed infringement of the rights of others, or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of efforts and could have a material adverse effect on our financial condition or operating results. In addition, adverse determinations in such litigation could result in loss our of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Any of these occurrences could have a material adverse effect on our business, financial condition or results of operations.

Employees

On December 31, 2004, we had 3,505 full-time and temporary employees. This includes the acquisition of Peter Wolters AG. None of our employees are represented by a labor union, and we have never experienced a work stoppage, slowdown or strike. We consider our employee relations to be good.

The success of our future operations depends in large part on our ability to recruit and retain senior management, engineers, technicians, marketing, sales and service professionals and other key personnel. Qualified people are in great demand across each of these industry disciplines, and there can be no assurance that we will be successful in retaining or recruiting key personnel.

Business Combinations

We purchased all of the outstanding capital stock of Peter Wolters for an aggregate purchase price, excluding transaction costs, of approximately $149.5 million in cash on June 28, 2004. The Company funded the purchase price of the acquisition with borrowings under a credit facility with JPMorgan Chase Bank.

We acquired SpeedFam-IPEC on December 6, 2002 in a stock-for-stock acquisition. Each share of SpeedFam-IPEC common stock and stock options outstanding as of December 6, 2002 was converted into 0.1818 of a share of Novellus common stock or options on a fixed exchange ratio basis.

Environmental Matters

Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on our capital expenditures, financial condition, results of operations or competitive position.

Item 2.	Properties

Information regarding our principal properties at December 31, 2004 is as follows:

# of Buildings	Location	Operating Segment	Use	Ownership	Square Footage
9	San Jose, CA	Semiconductor Group	Corporate Headquarters, Manufacturing, Research and Development, Engineering, Applications Demonstration Lab, Customer Support, Administration and Warehousing	Owned	642,000
4	Tualatin, OR	Semiconductor Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Owned	442,000
1	Chandler, AZ	Semiconductor Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Leased	108,000
1	Des Plaines, IL	Industrial Applications Group	Manufacturing, Research and Development, Owned Engineering, Customer Support, Administration and Warehousing	Owned	41,000
1	Plainville, MA	Industrial Applications Group	Research and Development, Engineering, Customer Support, and Warehousing	Owned	25,000
1	Leicestershire, UK	Industrial Applications Group	Manufacturing, Customer Support, Administration and Warehousing	Owned	9,000
1	Rendsburg, Germany	Industrial Applications Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Owned	189,000
			Total	Owned	1,348,000 Sq. Ft.
				Leased	108,000	Sq. Ft.

In addition to the above properties used by our Semiconductor Group operating segment, we lease several domestic field offices totaling approximately 59,000 square feet of space. We also lease several sites outside the United States that we use as sales and customer service centers. These sites total approximately 185,000 square feet of space. Our facilities in Europe include approximately 48,000 square feet of leased space in various countries including France, Germany, Italy, and Ireland. Our facilities in Asia include approximately 137,000 square feet of leased space in various countries including China, India, Japan, Korea, Malaysia, Singapore and Taiwan. We also lease approximately 778,000 square feet of space in and around San Jose, California and Chandler, Arizona, all of which is occupied by subtenants or available for sublease.

In addition to the above properties used by our Industrial Applications Group operating segment, we lease three field offices totaling approximately 3,000 square feet in Germany, China and Japan. We also sublease approximately 65,000 square feet of space in Mettmann, Germany.

We believe that our current facilities are sufficient to meet our requirements for the foreseeable future.

Item 3.	Legal Proceedings

Applied Materials, Inc.

On September 20, 2004, we settled all pending patent litigation with Applied Materials, Inc., “Applied”, by entering into a Binding Memorandum of Understanding with Applied. The Memorandum of Understanding was effective as of September 3, 2004.

Semitool, Inc.

On October 11, 2004, we settled the pending patent litigation with Semitool, Inc. pursuant to the terms of a settlement agreement effective October 8, 2004.

Plasma Physics Corporation and Solar Physics Corporation

On June 14, 2002, certain of our present and former customers — including Agilent Technologies, Inc., Micron Technology, Inc., Agere Systems, Inc., National Semiconductor Corporation, Koninklijke Philips Electronics N.V., Texas Instruments, Inc., ST Microelectronics, Inc., LSI Logic Corporation, International Business Machines Corporation, Conexant Systems, Inc., Motorola, Inc., Advanced Micro Devices, Inc. and Analog Devices Inc. — were sued for patent infringement by Plasma Physics Corporation and Solar Physics Corporation. We have not been sued by Plasma Physics, Solar Physics, or any other party for infringement of any Plasma Physics or Solar Physics patent. Certain defendants in the case, however, contend that we allegedly have indemnification obligations and liability relating to these lawsuits. We believe that these matters will not have a material adverse impact on our business, financial condition, or results of operations. There can be no assurance, however, that Novellus would prevail in a future lawsuit filed in connection with the alleged indemnification obligations, if such a lawsuit were brought. If one or more parties were to prevail against us in such a suit and damages were awarded, the adverse impact on our business, financial condition, or results of operations could be material. However, due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.

Linear Technology Corporation

In March, 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted without leave to amend on October 5, 2004. On January 19, 2005, we received notice that Linear intends to appeal the court’s order granting judgment in favor of Novellus. Although we prevailed on these claims in the Superior Court, it is possible that the Court of Appeals will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. We cannot predict how the Court of Appeals will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any, due to the uncertainty of the litigation process.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stock Information

Novellus’ common stock is traded on the NASDAQ Stock Market and is quoted on the NASDAQ National Market under the symbol “NVLS.” The following table sets forth the closing high and low prices of our common stock as reported by the NASDAQ National Market for the periods indicated:

	2004
	High	Low
First Quarter	$44.44	$29.15
Second Quarter	34.64	28.48
Third Quarter	31.44	23.13
Fourth Quarter	29.55	24.15

	2003
	High	Low
First Quarter	$34.74	$25.27
Second Quarter	38.53	26.28
Third Quarter	40.85	33.32
Fourth Quarter	45.03	33.60

We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to reinvest our earnings in the business and to repurchase common shares. As of December 31, 2004, we had approximately $1.1 billion authorized by the Board of Directors for the repurchase of our common stock. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future. As of March 4, 2005, there were 1,102 holders of record of our common stock.

Following is a summary of our stock repurchases for the quarter ended December 31, 2004. (1)

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 26, 2004 to October 30, 2004	360,000	$23.98	360,000	$1,089.8	million
October 31, 2004 to November 27, 2004	—	—	—	$1,089.8	million
November 28, 2004 to December 31, 2004	—	—	—	$1,089.8	million
Total	360,000	$23.98	360,000	$1,089.8	million

(1)	On February 24, 2004, we announced that our Board of Directors had approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 13, 2007. On September 20, 2004 we announced that our Board of Directors had authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 14, 2009. We may repurchase shares from time to time in the open market, through block trades or otherwise. The repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors.

(2)	All shares were purchased pursuant to the publicly announced plan.

Item 6.	Selected Financial Data

Set forth below is a summary of certain consolidated financial information with respect to Novellus as of the dates and for the periods indicated. The Consolidated Statements of Operations data set forth below for the five years ended December 31, 2004 and the Consolidated Balance Sheet data at each year end for the five years ended December 31, 2004 have been derived from our Consolidated Financial Statements, which have been audited. We acquired Peter Wolters, AG, on June 28, 2004, in a transaction accounted for as a purchase business combination. The Selected Consolidated Financial Data includes the operating results and financial data of Peter Wolters AG from June 28, 2004. We acquired SpeedFam-IPEC, Inc. on December 6, 2002, in a transaction accounted for as a purchase business combination. The Selected Consolidated Financial Data includes the operating results and financial data of SpeedFam-IPEC from December 6, 2002.

Selected Consolidated Financial Data

	Years Ended December 31,
	2004		2003		2002		2001		2000(8)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,357,288		$925,070		$839,958		$1,339,322		$1,319,486
Gross profit	665,130	(1)	380,000	(4)	378,523		691,351		730,893
Income (loss) before cumulative effect of change in accounting principle	156,690		(5,034)		22,920		144,470		239,168
Cumulative effect of change in accounting principle	—		(62,780	)(3)	—		—		(89,788)
Net income (loss)	$156,690	(2)	$(67,814	)(4)	$22,920	(5,6)	$144,470	(5,7)	$149,380
Per common share:
Income (loss) before cumulative effect of change in accounting principle
Basic	$1.07		$(0.03)		$0.16		$1.01		$1.76
Diluted	$1.06		$(0.03)		$0.15		$0.97		$1.66
Cumulative effect of change in accounting principle, net of tax Basic	—		$(0.42)		—		—		$(0.66)
Diluted	—		$(0.42)		—		—		$(0.62)
Net income (loss)
Basic	$1.07		$(0.45)		$0.16		$1.01		$1.10
Diluted	$1.06		$(0.45)		$0.15		$0.97		$1.04
Shares used in basic per share calculations	145,956		150,680		144,371		142,462		135,728
Shares used in diluted per share calculations	147,937		150,680		148,748		148,924		143,654

December 31,	2004		2003		2002		2001		2000
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$587,762		$1,006,013		$1,019,652		$921,822		$1,219,664
Working capital	1,045,294		1,350,906		1,252,324		1,395,902		1,410,836
Total assets	2,401,832		2,338,900		2,493,994		3,031,124		2,205,474
Long-term debt obligations	161,103		—		—		—		—
Shareholders’ equity	1,861,834		2,071,860		2,055,688		1,871,994		1,641,475

(1)	We recorded a credit to cost of sales of approximately $9.0 million related to the sale of inventories previously written down.

(2)	We recorded net restructuring and other charges of $1.5 million, acquired in-process research and development write-offs of $6.1 million, net recovery from legal settlements of $2.6 million and the reversal of previously accrued royalty payments of $8.1 million.

(3)	As a result of the early adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” we recorded a non-cash charge of $62.8 million, net of tax, for the year ended December 31, 2003, as a cumulative effect of a change in accounting principle from the consolidation of properties previously accounted for as synthetic leases.

(4)	We recorded $59.8 million of pre-tax charges for the year ended December 31, 2003 as a result of a restructuring plan to align our cost structure with business conditions. The charges consisted of an inventory write-down of $44.0 million (included in gross profit), asset write-offs of $7.9 million, facilities charges of $4.1 million, and severance of $3.8 million. In addition, we recorded a charge for litigation settlements of $2.7 million.

(5)	We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, in the first quarter of 2002. As a result of its adoption, we no longer amortize goodwill, which resulted in an increase in net income of $3.6 million for the year ended December 31, 2002. Retroactive application of SFAS No. 142 would have resulted in an increase in net income for the year ended December 31, 2001 of $3.5 million, or $0.02 per diluted share. Amortization of goodwill was not material in years shown prior to 2001.

(6)	We recorded $32.5 million of pre-tax charges for the year ended December 31, 2002 associated with restructuring and severance activities of $6.5 million, write-off of debt issuance costs of $17.0 million, and an acquired in-process research and development charge relating to the acquisition of SpeedFam-IPEC of $9.0 million. Additionally, we recorded a pre-tax benefit of $12.3 million for the year ended December 31, 2002 associated with the recovery of a previously written off receivable of $7.7 million and a gain on the sale of an equity investment of $4.6 million.

(7)	We recorded $84.5 million of pre-tax charges for the year ended December 31, 2001. These charges include $55.0 million related to restructuring and asset impairment, $13.2 million of costs related to the GaSonics International Corporation acquisition, $8.6 million for an other than temporary decline in the value of an investment, and $7.7 million of a bad debt write-off.

(8)	We recorded a non-cash charge of $89.8 million, after reduction for income taxes of $48.6 million, or $0.62 per diluted share, to reflect the cumulative effect of a change in accounting principle as of January 1, 2000 related to the adoption of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Net income for the year ended December 31, 2000 also included a $6.0 million pre-tax charge for acquired in-process research and development associated with GaSonics’ acquisition of Gamma Precision Technology.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements and are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. As such, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated. We do not undertake, and expressly disclaim, any obligation to update this forward-looking information, except as required under applicable law.

The following information should be read in conjunction with “Part I, Item 1. Business,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Consolidated Financial Statements” and the notes thereto. Forward-looking statements in this Annual Report on Form 10-K may be identified by words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” or similar expressions, and include, without limitation:

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

•	The statements under the heading “Item 1. Business — Semiconductor Industry Background” regarding our beliefs that (1) unit demand for semiconductor devices will continue to increase; (2) there is a trend toward increasing density of the integrated circuit; (3) there is a trend toward copper conductive material and away from aluminum wiring; (4) there is trend toward low-k dielectric insulators and away from traditional silicon oxide insulating films; (5) there is a trend toward larger wafer sizes; and (6) these trends shape the equipment and process demands of our customers, which statements are subject to various risks and uncertainties, including, without limitation, periodic downturns in the semiconductor industry; slowdowns in the rate of capital investment by semiconductor manufacturers; the inaccuracy of our expectations regarding the future direction of the semiconductor industry; and our inability to develop, improve and market products that respond to industry trends;

•	The statements under the heading “Item 1. Business — Semiconductor Business Strategy,” concerning (1) our objective to increase our market share in the interconnect manufacturing market and strengthen our position as a leading supplier of semiconductor processing equipment; (2) our emphasis on high-productivity systems; (3) our goal to be recognized as the technology leader in each of our served available markets; (4) our focus on reducing customer costs; (5) our service differentiation philosophy; (6) our intent to broaden our interconnect offerings and become the leading supplier of interconnect manufacturing equipment; (7) our strategy to expand our market presence in, and our belief in future growth potential of, Asia; and (8) our plan to leverage our low cost manufacturing structure, which statements are subject to various risks and uncertainties, including, without limitation, difficulties implementing our growth strategy and leveraging our resources to increase market share; increased competition in our served available markets; shifts in demand from expensive, high-performance products to lower priced, conventional products, resulting in reduced profit for semiconductor manufacturers; increases in the costs of material, labor or conducting a global business, or inability to enhance our systems’ productivity, which may preclude us from containing costs to customers; the current and other periodic downturns in the semiconductor industry and the global or domestic economy; political or economic instability in Asia, and fluctuations in interest and foreign currency exchange rates;

•	The statements under the heading “Item 1. Business — Semiconductor Manufacturing Products” of our beliefs in the performance and effectiveness our products, including (1) that SPEED is one of the top two product offerings for the HDP CVD marketplace; (2) that Concept Three SPEED offers minimal risk to our customers in making the transition from 200mm to 300mm volume chipmaking; (3) that Concept Two Altus’s pulsed nucleation layer technology has led to our market leadership position in tungsten deposition; (4) that ALTUS DirectFill lowers the overall cost of ownership by 50% or more when compared to existing products; (5) that Concept Two SEQUEL Express delivers up to 40% higher capital productivity and 40% lower cost of ownership than competing PECVD systems; (6) that VECTOR has approximately 2/3 of the footprint of the nearest competition and 33% fewer critical subsystems; (7) that the INOVA 200mm system will continue to gain market acceptance; (8) that SABRE xT is the industry’s leading platform for both 200mm and 300mm wafers; (9) the increasing importance of photoresist strip and clean processes as a result of the industry’s migration to copper interconnects; (10) that the GAMMA 2130 system offers a 30% higher throughput rate than the closest competitor; (11) that PEP IRIDIA offers the highest productivity of any 200mm dry-clean system currently on the market; (12) that we have an important advantage in extending copper/low-k processes to advanced semiconductor devices based on our understanding of interactions between planarization, deposition and surface preparation, which statements are subject to various risks and uncertainties, including, among others, the inaccuracy of our assessment of our products’ capabilities; technical difficulties which preclude our products from performing as expected; competitors’ greater financial, marketing, technical, customer service or other resources, broader product lines, and larger and more established sales organizations and customer bases; future competition from new market entrants; competitors’ design and performance product improvements that may offer superior price or performance features over our products; difficulties integrating, developing and commercializing SpeedFam-IPEC CMP systems; and difficulties in selecting, developing, manufacturing and marketing our new products or enhancing our existing products;

•	The statements under the heading “Item 1. Business — Marketing, Sales and Service” of our beliefs that our strategy of supporting our installed base through customer support and R&D groups has accelerated penetration of certain key accounts and our marketing efforts are enhanced by the technical expertise of our R&D personnel, which statements are subject to certain risks and uncertainties, including, without limitation, that during periods of rapid growth, we may not be able to hire, assimilate and retain a sufficient number of qualified people;

•	The statement under the heading “Item 1. Business — Customers” regarding our expectation that sales of our products to relatively few customers will continue to account for a high percentage of our sales, which statement is subject to various risks and uncertainties, including without limitation, a future decrease in demand from these customers or the adoption of competing products by these customers;

•	The statement under the heading “Item 1. Business — Research and Development” regarding our belief that research and development expenditures will continue to represent a substantial percentage of sales, which statement is subject to certain risks and uncertainties, including, among others, that we may be unable to allocate substantial resources to research and development;

•	The statements under the heading “Item 1. Business — Manufacturing” regarding (1) our belief that our outsourcing strategy enables us to minimize our fixed costs and capital expenditures while also providing the flexibility to increase capacity as needed and allows us to focus on product differentiation through system design and quality control; (2) our belief that the use of manufacturing specialists for our subsystems incorporate the most advanced technologies in robotics, gas panels and microcomputers; (3) our goal to work with suppliers to achieve mutual cost reduction through joint design efforts; and (4) our goal of reduced dependence on limited suppliers for certain key parts, which statements are subject to various risks and uncertainties, including, without limitation, the possible occurrence of a disruption or termination of certain limited source suppliers; a prolonged inability to obtain certain components imperative to our operations; our failure to work efficiently with suppliers; and our inability to establish relationships with alternative suppliers of key parts;

•	The statement under the heading “Item 1. Business — Competition” regarding our belief as to our ability to compete favorably in our market segments, which statement is subject to various risks and uncertainties, including, among others, the greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases that some of our competitors possess; future competition from new market entrants from overseas and domestic sources; our competitors’ improvement of the design and performance of their products that may offer superior price or performance features as compared to our products; and our success in selecting, developing, manufacturing and marketing our new products or enhancing our existing products;

•	The statements under the heading “Item 1. Business — Patents and Proprietary Rights” regarding our intentions (1) to pursue the legal protection of our technology primarily through patent and trade secret protection; (2) to file additional patent applications; (3) to vigorously protect our intellectual property rights; and our beliefs (4) that the outcomes of current litigation will not have a material impact on our business, financial condition or results of operations; and (5) that in the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others, which statements are subject to various risks and uncertainties, including, without limitation, the absence of assurance that patents will be issued from any of our pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect our technology; the fact that litigation could result in substantial cost and diversion of our effort and the fact that adverse litigation determinations could result in a loss of our proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products;

•	The statements under the heading “Item 1. Business — Employees” that our future success depends upon (1) our ability to recruit and retain engineers and technicians, marketing, sales, service and other key personnel and (2) the retention of a limited number of key employees and other members of our senior management, which statements are subject to various risks and uncertainties, including, among others, our inability to successfully retain or recruit key personnel and effectively manage growth;

•	The statement under the heading “Item 1. Business — Environmental Matters” that federal, state and local provisions regulating discharge of materials into the environment and remedial agreements or other environmental actions are not expected to have a material affect on our capital expenditures, financial condition, results of operations or competitive position, which statement is subject to certain risks and uncertainties, including, among others, that we have inaccurately assessed the environmental impact of our activities or the compliance requirements of environmental provisions and agreements;

•	The statement under the heading “Item 2. Properties” of our belief that our current properties will be sufficient to meet our requirements for the foreseeable future, which statement is subject to various risks and uncertainties, due to, without limitation, growth in our business placing unexpected strains on our resources and properties and international expansion beyond the capacities of our current properties;

•	The statements under the headings “Item 3. Legal Proceedings” of our belief that the ultimate disposition of the Plasma Physics Corporation, Solar Physics Corporation, Linear Technology Corporation and other litigation matters will not have a material adverse effect on the impact on our business, financial condition, or results of operations, which statements are subject to various risks and uncertainties, including, without limitation, inherent uncertainty surrounding the litigation process and our inability to accurately predict the determination of complex issues of fact and law;

•	The statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Net Sales, Research and Development, Acquired In-Process Research and Development, Legal Settlement, Restructuring and Other Charges, and Income Taxes including, without limitation, (1) our plan to expand our market presence in Asia; (2) our plan to continue our R&D commitment to improvement of new products and enhancement of our current product lines; (3) our belief that significant investment in R&D is required to remain competitive; (4) our belief regarding an estimated cost savings of approximately $10.0 million in 2005 resulting from the previously implemented restructuring plan; (5) management’s beliefs regarding the realization due to anticipated future taxable income of the benefits of the net operating loss and tax credit carryforwards; (6) management’s beliefs regarding the realization of deferred tax assets; (7) management’s expectation that our effective tax rate in 2005 will increase as a result of a reduction in our valuation allowance benefit; (8) management’s belief that adequate accruals have been provided for any potential adjustments that may result from examinations by local and foreign taxing authorities; and (9) management’s belief that we will be able to complete our evaluation of the effects of the repatriation provision within the American Jobs Creation Act of 2004 by the third or fourth quarter of fiscal 2005, which statements are subject to numerous risks and uncertainties, including, without limitation, risks and uncertainties associated with international operations, including economic downturns, trade balance issues, political instability, banking issues, fluctuations in interest and foreign currency exchange rates in Asia; our inability to allocate substantial resources to R&D programs; the inaccuracy of our estimates regarding restructuring-related cost savings; inability to realize or maximize cost savings from our restructuring; the inaccuracy of our beliefs regarding taxes; unanticipated changes in tax regulations; the impact of certain accounting standards and our synthetic leases; and our inability to accurately evaluate or effectively implement repatriation provisions;

•	The statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” regarding the calculation of allowances, reserves, and other estimates that are based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, and the significant judgments of management that underlie the preparation of our consolidated financial statements with respect to Revenue Recognition, Inventory Valuation, Goodwill and Other Intangible Assets, Deferred Tax Assets, Warranty Obligations, Restructuring and Impairment Charges, Foreign Currency Accounting, and Foreign Exchange Contracts including, without limitation, (1) that the majority of deferred tax assets will be realized due to anticipated future income; (2) that possible revisions to estimated warranty liability could have a positive or negative impact on gross profit; and (3) that our forward foreign exchange contracts do not subject us to speculative risk, which statements are subject to certain risks and uncertainties, including, among others, the inaccuracy of our calculations, estimates, assumptions and judgments, regarding critical accounting policies; that actual and future product failure rates, material usage, installation costs, customer reserves or other estimates may differ from our historical experience, requiring revisions to our estimated doubtful account allowances, additional inventory write-downs, restructuring charges, litigation, warranty, and other reserves; the insufficiency of anticipated future income, whether due to a downturn in the semiconductor industry or increases in expenses; and the accuracy of our estimates and beliefs regarding warranty liability and foreign exchange contracts;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of our expectation that our current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet our needs through at least the next twelve months, which statement is subject to numerous risks and uncertainties, including, without limitation, inability to timely and effectively develop, manufacture and market our new products, or enhance our existing products, a downturn in our sales or defaults on payments by customers, which may adversely affect our cash flow;

•	The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” that we will not be required to pay any amounts under standby letters of credit arrangements or guarantee arrangements on behalf of our consolidated subsidiaries, which statement is subject to certain risks and uncertainties, including, without limitation, the inaccuracy of our assessment of our obligations under credit and guarantee arrangements;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Purchase Commitments” that we made adequate provision for potential exposure related to inventory on order which may go unused, which statement is subject to certain risks and uncertainties, including, without limitation, an unanticipated decline in demand that would increase our inventory-related exposure;

•	The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements” regarding impact upon our results of operation and financial position as a result of adopting SFAS No. 151, SFAS No. 153 and SFAS No. 123(R), which statements are subject to various risks, due to the uncertainty of the impact of certain accounting standards and the level of share-based payments granted in the future;

•	The statement under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk” that we believe that an immediate change to interest rates to variable short-term borrowings will not have a material effect on our results, which statements are subject to certain risks and uncertainties, including, without limitation, that we have inaccurately assessed our future borrowing needs;

•	The statement under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk” that we do not anticipate using options to hedge anticipated and uncommitted transactions to minimize the impact of foreign currency fluctuations on our results of operations, which statements are subject to certain risks and uncertainties, including, without limitation, unanticipated fluctuations in interest and foreign currency exchange rates;

•	The statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Significant Accounting Policies — Stock Based Compensation” regarding our belief that the effects of applying SFAS No. 123(R) on pro forma disclosures are not likely to be representative of the effects on pro forma disclosures of future periods, which statement is subject to certain risks and uncertainties, including, without limitation, inherent variability underlying the judgments and estimates used to account for share-based compensation;

•	The statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Significant Accounting Policies — Forward Foreign Exchange Contracts” regarding our belief that there is not a significant risk of nonperformance by counterparties on foreign exchange contracts, which statement is subject to certain risks and uncertainties, including, without limitation, our failure to continuously monitor or accurately evaluate our positions and the credit ratings of counterparties;

•	Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3. Financial Instruments” that management intends to liquidate short-term investment to fund operations within the next twelve months, which statement is subject to certain risks and uncertainties, including, without limitation, that we have inadequately assessed the liquidity value of our short-term investments and our ability to take advantage of interest rate re-set periods;

•	Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6. Goodwill and Other Intangible Assets” of our future estimated amortization expense for the identifiable intangible assets, which statement is subject to certain risks and uncertainties, including, without limitation, the accuracy of our accounting judgments and estimates underlying the amortization expense amount;

•	Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 7. Business Combination” that the escrow amount held pursuant to the acquisition of Peter Wolters AG will be released to its former shareholders, which statement is subject to certain risks and uncertainties, relating to, without limitation, the possibility of claims for pre-acquisition contingencies made against the escrow and the viability of those claims;

•	Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9. Restructuring and Other Charges” that we do not expect to recover the carrying value of abandoned R&D assets through future cash flows, which statement is subject to certain risks and uncertainties, including, without limitation, that abandoned technology will have some future economic benefit; and

•	Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10. Long-term Debt” that as of December 31, 2004 we have an aggregate amount of $10.7 million available for future borrowing, which statement is subject to certain risks and uncertainties, including, without limitation, an inaccurate assessment of available borrowed funds or future needs for funds, and the continued viability of our long-term borrowing arrangements.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of the Company. Our MD&A addresses the following topics:

•	Overview of Our Business and Industry;

•	Results of Operations;

•	Critical Accounting Policies;

•	Liquidity and Capital Resources;

•	Off-balance Sheet Arrangements;

•	Contractual Obligations;

•	Related Parties;

•	Recent Accounting Pronouncements;

•	Forward-Looking Statements; and

•	Risk Factors.

Overview of Our Business and Industry

Novellus Systems, Inc., a California corporation organized in 1984, develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called microchips. The customers for these products are semiconductor manufacturers who produce chips for sale or for incorporation in their own products, or who provide chip manufacturing services to third parties.

In 2001, Novellus expanded beyond deposition technologies into the area of wafer surface preparation when we acquired GaSonics International Corporation, a manufacturer of systems used to clean and prepare a wafer surface after the manufacturing steps that precede deposition. In 2002, we acquired SpeedFam-IPEC, Inc., a manufacturer of chemical mechanical planarization (CMP) products. In 2004, we further diversified by acquiring Peter Wolters AG, a 200-year-old German company specializing in lapping and polishing equipment for a number of different industries. With the acquisition of Peter Wolters, Novellus entered into market sectors beyond semiconductor manufacturing for the first time. In December 2004, the Company approved the creation of Novellus Development Company LLC, with funding of up to $10 million, for investment in private companies at various stages of development.

Our business depends on capital expenditures made by chip manufacturers, who in turn are dependent on corporate and consumer demand for chips and the devices which use them. Since the industry in which we operate is driven by spending for electronic products, our business is directly affected by growth or contraction in the global economy as well as by the adoption of new technologies. Demand for personal computers, the expansion of the Internet and telecommunications industries, and the emergence of new applications in consumer electronics have a direct impact on our business. In addition, the industry is characterized by intense competition and rapidly changing technology. We continue to work closely with our customers and make substantial investments in research and development in order to continue delivering innovative products which enhance productivity for our customers and utilize the latest technology. We believe these investments have positioned us for future growth.

We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income (loss) and net income (loss) per share are the primary measures we use to monitor performance, although we also use certain non-GAAP measures such as net orders to assess business trends and performance. Net orders are also used to forecast and plan future operations. Net orders consist of current period orders less current period cancellations. The following table sets forth certain quarterly and annual financial information for the periods indicated:

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31,
2004:
Net sales	$262,862	$338,219	$415,935	$340,272	$1,357,288
Gross profit	$124,605	$169,680	$201,111	$169,734	$665,130
Net income	$16,681	$37,811	$64,662	$37,536	$156,690
Diluted net income per share	$0.11	$0.25	$0.45	$0.27	$1.06
Net orders	$346,793	$397,598	$422,692	$331,347	$1,498,430

2003:
Net sales	$238,410	$239,050	$221,099	$226,511	$925,070
Gross profit	$109,814	$105,322	$58,776	$106,088	$380,000
Net income (loss)	$11,872	$7,430	$(97,568)	$10,452	$(67,814)
Diluted net income (loss) per share	$0.08	$0.05	$(0.64)	$0.07	$(0.45)
Net orders	$241,825	$198,759	$220,775	$275,219	$936,578

2002:
Net sales	$169,679	$222,147	$230,495	$217,637	$839,958
Gross profit	$71,530	$101,564	$109,382	$96,047	$378,523
Net income	$3,836	$12,013	$4,083	$2,988	$22,920
Diluted net income per share	$0.03	$0.08	$0.03	$0.02	$0.15
Net orders	$170,304	$275,888	$202,409	$219,434	$868,035

The semiconductor equipment industry is subject to cyclical conditions which play a major role in demand, as defined by net orders. These fluctuations, in turn, affected our net sales over the past three years. In 2004, we experienced a significant increase in demand for our products. Net orders increased by $561.9 million or 60% from 2003 to 2004. The increase in demand began in the fourth quarter of 2003, when net orders increased 25% sequentially, and continued into 2004. In the first three quarters of 2004, we experienced sequential increases in net orders of 26%, 15%, and 6%, respectively. The net order growth in 2004 was driven primarily by strengthening demand for corporate and consumer electronic devices, which resulted in an increase in our customers’ capacity utilization. In addition, we experienced increased demand as a result of our customers’ transition to 300mm fabrication equipment. In the fourth quarter of 2004, demand began to slow and we experienced a 22% decrease in net orders.

In 2003, we experienced a modest increase in net orders from 2002. Net orders during the first three quarters of 2003 were sequentially volatile with a 10% increase in the first quarter, an 18% decrease in the second quarter, and an 11% increase in the third quarter, reflecting uncertainty in the demand for semiconductor devices. Demand increased in the fourth quarter of 2003.

The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders turn to revenue either at shipment or upon customer acceptance of the equipment. Our revenue recognition policy addresses the distinction between revenue recognized upon shipment and revenue recognized upon customer acceptance. Equipment generally ships within two to six months of receiving the related order and if applicable, customer acceptance is typically received one to six months after shipment. These time lines are general estimates and actual times may vary depending on specific customer circumstances. We do not report orders for systems with delivery dates greater than twelve months after receipt of the order.

Demand for our systems can vary significantly from period to period as a result of several factors, including, but not limited to, downturns in the economy and semiconductor industry, supply of and demand for semiconductor devices, and competition in the semiconductor industry among suppliers of similar products. For these and other reasons, our results of operations for fiscal years 2004, 2003 and 2002 may not necessarily be indicative of future operating results.

Results of Operations
(dollars in thousands, except per share amount)

Net Sales

	Years Ended December 31,
	2004	2003	2002	% Change in 2004	% Change In 2003
Net Sales	$1,357,288	$925,070	$839,958	47%	10%

The increase in net sales of $432.2 million, or 47%, from 2003 to 2004 was primarily due to improved market conditions during 2004, driven mainly by increased volume. The increase in volume was a result of increased capital spending by our customers as demand for semiconductor devices increased. The increase in net sales of $85.1 million, or 10%, from 2002 to 2003 was primarily due to slightly improved market conditions during 2003, driven mainly by increased volume. The increase in volume was a result of a moderate increase in capital spending by our customers as demand for semiconductor devices increased.

Geographical net sales as a percentage of total net sales were as follows (based on the location of the customers’ facilities):

	Years Ended December 31,
	2004	2003	2002
North America	23%	35%	39%
Europe	9%	10%	7%
Asia	68%	55%	54%

The increase in international net sales (sales outside North America) as a percentage of net sales for the current year over the prior year is due to an increase in net sales in the Asia region. We consider the Asia region to consist of Korea, Japan, Singapore, China and Taiwan. A significant portion of our net sales is generated in Asia, primarily because a substantial portion of the world’s semiconductor manufacturing capacity is located there. We plan to continue to focus on expanding our market presence in Asia, as we believe that significant additional growth potential exists in this region over the long term.

The increase in net sales in Europe and Asia as a percentage of total net sales during 2003 was attributable to higher demand.

Gross Profit

	Years Ended December 31,
	2004	2003	2002	% Change in 2004	% Change In 2003
Gross profit	$665,130	$380,000	$378,523	75%	Less than 1%
% of net sales	49%	41%	45%

The increase in gross profit as a percentage of net sales in 2004 compared to 2003 is due primarily to a $44.0 million write-down of inventory in 2003, a favorable product mix and increased absorption of our fixed overhead costs from higher shipment levels. Sales of inventory previously written down resulted in a credit to cost of sales of approximately $9.0 million for the year ended December 31, 2004. In the comparable prior-year periods, sales of previously reserved inventory did not have a material effect on the margin in absolute dollars or as a percentage of net sales.

The decline in gross profit as a percentage of net sales in 2003 compared to 2002 was due primarily to a $44.0 million write-down of inventory in 2003. In the third quarter of 2003, we experienced a shift in our customers’ order patterns from 200mm to 300mm equipment, which resulted in reduced demand for our 200mm equipment. Furthermore, the levels of required spares inventory were reduced due to a streamlining of our worldwide spares distribution system. These changes resulted in a portion of our inventory becoming excess or obsolete and led to a $44.0 million write-down of inventory. The weakness in demand for semiconductor capital equipment negatively affected our gross margin as we experienced low absorption of our fixed overhead costs.

Our gross profit from period to period is affected by the treatment of certain product sales in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” or SAB 104, which superseded the earlier related guidance in SAB No. 101, “Revenue Recognition in Financial Statements,” or SAB 101. For these sales, we recognize all of a product’s cost upon shipment even though a portion of a product’s revenue may be deferred until final payment is due, typically upon customer acceptance.

Selling, General and Administrative (SG&A)

	Years Ended December 31,
	2004	2003	2002	% Change in 2004	% Change In 2003
SG&A	$194,652	$165,618	$154,172	18%	7%
% of net sales	14%	18%	18%

SG&A expense includes compensation and benefits for corporate, financial, marketing, and administrative personnel as well as travel expenses and professional and legal fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

The increase in SG&A expense in 2004, in absolute dollars, is primarily due to costs in the operations of Peter Wolters AG, which we acquired on June 28, 2004, as well as higher selling costs, profit sharing and employee-related expenses. The increase in selling costs, profit sharing and employee-related expenses is due to an increase in business volume. This increase was partially offset by a credit to SG&A of $8.1 million for the reversal of previously accrued royalty payments in connection with our legal settlement with Applied Materials, Inc. The decrease in SG&A expense as a percentage of net sales is due to an increase in net sales.

The increase in absolute dollars in 2003 was primarily due to higher salaries and litigation costs, the expense resulting from the operations of SpeedFam-IPEC for the full year, and increased depreciation expense as a result of our early adoption of FIN 46 and subsequent purchase of properties previously accounted for as synthetic leases during the third quarter of 2003. As a percentage of net sales, SG&A expense in 2003 was consistent with 2002.

Research and Development (R&D)

	Years Ended December 31,
	2004	2003	2002	% Change in 2004	% Change In 2003
Research and development	$252,083	$227,439	$222,344	11%	2%
% of net sales	19%	25%	26%

R&D expense includes compensation and benefits for our research and development personnel, project materials, chemicals and other direct expenses incurred in product and technology development. Also included are expenses for equipment repairs and maintenance, rents, utilities and depreciation. Our significant investments in R&D over the past several years reflect our strong commitment to the continuous improvement of our current product lines and the development of new products and technologies. We continue to believe that significant investment in R&D is required to remain competitive, and we plan to continue to invest in new products and enhancement of our current product lines.

The increase in R&D expense in absolute dollars in 2004 from the prior-year period is a result of the acquisition of Peter Wolters AG, increased usage of project materials and increased profit sharing expense due to improved operating performance. R&D expense as a percentage of net sales decreased compared to the respective prior-year periods primarily due to an increase in net sales.

The increase in absolute dollars in 2003 was primarily due to additional spending related to the continuing development of CMP technologies which were acquired through the acquisition of SpeedFam-IPEC in December 2002, and higher depreciation expense as a result of our early adoption of FIN 46 and subsequent purchase of properties previously accounted for as synthetic leases during the third quarter of 2003. As a percentage of net sales, R&D expense in 2003 remained relatively flat compared to 2002.

Acquired In-Process Research and Development (IPR&D)

	Years Ended December 31,
	2004	2003	2002	% Change in 2004	% Change In 2003
IPR&D	$6,124	$—	$9,003	100%	(100)%
% of net sales	less than 1%	—	1%

During 2004, we incurred a charge totaling $6.1 million for acquired in-process research and development in connection with the acquisition of Angstron Systems, Inc. We incurred no such charges during 2003. In connection with the acquisition of SpeedFam-IPEC in December 2002, we recorded a $9.0 million charge to write-off certain acquired IPR&D in 2002.

Projects which qualify as IPR&D had not yet reached technological feasibility and had no alternative future use. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no significant remaining risk relating to the development.

The value assigned to IPR&D was determined by considering the importance of each project to the overall development plan, estimating costs to develop the acquired IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions.

The rates utilized to discount the net cash flows to their present value were based on a weighted-average cost of capital determined by examining market information for several comparable companies. The weighted-average cost of capital was adjusted to reflect difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates of 25% and 33% were deemed appropriate for valuing the IPR&D for SpeedFam-IPEC and Angstron Systems, Inc., respectively. The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. As a result, actual results may differ materially from our estimates.

Legal Settlement

	Years Ended December 31,
	2004	2003	2002	% Change in 2004	% Change In 2003
Legal settlement	$5,400	$2,691	$—	101%	100%
% of net sales	less than 1%	less than 1%	—

During 2004, we incurred a charge of $2.9 million related to the Semitool litigation and a charge of $2.5 million related to the settlement of a class action lawsuit by field service engineers relating to overtime compensation. In 2003, we incurred a legal settlement charge of $2.7 million to settle certain indemnification claims. No such legal charges were incurred during the year ended December 31, 2002.

Restructuring and Other Charges

	Years Ended December 31,
	2004	2003	2002	% Change in 2004	% Change In 2003
Restructuring and other charges	$1,484	$15,838	$6,467	(91)%	145%
% of net sales	less than 1%	2%	1%

During 2004, we incurred a severance charge of $1.2 million and asset impairments of $1.2 million. These charges were offset by the reversal of a previously recorded restructuring accrual of $0.9 million due to a change in future estimated sublease income related to vacated facilities.

During 2003, we incurred $15.8 million of restructuring and other charges consisting of $7.9 million for asset write-offs (including fixed assets and purchased technology), $4.1 million for vacated facilities, and $3.8 million for severance. The asset write-offs, facilities charges, and severance charges were recorded in connection with activities undertaken to align our cost structure with current business conditions.

Restructuring and other charges in 2002 consisted of $1.5 million related to vacated facilities and $5.0 million of severance benefits for workforce reductions.

The charge for vacated facilities relates to rent obligations after the abandonment of certain facilities currently under long-term operating lease agreements. When applicable, anticipated future sublease income related to the vacated buildings has been offset against the charge for the remaining lease payments. Additionally, certain fixed assets, including leasehold improvements, associated with the abandoned facilities that had no future economic benefit have been written off. Substantially all actions under the restructuring plans had been achieved as of December 31, 2004, except for future rent obligations of $41.7 million, which are to be paid in cash through year 2017. For further discussion, see Note 9 to the Consolidated Financial Statements.

The restructuring plans are estimated to have reduced our expenses by approximately $9.6 million in 2004, of which $7.9 million relates to savings from vacated facilities and $1.7 million relates to savings from workforce reductions. We estimate cost savings related to facilities of approximately $10.0 million in 2005 resulting from the implemented restructuring plans. Actual savings may differ from our estimated savings.

Bad Debt Recovery

	Years Ended December 31,
	2004	2003	2002	% Change in 2004	% Change In 2003
Bad debt recovery	$—	$—	$(7,662)	0%	100%
% of net sales	—	—	(1)%

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

Other Income, net

	Years Ended December 31,
	2004	2003	2002	% Change in 2004	% Change In 2003
Other income, net	$17,804	$16,266	$28,721	9%	(43)%
% of net sales	1%	2%	3%

Other income, net, includes interest income, interest expense and other non-operating items. The increase in interest and other income, net, in absolute dollars for 2004 compared to 2003 is primarily due to the cash receipt of $8.0 million in connection with the settlement of the Applied Materials, Inc. litigation. This was partially offset by an increase in interest expense on long term debt of $1.8 million from the Euro based loan used to acquire Peter Wolters AG and a decrease in interest income due to lower balances of interest-bearing cash and short-term investments and lower interest rates during 2004. Lower cash and investment balances resulted mainly from repurchases of our common stock during the year ended December 31, 2004. The exercise of our purchase options on properties previously leased under synthetic leases during the year ended December 31, 2003 reduced our interest income by $6.0 million for the year ended December 31, 2004 as compared to the prior-year period.

The decrease in interest and other income, net, in 2003 from 2002 is attributable to lower interest income resulting from declining interest rates on interest-bearing investments and a change in accounting related to properties previously accounted for under synthetic leases. The change in synthetic lease accounting reduced our interest income by approximately $3.0 million for the year ended December 31, 2003. In the first quarter of 2003, we also recorded a loss of $0.6 million related to the redemption of the SpeedFam-IPEC convertible subordinated notes. The decrease also resulted from a reduction in interest income due to a decline in interest rates and a decrease in interest-bearing investments after we used $880.0 million of restricted investments to retire our Liquid Yield Option NotesTM, or LYONS, in the third quarter of 2002. We also recorded a non-cash charge of $17.0 million for the write-off of unamortized issuance costs related to the retirement of the LYONs in the third quarter of 2002. The decrease in other income in 2002 was partially offset by a $4.6 million gain on the sale of an equity investment.

Income Taxes

Our effective tax provision (benefit) rates were 30% in 2004, (67%) in 2003 and zero percent in 2002. Our effective tax rate in 2004 differs from 2003 as a result of increased profitability. The effective tax rate in 2004 reflects the benefits of R&D tax credits and foreign tax credits, partially offset by the impact of an in-process R&D charge taken in the second quarter. The in-process R&D charge is not deductible for income tax purposes.

Our effective tax benefit rate in 2003 was higher than in 2002 as a result of the combined benefit of the net operating loss and tax credit carryforwards. Management believes the benefits of the net operating loss and tax credit carryforwards will be realized due to anticipated future taxable income. Our future effective income tax rate depends on various factors, such as the company’s profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income, and non-deductible expenses incurred in connection with acquisitions.

We expect our effective tax rate in 2005 to increase as a result of a reduction in our valuation allowance benefit.

We received a notification from the Internal Revenue Service that a settlement agreement with respect to tax years through 2002 has been proposed and is pending with the Congressional Joint Committee on Taxation. In addition, certain of our foreign subsidiaries are subject to examination by the foreign taxing authorities. The timing of the settlement of these examinations is uncertain. We believe that adequate accruals have been provided for any potential adjustments that may result from these examinations.

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted into law. The Act provided for a special one-time 85% dividends received deduction on certain foreign earnings repatriated, as defined in the Act. The deduction could result in an approximate 5.25% federal tax rate on repatriated foreign earnings, if we elect to apply this provision to qualifying earnings repatriation. We are in the process of evaluating the effects of utilization of the repatriation provisions pending issuance of further regulatory guidance regarding certain provisions of the Act. We believe that we will be able to complete our evaluation of the effects of the repatriation provision by the third or fourth quarter of fiscal 2005. We have previously been subject to US tax at a 35% tax rate on approximately $44 million of foreign earnings. While we would benefit from the reduced 5.25% tax rate if we repatriate some or all of these earnings under the Act, we would also lose the ability to benefit from foreign tax credits otherwise available with respect to such earnings. Accordingly, we are unable to estimate the net impact of the Act currently, although it is unlikely to be significant.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In accordance with our policy, we completed the goodwill impairment test in the fourth quarter of 2004. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. The results of our impairment tests did not indicate impairment.

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2004, we had approximately $126.3 million of deferred tax assets, net of a valuation allowance of $80.3 million principally related to acquired net operating loss carryforwards and foreign tax credits that are not realizable until 2007 and beyond. The valuation allowance includes $44.0 million related to acquired deferred tax assets of SpeedFam-IPEC which will be credited to goodwill when realized and $32.9 million related to stock option deductions which will be credited to equity when realized. Management believes the majority of deferred tax assets will be realized due to anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an increase to the valuation allowance for deferred tax assets would decrease income in the period in which such determination is made.

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

We account for business combination restructurings under the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SAB 100. Accordingly, restructuring accruals are recorded when management initiates an exit plan that will cause us to incur costs that have no future economic benefit. Certain restructuring charges related to long-lived asset impairments are recorded in accordance with SFAS No. 144. The restructuring accrual related to vacated facilities is calculated net of estimated sublease income. Sublease income is estimated based on current market quotes for similar properties and expected occupancy dates. If we are unable to sublet these vacated properties as forecasted, if we are forced to sublet them at rates below our current estimates due to changes in market conditions, or if we change our sublease income estimate, we will adjust the restructuring accruals accordingly.

Foreign Currency Accounting

The local currency is the functional currency for all foreign operations. Accordingly, translation gains or losses related to our foreign subsidiaries are included as a component of accumulated other comprehensive income (loss).

Foreign Exchange Contracts

We conduct portions of our business in various foreign currencies. Forward foreign exchange contracts are used to hedge against the short-term impact of foreign currency fluctuations on intercompany accounts payable denominated in U.S. dollars recorded by our Japanese subsidiary. We also enter into forward foreign exchange contracts to buy and sell foreign currencies to hedge our intercompany balances denominated in a currency other than the U.S. dollar. In 2004 and 2003, these hedging contracts were denominated primarily in the Japanese Yen, Singapore Dollar and Taiwanese Dollar. The forward foreign exchange contracts we use are generally short-term in nature. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses for effective and ineffective hedges have not been material to our results of operations.

Liquidity and Capital Resources

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of funds as of December 31, 2004 consisted of approximately $587.8 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $418.3 million from the December 31, 2003 balance of $1,006.0 million. The decrease was due primarily to the repurchase of common stock for $410.2 million and an increase in restricted cash of $173.8 million, offset by cash generated from operations.

Net cash provided by operating activities for the year ended December 31, 2004 was $179.2 million. The primary sources of cash from operating activities were net income, as adjusted to exclude non-cash charges and benefits, and changes in working capital accounts. The changes in working capital accounts include increases in accounts receivable of $146.1 million, inventories of $46.1 million, and prepaid and other current assets of $5.7 million, offset by increases in accounts payable, accrued payroll and related expenses, accrued warranty, other accrued liabilities, income tax payable, and deferred profit of $88.3 million.

Net cash used in investing activities in the year ended December 31, 2004 was $333.1 million, which consisted primarily of cash paid for the acquisition of Peter Wolters AG of $142.9 million, an increase in restricted cash and cash equivalents of $173.8 million and capital expenditures of $31.7 million, offset by net sales and maturities of short-term investments of $26.6 million. As of December 31, 2004, we did not have any significant commitments to purchase property and equipment.

Net cash used in financing activities for the year ended December 31, 2004 was $238.8 million, primarily for the repurchase of common stock for $410.2 million, partially offset by proceeds from employee stock compensation plans of $38.7 million and net borrowings of $132.7 million.

Effective June 25, 2004, two of our European subsidiaries entered into a credit arrangement denominated in Euros that allowed for borrowing up to $153.1 million. On June 28, 2004, we borrowed the entire amount available to fund the acquisition of Peter Wolters AG and for general corporate purposes. Borrowings are secured by cash or marketable securities on deposit and included within restricted cash on the consolidated balance sheet. All borrowings under the credit arrangement are due and payable on or before June 25, 2009.

On February 23, 2004, our Board of Directors renewed a stock repurchase program originally approved in September 2001. Under the repurchase program, we may repurchase up to $500.0 million of our outstanding common stock through February 13, 2007. On September 20, 2004 we announced that our Board of Directors had authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 14, 2009.

We believe that our current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet our needs through at least the next twelve months.

Off-Balance Sheet Arrangements

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity. An entity is considered a variable interest entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46 on June 29, 2003.

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

The consolidation and subsequent purchase of the facilities previously accounted for as synthetic leases increased our depreciation expense by approximately $8.5 million per quarter and decreased both our rent expense and interest income by approximately $3.0 million per quarter from 2002 levels. The adoption of FIN 46 and the exercise of our purchase option had no impact on our liquidity.

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate during the ordinary course of business. As of December 31, 2004, the maximum potential amount of future payments that we could be required to make under these letters of credit was approximately $4.4 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Guarantee Arrangements

We have guarantee arrangements on behalf of certain of our consolidated subsidiaries. These guarantee arrangements are for line-of-credit borrowings, overdrafts and operating leases. The available short-term credit facilities with various financial institutions total $57.8 million, of which $54.7 million was unutilized as of December 31, 2004. These credit facilities bear interest at various rates, expire on various dates through December 2005 and are used for general corporate purposes. As of December 31, 2004, our subsidiaries had $3.1 million outstanding under the short-term lines of credit at a weighted-average interest rate of 5.0%.

We also have available long-term credit facilities with various institutions that total $171.8 million, of which $10.7 million was unutilized as of December 31, 2004. The long-term credit facilities are used to fund the acquisition of Peter Wolters AG and for general corporate purposes. These credit facilities bear interest at various rates and expire in June 2009. As of December 31, 2004, we had $161.1 million in long-term outstanding debt.

In the event of default of the guaranteed facilities by our subsidiaries, we would be required to pay a maximum of $48.8 million as of December 31, 2004.

In addition, we guarantee the lease arrangements of certain subsidiaries. These subsidiary leases will expire between 2005 and 2010. In the event that our subsidiaries do not make the required payments, we could be required to make payments on the leases on their behalf. The annual lease obligations under these arrangements are included in our consolidated minimum lease payments table below. As of December 31, 2004, we have not recorded any liability related to guarantees of subsidiary obligations. Based on historical experience and information currently available to us, we do not believe it is probable that any amounts will be required to be paid under these guarantee arrangements.

Contractual Obligations

We have non-cancelable operating leases for various facilities. Rent expense was approximately $11.0 million, $13.1 million and $10.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, net of sublease income of $3.7 million, $7.9 million and $7.4 million, respectively. Certain of the operating leases contain provisions which permit us to renew the leases at the end of their respective lease terms.

The following is a table summarizing future minimum lease payments under all non-cancelable operating leases, with initial or remaining terms in excess of one year. We had no other significant commitments as of December 31, 2004.

	Years Ending December 31,
	(In thousands)
	2005	2006	2007	2008	2009	Thereafter	Sublease Income	Net Total
Non-cancelable operating leases	$12,626	$12,231	$7,220	$7,081	$7,222	$39,543	$(17,509)	$68,414

The following is a table summarizing our contractual obligations under long-term borrowing arrangements. This table excludes amounts recorded on our balance sheet as current liabilities at December 31, 2004.

	Years Ending December 31,
	(In thousands)
	2005	2006	2007	2008	2009	Thereafter
Long-term debt obligations	$—	$206	$206	$206	$160,485	$—

Purchase Commitments

We have firm purchase commitments with various suppliers to ensure the availability of components. Our minimum obligation at December 31, 2004 under these arrangements was $45.9 million. All amounts under these arrangements are due in 2005. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We have made adequate provision for potential exposure related to inventory on order which may go unused.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” or EITF No. 03-1. EITF No. 03-1 includes guidance for determining and recording impairment for both debt and equity securities. EITF No. 03-1 also requires additional disclosure for investments that are deemed to be temporarily impaired under the standard. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1, or FSP EITF 03-1-1. Effective upon issuance, FSP EITF 03-1-1 delayed, indefinitely, certain measurement and recognition guidance contained in EITF No. 03-1. Disclosures required under EITF No. 03-1 are included within Note 2 and Note 3 of the Notes to our Consolidated Financial Statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt SFAS No. 151 on January 1, 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for the Company for nonmonetary asset exchanges beginning in the third quarter of 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” or Opinion 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in the unrevised Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the beginning of our fiscal third quarter, with early adoption permitted. We expect to adopt Statement 123(R) on July 3, 2005.

As permitted by the unrevised Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method, under which we generally do not record compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were zero in 2004 and 2003, and $19.4 million in 2002.

Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

Cyclical Downturns in the Semiconductor Industry

Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been very cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand is accelerating, rendering the global semiconductor industry increasingly volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. In particular, our inventory levels during periods of reduced demand have at times been higher than optimal, relative to the current levels of production demand. We cannot provide any assurance that we may not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. Our business may be adversely affected if we fail to respond to rapidly changing industry cycles in a timely and effective manner. After experiencing a significant increase in demand throughout the first, second and third quarters of 2004, we experienced a downturn in demand in the fourth quarter of 2004. We cannot give assurances that our net sales and operating results will not be adversely affected if the current downturn in the semiconductor industry continues, or if other downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.

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

Rapidly Changing Technology

We devote a significant portion of our personnel and financial resources to research and development programs, and we seek to maintain close relationships with our customers in order to remain responsive to their product needs. Our success will depend on our ability to accurately predict evolving industry standards, to develop innovative solutions and improve existing technologies, to win market acceptance of our new and advanced technologies and to manufacture our products in a timely and cost-effective manner and in a manner that addresses changing customer needs. If we do not continue to gain market acceptance for our new technologies and products, or develop and introduce improvements in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.

As is typical in the semiconductor capital equipment market, technological innovations have long development cycles and we have experienced delays from time to time in the introduction of, and certain technical and manufacturing difficulties with, certain of our products and product enhancements. In addition, we may experience delays and technical and manufacturing difficulties in future introductions or volume production of our new systems or enhancements. The increased costs and reduced efficiencies that may be associated with the development, manufacture, sale and support of future products or product enhancements relative to our existing products, may adversely affect our operating results.

Our success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selection, hiring and provide competitive incentives for highly qualified design and engineering personnel, timely and efficient completion of product design and development and implementation of manufacturing and assembly processes, product performance in the field, and effective sales and marketing. There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products, or in enhancing our existing products. There can be no assurance that revenue from future products or product enhancements will be sufficient to recover our investments in research and development. To ensure the functionality and reliability of our future product introductions or product improvements, we incur substantial research and development costs early in development cycles, before we can confirm the technical feasibility or commercial viability of a product or product improvement. If new products have reliability or quality problems, reduced orders, or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result. Any of these events could materially adversely affect our business, financial condition or results of operations.

International Operations

Export sales currently account for a significant portion of our net sales. This trend is expected to continue in the foreseeable future. As a result, a significant portion of our sales is subject to certain risks, including, but not limited to:

•	Tariffs and other trade barriers;

•	Challenges in staffing and managing foreign operations and providing prompt and effective field support to our customers outside of the United States;

•	Difficulties in managing foreign distributors;

•	Potentially adverse tax consequences;

•	Imposition of legislation and regulations relating to the import or export of semiconductor products, either by the United States or other countries;

•	Inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions;

•	Periodic economic downturns;

•	Political instability; and

•	Fluctuations in interest and foreign currency exchange rates, creating the need to enter into forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations, specifically yen-denominated transactions.

There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on our business, financial condition or results of operations. In addition, each region in the global semiconductor equipment market exhibits unique market characteristics that can cause capital equipment investment patterns to vary significantly from period to period. We derive a substantial portion of our revenues from customers in Asia. Any negative economic developments or geopolitical instability in Asia could result in the cancellation or delay by Asian customers of orders for our products, which could adversely affect our business, financial condition or results of operations. Our strategy to expand our market presence in Asia will render us increasingly vulnerable to these risks.

Variability of Quarterly Operating Results

We have experienced and expect to continue experiencing significant fluctuations in our quarterly operating results. These fluctuations are due to a number of factors that include, but are not limited to:

•	Building our systems according to forecast, and not using limited backlog information, which hinders our ability to plan production and inventory levels;

•	Failure to receive anticipated orders in time to permit shipment during the quarter;

•	Customers rescheduling or canceling shipments;

•	Manufacturing difficulties;

•	Customers deferring orders of our existing products due to new product announcements by us and/or our competitors;

•	Competitive pricing pressures;

•	Overall business conditions in the semiconductor equipment industry; and

•	Variations in quarterly operating results or changes in analysts’ earnings estimates which may subject the price of our common stock to wide fluctuations and possible rapid increases or decreases in a short time period.

Acquisitions

We have made — and may in the future make — acquisitions of or significant investments in businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

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

Diversification Strategy

Our core business and expertise has historically been in the development, manufacture, sale and support of deposition technologies, and more recently, wafer surface preparation technologies. Our acquisition of Peter Wolters and subsequent entry into the market for high-precision machine manufacturing equipment represents the first expansion of our business beyond the semiconductor equipment industry. We lack experience in the high-precision machine manufacturing equipment market, relative to our knowledge of the semiconductor equipment industry, and cannot give any assurance that we can maintain or improve the quality of products, level of sales, or relations with customers or suppliers, that are necessary to compete in or lead the market for high-precision machine manufacturing tools. The success of the Peter Wolters business depends in part on our ability to utilize and build upon the expertise of key employees. Our efforts to integrate and develop the Peter Wolters business may divert capital, management attention, research and development and other critical resources away from, and adversely affect, our core business.

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

Intellectual Property

We intend to continue to seek legal protection, primarily through patents and trade secrets, for our proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us, given the speed with which technology becomes obsolete in the semiconductor industry. Our competitors may also develop and obtain patents to technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

We are currently involved in a number of legal disputes regarding patent and other intellectual property rights. Except as set forth in Part II: Other Information, Item 1. Legal Proceedings in this document, we are not aware of any significant claim of infringement by our products of any patent or proprietary rights of others. Adverse outcomes in current or future legal disputes could result in the loss of our proprietary rights, subject the company to significant liabilities to third parties, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Regardless of the merit of these legal disputes, we incur substantial costs to prosecute or defend our intellectual property rights. In addition, if the terms of settlements entered into with certain of our competitors is not observed or enforced, we may suffer further costs. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

Our ability to develop intellectual property depends on hiring, retaining and motivating highly qualified design and engineering staff with the knowledge and technical competence to advance our technology and productivity goals. To protect our trade secrets and proprietary information generally, we have entered into confidentiality or invention assignment agreements with our employees, as well as consultants and other parties. If these agreements are breached, our remedies may not be sufficient to cover our losses.

Supply Shortages and Outsourcing Activities

We use numerous suppliers to obtain parts, components and sub-assemblies for the manufacture and support of our products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may only be obtained from a single or limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us and/or a small group of other companies in the semiconductor industry. We seek to reduce our dependence on this limited group of suppliers. However, disruption or termination of certain of these suppliers may occur. Such disruptions could have an adverse effect on our operations. A prolonged inability to obtain certain parts could have a material adverse effect on our business, financial condition or results of operations, and could result in our inability to meet customer demands on time. We also outsource the manufacture of major subassemblies, which enables us to focus on performing system design, assembly and testing in-house, thereby minimizing our fixed costs and capital expenditures. Although we make reasonable efforts to ensure that third party providers will perform to our standards, we cannot give any assurance that they will do so. Manufacturing disruption beyond our control may also impair our ability to manage inventory and cause delays in shipments, cancellation of orders or loss of business.

Outside Audit Firm Independence

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

In this regard, our independent registered public accounting firm has advised us that its affiliate offices in Japan, China and Taiwan had previously performed certain services for Novellus subsidiaries. The fees associated with these services were not substantial, although the services themselves might be characterized as “prohibited non-audit services” under existing securities laws. We, together with the Audit Committee of our Board of Directors and our independent registered public accounting firm have concluded that the performance of these services did not impair our accounting firm’s independence with respect to Novellus.

Costs of Corporate Governance and Financial Reporting Compliance

To comply with the requirements of the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and adopted by Nasdaq in response to Sarbanes-Oxley, we have made changes to our financial reporting, securities disclosure and corporate governance practices. We may incur increased legal and financial compliance costs due to these new or revised rules, regulations, and listing requirements and management time and resources may be re-directed to implement our compliance initiatives. These rules may make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee, as well as make it more costly to obtain liability coverage for our officers and directors.

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

Changes in Accounting Standards For Stock Option Plans

Pursuant to SFAS 123(R), we will be required to recognize, beginning in our third fiscal quarter of 2005 compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption, and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces the attractiveness of granting stock options because the expense associated with these grants may adversely affect our profitability. However, stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of FAS 123R. We may decide to replace our stock option programs with other compensation arrangements, but those are likely to negatively impact profitability. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirement under SFAS 123(R) to recognize the fair value of stock options as compensation expense, beginning in the third quarter of 2005, our future profitability may be reduced.

Investment Activities

Our ability to compete in the semiconductor manufacturing industry depends on our success in developing new and enhanced technologies and integrating such technologies into our systems at competitive prices on a timely basis. To further these goals, we have formed the Novellus Development Company, a venture fund that will enable us to invest in emerging technologies and strengthen our technology portfolio for both existing and potentially new market opportunities. Although the fund intends to make enquiries reasonably necessary to make an informed decision as to the companies and technologies in which it will invest, we cannot provide any assurance as to any future return on investment. There are risks inherent in investing in start-up companies which may lack a stable management team, operating history or adequate cash flow. Also, the securities in which the fund may invest may not be registered under the Securities Act or any applicable state securities laws, and may be subject to restrictions on marketability or transferability. Given the nature of the investments that may be contemplated by the fund, there is a significant risk that it will be unable to realize its investment objectives by sale or other disposition at attractive prices within any given period of time or will otherwise be unable to complete a particular exit strategy. In particular, these risks could arise from changes in the financial condition or prospects of the properties in which investment are made, changes in national or local economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which investments are made. Investments that may be contemplated by the fund may divert management time and attention, as well as capital, away from our core operating business. Any future losses on investments attributable to the fund may adversely impact our business, financial condition and operating results.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, short-term and long-term debt obligations. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure with any one issuer.

We mitigate default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments.

The interest rate of the majority of our short-term and long-term obligations is floating. Therefore, our results are only affected by the interest rate changes to variable rate short-term borrowings. Due to the short-term nature of these borrowings, an immediate change to interest rates is not expected to have a material effect on our results.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations and the fair value of each as of December 31, 2004 and 2003.

	Periods of Maturity
	Less than 1 year	1 to 3 years	3 to 5 years	5 to 10 years	Over 10 years	Total	Fair Value December 31, 2004
	(in thousands)
Assets:
Cash equivalents	$106,117	$—	$—	$—	$—	$106,117	$106,117
Average interest rate	2.12%	—	—	—	—	2.12%
Short-term investments	$151,279	$157,505	$5,000	$6,715	$161,146	$481,645	$481,645
Average interest rate	1.99%	3.46%	2.85%	2.46%	1.77%	2.75%
Restricted investments	$176,708	$—	$—	$—	$—	$176,708	$176,708
Average interest rate	2.18%	—	—	—	—	2.18%
Total investment securities	$434,104	$157,505	$5,000	$6,715	$161,146	$764,470	$764,470
Average interest rate	2.12%	3.46%	2.85%	2.46%	1.77%	2.58%

Liabilities:
Short-term borrowings	$3,103	$—	$—	$—	$—	$3,103	$3,103
Average interest rate	5.05%	—	—	—	—	5.05%
Long-term borrowings	$—	$618	$160,485	$—	$—	$161,103	$161,103
Average interest rate	—	4.82%	2.35%	—	—	2.36%

	Periods of Maturity
	Less than 1 year	1 to 3 years	3 to 5 years	5 to 10 years	Over 10 years	Total	Fair Value December 31, 2003
			(in thousands)
Assets:
Cash equivalents	$497,178	$—	$ —	$—	$—	$497,178	$497,178
Average interest rate	1.10%	—	—	—	—	1.10%
Short-term investments	$290,082	$96,538	$ —	$11,590	$110,625	$508,835	$508,835
Average interest rate	1.19%	1.72%	—	1.73%	1.61%	1.43%
Restricted investments	$2,861	$—	$ —	$—	$—	$2,861	$2,861
Average interest rate	1.03%	—	—	—	—	1.03%
Total investment securities	$790,121	$96,538	$ —	$11,590	$110,625	$1,008,874	$1,008,874
Average interest rate	1.13%	1.72%	—	1.73%	1.61%	1.24%

Liabilities:
Short-term borrowings	$13,023	$—	$ —	$—	$—	$13,023	$13,023
Average interest rate	1.20%	—	—	—	—	1.20%

The “less than 1 year” category contains $4.7 million and $6.7 million in mutual funds that do not have contractual maturities at December 31, 2004 and 2003, respectively.

Foreign Currency Risk

We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Europe. During 2004 and 2003, we utilized foreign currency forward exchange contracts to hedge foreign currency-denominated balance sheet positions. Under this program, increases or decreases in currency commitments and balance sheet positions, as translated into U.S. dollars, were primarily offset by realized gains and losses on the hedging instruments. Upon the maturity of these contracts, we do not anticipate using options to hedge anticipated and uncommitted transactions. The goal of the hedging program is to minimize the impact of foreign currency fluctuations on our results of operations. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

All of our unsettled foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. The following table provides information as of December 31, 2004 and 2003 about our derivative financial instruments, which are comprised of predominantly foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in our Consolidated Financial Statements. The table below presents the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of those contracts.

	December 31, 2004
	Notional Amount (Buy) Sell	Average Contract Rate	Estimated Fair Value-Gain (Loss)
	(In thousands, except for average contract rate)
Foreign currency forward exchange contracts:
Japanese yen	$103,035	106.61	$(4,846)
British pound	(5,155)	0.52	14
Euro	(15,653)	0.75	34
Singapore dollar	(13,921)	1.64	(14)
Taiwanese dollar	(18,249)	31.89	(63)
Korean won	(2,059)	1,044.10	2
Indian Rupee	(1)	44.05	—
	$47,997		$(4,873)

	December 31, 2003
	Notional Amount (Buy) Sell	Average Contract Rate	Estimated Fair Value-Gain (Loss)
	(In thousands, except for average contract rate)
Foreign currency forward exchange contracts:
Japanese yen	$34,991	111.56	$(3,026)
British pound	(4,346)	0.57	11
Euro	(8,136)	0.81	8
Singapore dollar	(7,410)	1.71	(4)
Taiwanese dollar	(10,868)	33.95	(23)
Korean won	(9,627)	1,193.30	38
	$(5,396)		$(2,996)

Item 8.	Financial Statements and Supplementary Data

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Net sales	$1,357,288	$925,070	$839,958
Cost of sales	692,158	545,070	461,435
Gross profit	665,130	380,000	378,523
Operating expenses:
Selling, general and administrative	194,652	165,618	154,172
Research and development	252,083	227,439	222,344
Acquired in-process research and development	6,124	—	9,003
Legal settlements	5,400	2,691	—
Restructuring and other charges	1,484	15,838	6,467
Bad debt recovery	—	—	(7,662)
Total operating expenses	459,743	411,586	384,324
Operating income (loss), net	205,387	(31,586)	(5,801)
Other income (expense):
Interest income	11,578	17,272	41,851
Interest expense	(2,133)	(909)	(1,020)
Other, net	8,359	(97)	(12,110)
Other income, net	17,804	16,266	28,721
Income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	223,191	(15,320)	22,920
Provision (benefit) for income taxes	66,501	(10,286)	—
Income (loss) before cumulative effect of a change in accounting principle	156,690	(5,034)	22,920
Cumulative effect of a change in accounting principle, net of tax of $33,067 for 2003	—	(62,780)	—
Net income (loss)	$156,690	$(67,814)	$22,920
Net income (loss) per share:
Basic
Income (loss) before cumulative effect of a change in accounting principle	$1.07	$(0.03)	$0.16
Cumulative effect of a change in accounting principle	—	(0.42)	—
Basic net income (loss) per share	$1.07	$(0.45)	$0.16
Diluted
Income (loss) before cumulative effect of a change in accounting principle	$1.06	$(0.03)	$0.15
Cumulative effect of a change in accounting principle	—	(0.42)	—
Diluted net income (loss) per share	$1.06	$(0.45)	$0.15
Shares used in basic per share calculations	145,956	150,680	144,371
Shares used in diluted per share calculations	147,937	150,680	148,748

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$106,117	$497,178
Short-term investments	481,645	508,835
Accounts receivable, net of allowance for doubtful accounts of $8,247 in 2004 and $7,655 in 2003	395,522	231,760
Inventories	261,046	199,100
Deferred tax assets, net	110,644	126,901
Prepaid and other current assets	14,350	8,214
Total current assets	1,369,324	1,571,988
Property and equipment, net	476,492	506,567
Restricted cash and cash equivalents	176,708	2,861
Goodwill	278,972	173,267
Intangible and other assets	100,336	84,217
Total assets	$2,401,832	$2,338,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,446	$53,537
Accrued payroll and related expenses	64,531	25,197
Accrued warranty	45,526	28,805
Other accrued liabilities	54,517	43,406
Income taxes payable	14,691	10,293
Deferred profit	71,216	46,821
Current obligations under lines of credit	3,103	13,023
Total current liabilities	324,030	221,082
Long-term debt	161,103	—
Other non-current liabilities	54,865	45,958
Total liabilities	539,998	267,040
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; authorized shares — 10,000; issued and outstanding shares — none	—	—
Common stock, no par value; authorized shares — 240,000; issued and outstanding shares — 140,306 in 2004 and 152,899 in 2003	1,473,829	1,574,239
Deferred stock compensation	(17,159)	(8,313)
Retained earnings	399,919	501,362
Accumulated other comprehensive income	5,245	4,572
Total shareholders’ equity	1,861,834	2,071,860
Total liabilities and shareholders’ equity	$2,401,832	$2,338,900

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$156,690	$(67,814)	$22,920
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	—	616	17,047
Gain on sale of equity investments	(303)	—	(4,602)
Cumulative effect of a change in accounting principle	—	62,780	—
Non-cash portion of restructuring and legal settlement	(7,779)	51,895	—
Loss on disposal of fixed assets	1,650	—	—
Bad debt recovery	—	—	(7,662)
Depreciation and amortization	89,244	69,570	44,310
Amortization of deferred compensation	4,093	3,329	1,626
Acquired in-process research and development	6,124	—	9,003
Income tax benefits from employee stock plans	—	—	19,427
Changes in operating assets and liabilities:
Accounts receivable	(146,073)	(32,562)	59,064
Inventories	(46,072)	5,299	19,972
Deferred income taxes	39,025	(14,550)	3,347
Prepaid and other current assets	(5,703)	22,586	44,080
Accounts payable	10,916	(18,064)	(4,107)
Accrued payroll and related expenses	31,350	(11,817)	(2,826)
Accrued warranty	14,718	(2,197)	(13,599)
Other accrued liabilities	3,415	(14,128)	(12,316)
Income taxes payable	3,747	(3,675)	6,113
Deferred profit	24,160	(8,792)	14,778
Net cash provided by operating activities	179,202	42,476	216,575
Cash flows from investing activities:
Purchases of short-term investments	(849,558)	(841,173)	(1,876,387)
Proceeds from sales of short-term investments	629,378	96,493	20,807
Proceeds from maturities of short-term investments	246,799	640,776	2,782,771
Capital expenditures	(31,732)	(31,685)	(27,134)
Decrease (increase) in restricted cash and cash equivalents	(173,847)	2,861	—
Decrease (increase) in intangible and other assets	(11,226)	2,858	9,407
Increase in synthetic lease collateral	—	—	(177,458)
Cash acquired from SpeedFam-IPEC acquisition, net	—	—	43,462
Purchase of Peter Wolters AG, net of cash acquired	(142,916)	—	—
Net cash provided by (used in) investing activities	(333,102)	(129,870)	775,468

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from financing activities:
Repayments of convertible subordinated debentures	—	(117,053)	(879,750)
Proceeds from employee stock compensation plans	38,706	75,651	54,434
Proceeds (repayments) from lines of credit, net	(10,044)	10,224	(23,380)
Proceeds from long-term debt	153,115	—	—
Payment on long-term debt	(10,362)	—	—
Repurchases of common stock	(410,188)	(1,312)	(78,177)
Net cash used in financing activities	(238,773)	(32,490)	(926,873)
Effects of exchange rate changes on cash and cash equivalents	1,612	1,218	34
Net increase (decrease) in cash and cash equivalents	(391,061)	(118,666)	65,204
Cash and cash equivalents at the beginning of the year	497,178	615,844	550,640
Cash and cash equivalents at the end of the year	$106,117	$497,178	$615,844
Supplemental disclosures:
Cash paid (received) during the year for:
Interest	$1,425	$909	$204
Income taxes, net	$23,908	$6,321	$(63,329)
Non-cash financing activities:
Issuance of common stock and stock options related to SpeedFam-IPEC acquisition, net of deferred compensation of $ 3,104	$—	$—	$166,736
Subordinated debt assumed from SpeedFam-IPEC acquisition	$—	$—	$116,437

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

			Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2001	143,606	$1,275,591	$(2,390)	$597,267	$1,526	$1,871,994
Components of comprehensive income:
Net income	—	—	—	22,920	—	22,920
Net change in unrealized losses on available-for-sale securities	—	—	—	—	(350)	(350)
Less: reclassification adjustment for gain on sale of an equity investment, net of tax of $ 966	—	—	—	—	(3,636)	(3,636)
Foreign currency translation adjustments	—	—	—	—	714	714
Comprehensive income						19,648
Issuance of common stock under employee compensation plans	2,870	54,434	—	—	—	54,434
Issuance of common stock and assumption of stock options in connection with the acquisition of SpeedFam-IPEC	5,733	169,840	(3,104)	—	—	166,736
Issuance of restricted common stock	100	3,811	(3,811)	—	—	—
Amortization of deferred compensation	—	—	1,626	—	—	1,626
Income tax benefits realized from activity in employee stock plans	—	19,427	—	—	—	19,427
Repurchases of common stock	(3,190)	(28,143)	—	(50,034)	—	(78,177)
Balance at December 31, 2002	149,119	1,494,960	(7,679)	570,153	(1,746)	2,055,688
Components of comprehensive loss:
Net loss	—	—	—	(67,814)	—	(67,814)
Net change in unrealized loss on available-for-sale securities	—	—	—	—	172	172
Foreign currency translation adjustments	—	—	—	—	6,146	6,146
Comprehensive loss						(61,496)
Issuance of common stock under employee compensation plans	3,696	75,651	—	—	—	75,651
Issuance of restricted common stock, net	116	3,963	(3,963)	—	—	—
Amortization of deferred compensation	—	—	3,329	—	—	3,329
Repurchases of common stock	(32)	(335)	—	(977)	—	(1,312)
Balance at December 31, 2003	152,899	1,574,239	(8,313)	501,362	4,572	2,071,860
Components of comprehensive income:
Net income	—	—	—	156,690	—	156,690
Net change in unrealized loss on available-for-sale securities	—	—	—	—	(571)	(571)
Less: reclassification adjustment for gain on sale of available-for-sale securities	—	—	—	—	(303)	(303)
Foreign currency translation adjustments, net of tax of $ 4,194	—	—	—	—	1,547	1,547
Comprehensive income						157,363
Issuance of common stock under employee compensation plans, net	1,731	38,847	—	(141)	—	38,706
Issuance of restricted common stock, net	450	12,939	(12,939)	—	—	—
Amortization of deferred compensation	—	—	4,093	—	—	4,093
Repurchases of common stock	(14,774)	(152,196)	—	(257,992)	—	(410,188)
Balance at December 31, 2004	140,306	$1,473,829	$(17,159)	$399,919	$5,245	$1,861,834

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Business

Novellus Systems, Inc. is primarily a supplier of semiconductor manufacturing equipment used in the fabrication of integrated circuits. We are focused on delivering innovative interconnect products and technologies that meet the increasingly complex and demanding needs of the world’s largest semiconductor manufacturers. The semiconductor manufacturing equipment that we build, market and service provides today’s semiconductor device manufacturers with high productivity and low cost of ownership.

As part of our growth strategy, from time to time we make acquisitions. On June 28, 2004, we acquired Peter Wolters AG, a manufacturer of high-precision machine manufacturing tools. The acquisition was accounted for as a purchase business combination. Our consolidated financial statements for 2004 include the financial position, results of operations and cash flows of Peter Wolters from the date of acquisition. With the acquisition of Peter Wolters AG, Novellus entered into the Industrial Applications market segment for the first time.

On December 6, 2002, we acquired SpeedFam-IPEC, Inc., a global supplier of chemical mechanical planarization (CMP) systems used in the fabrication of advanced copper interconnects. The acquisition was accounted for as a purchase business combination and qualified as a tax-free reorganization under IRS regulations. Our Consolidated Financial Statements for 2004, 2003 and 2002 include the financial position, results of operations and cash flows of SpeedFam-IPEC from date of acquisition.

Note 2.    Significant Accounting Policies

Principles of Consolidation and Basis of Presentation — The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries after elimination of all significant intercompany account balances and transactions. Certain prior year amounts in the Consolidated Financial Statements and the notes thereto have been reclassified to conform to the 2004 presentation.

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

In our consolidated statements of operations we recognize stock-based compensation, measured at the intrinsic value, on the graded vesting method over the vesting periods for restricted stock awards and stock options, which is generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense recorded in earlier years than the straight-line method.

In the disclosure presented below we recognize stock-based compensation, measured at the fair value, on the graded vesting method over the vesting periods for restricted stock awards and stock options, which is generally four years, and for employee purchases of common stock under our employee stock purchase plan, which is generally six months. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense recorded in earlier years than the straight-line method.

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

Note 2.    Significant Accounting Policies (Continued)

Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, we would have reported pro forma net income (loss) and net income (loss) per share as follows (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$156,690	$(67,814)	$22,920
Add back:
Intrinsic value method expense included in reported net income (loss), net of tax	2,906	2,186	1,178
Less:
Fair value method expense, net of tax	(49,086)	(66,063)	(70,232)
Pro-forma net income (loss)	$110,510	$(131,691)	$(46,134)
Pro-forma basic net income (loss) per share	$0.76	$(0.87)	$(0.32)
Pro-forma diluted net income (loss) per share	$0.75	$(0.87)	$(0.32)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in 2004, 2003 and 2002:

	2004		2003		2002
Dividend yield	None		None		None
Expected volatility	74%		78%		85%
Risk free interest rate	2.7%		2.1%		3.1%
Expected lives	3.6	years	3.6	years	3.1	years

The weighted-average fair value of options granted during the year was $ 15.45, $ 21.56 and $ 17.67 for 2004, 2003 and 2002, respectively. The effects of applying SFAS No. 123 on pro forma disclosures are not likely to be representative of the effects on pro forma disclosures of future periods.

The pro forma net income (loss) and net income (loss) per share listed above include expense related to our employee stock purchase plans. The fair value of issuances under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions for issuances made in 2004, 2003 and 2002:

	2004		2003		2002
Dividend yield	None		None		None
Expected volatility	43%		47%		72%
Risk free interest rate	1.6%		1.3%		2.0%
Expected lives	1/2	year	1/2	year	1/2	year

The weighted average fair value of purchase rights granted during the year was $8.04, $9.52 and $12.88 for 2004, 2003 and 2002, respectively.

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

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Significant Accounting Policies (Continued)

intent is to accurately state our assets and liabilities given facts known at the time of valuation. Our assumptions may prove incorrect as facts change in the future. Actual results may differ materially from these estimates under different assumptions or conditions.

Revenue Recognition — We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, which superseded the earlier related guidance in SAB 101. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured.

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

Installation services are not essential to the functionality of the delivered equipment. As provided for in Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” we allocate revenue based on the residual method as a fair value has been established for installation services. However, since final payment is not typically billable until customer acceptance, we defer revenue for the final payment until customer acceptance.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is included in other accrued liabilities.

Cash, Cash Equivalents and Short-Term Investments — We consider all highly liquid debt instruments with insignificant interest rate risk and original maturities of ninety days or less to be cash equivalents. Investments with original maturities greater than three months which are available for use in current operations are considered to be short-term investments. Our short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity. The fair value of short-term investments is based on quoted market prices. Gains and losses and declines in fair value that are other than temporary are recorded in earnings when realized. The cost of securities sold is based on the specific identification method.

Restricted Cash and Cash Equivalents — We maintain certain amounts of cash and cash equivalents on deposit which are restricted from general use. These amounts are used primarily to secure our Euro Loan (see Note 10).

Allowance for Doubtful Accounts —We evaluate our allowance for doubtful accounts based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we provide a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We charge accounts receivable balances against our allowance for doubtful accounts once we have concluded our collection efforts. Accounts receivable is considered past due in accordance with the contractual terms of the arrangement.

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

Deferred Tax Assets — We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance at December 31, 2004 relates primarily to acquired

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Significant Accounting Policies (Continued)

net operating loss carryforwards and foreign tax credits that are not realizable until 2007 and beyond. The valuation allowance includes $44.0 million related to acquired deferred tax assets of SpeedFam-IPEC which will be credited to goodwill when realized, and $32.9 million related to stock option deductions which will be credited to equity when realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

Machinery and equipment	3–10 years
Furniture and fixtures	5–10 years
Buildings	30–40 years
Building improvements	Shorter of useful life or remaining lease term

Goodwill and Other Intangible Assets — We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In accordance with our policy, we completed the goodwill impairment test in the fourth quarter of 2004. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of the asset exceeds the fair value. The results of our impairment tests did not indicate impairment.

Investments in non-marketable equity securities — We record investments in non-marketable equity securities at historical cost or, if we have significant influence over the investee, using the equity method of accounting. At December 31, 2004 and December 31, 2003, we did not have any equity securities that required the equity method of accounting. Non-marketable equity securities are included in other assets. The carrying value of non-marketable equity securities as of December 31, 2004 was $2.5 million. At December 31, 2003, we did not have any investments in non-marketable equity securities. Non-marketable securities are periodically reviewed for impairment, which is based on an analysis of factors that may have adverse affects on the fair value of the investment. No impairment existed at December 31, 2004.

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

Certain restructuring charges related to asset impairments are recorded in accordance with SFAS No. 144 and SAB 100. Accordingly, restructuring accruals are recorded when management initiates an exit plan that will cause us to incur costs that have no future economic benefit. The restructuring accrual related to vacated facilities is calculated net of estimated sublease income. Sublease income is estimated based on current market quotes for similar properties. If we are unable to sublet the vacated properties on a timely basis or if we are forced to sublet them at lower rates due to changes in market conditions, we will adjust the accruals accordingly.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Significant Accounting Policies (Continued)

Contingencies and Litigation — We assess the probability of adverse judgments in connection with current and threatened litigation. We would accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost. We have made no such accruals as of December 31, 2004.

Foreign Currency Translation — For all of our foreign subsidiaries, the local currency is the functional currency. Accordingly, translation gains or losses related to these foreign subsidiaries are included as a component of accumulated other comprehensive income (loss).

Forward Foreign Exchange Contracts — Forward foreign exchange contracts are used to hedge against the short-term impact of foreign currency fluctuations on intercompany accounts payable denominated in U.S. dollars recorded by our Japanese subsidiary. We also enter into forward foreign exchange contracts to buy and sell foreign currencies to hedge the parent’s intercompany balances denominated in a currency other than the U.S. dollar. In 2004 and 2003, these hedging contracts were denominated primarily in the Japanese Yen, Singapore Dollar and the Taiwanese Dollar. The forward foreign exchange contracts we use are generally short-term in nature. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. All unsettled foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. Net foreign currency gains and losses for effective and ineffective hedges are recorded in our results of operations.

Shipping and Handling Costs — Shipping and handling costs are included as a component of cost of sales.

Advertising Expenses — We expense advertising costs as incurred. Advertising expenses for 2004, 2003 and 2002 were $2.9 million, $1.9 million and $2.7 million, respectively.

Concentrations and Other Risks — We use financial instruments that potentially subject us to concentrations of credit risk. Such instruments include cash equivalents, short-term investments, accounts receivable and financial instruments used in hedging activities. We invest our cash in cash deposits, money market funds, commercial paper, certificates of deposit, readily marketable debt securities, or medium-term notes. We place our investments with high-credit quality financial institutions, which limits the credit exposure from any one financial institution or instrument. To date, we have not experienced significant losses on these investments.

We sell a significant portion of our systems to a limited number of customers. System sales to our ten largest customers in 2004, 2003 and 2002 accounted for 69%, 76% and 79% of our total system sales, respectively. One customer accounted for 11% of receivables at December 31, 2004. No customer accounted for more than 10% of our accounts receivable as of December 31, 2003. We expect sales of our products to relatively few customers will continue to account for a high percentage of our total system sales in the foreseeable future. None of our customers have entered into a long-term purchase agreements that would require them to purchase our products.

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

Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry.

Recent Accounting Pronouncements — In March 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” or EITF No. 03-1. EITF No. 03-1 includes guidance for determining and recording impairment for both debt and equity securities. EITF No. 03-1 also requires additional disclosure for investments that are deemed to be temporarily

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Significant Accounting Policies (Continued)

impaired under the standard. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1, or FSP EITF 03-1-1. Effective upon issuance, FSP EITF 03-1-1 delayed, indefinitely, certain measurement and recognition guidance contained in EITF No. 03-1. Disclosures required under EITF No. 03-1 are included within Note 2 and Note 3 of the Notes to our Consolidated Financial Statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). We are required to adopt SFAS No. 151 on January 1, 2006 and its adoption is not expected to have a significant impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for us for nonmonetary asset exchanges beginning in the third quarter of 2005. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial position or results of operations.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” or Opinion 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in the unrevised Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the beginning of our fiscal third quarter, with early adoption permitted. We expect to adopt Statement 123(R) on July 3, 2005.

As permitted by the unrevised Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method, under which we generally do not record compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were zero in 2004 and 2003, and $19.4 million in 2002.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Financial Instruments

Short-term Investments

The cost and estimated fair value of our short-term investments are as follows (in thousands):

	December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$25,610	$—	$(155)	$25,455
Municipal securities	272,559	324	(617)	272,266
Corporate securities	34,258	—	(125)	34,133
Tax-exempt auction rate notes	145,050	—	—	145,050
Mutual funds	5,155	—	(414)	4,741
Total	$482,632	$324	$(1,311)	$481,645

	December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$287,417	$78	$(67)	$287,428
Municipal securities	53,057	16	(27)	53,046
Commercial paper	6,970	10	—	6,980
Corporate securities	52,500	57	(23)	52,534
Tax-exempt auction rate notes	102,125	—	—	102,125
Mutual funds	6,941	374	(593)	6,722
Total	$509,010	$535	$(710)	$508,835

For the year ended December 31, 2004, gross realized gains and losses on short-term investments were $0.4 million and $0.1 million, respectively. For the year ended December 31, 2003, gross realized gains or losses on short-term investments were not significant. The maturities of our restricted cash and cash equivalents and our short-term investments as of December 31, 2004 are as follows (in thousands):

December 31, 2004	Amount
Due in less than one year	$327,987
Due in 1 to 3 years	157,505
Due in 3 to 5 years	5,000
Due in 5 to 10 years	6,715
Due in greater than 10 years	161,146
Total	$658,353

Securities with contractual maturities of over three years are either auction rate securities or variable rate demand notes. While the contractual maturities are long-term, we believe the securities are highly liquid and that the Company can take advantage of interest rate re-set periods of between one and thirty-five days to liquidate the securities. Management has the ability and intent, if necessary, to liquidate these investments to fund operations within the next twelve months and accordingly has classified all non-restricted investments as short-term investments in the Consolidated Balance Sheets. The “due in less than one year” category contains $4.7 million in mutual funds that do not have contractual maturities.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Financial Instruments (Continued)

The breakdown of the short-term investments with unrealized losses at December 31, 2004 is as follows (in thousands):

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$25,455	$(155)	$—	$—	$25,455	$(155)
Municipal securities	168,688	(617)	—	—	168,688	(617)
Corporate securities	26,572	(107)	7,561	(18)	34,133	(125)
Mutual funds	—	—	4,741	(414)	4,741	(414)
Total	$220,715	$(879)	$12,302	$(432)	$233,017	$(1,311)

The gross unrealized losses related to investments are primarily due to changes in interest rates. We view these unrealized losses as temporary in nature. We review our investment portfolio for possible impairment. Impairment is based on an analysis of factors that may have adverse affects on the fair value of the investment. Factors considered in determining whether a loss is temporary include the stability of the credit quality, the structure of the security and the ability to hold the investment to maturity.

Fair Value of Other Financial Instruments

The carrying and estimated fair values of our other financial instruments are as follows (in thousands):

	December 31,
	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Restricted cash & cash equivalents — non-current	$176,708	$176,708	$2,861	$2,861
Current obligations under lines of credit	3,103	3,103	13,023	13,023
Long-term debt	161,103	161,103	—	—

For certain of our financial instruments, including restricted investments and current obligations under our lines of credit, the carrying amounts approximate fair value due to their short maturities. The investments included in non-current restricted investments are all cash and cash equivalents. The estimated fair values of our restricted investments in 2004 and 2003 are based on quoted prices as of December 31, 2004 and December 31, 2003, respectively. Our long-term debt is not publicly traded and is denominated in Euros. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods. The estimated fair value of the long-term debt is based primarily on borrowing rates currently available to the company for bank loans with similar terms and maturities.

Financial Instruments with Off-Balance Sheet Risk

As part of our asset and liability management, we enter into various types of transactions that involve financial instruments with off-balance sheet risk. We enter into foreign forward exchange contracts in order to manage foreign exchange risk. The notional amounts, carrying amounts and estimated fair values of our foreign currency forward exchange contracts are as follows (in thousands):

	December 31,
	2004			2003
	Notional Amount	Carrying Amount	Estimated Fair Value	Notional Amount	Carrying Amount	Estimated Fair Value
Sell (buy) foreign currencies	$47,997	$(4,873)	$(4,873)	$(5,396)	$(2,996)	$(2,996)

The fair value of our foreign forward exchange contracts is calculated based on quoted market prices or pricing models using current market rates as of December 31, 2004 and 2003, respectively.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Financial Instruments (Continued)

Interest Rate Swap

In our acquisition of Peters Wolters AG, we acquired an interest rate and currency swap, which is marked to market at the end of each reporting period. The swap has a notional amount of $1.4 million and expires in September 2006. The fair market value adjustment as of December 31, 2004 was not significant.

Note 4.	Balance Sheet Details

Inventories

	December 31,
	2004	2003
	(In thousands)
Purchased and spare parts	$192,935	$146,399
Work-in-process	54,586	37,502
Finished goods	13,525	15,199
Total inventories	$261,046	$199,100

Property and equipment, net

	December 31,
	2004	2003
	(In thousands)
Property and equipment:
Machinery and equipment	$561,392	$530,925
Buildings and land	246,334	235,304
Building improvements	84,229	84,720
Furniture and fixtures	21,438	19,628
	913,393	870,577
Less accumulated depreciation	436,901	364,010
Total property and equipment	$476,492	$506,567

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $80.2 million, $58.7 million and $44.7 million, respectively.

Accrued warranty

Changes in our accrued warranty liability were as follows (in thousands):

	Years Ended December 31,
	2004	2003
Balance, beginning of period	$28,805	$31,002
Warranties issued	77,267	42,229
Settlements	(66,698)	(47,270)
Peter Wolters AG balance at acquisition	2,367	—
Changes in liability for pre-existing warranties, including expirations	3,785	2,844
Balance, end of period	$45,526	$28,805

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted-average number of outstanding shares of common stock excludes shares of restricted stock subject to repurchase.

Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding, including shares of restricted common stock subject to repurchase and, when dilutive, potential shares from stock options to purchase common stock, using the treasury stock method and from convertible securities on an as-if-converted basis.

Reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except for per share amounts):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$156,690	$(67,814)	$22,920
Denominator:
Basic weighted-average shares outstanding	145,956	150,680	144,371
Employee stock options and restricted stock	1,981	—	4,377
Diluted weighted-average shares outstanding	147,937	150,680	148,748
Basic net income (loss) per share	$1.07	$(0.45)	$0.16
Diluted net income (loss) per share	$1.06	$(0.45)	$0.15

Options to purchase 15.2 million, 8.8 million and 8.7 million shares of common stock at weighted-average prices of $38.85, $43.13 and $42.60 per share were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of diluted net income per common share because the effect would be anti-dilutive.

Note 6.	Goodwill and Other Intangible Assets

Goodwill

Changes in goodwill are as follows (in thousands):

	Years ended
	2004	2003
Balance, beginning of period	$173,267	$163,136
SpeedFam-IPEC adjustment	(11,037)	10,131
Peter Wolters AG acquisition	104,221	—
Peter Wolters AG adjustment	414	—
Foreign currency translation	12,107	—
Balance, end of period	$278,972	$173,267

We completed the annual goodwill impairment test in the fourth quarters of 2004 and 2003 in accordance with our policy. We also completed a goodwill impairment test in the third quarter of 2003 in conjunction with our restructuring activities. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. The results of our impairment tests did not indicate impairment.

During 2004, we determined that certain tax accruals recorded during the acquisition of SpeedFam-IPEC in 2002 were no longer required, and we accordingly reversed $11.0 million against goodwill. As a result of our acquisition of Peter Wolters AG on June 28, 2004, we recorded goodwill in the amount of $104.2 million, which is subject to foreign currency translation effects. The related foreign currency translation effects for the year ended

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.    Goodwill and Other Intangible Assets (Continued)

December 31, 2004 resulted in an increase to goodwill of $12.1 million. Additionally, we recorded an increase to goodwill of $0.4 million related to a property tax accrual associated with the acquisition of Peter Wolters AG.

In 2003, we recorded a net increase to goodwill of approximately $10.1 million. The adjustment to goodwill is a result of additional purchase price costs and the reallocation of the initial estimated purchase price allocation for the acquisition of SpeedFam-IPEC.

The goodwill associated with the Peter Wolters acquisition is attributable to the Industrial Applications Group operating segment, as are the translation-related changes to goodwill and the adjustment of $0.4 million related to a property tax accrual. All other goodwill, including any adjustments made to goodwill during 2004 is attributable to the Semiconductor Group operating segment.

Intangible Assets

Our acquired intangible assets (in thousands):

December 31, 2004	Gross	Accumulated Amortization	Net
Patents	$4,197	$(525)	$3,672
Developed technology	28,095	(6,928)	21,167
Trademark	6,809	(340)	6,469
Other intangible assets	138	(81)	57
Total	$39,239	$(7,874)	$31,365

December 31, 2003	Gross	Accumulated Amortization	Net
Patents	$11,680	$(10,912)	$768
Developed technology	17,380	(3,138)	14,242
Other intangible assets	1,160	(1,093)	67
Total	$30,220	$(15,143)	$15,077

The amortization expense for the identifiable intangible assets was approximately $7.9 million, $3.6 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our estimated amortization expense for the identifiable intangible assets for each of the next five fiscal years will be approximately $6.1 million for 2005 through 2007, $5.8 million for 2008 and $3.2 million for 2009. As of December 31, 2004, we have no identifiable intangible assets with indefinite lives. During 2003, we wrote off $5.5 million of purchased technology. For further discussion of this write-off, see Note 9.

Note 7.	Business Combination

On June 28, 2004, we acquired all of the outstanding stock of Peter Wolters AG, a privately-held manufacturer of high-precision machine manufacturing tools based in Rendsburg, Germany. The acquisition of Peter Wolters enables us to diversify our product offerings. We funded the purchase price of the acquisition, excluding transaction costs, with approximately $149.5 million of borrowings under a credit facility. For further discussion regarding the credit facility, see Note 10. Under the terms of the purchase agreement, we deposited ten percent of the purchase price into escrow. The escrow amount will be released to the former shareholders of Peter Wolters on June 25, 2005, to the extent we have not made claims against the escrow for pre-acquisition contingencies.

The acquisition of Peter Wolters was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” Tangible and intangible assets and liabilities were recorded at their estimated fair value.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.    Business Combination (Continued)

The preliminary purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Cash consideration	$149,512
Estimated transaction costs	2,100
Total purchase price	$151,612

Cash and cash equivalents	$8,696
Accounts receivable	10,560
Inventory	25,216
Deferred tax asset	1,454
Prepaid expenses and other current assets	147
Property, plant and equipment	19,492
Goodwill	104,221
Developed technology	9,600
Customer backlog	2,400
Trademark/Tradename	6,100
Other assets	23
Accounts payable	(4,726)
Accrued payroll and related expenses	(7,399)
Accrued warranty	(1,761)
Other current liabilities	(6,634)
Deferred tax liability	(8,306)
Income tax payable	(102)
Long-term debt	(967)
Other long-term liabilities	(6,402)
Total net assets acquired	$151,612

Intangible Assets — As of the closing of our acquisition of Peter Wolters on June 28, 2004, $18.1 million of the total purchase price was allocated to intangible assets subject to amortization. Included in these intangible assets are developed and core technologies, customer backlog and trademark/trade name rights with weighted average lives of 6.0, 0.5, and 10.0 years, respectively. The weighted average life for all intangibles acquired in the acquisition was 6.6 years.

Goodwill — The potential value of the combined companies’ products and technologies contributed to a purchase price that resulted in goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes and is not subject to amortization, however, it is to be tested for impairment at least annually in accordance with SFAS No. 142. Approximately $104.2 million of the total purchase price was allocated to goodwill upon the closing of our acquisition of Peter Wolters on June 28, 2004. Subsequent to the acquisition date, we recorded an additional liability related to a property tax accrual of $0.4 million with a corresponding increase to goodwill.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.    Business Combination (Continued)

Unaudited Pro Forma Results — The following table represents the unaudited pro forma consolidated results of operations, assuming the acquisition of Peter Wolters was consummated as of the beginning of the periods presented. The unaudited pro forma information has been prepared for comparative purposes only and may not be indicative of what operating results would have been if the acquisition had taken place at the beginning of the periods presented. In addition, the unaudited pro forma information may not be indicative of future operating periods. The combined operating results below consist of historical results of Novellus and Peter Wolters for the years ended December 31, 2004 and 2003.

	December 31,
(in thousands, except per share data)	2004	2003
Net sales	$1,396,391	$974,127
Income (loss) before cumulative effect of a change in accounting principle	$158,766	$(8,071)
Cumulative effect of change in accounting principle, net of tax	$—	$(62,780)
Net income (loss)	$158,766	$(70,851)
Diluted net income (loss) per share	$1.07	$(0.47)

Note 8.	Asset Purchase Transaction

In April 2004, we acquired Angstron Systems, Inc., a developer of atomic layer deposition technology for advanced semiconductor manufacturing for total consideration of approximately $9.8 million, including transaction costs of approximately $0.3 million. We evaluated the business combination criteria within SFAS No. 141, and, after consideration of these criteria and the criteria included within EITF No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, determined that the purchase of Angstron represented a purchase of assets rather than a business combination, and accordingly, the tangible assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The intangible assets acquired were valued under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” A portion of the purchase price was allocated to existing technology and acquired in-process research and development (“IPR&D”). The assets were identified and valued through analysis of data concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks.

Those developmental projects that had not reached technological feasibility and had no alternative future use were classified as IPR&D and expensed in the second quarter of 2004. The nature of the efforts required to develop the IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Cash consideration	$9,500
Estimated transaction costs	320
Total purchase price	$9,820

Patents	$4,197
Acquired in-process research and development	6,124
Tangible assets acquired	265
Deferred tax liability, net	(267)
Liabilities assumed	(499)
Total net assets acquired	$9,820

The estimated useful life for all patents acquired in the acquisition was 6.0 years.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Restructuring and Other Charges

As of December 31, 2004, substantially all actions under the 2004, 2003, 2002 and 2001 restructuring plans had been completed, except for payments of future rent obligations of $41.7 million, which are to be paid in cash through year 2017. All restructuring and other charges are related to the semiconductor segment.

The following table summarizes activity related to restructuring charges that we recorded in the three years ended December 31, 2004 (in thousands):

	Facilities	Asset Impairment	Severance	Acquisition Expense	Total	Inventory Write- down
Balance at December 31, 2001	$26,849	$—	$—	$—	$26,849	$—
Restructuring charges for 2002	1,478	—	4,989	—	6,467	—
SpeedFam-IPEC restructuring charges	27,024	—	251	1,253	28,528	—
Cash payments	(9,783)	—	(4,989)	—	(14,772)	—
Balance at December 31, 2002	45,568	—	251	1,253	47,072	—
Restructuring charges for 2003	4,088	7,943	3,807	—	15,838	43,952
SpeedFam-IPEC acquisition adjustment	11,032	—	—	—	11,032	—
Cash payments	(9,828)	—	(3,466)	(138)	(13,432)	—
Non-cash adjustment	(347)	(7,943)	—	—	(8,290)	(43,952)
Balance at December 31, 2003	50,513	—	592	1,115	52,220	—
Restructuring charges (benefits) for 2004	(923)	1,220	1,187	—	1,484	—
SpeedFam-IPEC acquisition adjustment	—	—	—	(799)	(799)	—
Non-cash adjustment	—	(1,057)	—	—	(1,057)	—
Cash payments	(7,909)	—	(1,619)	(118)	(9,646)	—
Balance at December 31, 2004	$41,681	$163	$160	$198	$42,202	$—

In 2004, we incurred a net restructuring charge of $1.5 million to align our research and development and manufacturing operations with current business conditions. The restructuring charge is comprised of $1.2 million for asset write-offs, $1.2 million for severance and a reversal of $0.9 million for facilities. These charges are included in restructuring and other charges in the consolidated statement of operations.

In the third quarter of 2003, we announced a restructuring plan to align our cost structure with current business conditions. The restructuring plan resulted in a pre-tax charge of $59.8 million in the third quarter, which is comprised of $44.0 million for the write-down of inventory, $7.9 million for asset write-offs (including fixed assets and purchased technology), $4.1 million for vacated facilities, and $3.8 million for severance. The inventory charge is included in cost of sales and the other charges are included in restructuring and other charges in the consolidated statement of operations.

The restructuring charges in 2002 include approximately $28.5 million incurred in connection with exiting activities of SpeedFam-IPEC that were recognized as liabilities assumed in the purchase business combination. These activities relate primarily to facilities-related charges of $27.0 million, severance-related charges of $0.3 million and other costs associated with exiting activities of SpeedFam-IPEC of $1.2 million.

Facilities

During the third quarter 2004, we entered into a sublease for a building in the U.S. that was previously included in our estimate of future costs to be incurred under the 2001 restructuring plan. We have revised our estimate of future facilities-related expenses based primarily on this sublease and recorded a reduction of $0.9 million in the accrual.

The facilities restructuring charge in the third quarter of 2003 primarily relates to abandoned corporate facilities from our January 2001 acquisition of GaSonics International Corporation. The charge consists of $1.1 million of repair and restoration costs and $3.0 million related to the decrease in our future sublease income estimate noted above. In addition to the restructuring charge, we further lowered our estimate of future sublease income on abandoned facilities from the SpeedFam-IPEC acquisition by $11.0 million. The SpeedFam-IPEC facilities adjustment resulted in an increase to goodwill due to a reallocation of our purchase price. For further discussion on the goodwill increase, see Note 6.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.    Restructuring and Other Charges (Continued)

The facility-related charges of $27.0 million in 2002 were attributable to the closure and/or subletting of excess SpeedFam-IPEC office space, primarily in the U.S. and Asia. The majority of the facility-related charges consisted of remaining rent obligations and restoration costs offset by estimated sublease income of approximately

$44.1 million. The estimated costs of abandoning these leased facilities, including estimated sublease income, were based primarily on market information. In the third quarter of 2003, we lowered the estimated sublease income related to the SpeedFam-IPEC facilities by $11.0 million, as discussed above. During 2002 an additional charge of $1.5 million was recorded due to a decrease in our future sublease income estimate.

Asset Impairment

In the fourth quarter of 2004, we abandoned R&D assets in the U.S. and recorded a charge of $1.2 million. We do not expect to recover the carrying value of these assets through future cash flows.

In the third quarter of 2003, we abandoned assets and wrote off purchased technology of $7.9 million. The charge for abandoned assets of $2.4 million primarily related to previous generation lab equipment. These assets were abandoned as we did not expect to recover the carrying value through future cash flows. The write-off of purchased technology of $5.5 million relates to technology previously purchased from a third party vendor for use in certain research and development projects. The purchased technology was written off as these research and development projects were cancelled and there was no estimated future economic benefit for the purchased technology.

Severance

In the fourth quarter of 2004, we reduced our workforce by approximately 3% in response to market conditions and recorded charges of $1.2 million, primarily for the cost of severance compensation. This workforce reduction affected approximately 80 people primarily within our manufacturing and research and development functions in the US. Substantially all of these severance-related charges had been paid as of December 31, 2004.

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

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.    Restructuring and Other Charges (Continued)

Furthermore, the levels of required spares inventory were reduced due to a streamlining of our worldwide spares distribution system. These changes resulted in a portion of our inventory becoming excess or obsolete and led to a $44.0 million write-down of inventory.

Note 10.	Long-term Debt

On June 28, 2004, we borrowed $153.1 million to fund the acquisition of Peter Wolters AG and for general corporate purposes. The credit arrangement allows for periodic borrowings in Euros, with an interest rate equal to the Eurocurrency Rate plus 0.2% (2.35% at December 31, 2004) and requires us to maintain certain financial covenants. We were in compliance with our debt covenants as of December 31, 2004. The outstanding balance of $160.2 million is recorded as long-term debt at December 31, 2004. This credit facility is required to be secured by cash or marketable securities on deposit and is due and payable on or before June 25, 2009. Amounts to secure this borrowing are included within restricted cash and cash equivalents on the consolidated balance sheets at December 31, 2004.

One of our subsidiaries also maintains a borrowing of $0.9 million at December 31, 2004. This facility is for general corporate purposes and bears interest of 4.82% at December 31, 2004. Amounts under this credit arrangement are due and payable in installments through June 30, 2009.

At December 31, 2004, we have an aggregate amount of $10.7 million available for future borrowing under our long-term borrowing arrangements.

Note 11.	Other, net

The components of other, net within the consolidated statements of operations are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Litigation proceeds	$8,000	$—	$—
Gain on sale of equity security	—	—	4,602
Write-off of debt issuance costs	—	—	(17,047)
Other income	2,160	1,168	163
Other expense	(761)	(345)	—
Foreign currency gain (loss), net	(1,040)	(920)	172
Total other, net	$8,359	$(97)	$(12,110)

Note 12.	Commitments and Guarantees

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity. An entity is considered a variable interest entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46 on June 29, 2003.

Pursuant to the guidelines of FIN 46, we concluded that the lessor in our synthetic leases was a variable interest entity and that we were the primary beneficiary of the variable interest entity. As such, we were required to consolidate the variable interest lessor beginning on June 29, 2003. Additionally, since each of the other lessees involved with this lessor had a variable interest in specified assets and liabilities of the variable interest lessor, we were only required to consolidate the specific assets, liabilities, and operating results associated with our synthetic leases. As a result of the early adoption of FIN 46, we recorded a non-cash charge of approximately $62.8 million,

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.    Commitments and Guarantees (Continued)

net of tax, in the third quarter of fiscal 2003 as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The gross charge represented approximately $95.8 million of pre-tax depreciation that would have been recorded had we consolidated these assets from inception of the leases. As a result of the adoption of FIN 46 and the exercise of our option to purchase the properties subject to the synthetic leases in September 2003, property and equipment increased on a net basis by approximately $360.6 million and notes receivable and other non-current assets decreased by $456.4 million. The purchase of these properties in September 2003 eliminated our interest in the variable interest entity.

The consolidation and subsequent purchase of the facilities previously accounted for as synthetic leases increased our depreciation expense by approximately $8.5 million per quarter and decreased both our rent expense and interest income by approximately $3.0 million per quarter from 2002 levels. The adoption of FIN 46 and the exercise of our purchase option had no impact on our liquidity.

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate during the ordinary course of business. As of December 31, 2004, the maximum potential amount of future payments that we could be required to make under these letters of credit was approximately $4.4 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Guarantee Arrangements

We have guarantee arrangements on behalf of certain of our consolidated subsidiaries. These guarantee arrangements are for line-of-credit borrowings, overdrafts and operating leases. The available short-term credit facilities with various financial institutions total $57.8 million, of which $54.7 million was unutilized as of December 31, 2004. These credit facilities bear interest at various rates, expire on various dates through December 2005 and are used for general corporate purposes. As of December 31, 2004, our subsidiaries had $3.1 million outstanding under the short-term lines of credit at a weighted-average interest rate of 5.0%.

We also have available long-term credit facilities with various institutions that total $171.8 million, of which $10.7 million was unutilized as of December 31, 2004. The long-term credit facilities are used to fund the acquisition of Peter Wolters AG and for general corporate purposes. These credit facilities bear interest at various rates and expire in June 2009. As of December 31, 2004, we had $161.1 million in long-term outstanding debt.

In the event of default of these facilities by our subsidiaries, we would guarantee up to a maximum exposure of $48.8 million as of December 31, 2004.

In addition, we guarantee the lease arrangements of certain subsidiaries. These subsidiary leases will expire between 2005 and 2010. In the event that our subsidiaries do not make the required payments, we could be required to make payments on the leases on their behalf. The annual lease obligations under these arrangements are included in our consolidated minimum lease payments table below. As of December 31, 2004, we have not recorded any liability related to guarantees of subsidiary obligations. Based on historical experience and information currently available to us, we do not believe it is probable that any amounts will be required to be paid under these guarantee arrangements.

Lease Commitments

We have non-cancelable operating leases for various facilities. Rent expense was approximately $11.0 million, $13.1 million and $10.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, net of sublease income of $3.7 million, $7.9 million and $7.4 million, respectively. Certain of the operating leases contain provisions which permit us to renew the leases at the end of their respective lease terms.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.    Commitments and Guarantees (Continued)

The following is a table summarizing future minimum lease payments under all non-cancelable operating leases, with initial or remaining terms in excess of one year (in thousands).

	Years Ending December 31,
	2005	2006	2007	2008	2009	Thereafter	Sublease Income	Net Total
Non-cancelable operating leases	$12,626	$12,231	$7,220	$7,081	$7,222	$39,543	$(17,509)	$68,414

Purchase Commitments

We have firm purchase commitments with various suppliers to ensure the availability of components. Our minimum obligation at December 31, 2004 under these arrangements was $45.9 million. All amounts under these arrangements are due in 2005. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties.

Note 13.	Litigation

Applied Materials, Inc.

On September 20, 2004, we settled all pending patent litigation with Applied Materials, Inc. by entering into a Binding Memorandum of Understanding, referred to herein as an MOU, with Applied. The MOU was effective as of September 3, 2004.

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

Settlement

Under the terms of the MOU, all then pending patent litigation between us and Applied was dismissed with prejudice. As part of the settlement, Applied agreed to pay us $8.0 million and released us from all amounts owed or claimed to be owed as of September 3, 2004 under a previous Settlement Agreement between us dated May 4, 1997 (TEOS Agreement), including Applied’s claim that $3.5 million was owed by us. In addition, the MOU effected a change in the terms of settlement under the TEOS Agreement to cause the license by Applied of U.S. Patent No. 5,362,526 to us, and the cross-license of our CVD Patents and the Applied CVD Patents (each as defined in the TEOS Agreement), in each case to be fully-paid and royalty-free, except in limited circumstances. The MOU also effected a change in the terms of settlement under the TEOS Agreement to eliminate all rights of Applied to terminate the license based upon Novellus’ merger or acquisition of or by other entities.

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

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.    Litigation (Continued)

The current year results include the cash receipt of $8.0 million and the reversal of $8.1 million previously accrued as a result of the settlement of litigation with Applied Materials, Inc.

Semitool, Inc.

On October 11, 2004, we settled the pending patent litigation with Semitool, Inc. pursuant to the terms of a settlement agreement effective October 8, 2004.

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

Plasma Physics Corporation and Solar Physics Corporation

On June 14, 2002, certain of our present and former customers — including Agilent Technologies, Inc., Micron Technology, Inc., Agere Systems, Inc., National Semiconductor Corporation, Koninklijke Philips Electronics N.V., Texas Instruments, Inc., ST Microelectronics, Inc., LSI Logic Corporation, International Business Machines Corporation, Conexant Systems, Inc., Motorola, Inc., Advanced Micro Devices, Inc. and Analog Devices Inc. — were sued for patent infringement by Plasma Physics Corporation and Solar Physics Corporation. We have not been sued by Plasma Physics, Solar Physics, or any other party for infringement of any Plasma Physics or Solar Physics patent. Certain defendants in the case, however, contend that we allegedly have indemnification obligations and liability relating to these lawsuits. We believe that these matters will not have a material adverse impact on our business, financial condition, or results of operations. There can be no assurance, however, that Novellus would prevail in a future lawsuit filed in connection with the alleged indemnification obligations, if such a lawsuit were brought. If one or more parties were to prevail against us in such a suit and damages were awarded, the adverse impact on our business, financial condition, or results of operations could be material. However, due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.

Linear Technology Corporation

In March, 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted without leave to amend on October 5, 2004. On January 19, 2005, we received notice that Linear intends to appeal the court’s order granting judgment in favor of Novellus. Although we prevailed

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.    Litigation (Continued)

on these claims in the Superior Court, it is possible that the Court of Appeals will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. We cannot predict how the Court of Appeals will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any, due to the uncertainty of the litigation process.

Employment Litigation

On April 4, 2003, Thomas Graziani and others filed a class action lawsuit against Novellus in the United States District Court for the District of Oregon. On August 1, 2003, David Robinson and others filed a class action lawsuit against Novellus in the United States District Court for the Northern District of California, San Jose Division. Both lawsuits sought collective and/or class action status for field service engineers who work for Novellus and both lawsuits allege that field service engineers are entitled to compensatory damages in the form of overtime pay, liquidated damages, interest and attorneys’ fees and costs. At a mediation held on March 1, 2004, the parties to both lawsuits agreed to a settlement to be documented on or before April 2, 2004. Subsequently, the parties have agreed to the material terms of a settlement, including a cap on exposure to Novellus of $2.5 million. On May 3, 2004, a fully executed agreement resolving these matters was filed with the United States District Court for the Northern District of California. The court approved the settlement on June 7, 2004. Novellus recorded a charge of $2.5 million during 2004 related to the settlement.

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

Note 14.	Income Taxes

Significant components of the provision (benefit) for income taxes attributable to income (loss) before income taxes and cumulative effect of a change in accounting principle are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Federal
Current	$13,611	$7,270	$(41,842)
Deferred	29,067	(30,046)	19,346
	42,678	(22,776)	(22,496)
State
Current	1,036	405	377
Deferred	7,438	(5,230)	(8,853)
	8,474	(4,825)	(8,476)
Foreign
Current	15,349	17,315	11,544
Income tax benefits attributable to employee stock plan activity allocated to shareholders’ equity	—	—	19,428
Total provision (benefit) for income taxes	$66,501	$(10,286)	$—

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Income Taxes (Continued)

Income (loss) before income taxes and cumulative effect of a change in accounting principle consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Domestic	$188,938	$(66,744)	$4,699
Foreign	34,253	51,424	18,221
Total	$223,191	$(15,320)	$22,920

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Reserves and accruals	$46,805	$50,022
Expenses not currently deductible	53,654	37,836
Capitalized in-process research and development	40,002	26,577
Deferred profit	33,948	19,937
Net operating loss carryforwards	46,387	108,413
Credits	57,567	47,026
Other	5,951	10,678
Total deferred tax assets	284,314	300,489
Valuation allowance	(80,281)	(76,510)
Deferred tax assets, net of valuation allowance	204,033	223,979
Deferred tax liabilities:
Depreciation	(67,168)	(55,440)
Acquisition related items	(10,514)	—
Total net deferred tax assets	$126,351	$168,539

The net increase in the valuation allowance was $3.8 million, $19.5 million and $49.4 million during the years ended December 31, 2004, 2003 and 2002, respectively. The valuation allowance balance at December 31, 2004 includes $44.0 million related to the acquired deferred tax assets of SpeedFam-IPEC which will be credited to goodwill when realized and $32.9 million related to stock option benefits that will be credited to equity when and if realized.

As of December 31, 2004, we had federal and state tax credit carryforwards of approximately $38.8 million and $18.7 million, respectively. These credits include foreign tax credits for which a valuation allowance has been provided to the extent that they may not be utilized. The federal tax credit carryforwards expire at various dates beginning in 2012 through 2024, if not utilized. The state tax credit carries forward indefinitely.

As of December 31, 2004, our federal net operating losses for tax return purposes were $126.6 million. A valuation allowance has been provided to the extent that we believe that the losses may not be utilized in future periods due to the limitations of Internal Revenue Code Section 382. If not utilized, these carryforwards will start to expire in 2017.

The provision (benefit) for income taxes differs from the provision calculated by applying the federal statutory tax rate to income (loss) before income taxes and cumulative effect of a change in accounting principle because of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Expected provision at 35%	$78,117	$(5,362)	$8,022

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Income Taxes (Continued)

	Years Ended December 31,
	2004	2003	2002
State tax, net of federal benefit	5,508	(3,136)	(3,975)
Research and development credits	(1,309)	(2,000)	(5,144)
Export sales incentive	(9,781)	—	(1,199)
Valuation allowance increase (decrease)	(8,827)	322	(3,100)
Write-off of acquired IPR&D	2,143	—	3,151
Other	650	(110)	2,245
Total provision (benefit) for income taxes	$66,501	$(10,286)	$—

We received a notification from the Internal Revenue Service that a settlement agreement with respect to tax years through 2002 has been proposed and is pending with the Congressional Joint Committee on Taxation. In addition, certain of our foreign subsidiaries are subject to examination by the foreign taxing authorities. The timing of the settlement of these examinations is uncertain. We believe that adequate accruals have been provided for any potential adjustments that may result from these examinations.

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted into law. The Act provided for a special one-time 85% dividends received deduction on certain foreign earnings repatriated, as defined in the Act. The deduction could result in an approximate 5.25% federal tax rate on repatriated foreign earnings, if we elect to apply this provision to qualifying earnings repatriation.

We are in the process of evaluating the effects of utilization of the repatriation provisions pending issuance of further regulatory guidance regarding certain provisions of the Act. We believe that we will be able to complete our evaluation of the effects of the repatriation provision by the third or fourth quarter of fiscal 2005. We have previously been subject to US tax at a 35% tax rate on approximately $44.0 million of foreign earnings. While we would benefit from the reduced 5.25% tax rate if we repatriate some or all of these earnings under the Act, we would also lose the ability to benefit from foreign tax credits otherwise available with respect to such earnings. Accordingly, we are unable to estimate the net impact of the Act now, although it is unlikely to be significant.

Note 15.	Shareholders’ Equity

Other Comprehensive Income

The components of accumulated other comprehensive income, net of related taxes are as follows (in thousands):

	December 31,
	2004	2003
Foreign currency translation adjustments, net of tax of $4,194 and $0	$6,232	$4,685
Unrealized loss on available-for-sale securities	(987)	(113)
Accumulated other comprehensive income	$5,245	$4,572

Common Stock Repurchase Program

On September 19, 2001, our Board of Directors authorized a stock repurchase program of up to $500 million over the next two years. As of September 19, 2003, the end of the repurchase program, 3.2 million shares, or $79.5 million of common stock, had been repurchased.

On February 24, 2004, we announced that our Board of Directors had approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 13, 2007. On September 20, 2004 we announced that our Board of Directors had authorized an additional $1.0 billion for

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.    Shareholders’ Equity (Continued)

repurchase of our outstanding common stock through September 14, 2009. As of December 31, 2004, 14.8 million shares had been repurchased under this plan at a weighted average purchase price of $27.76.

Note 16.	Employee Benefit Plans

Employee Stock Option Plans

We grant options to employees under several stock option plans. Under the 1992 Stock Option Plan, which expired in fiscal 2002, options to purchase up to 33,300,000 shares of Novellus’ common stock were made available for grant at not less than fair market value. In May 2001, our shareholders approved the 2001 Stock Incentive Plan, the terms of which reserve 6,360,000 shares of common stock for future issuance. In December 2001, the Board of Directors approved the reservation of 6,000,000 shares of common stock for future issuance under the 2001 Non-Qualified Option Plan. In 2002, an additional 4,500,000 shares of common stock were reserved for future issuance under the 2001 Non-Qualified Option Plan. Options generally vest ratably over a four-year period on the anniversary of the date of grant or as determined by the Board of Directors. Stock options expire ten years after the date of grant.

Pursuant to the terms of the SpeedFam-IPEC acquisition agreement, we assumed SpeedFam-IPEC’s 1991 Employee Incentive Stock Option Plan, 1992 Stock Option Plan, 1995 Stock Plan, 2001 Non-statutory Stock Option Plan and Stand-Alone Non-statutory Stock Option Agreement. These plans accounted for approximately 1,675,000 shares of common stock, of which 530,000 had not been granted as of the acquisition date of December 6, 2002. These shares have been included in the stock option and restricted stock activity table presented below.

During 2004, the Company granted 250,000 stock options and 50,000 shares of restricted stock under an inducement grant. The shares subject to the stock option grant vest over a four-year period. The restricted stock vests over a five-year period. New employee inducement grants represent incremental amounts available for grant and are not subject to shareholder approval. These shares have been included in the stock option and restricted stock activity table presented below.

Information with respect to stock option and restricted stock activity is as follows (share data in thousands):

		Options Outstanding		Restricted Stock
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average FMV at Grant
Balances at December 31, 2001	9,174	22,559	$29.04	163	$28.23
Additional authorization	4,500	—	—	—	—
Assumption of SpeedFam-IPEC options	530	1,145	$42.85	—	—
Granted	(6,292)	6,192	$33.34	100	$29.24
Exercised	—	(2,385)	$15.23	—	—
Canceled	942	(1,455)	$36.58	(16)	$26.69
Vested restricted stock	—	—	—	(20)	$25.56
Balances at December 31, 2002	8,854	26,056	$31.16	227	$29.02
Granted	(3,966)	3,841	$38.94	125	$38.65
Exercised	—	(3,015)	$18.70	—	—
Canceled	1,148	(1,584)	$45.82	(4)	$29.24
Vested restricted stock	—	—	—	(99)	$25.56
Balances at December 31, 2003	6,036	25,298	$32.80	249	$35.22
New plan	300	—	—	—	—
Granted	(5,850)	5,339	$29.02	511	$30.69
Exercised	—	(1,292)	$20.13	—	—
Canceled	1,726	(2,640)	$36.06	(62)	$36.39
Vested restricted stock	—	—	—	(10)	$36.50
Balances at December 31, 2004	2,212	26,705	$32.40	688	$31.73

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.    Employee Benefit Plans (Continued)

There were approximately 976,000 shares, 440,000 shares and 529,000 shares cancelled due to employee terminations that were restricted from being returned to the plan for future issuance during the years ended December 31, 2004, 2003 and 2002, respectively.

Stock options outstanding as of December 31, 2004 are summarized below (share data in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding at December 31, 2004	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options Exercisable at December 31, 2004	Weighted- Average Exercise Price
$ 5.89 to $ 25.56	4,855	4.23	$ 19.89	4,745	$ 19.83
$ 25.56 to $ 28.46	3,627	9.38	$ 27.42	412	$ 27.57
$ 28.76 to $ 30.25	6,203	7.30	$ 29.62	4,013	$ 29.80
$ 30.77 to $ 40.43	6,853	7.55	$ 36.53	3,812	$ 38.04
$ 40.69 to $ 253.71	5,167	7.42	$ 45.51	2,665	$ 48.36
$ 5.89 to $ 253.71	26,705	7.11	$ 32.40	15,647	$ 31.89

The range of option exercise prices for options outstanding at December 31, 2004 is wide, primarily due to the impact of assumed options of acquired companies that had experienced significant price fluctuations.

Restricted Stock and Deferred Compensation

We award restricted stock to our employees from our 1992 Stock Option Plan and our 2001 Stock Incentive Plan, collectively referred to as the Plans. We awarded a total of approximately 511,000 shares of common stock under the Plans during the year ended December 31, 2004. Our restricted stock normally vests ratably or on a cliff basis over four or five years and is subject to forfeiture if employment terminates prior to vesting. Approximately 688,000 shares of restricted common stock remain subject to vesting requirements as of December 31, 2004. Deferred compensation is recorded based on the market value of the restricted shares at grant and is presented as a reduction of shareholders’ equity in our consolidated balance sheets. Deferred compensation is amortized as compensation expense over the vesting period, using the graded-vesting method. Approximately $3.9 million, $1.9 million, and $1.7 million was recorded as amortization expense related to restricted stock issuances for the years ended December 31, 2004, 2003 and 2002, respectively.

In connection with the acquisition of SpeedFam-IPEC on December 6, 2002, we recorded deferred compensation of $3.1 million for the intrinsic value of unvested stock options we assumed. Approximately 328,000 shares of unvested stock options were assumed at the acquisition date. These stock options had exercise prices ranging from $11.22 to $324.53 per share, a weighted-average exercise price of $42.85, and a weighted-average contractual life of five years. The deferred compensation is presented as a reduction of shareholders’ equity in our consolidated balance sheets and is being amortized as compensation expense over the remaining vesting period, using the graded-vesting method. For the years ended December 31, 2004 and 2003, approximately $0.2 million and $1.4 million, respectively, was recorded as amortization expense related to these stock options.

Employee Stock Purchase Plans

In December 1988 and May 1992, we adopted qualified Employee Stock Purchase Plans, referred to herein as the Purchase Plans, under Sections 421 and 423 of the Internal Revenue Code. Under the Purchase Plans, qualified employees are entitled to purchase shares at 85% of the fair market value on specified dates. There were approximately 364,000, 557,000 and 366,000 shares issued under the Purchase Plans in 2004, 2003 and 2002, respectively. As of December 31, 2004, approximately 341,000 shares were reserved for future issuance under the Purchase Plans.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.    Employee Benefit Plans (Continued)

Employee Savings and Retirement Plan

We maintain a 401(k) retirement savings plan for our full-time employees. Participants in the 401(k) plan may contribute up to 100% of their eligible pre-tax compensation, limited by the maximum dollar amount allowed by the Internal Revenue Code. We contribute a percentage of each participating employee’s salary deferral contributions up to a maximum of $2,000, or 3% of an employee’s annual compensation, whichever is greater. Our matching contributions are invested in Novellus common stock and become fully vested at the end of the employee’s third year of service. We recorded $4.0 million, $3.5 million and $3.6 million of expense in connection with matching contributions under the 401(k) plan for the years ended December 31, 2004, 2003 and 2002, respectively.

Deferred Compensation Plan

Under the Deferred Compensation Plan, certain employees may elect to defer a portion of their earnings. Amounts payable under the Deferred Compensation Plan totaled $6.0 million and $4.7 million at December 31, 2004 and 2003, respectively.

Profit Sharing

Profit sharing is awarded to employees based upon the Company’s performance against certain financial and operating goals. Distributions to employees are made annually based upon a percentage of base salary, provided that a threshold level of financial and performance goals are met. Charges to expense under the profit sharing plans were $33.5 million, $1.9 million and $9.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Defined Benefit Pension Plan

In connection with our acquisition of Peter Wolters AG on June 28, 2004, we assumed the obligation of its defined benefit pension plan covering substantially all eligible Peter Wolters employees. Benefits under the plan are based on years of service and compensation levels. The terms of the plan and local statutory requirements do not require the plan to be funded. The projected benefit obligation at the acquisition date was $6.4 million. The accumulated benefit obligation is approximately equal to the projected benefit obligation at December 31, 2004. We maintain a liability for the unfunded obligation under the pension plan. The changes in the obligation consisted of interest cost, service cost, benefit payments and currency translation adjustments, which were not significant. At December 31, 2004, the projected benefit obligation was $7.0 million. Our estimated benefit payments for each of the next ten fiscal years will be approximately $0.5 million per year in 2005 through 2009, and an aggregate of $2.6 million for years 2010 through 2014.

At December 31, 2004, the weighted-average actuarial assumptions used to determine the projected benefit obligation, the accumulated benefit obligation and net period benefit costs, as applicable, are as follows:

Discount rate	5.30%
Salary increase rate	2.00%

Note 17.	Operating Segments

We operate primarily in one segment, the manufacturing, marketing and servicing of semiconductor equipment for thin film deposition, surface preparation and chemical mechanical planarization. This operating segment is referred to as the Semiconductor Group. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” our chief operating decision-maker is the Chairman and Chief Executive Officer. All semiconductor-related operating units qualify for aggregation under SFAS No. 131, due to their customer base and similarities in economic characteristics, nature of products and services, and process for procurement, manufacturing and distribution processes. In the third quarter of 2004, we acquired Peter Wolters AG. Due to the diversity of Peter Wolters’ existing product lines and customer base from the Semiconductor Group, we have determined that the qualitative thresholds required for aggregation under SFAS No. 131 have not been

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.    Operating Segments (Continued)

met. As a result, we have included a new segment in our disclosures for the year ended December 31, 2004. This segment is referred to as the Industrial Applications Group. This segment had no reportable activity prior to the acquisition of Peter Wolters. Since we primarily operated in one segment, with one group of similar products and services prior to 2004, all financial segment and product line information required by SFAS No. 131 prior to 2004 can be found in the Consolidated Financial Statements.

Our Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called microchips, or chips. Our Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization.

	Semiconductor Group	Industrial Applications Group	Consolidated
2004
Sales to unaffiliated customers	$1,299,918	$57,370	$1,357,288
Sales between reportable operating segments	—	—	—
Total net sales	$1,299,918	$57,370	$1,357,288
Operating income	$204,569	$818	$205,387
Long-lived assets	$456,023	$20,469	$476,492
All other identifiable assets	1,721,646	203,694	1,925,340
Total assets	$2,177,669	$224,163	$2,401,832

For the year ended December 31, 2004, three customers each accounted for 10% of our net sales. For the year ended December 31, 2003, two customers accounted for 27% and 12% of our system sales, respectively. For the year ended December 31, 2002, four customers accounted for 17%, 11%, 11% and 10% of our system sales, respectively. All such customer concentration is contained exclusively within the Semiconductor Group.

For geographical reporting, revenues are attributed to the geographic location in which our subsidiaries are located. Long-lived property, plant and equipment, goodwill and other intangible assets are attributed to the geographic location in which the assets are located.

The following is a summary of operations by geographic area (in thousands):

	North America	Europe	Asia	Elimination	Consolidated
2004
Sales to unaffiliated customers	$1,051,553	$47,661	$258,074	$—	$1,357,288
Transfers between geographic locations	134,013	24,369	36,966	(195,348)	—
Total net sales	$1,185,566	$72,030	$295,040	$(195,348)	$1,357,288
Operating income	$164,106	$4,060	$37,221	$—	$205,387
Long-lived assets	$455,218	$18,794	$2,480	$—	$476,492
All other identifiable assets	1,561,672	195,957	167,711	—	1,925,340
Total assets	$2,016,890	$214,751	$170,191	$—	$2,401,832

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.    Operating Segments (Continued)

	North America	Europe	Asia	Elimination	Consolidated
2003
Sales to unaffiliated customers	$729,998	$24,965	$170,107	$—	$925,070
Transfers between geographic locations	42,217	17,828	39,312	(99,357)	—
Total net sales	$772,215	$42,793	$209,419	$(99,357)	$925,070
Operating income (loss)	$(81,960)	$3,608	$46,766	$—	$(31,586)
Long-lived assets	$503,952	$915	$1,700	$—	$506,567
All other identifiable assets	1,690,927	24,081	117,325	—	1,832,333
Total assets	$2,194,879	$24,996	$119,025	$—	$2,338,900

	North America	Europe	Asia	Elimination	Consolidated
2002
Sales to unaffiliated customers	$719,957	$8,031	$111,970	$—	$839,958
Transfers between geographic locations	14,349	13,898	33,665	(61,912)	—
Total net sales	$734,306	$21,929	$145,635	$(61,912)	$839,958
Operating income	$(47,548)	$37,017	$4,730	$—	$(5,801)
Long-lived assets	$175,095	$3,815	$1,016	$—	$179,926
All other identifiable assets	2,190,365	15,717	107,986	—	2,314,068
Total assets	$2,365,460	$19,532	$109,002	$—	$2,493,994

Revenue for each geographic area is recognized from the locations within a designated geographic region in accordance with SAB 104, which superseded the earlier related guidance in SAB 101. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit.

Note 18.	Bad Debt Recovery

In September 2001, we determined that due to the financial difficulties facing one of our customers, an outstanding accounts receivable balance was at risk for collection. Accordingly, we recorded a write-off of $7.7 million. In the first quarter of 2002, all amounts under this accounts receivable balance were paid, resulting in a recovery of $7.7 million.

Note 19.	Related Party Transactions

In March 2002, we began leasing an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expense of $0.9 million, $0.8 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Mr. Hill is a member of the Board of Directors of the University of Illinois Foundation. Novellus regularly provides research funding to certain groups, including the University of Illinois. Novellus provided research grants to the University of Illinois and certain of its professors in the amount of $0.1 million in each of the years ended December 31, 2004, 2003 and 2002. Mr. Hill is also a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $1.4 million, $1.4 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

D. James Guzy, a member of our Board of Directors until April 16, 2004, was also a member of the Board of Directors of Intel Corporation, which is one of our significant customers. Intel Corporation represented approximately 10%, 12% and 11% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Intel Corporation also accounted for 8% and 6% of our accounts receivable as of December 31, 2004 and 2003, respectively.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.    Related Party Transactions (Continued)

During each of the years ended December 31, 2004, 2003 and 2002, Novellus employed, in non-executive positions, three immediate family members of our executive officers. The aggregate compensation amounts recognized for these immediate family members during the years ended December 31, 2004, 2003 and 2002 were $0.5 million, $0.5 million and $0.4 million, respectively.

From time to time we have made secured and unsecured relocation loans to our executive officers, vice presidents and other key personnel. As of December 31, 2004, we do not have any outstanding loans to our “executive officers,” as defined by the Securities and Exchange Commission. However, we do have outstanding loans to certain non-executive vice presidents and other key personnel. As of December 31, 2004 and 2003, the total outstanding balance of loans to non-executive vice presidents and other key personnel was approximately $5.0 million and $5.7 million, respectively. Of the amount outstanding at December 31, 2004, $3.8 million was secured by collateral. Excluding relocation loans, all other loans bear interest. We have not realized material bad debts related to the loans to our personnel.

Note 20.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 27, 2004(1)	June 26, 2004(2)	September 25, 2004(3)	December 31, 2004(4)
	(In thousands, except per share data)
Net sales	$262,862	$338,219	$415,935	$340,272
Gross profit	$124,605	$169,680	$201,111	$169,734
Net income	$16,681	$37,811	$64,662	$37,536
Basic and diluted net income per share	$0.11	$0.25	$0.45	$0.27
Shares used in basic per share calculations	152,911	149,112	142,333	139,466
Shares used in diluted per share calculations	156,100	151,386	143,574	140,687

	Quarter Ended
	March 29, 2003	June 28, 2003	September 27, 2003(5)	December 31, 2003
	(In thousands, except per share data)
Net sales	$238,410	$239,050	$221,099	$226,511
Gross profit	$109,814	$105,322	$58,776	$106,088
Net income (loss) before cumulative effect of a change in accounting principle	$11,872	$7,430	$(34,788)	$10,452
Cumulative effect of change in accounting principle	—	—	$(62,780)	—
Net income (loss)	$11,872	$7,430	$(97,568)	$10,452
Basic and diluted net income (loss) per share before cumulative effect of a change in accounting principle	$0.08	$0.05	$(0.22)	$0.07
Cumulative effect of change in accounting principle	—	—	$(0.42)	—
Basic and diluted net income (loss) per share	$0.08	$0.05	$(0.64)	$0.07
Shares used in basic per share calculations	149,434	149,950	151,280	152,057
Shares used in diluted per share calculations	152,229	153,034	151,280	156,580

(1)	The first quarter 2004 results include a charge of $2.5 million related to the settlement of an overtime class action lawsuit by field service engineers and a pre-tax benefit to cost of sales of approximately $0.9 million for the sale of inventory previously reserved.

(2)	The second quarter 2004 results include a charge totaling $6.1 million for acquired in-process research and development in connection with the acquisition of Angstron Systems, Inc. and a pre-tax benefit to cost of sales of approximately $3.6 million for the sale of inventory previously reserved.

NOVELLUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.    Quarterly Financial Data (Unaudited) (Continued)

(3)	The third quarter 2004 results included a cash receipt of $8.0 million, and the reversal of $8.1 million in previously accrued royalty payments, as a result of the settlement of litigation with Applied Materials, Inc. The third quarter 2004 results also included a pre-tax charge of $2.9 million related to the settlement of litigation with Semitool, Inc., the reversal of a previously recorded restructuring accrual of $0.9 million and a pre-tax benefit to cost of sales of approximately $2.8 million for the sale of inventory previously reserved.

(4)	The fourth quarter results include restructuring and other charges of $2.4 million and the pre-tax benefit to cost of sales of approximately $1.7 million for the sale of inventory previously reserved.

(5)	The third quarter 2003 results include restructuring and other charges of $62.5 million and a non-cash charge of $62.8 million, net of tax, as a cumulative effect of a change in accounting principle from the consolidation of properties previously accounted for as synthetic leases.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Novellus Systems, Inc.

We have audited the accompanying consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novellus Systems, Inc. at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, in 2003 Novellus changed its method of accounting for synthetic leases in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Novellus Systems, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
March 11, 2005

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Novellus Systems, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Novellus Systems, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Peter Wolters AG, which is included in the 2004 consolidated financial statements of the Company and constituted 8.8% of total assets as of December 31, 2004 and 3.0% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Peter Wolters AG.

In our opinion, management’s assessment that Novellus Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Novellus Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Novellus Systems, Inc. and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
March 11, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, is set forth at the end of Part II, Item 8 of this Annual Report on Form 10-K. This report addresses Ernst & Young LLP’s audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of Ernst & Young LLP for a more complete understanding of the matters presented.

Evaluation of Disclosure Controls

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, or the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed identified data errors or control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit.

Based on the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company is made known to management, including the CEO and the CFO, particularly during the time when our periodic reports are being prepared.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have excluded from our evaluation the internal control over financial reporting of Peter

Wolters AG, which we acquired on June 28, 2004. As of and for the year ended December 31, 2004, total assets and net sales of Peter Wolters AG represented 8.8% and 3.0% of consolidated net sales and total assets, respectively. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included at the end of Part II, Item 8 of this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls

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

Item 9B.	Other Information

On March 11, 2005, Novellus Systems, Inc. (the “Company”) entered into an Amended and Restated Employment Agreement (the “Agreement”) with Richard S. Hill, who is currently serving as the Company’s Chairman and Chief Executive Officer. The Agreement amends and restates in its entirety Mr. Hill’s prior Employment Agreement dated as of October 1, 1998, as amended December 17, 1999 and January 14, 2004.

The Agreement provides for an initial employment term through December 31, 2006, with automatic renewals for successive two year periods if Mr. Hill continues to serve on the last day of each term. The Agreement further provides that Mr. Hill will receive a base salary of $840,000 per annum and will be eligible to participate in the Company’s existing executive bonus plan. In addition, Mr. Hill is entitled to receive certain benefits and/or payments in connection with the termination of the Agreement. These benefits and/or payments will vary depending upon whether termination of the Agreement occurs as a result of Mr. Hill’s death, disability, resignation for “Good Reason,” or termination “Not for Cause” or the Company’s termination “Not for Cause” (all as defined in the Agreement). If the Company terminates the Agreement for “Cause” (as defined in the Agreement), Mr. Hill will have no further rights to compensation or benefits.

The foregoing description does not purport to be complete and is qualified by reference to the full text of the Agreement. A copy of the Agreement is included as Exhibit 10.30 to this Annual Report on Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is included under “Proposal No. 1: Election of Directors,” “Other Information — Executive Officers“ and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement, to be filed in connection with our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included under “Other Information — Executive Compensation” in our Proxy Statement, to be filed in connection with our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under “Other Information — Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, to be filed in connection with our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is included under “Other Information — Certain Transactions” in our Proxy Statement, to be filed in connection with our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under “Audit and Non-Audit Fees” in our Proxy Statement, to be filed in connection with our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — Years Ended December 31, 2004, 2003, and 2002. Consolidated Balance Sheets at December 31, 2004 and 2003. Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003, and 2002. Consolidated Statement of Shareholders’ Equity — Years Ended December 31, 2004, 2003 and 2002. Notes to Consolidated Financial Statements. Reports of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules

The following financial statement schedule is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1(1)	Amended and Restated Articles of Incorporation of Novellus.
3.2	Amended and Restated Bylaws of Novellus.
10.1(2)
Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.2(3)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.
*10.3(4)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.
*10.4(5)	Form of Restated Stock Purchase Agreement between Novellus and Jeff Benzing, Wilbert van den Hoek and certain other employees of Novellus dated December 16, 1999.
*10.5(6)	Novellus’ 1992 Employee Stock Purchase Plan.
*10.6(7)	Form of Directors and Officers Indemnification Agreement.
*10.7(8)	GaSonics International Corporation Amended and Restated 1994 Stock Option/Stock Issuance Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10.8(9)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10.9(10)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.
10.10(11)	Form of Light Industrial Lease between Teachers Insurance and Annuity Association of America and GaSonics, Inc. for office space at 2730 Junction Avenue, San Jose, California.
*10.11(12)	Novellus Systems, Inc. 2001 Stock Incentive Plan dated May 11, 2001, together with forms of agreement thereunder.
*10.12(13)	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.

*10.13(14)	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10.14(15)	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.
*10.15(16)	SpeedFam International, Inc. Amended and Restated 1991 Employee Incentive Stock Option Plan, as assumed by Novellus.
*10.16(17)	SpeedFam-IPEC, Inc. Stand-Alone Stock Option Agreement dated June 14, 2001 between SpeedFam-IPEC, Inc. and Peter Simone, as assumed by Novellus.
10.17(18)	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.
10.18(19)	Purchase and Sale Agreement between Glen Una Management Company, Inc. and SpeedFam-IPEC, Inc. dated May 31, 2002.
10.19(20)	Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated June 21, 2002.
10.20(21)	First Amendment to Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated January 21, 2003.
10.21(22)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2002.
*10.22(23)	Letter Agreement between Novellus and Sasson Somekh dated January 23, 2004.
*10.23(24)	Letter Agreement between Novellus and Thomas St. Dennis dated June 27, 2003.
*10.24(25)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 13, 2002.
*10.25(26)	Stand-Alone Stock Option Agreement dated January 23, 2004, between Novellus and Sasson Somekh.
*10.26(27)	Stand-Alone Restricted Stock Award dated January 23, 2004, between Novellus and Sasson Somekh.
10.27(28)	Credit Agreement, dated June 25, 2004, between Johanna 34 Vermogensverwaltungs GmbH, Novellus Systems BV, Novellus Systems, Inc. and JPMorgan Chase Bank, as Administrative Agent
10.28(29)	Guarantee and Collateral Agreement, dated June 25, 2004, made by Novellus Systems, Inc. in favor of JPMorgan Chase Bank, as Administrative Agent
10.29(30)
Binding Memorandum of Understanding between Novellus Systems, Inc., and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*10.30	Amended and Restated Employment Agreement effective as of March 11, 2005 between Novellus Systems, Inc. and Richard S. Hill.
21.1	Subsidiaries of Novellus.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 83).
31.1
Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated March 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated March 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated March 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated March 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(3)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(4)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(5)	Incorporated by reference to Exhibit 10.21 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(6)	Incorporated by reference to Exhibit 10.31 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(7)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

(8)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(9)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(10)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(11)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(12)	Incorporated by reference to Exhibit 10.7 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.

(13)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(14)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(15)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(16)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(17)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(18)	Incorporated by reference to Exhibit 10.35 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(19)	Incorporated by reference to Exhibit 10.36 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(20)	Incorporated by reference to Exhibit 10.37 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(21)	Incorporated by reference to Exhibit 10.38 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(22)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(23)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(24)	Incorporated by reference to Exhibit 10.40 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(25)	Incorporated by reference to Exhibit 10.41 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(26)	Incorporated by reference to Exhibit 10.42 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(27)	Incorporated by reference to Exhibit 10.43 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(28)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(29)	Incorporated by reference to Exhibit 10.2 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(30)	Incorporated by reference to Exhibit 99.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 14th day of March, 2005.

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

Signature	Title	Date
/s/ Richard S. Hill	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 14, 2005
Richard S. Hill

/s/ Kevin S. Royal	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2005
Kevin S. Royal

/s/ Neil R. Bonke	Director	March 14, 2005
Neil R. Bonke

/s/ Youssef A. El-Mansy	Director	March 14, 2005
Youssef A. El-Mansy

/s/ J. David Litster	Director	March 14, 2005
J. David Litster

/s/ Yoshio Nishi	Director	March 14, 2005
Yoshio Nishi

/s/ Glen G. Possley	Director	March 14, 2005
Glen G. Possley

/s/ Ann D. Rhoads	Director	March 14, 2005
Ann D. Rhoads

/s/ William R. Spivey	Director	March 14, 2005
William R. Spivey

/s/ Delbert Whitaker	Director	March 14, 2005
Delbert Whitaker

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

December 31, 2004, 2003 and 2002
(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts (1)
2004	$7,655	$546	$46	$8,247
2003	$7,339	$—	$316	$7,655
2002	$14,390	$1,042	$(8,093)	$7,339
Valuation allowance for deferred tax asset (2)
2004	$76,510	$14,193	$(10,422)	$80,281
2003	$57,028	$35,799	$(16,317)	$76,510
2002	$7,628	$52,500	$(3,100)	$57,028

(1)	Deductions represent uncollectible accounts written off, net of recoveries.

(2)	Additions include $14.2 million, $32.4 million and $52.5 million of adjustments to goodwill, equity or other balance sheet accounts in the years ended December 31, 2004, 2003 and 2002, respectively.

EXHIBIT INDEX

3.1(1)	Amended and Restated Articles of Incorporation of Novellus.
3.2	Amended and Restated Bylaws of Novellus.
10.1(2)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.
10.2(3)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.
*10.3(4)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.
*10.4(5)	Form of Restated Stock Purchase Agreement between Novellus and Jeff Benzing, Wilbert van den Hoek and certain other employees dated December 16,1999.
*10.5(6)	Novellus’ 1992 Employee Stock Purchase Plan.
*10.6(7)	Form of Directors and Officers Indemnification Agreement.
*10.7(8)	GaSonics International Corporation Amended and Restated 1994 Stock Option/Stock Issuance Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10.8(9)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10.9(10)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.
10.10(11)	Form of Light Industrial Lease between Teachers Insurance and Annuity Association of America and GaSonics, Inc. for office space at 2730 Junction Avenue, San Jose, California.
*10.11(12)	Novellus Systems, Inc. 2001 Stock Incentive Plan dated May 11, 2001, together with forms of agreement thereunder.
*10.12(13)	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.
*10.13(14)	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10.14(15)	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.
*10.15(16)	SpeedFam International, Inc. Amended and Restated 1991 Employee Incentive Stock Option Plan, as assumed by Novellus.
*10.16(17)	SpeedFam-IPEC, Inc. Stand-Alone Stock Option Agreement dated June 14, 2001 between SpeedFam-IPEC, Inc. and Peter Simone, as assumed by Novellus.
10.17(18)	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.
10.18(19)	Purchase and Sale Agreement between Glen Una Management Company, Inc. and SpeedFam-IPEC, Inc. dated May 31, 2002.
10.19(20)	Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated June 21, 2002.
10.20(21)	First Amendment to Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated January 21, 2003.
10.21(22)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2002.
*10.22(23)	Letter Agreement between Novellus and Sasson Somekh dated January 23, 2004.
*10.23(24)	Letter Agreement between Novellus and Thomas St. Dennis dated June 27, 2003.

*10.24(25)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 13, 2002.
*10.25(26)	Stand-Alone Stock Option Agreement dated January 23, 2004, between Novellus and Sasson Somekh.
*10.26(27)	Stand-Alone Restricted Stock Award dated January 23, 2004, between Novellus and Sasson Somekh.
10.27(28)	Credit Agreement, dated June 25, 2004, between Johanna 34 Vermogensverwaltungs GmbH, Novellus Systems BV, Novellus Systems, Inc. and JPMorgan Chase Bank, as Administrative Agent
10.28(29)	Guarantee and Collateral Agreement, dated June 25, 2004, made by Novellus Systems, Inc. in favor of JPMorgan Chase Bank, as Administrative Agent
10.29(30)	Binding Memorandum of Understanding between Novellus Systems, Inc., and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*10.30	Amended and Restated Employment Agreement effective as of March 11, 2005 between Novellus Systems, Inc. and Richard S. Hill.
21.1	Subsidiaries of Novellus.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 75).
31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated March 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated March 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated March 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Kevin S. Royal, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated March 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(3)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(4)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(5)	Incorporated by reference to Exhibit 10.21 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(6)	Incorporated by reference to Exhibit 10.31 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(7)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

(8)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(9)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(10)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(11)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(12)	Incorporated by reference to Exhibit 10.7 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.

(13)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(14)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(15)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(16)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(17)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(18)	Incorporated by reference to Exhibit 10.35 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(19)	Incorporated by reference to Exhibit 10.36 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(20)	Incorporated by reference to Exhibit 10.37 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(21)	Incorporated by reference to Exhibit 10.38 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(22)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(23)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(24)	Incorporated by reference to Exhibit 10.40 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(25)	Incorporated by reference to Exhibit 10.41 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(26)	Incorporated by reference to Exhibit 10.42 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(27)	Incorporated by reference to Exhibit 10.43 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(28)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(29)	Incorporated by reference to Exhibit 10.2 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(30)	Incorporated by reference to Exhibit 99.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

*     Management contracts or compensatory plans or arrangements.