Form 10-Q
period 2005-04-02
NOVELLUS SYSTEMS INC
filed 2005-05-09
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

YES ☑ NO ☐

As of April 29, 2005, 138,109,942 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED APRIL 2, 2005

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Quarters Ended
	April 2, 2005	March 27, 2004
Net sales	$339,740	$262,862
Cost of sales	185,871	138,257

Gross profit	153,869	124,605
Operating expenses:
Selling, general and administrative	51,760	42,403
Research and development	62,048	58,957
Legal settlement	—	2,500

Total operating expenses	113,808	103,860

Operating income	40,061	20,745
Interest income, net	3,060	2,455
Other income, net	409	294

Interest and other, net	3,469	2,749

Income before income taxes	43,530	23,494
Provision for income taxes	13,059	6,813

Net income	$30,471	$16,681

Net income per share:
Basic net income per share	$0.22	$0.11

Diluted net income per share	$0.22	$0.11

Shares used in basic per share calculation	139,890	152,911

Shares used in diluted per share calculation	141,099	156,100

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 2,	December 31,
	2005	2004 *
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$124,363	$106,117
Short-term investments	548,150	481,645
Accounts receivable, net	347,295	395,522
Inventories	246,856	261,046
Deferred tax assets, net	113,422	110,644
Prepaid and other current assets	21,132	14,350

Total current assets	1,401,218	1,369,324
Property and equipment, net	467,391	476,492
Restricted cash and cash equivalents	171,406	176,708
Goodwill	273,709	278,972
Intangible and other assets	98,548	100,336

Total assets	$2,412,272	$2,401,832

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$66,709	$70,446
Accrued payroll and related expenses	42,421	64,531
Accrued warranty	47,979	45,526
Other accrued liabilities	55,595	54,517
Income taxes payable	25,646	14,691
Deferred profit	72,148	71,216
Current obligations under lines of credit	1,574	3,103

Total current liabilities	312,072	324,030
Long term debt	150,280	161,103
Other liabilities	52,124	54,865

Total liabilities	514,476	539,998
Shareholders’ equity:
Common stock	1,481,951	1,473,829
Deferred stock compensation	(15,591)	(17,159)
Retained earnings	430,223	399,919
Accumulated other comprehensive income	1,213	5,245

Total shareholders’ equity	1,897,796	1,861,834

Total liabilities and shareholders’ equity	$2,412,272	$2,401,832

*	Amounts as of December 31, 2004 are derived from the December 31, 2004 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarters Ended
	April 2,	March 27,
	2005	2004
Cash flows from operating activities:
Net income	$30,471	$16,681
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of an investment	—	(348)
Loss on sale of fixed assets	287	—
Depreciation and amortization	21,275	20,547
Deferred income taxes	(1,158)	(10,081)
Stock-based compensation	1,213	979
Changes in operating assets and liabilities:
Accounts receivable	43,526	(53,338)
Inventories	9,300	(18,909)
Prepaid and other current assets	(5,618)	168
Accounts payable	(3,193)	32,098
Accrued payroll and related expenses	(21,889)	12,253
Accrued warranty	2,554	5,245
Other accrued liabilities	(825)	(1,954)
Income taxes payable	12,412	9,630
Deferred profit	1,095	17,153

Net cash provided by operating activities	89,450	30,124

Cash flows from investing activities:
Proceeds from sales of short-term investments	43,750	74,721
Proceeds from maturities of short-term investments	49,813	132,799
Purchases of short-term investments	(161,356)	(241,256)
Capital expenditures	(15,396)	(5,306)
Proceeds from sale of fixed assets	2,591	—
Decrease in other assets	1,600	2,261
Decrease (increase) in restricted cash and cash equivalents	5,302	(204)

Net cash used in investing activities	(73,696)	(36,985)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	8,310	10,137
(Payments on) proceeds from lines of credit, net	(1,494)	8,646
Payments on long-term debt	(5,288)	—
Repurchase of common stock	—	(15,265)

Net cash provided by financing activities	1,528	3,518

Effects of exchange rate changes on cash and cash equivalents	964	171
Net increase (decrease) in cash and cash equivalents	18,246	(3,172)
Cash and cash equivalents at the beginning of the period	106,117	497,178

Cash and cash equivalents at the end of the period	$124,363	$494,006

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, please refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries after the elimination of all significant intercompany account balances and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

On June 28, 2004, we acquired Peter Wolters AG, a manufacturer of high-precision machine manufacturing tools. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Our consolidated financial statements for the period ended April 2, 2005 include the financial position, results of operations and cash flows of Peter Wolters. Due to the divergence of Peter Wolters’ existing product lines and customer base from the operating segment in which we primarily operate, we have included a new segment in our disclosures. We refer to this segment as our Industrial Applications Group.

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

SFAS No. 123 requires the use of option pricing models, most of which were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are freely transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Since our employee stock options have characteristics significantly different from those of traded options and since changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models may not necessarily provide a reliable single measure of the fair value of employee stock options.

Had compensation expense been determined based on the fair value as determined by the Black-Scholes model at the grant date for awards, consistent with the provisions of SFAS No. 123, we would have reported pro forma net income and net income per share as follows (in thousands, except per share data):

	Quarters Ended
	April 2,	March 27,
	2005	2004
Net income as reported	$30,471	$16,681
Add:
Intrinsic value method expense included in reported net income, net of related tax effects	849	978
Less:
Fair value method expense, net of related tax effects	(10,573)	(13,803)

Pro-forma net income	$20,747	$3,856

Pro-forma basic and diluted net income per share	$0.15	$0.03

Basic net income per share as reported	$0.22	$0.11

Diluted net income per share as reported	$0.22	$0.11

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in the quarters ended April 2, 2005 and March 27, 2004, respectively:

	Quarters Ended
	April 2,	March 27,
	2005	2004
Dividend yield	None	None
Expected volatility	70%	77%
Risk free interest rate	3.3%	2.3%
Expected lives	3.7 years	3.7 years

The weighted-average fair value of stock options granted during the period was $14.46 and $17.89 for the quarters ended April 2, 2005 and March 27, 2004, respectively.

The pro forma net income and net income per share data listed above include expense related to the Employee Stock Purchase Plan, referred to herein as the Purchase Plan. The fair value of issuances under the Purchase Plan is estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Quarters Ended
	April 2,	March 27,
	2005	2004
Dividend yield	None	None
Expected volatility	40%	45%
Risk free interest rate	2.1%	1.3%
Expected lives	0.5 year	0.5 year

The weighted-average fair value of purchase rights was $6.96 and $10.59 for the quarters ended April 2, 2005 and March 27, 2004, respectively.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or Opinion 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in the unrevised Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of Statement 123(R) until the first fiscal year beginning after June 15, 2005, with early adoption permitted. We expect to adopt Statement 123(R) on January 1, 2006.

As permitted by the unrevised Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method, under which we generally do not record compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The precise impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our Condensed Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years for such excess tax deductions were zero in 2004 and 2003, and $19.4 million in 2002.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123R. We are currently in the process of assessing the impact of this guidance.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except for per share amounts):

	Quarters Ended
	April 2,	March 27,
	2005	2004
Numerator:
Net income	$30,471	$16,681

Denominator:
Basic weighted-average shares outstanding	139,890	152,911
Employee stock options and restricted stock	1,209	3,189

Diluted weighted-average shares outstanding	141,099	156,100

Basic net income per share	$0.22	$0.11

Diluted net income per share	$0.22	$0.11

Options to purchase approximately 21.0 million and 11.3 million shares of common stock at a weighted average exercise price of $35.31 and $42.09 per share were outstanding for the quarters ended April 2, 2005 and March 27, 2004, respectively, but were not included in the computation of diluted net income per common share because the respective exercise prices of these options were greater than the average respective market prices of the common shares and, therefore, the effect would be anti-dilutive.

3. OTHER INCOME, NET

The components of other income, net within the consolidated statements of operations are as follows (in thousands):

	Quarters Ended
	April 2,	March 27,
	2005	2004
Other income	$118	$843
Other expense	(125)	(233)
Foreign currency gain (loss), net	416	(316)

Total other income, net	$409	$294

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance sheet date, inventories consisted of the following (in thousands):

	April 2,	December 31,
	2005	2004
Purchased and spare parts	$187,141	$192,935
Work-in-process	46,890	54,586
Finished goods	12,825	13,525

Total inventories	$246,856	$261,046

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill during the quarters ended April 2, 2005 and March 27, 2004 is as follows (in thousands):

	Quarters Ended
	April 2, 2005			March 27, 2004
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Total	Group	Group	Total
Balance, beginning of period	$162,230	$116,742	$278,972	$173,267	$—	$173,267
SpeedFam-IPEC adjustment	(1,170)	—	(1,170)	—	—	—
Foreign currency translation	—	(4,093)	(4,093)	—	—	—

Balance, end of period	$161,060	$112,649	$273,709	$173,267	$—	$173,267

During the quarter ended April 2, 2005, we reduced valuation allowances against certain net operating loss carryforwards recorded during the acquisition of SpeedFam-IPEC in 2002. We accordingly reversed $1.2 million against goodwill. The foreign currency translation effects for the quarter ended April 2, 2005 resulted in a decrease to goodwill of $4.1 million.

In connection to our purchase of Peter Wolters in June 2004, we deposited ten percent of the purchase price into escrow. The escrow amount will be released to the former shareholders of Peter Wolters on June 25, 2005, to the extent we have not made claims against the escrow for pre-acquisition contingencies. Any escrow claims would impact the recorded goodwill amount. No claims were made during the quarter ended April 2, 2005.

We completed the annual goodwill impairment test in the fourth quarter of 2004 in accordance with our policy. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any.

The results of our impairment tests did not indicate impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to our impairment test performed in the fourth quarter of 2004.

Intangible Assets

The following tables provide details of our acquired intangible assets (in thousands):

		Accumulated
April 2, 2005	Gross	Amortization	Net
Patents	$4,197	$(699)	$3,498
Developed technology	27,719	(8,051)	19,668
Trademark	6,570	(493)	6,077
Other intangible assets	138	(83)	55

Total	$38,624	$(9,326)	$29,298

		Accumulated
December 31, 2004	Gross	Amortization	Net
Patents	$4,197	$(525)	$3,672
Developed technology	28,095	(6,928)	21,167
Trademark	6,809	(340)	6,469
Other intangible assets	138	(81)	67

Total	$39,239	$(7,874)	$31,365

Our estimated amortization expense for the identifiable intangible assets for each of the next five fiscal years will be approximately $6.0 million for each of 2006 and 2007, $5.7 million for 2008, $3.1 million for 2009 and $1.7 million for 2010. As of April 2, 2005, we have no identifiable intangible assets with indefinite lives.

6. PRODUCT WARRANTY

We record the estimated cost of warranty as a component of cost of sales upon system shipment. The estimated cost is determined by the warranty term as well as the average historical labor and material costs for a specific product. Should actual product failure rates or material usage differ from our estimate, revisions to the estimated warranty liability may be required. We review the actual product failure rates and material usage on a quarterly basis and adjust our warranty liability as necessary. Changes in our accrued warranty liability were as follows (in thousands):

	Quarters Ended
	April 2,	March 27,
	2005	2004
Balance, beginning of period	$45,526	$28,805
Warranties issued	21,630	16,634
Settlements	(20,304)	(12,585)
Changes in liability for pre-existing warranties, including expirations	1,127	1,196

Balance, end of period	$47,979	$34,050

7. RESTRUCTURING AND OTHER CHARGES

As of April 2, 2005, substantially all actions under our 2004, 2003, 2002 and 2001 restructuring plans had been completed, except for payments of future rent obligations of $39.5 million, which are to be paid in cash through 2017. There were no significant changes in estimates on sublease income related to these facilities during the quarter ended April 2, 2005. All restructuring and other charges are related to the semiconductor segment.

In 2004, we incurred a restructuring charge to align our research and development and manufacturing operations with current business conditions. In the third quarter of 2003, we implemented a restructuring plan to align our cost structure with business conditions. Additional restructuring reserves recorded in 2002 were primarily related to exiting business activities of SpeedFam-IPEC that were recognized by us as liabilities assumed in the purchase business combination. In 2001, we implemented a restructuring plan that was driven by the decline in sales orders due to the contraction of the semiconductor capital equipment market.

The following table summarizes restructuring activity for the quarter ended April 2, 2005 (in thousands):

		Asset		Acquisition
	Facilities	Charges	Severance	Expense	Total
Balance at December 31, 2004	$41,681	$163	$160	$198	$42,202
Cash payments	(2,209)	(52)	(62)	—	(2,323)

Balance at April 2, 2005	$39,472	$111	$98	$198	$39,879

8. LONG-TERM OBLIGATIONS

At April 2, 2005, we had borrowings of $150.3 million, denominated in Euros. These borrowings consisted of $149.4 million and $0.9 million, with interest rates of 2.3% and 4.8%, respectively. Certain borrowings are required to be secured by cash or marketable securities on deposit. Our borrowings are due and payable on or before June 25, 2009. Amounts to secure these borrowings are included within restricted cash on the consolidated balance sheets.

9. COMPREHENSIVE INCOME

The following are the components of comprehensive income (in thousands):

	Quarters Ended
	April 2,	March 27,
	2005	2004
Net income	$30,471	$16,681
Other comprehensive income:
Foreign currency translation adjustments	(2,744)	925
Realized gain on available-for-sale securities, net of tax	—	(348)
Unrealized (loss) gain on available-for-sale securities, net of tax	(1,288)	649

Comprehensive income	$26,439	$17,907

The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

	April 2,	December 31,
	2005	2004
Foreign currency translation adjustments	$3,488	$6,232
Unrealized loss on available-for-sale securities	(2,275)	(987)

Accumulated other comprehensive income	$1,213	$5,245

10. PENSION PLAN

On June 28, 2004, we acquired Peter Wolters AG, including its existing pension plan. The pension balance at April 2, 2005 and December 31, 2004 were $6.8 million and $7.0 million, respectively. The changes in the obligation consisted of interest cost, service cost, benefit payments and currency translation adjustments, which were not significant.

11. RELATED PARTY TRANSACTIONS

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $0.1 million and $0.2 million for the quarters ended April 2, 2005 and March 27, 2004, respectively.

Mr. Hill is a member of the Board of Directors of the University of Illinois Foundation. Novellus regularly provides research funding to certain groups, including the University of Illinois. Novellus provided research grants to the University of Illinois and certain of its professors in the amount of $0.1 million in each of the quarters ended April 2, 2005 and March 27, 2004. Mr. Hill is also a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $0.4 million for each of the quarters ended April 2, 2005 and March 27, 2004.

On April 16, 2004, D. James Guzy retired from the Board of Directors and was named Director Emeritus. Mr. Guzy is also a member of the Board of Directors of Intel Corporation, one of our significant customers. During the quarters ended April 2, 2005 and March 27, 2004 sales to Intel represented approximately 21% and 8% of our net sales, respectively. Intel also accounted for 12% and 8% of our accounts receivable as of April 2, 2005 and December 31, 2004, respectively.

During each of the quarters ended April 2, 2005 and March 27, 2004, Novellus employed, in non-executive positions, three immediate family members of our executive officers. The aggregate compensation amounts recognized for these immediate family members for each of the quarters ended April 2, 2005 and March 27, 2004 was $0.1 million.

From time to time, we have made secured and unsecured loans to our executive officers, vice presidents and other key personnel. As of April 2, 2005, we do not have any outstanding loans to our “executive officers,” as defined by the Securities and Exchange Commission. However, we do have outstanding loans to non-executive vice presidents and other key personnel. As of April 2, 2005 and December 31, 2004, the total outstanding balances of loans to non-executive vice presidents and other key personnel was approximately $4.1 million and $5.0 million, respectively. Of the total amount outstanding at April 2, 2005, $3.3 million was secured by collateral. Excluding relocation loans, all other loans bear interest. We have not realized material bad debts related to the loans to our personnel.

12. LITIGATION

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

     Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted without leave to amend on October 5, 2004. On January 19, 2005, we received notice that Linear intends to appeal the court’s order granting judgment in favor of Novellus. Although we prevailed on these claims in the Superior Court, it is possible that the Court of Appeals will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. We cannot predict how the Court of Appeals will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any, due to the uncertainty of the appeals process.

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

13. OPERATING SEGMENTS

We operate primarily in one segment, the manufacturing, marketing and servicing of semiconductor equipment for thin film deposition, surface preparation and chemical mechanical planarization. This operating segment is referred to as the Semiconductor Group. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” our chief operating decision-maker is the Chairman and Chief Executive Officer. All semiconductor-related operating units qualify for aggregation under SFAS No. 131, due to their customer base and similarities in economic characteristics, nature of products and services, and process for procurement, manufacturing and distribution processes. In the third quarter of 2004, we acquired Peter Wolters AG. Due to the diversity of Peter Wolters’ existing product lines and customer base from the Semiconductor Group, we have determined that the qualitative thresholds required for aggregation under SFAS No. 131 have not been met. As a result, we have included a new segment in our disclosures for the year ended December 31, 2004. This segment is referred to as the Industrial Applications Group. This segment had no reportable activity prior to the acquisition of Peter Wolters. Since we primarily operated in one segment, with one group of similar products and services prior to the third quarter of 2004, all financial segment and product line information required by SFAS No. 131 prior to the third quarter of 2004 can be found in the Condensed Consolidated Financial Statements.

Our Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called microchips, or chips. Our Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization.

	Quarter Ended April 2, 2005
	(in thousands)
		Industrial
	Semiconductor	Applications
	Group	Group	Consolidated
Sales to unaffiliated customers	$303,178	$36,562	$339,740
Sales between reportable operating segments	—	—	—

Total net sales	$303,178	$36,562	$339,740

Operating income	$33,898	$6,163	$40,061

Long-lived assets	$450,964	$16,427	$467,391
All other identifiable assets	1,749,139	195,742	1,944,881

Total assets	$2,200,103	$212,169	$2,412,272

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements included in this Quarterly Report on Form 10-Q, other than statements that are purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions may identify forward-looking statements, which include, without limitation: our belief in the reasonableness under current circumstances of estimates and assumptions underlying critical accounting policies; our intent to accurately state our assets given facts known at the time of valuation; our estimated amortization expense for each of the next five fiscal years; our plan for payment through 2017 of remaining rent obligations under our restructuring plans; our belief that R&D investments have positioned us for future growth; our plan to continue to focus on expanding our market presence in Asia; our belief that significant additional growth potential exists in the Asia region over the long term; our continued belief that significant investment in R&D is required to remain competitive; our intent to continue to invest in new products and in the enhancement of our current product lines; management’s belief that the majority of the Company’s deferred tax assets will be realized due to anticipated future income; our expectation of offsetting effects of exchange rate changes on underlying hedged items in foreign exchange contracts; our belief that our forward foreign exchange contracts do not subject us to speculative risk that would otherwise result from changes in currency exchange rates; our intention to release funds held in escrow to the former shareholders of Peter Wolters on June 25, 2005, in connection with our purchase of Peter Wolters in June 2004; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcomes of the Plasma Physics, Solar Physics and Linear Technology Corporation litigation matters and various other litigations that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; and our intent to continue pursuing the legal defense of our propriety technology primarily through patent and trade secret protection.

Forward-looking statements are based on management’s present expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation. They are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results expressed or implied by the forward-looking statements. These risks and uncertainties include but are not limited to: our failure to accurately assess estimates and assumptions underlying our critical accounting policies, including assumptions as to identifiable intangible assets underlying our estimated amortization expense for each of the next five fiscal years; availability of cash to meet our future rent obligations remaining under our restructuring plans; our inability to develop viable products and realize growth from R&D investments; a strategic shift away from expansion of our market presence in Asia due to slower economic development or political instability in the region; our inability to allocate substantial resources to R&D, new products and enhancement of our current product lines; the insufficiency of the valuation allowance for deferred tax assets; the failure of foreign exchange contracts to offset the effects of exchange rates as anticipated; exposure to speculative risks that our foreign exchange contracts do not adequately protect against; unanticipated need for additional liquid assets in the next twelve months; the possibility of claims for pre-acquisition contingencies made against the funds held in escrow for the former shareholders of Peter Wolters and the viability of those claims; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition or results of operations; inherent uncertainty in the outcome of litigation matters; and our potential inability to enforce our patents and protect our trade secrets.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading “Risk Factors” herein, and are based on information available to us on the date hereof. We do not assume, and expressly disclaim, any obligation to update this information, except as required under applicable law. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also consult the risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our other filings with the Securities and Exchange Commission (SEC), including our Current Reports on Form 8-K and our Annual Report to Shareholders.

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

Overview of Our Business and Industry

Novellus develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called microchips. The customers for these products are semiconductor manufacturers who produce chips for sale or for incorporation in their own products, or who provide chip manufacturing services to third parties.

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

	Quarterly Financial Data
	2005	2004
	First	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$339,740	$262,862	$338,219	$415,935	$340,272
Gross profit	153,869	124,605	169,680	201,111	169,734
Net income	30,471	16,681	37,811	64,662	37,536
Diluted net income per share	0.22	0.11	0.25	0.45	0.27
Net orders	301,594	346,793	397,598	422,692	331,347

The semiconductor equipment industry is subject to cyclical conditions which play a major role in demand, as defined by net orders. These fluctuations, in turn, affect our net sales. In 2004, we experienced a significant increase in demand for our products. In the first three quarters of 2004, we experienced sequential increases in net orders of 26%, 15%, and 6%, respectively. The net order growth in 2004 was driven primarily by strengthening demand for corporate and consumer electronic devices, which resulted in an increase in our customers’ capacity utilization. In addition, we experienced increased demand as a result of our customers’ transition to 300mm fabrication equipment. In the fourth quarter of 2004, demand began to slow and we experienced a 22% decrease in net orders, followed by a 9% decrease in net orders in the first quarter of 2005.

The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders turn into revenue either at shipment or upon customer acceptance of the equipment. Our revenue recognition policy addresses the distinction between revenue recognized upon shipment and revenue recognized upon customer acceptance. Equipment generally ships within two to six months of receiving the related order and if applicable, customer acceptance is typically received one to six months after shipment. These time lines are general estimates and actual times may vary depending on specific customer circumstances. We do not report orders for systems with delivery dates greater than twelve months after receipt of the order.

Demand for our systems can vary significantly from period to period as a result of several factors, including, but not limited to, downturns in the economy and the semiconductor industry, supply of and demand for semiconductor devices, and competition in the semiconductor industry among suppliers of similar products.

Results of Operations
(dollars in thousands)

Net Sales

	Quarters Ended
	April 2, 2005	March 27, 2004	December 31, 2004
Net sales	$339,740	$262,862	$340,272
International net sales %	72%	78%	72%

The increase in net sales of $76.9 million for the quarter ended April 2, 2005 from the prior year period is primarily due to increased volume and from sales in our Industrial Applications Group (IAG) of $36.6 million. Our IAG segment was formed subsequent to the acquisition of Peter Wolters AG in June 2004. Sales from our IAG segment in the prior year period were insignificant. The increase in volume was a result of increased capital spending by our customers as demand for semiconductor devices improved.

Geographical net sales as a percentage of total net sales were as follows (based upon the location of the customers’ facilities):

	Quarters Ended
	April 2, 2005	March 27, 2004	December 31, 2004
North America	28%	22%	28%
Europe	9%	8%	11%
Asia	63%	70%	61%

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

Gross Profit

	Quarters Ended
	April 2, 2005	March 27, 2004	December 31, 2004
Gross profit	$153,869	$124,605	$169,734
% of net sales	45%	47%	50%

Our gross profit from period to period is affected by the treatment of certain product sales in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” For these sales, we recognize all of a product’s cost upon shipment even though a portion of a product’s revenue may be deferred until final payment is due, typically upon customer acceptance.

The decrease in gross profit percentage in the quarter ended April 2, 2005 from the prior year comparable periods is primarily attributable to product and geographical mix. Sales of inventory previously written down resulted in a credit to cost of sales of approximately $0.5 million in the quarter ended April 2, 2005, which positively impacted our gross profit by 0.1 percent.

We are focused on improving our gross margins. This process involves working with our vendors to minimize costs, reviewing our current and future anticipated facility requirements to determine if facility reduction is necessary to achieve greater economies of scale, and continuing to outsource to take full advantage of available highly efficient manufacturing. The effort to make meaningful improvement in gross margin may take several quarters.

Selling, General and Administrative (SG&A)

	Quarters Ended
	April 2, 2005	March 27, 2004	December 31, 2004
SG&A expense	$51,760	$42,403	$55,439
% of net sales	15%	16%	16%

SG&A expense includes compensation and benefits for corporate, financial, marketing, and administrative personnel as well as travel expenses and professional fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

The increase in SG&A expense, in absolute dollars, from last year’s first quarter is primarily due to higher selling costs and the increased expense from our IAG segment, which was formed subsequent to the acquisition of Peter Wolters AG in June 2004. We also incurred higher profit-sharing and employee-related expenses during the quarter ended April 2, 2005. The decrease in SG&A expense as a percentage of net sales is primarily due to an increase in net sales. The decrease in SG&A expense from the fourth quarter of 2004 is a result of our cost containment efforts and the effect of certain purchase accounting charges in the immediately preceding quarter that did not reoccur in the first quarter of 2005.

Research and Development (R&D)

	Quarters Ended
	April 2, 2005	March 27, 2004	December 31, 2004
R&D expense	$62,048	$58,957	$61,453
% of net sales	18%	22%	18%

R&D expense includes compensation and benefits for our research and development personnel, project materials, chemicals and other direct expenses incurred in product and technology development. Also included are expenses for equipment repairs and maintenance, rents, utilities and depreciation. Our significant investment in R&D over the past several years reflects our strong commitment to the continuous improvement of our current product lines and the development of new products and technologies. We continue to believe that significant investment in R&D is required to remain competitive, and we plan to continue to invest in new products and enhancement of our current product lines.

R&D expense as a percentage of net sales for the quarter ended April 2, 2005 decreased compared to the respective prior-year periods, primarily due to an increase in net sales. The increase in R&D expense in absolute dollars for the quarter ended April 2, 2005 from the prior-year period is from our IAG segment, which was formed subsequent to the acquisition of Peter Wolter in June 2004, increased usage of project materials and increased profit-sharing expense.

Restructuring and Other Charges

	Quarters Ended
	April 2, 2005	March 27, 2004	December 31, 2004
Restructuring and other charges	$—	$—	$2,407
% of net sales	—%	—%	Less than 1%

We incurred no restructuring or other charges during the quarter ended April 2, 2005 or during last year’s first quarter. During the fourth quarter of 2004, we incurred a severance charge of $1.2 million and asset impairments of $1.2 million.

Legal Settlement

	Quarters Ended
	April 2, 2005	March 27, 2004	December 31, 2004
Legal settlement	$—	$2,500	$—
% of net sales	—%	1%	—%

The quarter ended March 27, 2004 results included a $2.5 million legal settlement related to the then-pending settlement of an overtime class action lawsuit filed by field service engineers. No such charges were incurred in the comparable periods presented.

Interest and Other Income, Net

	Quarters Ended
	April 2, 2005	March 27, 2004	December 31, 2004
Interest and other income, net	$3,469	$2,749	$2,433
% of net sales	1%	1%	1%

Interest and other income, net, includes interest income, interest expense and other non-operating items. The increase in interest and other income, net, in absolute dollars for the quarter ended April 2, 2005 compared to the quarter ended March 27, 2004 is primarily due to higher balances of interest-bearing cash and short-term investments. This increase was partially offset by interest expense on long term debt of $0.9 million.

Income Taxes

Our effective tax rates were 30% for the quarter ended April 2, 2005 and 29% for the quarter ended March 27, 2004. Our effective tax rate in 2005 differs from 2004 primarily because of reduced benefits from the reduction of valuation allowances against certain deferred tax assets related to foreign tax credits. Our future effective income tax rate depends on various factors, such as the company’s profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income, and non-deductible expenses incurred in connection with acquisitions.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured.

Certain of our equipment sales are accounted for as multiple-element arrangements. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. Our equipment sales generally have two elements: delivery of the equipment and installation of the equipment/customer acceptance. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title, with the installation and acceptance element recognized at customer acceptance. All costs associated with equipment sales accounted for as multiple-element arrangements are recognized upon shipment and transfer of title. All revenue and associated costs for all other equipment sales are recognized upon customer acceptance.

Installation services are not essential to the functionality of the delivered equipment. In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” we allocate revenue based on the residual method as a fair value has been established for installation services. However, since final payment is not typically billable until customer acceptance, we defer revenue for the final payment until customer acceptance.

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

Goodwill and Other Intangible Assets

We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Our annual goodwill impairment test was completed in the fourth quarter of 2004. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. The results of our impairment tests did not indicate impairment.

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of April 2, 2005, we had approximately $127.6 million of deferred tax assets, net of a valuation allowance of $79.1 million principally related to acquired net operating loss carryforwards and foreign tax credits that are not realizable until 2007 and beyond. The valuation allowance includes $42.8 million related to acquired deferred tax assets of SpeedFam-IPEC, which will be credited to goodwill when realized and $32.9 million related to stock option deductions, which will be credited to equity when realized. Management believes the majority of deferred tax assets will be realized due to anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an increase to the valuation allowance for deferred tax assets would decrease income in the period in which such determination is made.

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

Restructuring and Impairment Charges

Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” and restructuring activities after December 31, 2002 were recorded under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146; SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”; and SAB 100, “Restructuring and Impairment Charges,” or SAB 100. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved.

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

Foreign Exchange Contracts

We conduct portions of our business in various foreign currencies. Forward foreign exchange contracts are used to hedge against the short-term impact of foreign currency fluctuations on intercompany accounts payable denominated in U.S. dollars recorded by our Japanese subsidiary. We also enter into forward foreign exchange contracts to buy and sell foreign currencies to hedge our intercompany balances denominated in a currency other than the U.S. dollar. In 2005 and 2004, these hedging contracts were denominated primarily in the Japanese Yen, Taiwanese Dollar, and Korean Won. The forward foreign exchange contracts we use are generally short-term in nature. The effect of exchange rate changes on forward foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses for effective and ineffective hedges have not been material to our results of operations.

Liquidity and Capital Resources

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of cash at April 2, 2005 consisted of $672.5 million of cash, cash equivalents and short-term investments. This amount represents an increase of $84.8 million from $587.8 million at December 31, 2004. The increase was due primarily to net cash provided by operating activities of $89.5 million.

Net cash provided by operating activities during the quarter ended April 2, 2005 was $89.5 million. This amount consisted primarily of $30.5 million provided by net income, adjusted for non-cash items. The net changes in working capital accounts provided $37.4 million.

Net cash used in investing activities for the quarter ended April 2, 2005 was $73.7 million, which consisted primarily of purchases of short-term investments of $161.4 million, offset by proceeds from short-term investment sales and maturities of $93.6 million. As of

April 2, 2005, we had no significant commitments to purchase property or equipment.

Net cash provided by financing activities for the quarter ended April 2, 2005 was $1.5 million. This amount consisted of $6.8 million of net payments on lines of credit and long-term debt offset by proceeds from employee stock compensation plans of $8.3 million.

Our borrowings are generally secured by cash or marketable securities on deposit and included within restricted cash on the consolidated balance sheet. As of April 2, 2005, the outstanding balance of our long-term debt was $150.3 million. Borrowings under our credit arrangements are due and payable on or before June 25, 2009.

Our subsidiaries in Asia and Europe have short term credit facilities, including lines of credit, with various banks with total borrowing capacity of $56.2 million. These credit facilities bear interest at various rates, expire on various dates through 2006 and can be used for general operating purposes. Borrowings of $1.6 million were outstanding under these credit facilities as of April 2, 2005.

In connection to our purchase of Peter Wolters in June 2004, we deposited ten percent of the purchase price into escrow. The escrow amount will be released to the former shareholders of Peter Wolters on June 25, 2005, to the extent we have not made claims against the escrow for pre-acquisition contingencies. Any escrow claims would impact the recorded goodwill amount. No claims were made during the quarter ended April 2, 2005.

We believe that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs at least through the next twelve months.

Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $0.1 million and $0.2 million for the quarters ended April 2, 2005 and March 27, 2004, respectively.

Mr. Hill is a member of the Board of Directors of the University of Illinois Foundation. Novellus regularly provides research funding to certain groups, including the University of Illinois. Novellus provided research grants to the University of Illinois and certain of its professors in the amount of $0.1 million in each of the quarters ended April 2, 2005 and March 27, 2004. Mr. Hill is also a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $0.4 million for each of the quarters ended April 2, 2005 and March 27, 2004.

On April 16, 2004, D. James Guzy retired from the Board of Directors and was named Director Emeritus. Mr. Guzy is also a member of the Board of Directors of Intel Corporation, one of our significant customers. During the quarters ended April 2, 2005 and March 27, 2004 sales to Intel represented approximately 21% and 8% of our net sales, respectively. Intel also accounted for 12% and 8% of our accounts receivable as of April 2, 2005 and December 31, 2004, respectively.

During each of the quarters ended April 2, 2005 and March 27, 2004, Novellus employed, in non-executive positions, three immediate family members of our executive officers. The aggregate compensation amounts recognized for these immediate family members for each of the quarters ended April 2, 2005 and March 27, 2004 was $0.1 million.

From time to time, we have made secured and unsecured loans to our executive officers, vice presidents and other key personnel. As of April 2, 2005, we do not have any outstanding loans to our “executive officers,” as defined by the Securities and Exchange Commission. However, we do have outstanding loans to non-executive vice presidents and other key personnel. As of April 2, 2005 and December 31, 2004, the total outstanding balances of loans to non-executive vice presidents and other key personnel was approximately $4.1 million and $5.0 million, respectively. Of the total amount outstanding at April 2, 2005, $3.3 million was secured by collateral. Excluding relocation loans, all other loans bear interest. We have not realized material bad debts related to the loans to our personnel.

Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

     Cyclical Downturns in the Semiconductor Industry

Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been very cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand is accelerating, rendering the global semiconductor industry increasingly volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. In particular, our inventory levels during periods of reduced demand have at times been higher than optimal, relative to the current levels of production demand. We cannot provide any assurance that we may not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. In 2004, 2003, 2002 and 2001 we implemented restructuring plans to align our business with fluctuating conditions, and future restructuring plans may be required to respond to accelerating changes. Net orders and net sales may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. After experiencing a significant increase in demand throughout the first, second and third quarters of 2004, we experienced a downturn in demand in the fourth quarter of 2004 and the first quarter of 2005. We cannot assure our investors that our net sales and operating results will not be adversely affected if the current downturn in the semiconductor industry continues, or if other downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.

     The Semiconductor Industry is Intensely Competitive and Capital-Intensive

We face substantial competition in the industry, from both potential new market entrants as well as established competitors. Competing companies may have greater financial, marketing, technical or other resources, and greater ability to respond to pricing pressures, than we do, as well as broader product lines, greater customer service capabilities, or larger and more established sales organizations and customer bases. Remaining competitive in the market depends in part upon our ability to develop new and enhanced systems and to introduce them at competitive prices on a timely basis. Our customers must incur substantial expenditures to install and integrate capital equipment into their semiconductor production lines. Once a manufacturer has selected a vendor’s capital equipment for a particular product line, the manufacturer is likely to continue with the selected equipment vendor for that specific application at that location. Accordingly, we may experience difficulty in selling a product to a particular customer for a significant period of time after that customer has selected a competitor’s product. In addition, sales of our systems depend in significant part upon a prospective customer’s decision to increase or expand manufacturing capacity — both of which typically involve a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy sales cycle, during which we may expend substantial funds and management effort. Heightened competition may also force price reductions that could adversely affect our results of operations.

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

Our success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selection, hiring and providing competitive incentives for highly qualified design and engineering personnel, timely and efficient completion of product design and development and implementation of manufacturing and assembly processes, product performance in the field, and effective sales and marketing. There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products, or in enhancing our existing products. There can be no assurance that revenue from future products or product enhancements will be sufficient to recover our investments in research and development. To ensure the functionality and reliability of our future product introductions or product improvements, we incur substantial research and development costs early in development cycles, before we can confirm the technical feasibility or commercial viability of a product or product improvement. If new products have reliability or quality problems, reduced orders, or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result. Any of these events could materially adversely affect our business, financial condition or results of operations.

     International Operations

     Export sales currently account for a significant portion of our net sales. This trend is expected to continue in the foreseeable future. As a result, a significant portion of our sales is subject to certain risks, including, but not limited to:

•	Tariffs and other trade barriers;

•	Challenges in staffing and managing foreign operations and providing prompt and effective field support to our customers outside of the United States;

•	Difficulties in managing foreign distributors;

•	Potentially adverse tax consequences;

•	Imposition of legislation and regulations relating to the import or export of semiconductor products, either by the United States or other countries;

•	Inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions;

•	Global or regional economic downturns;

•	Political instability; and

•	Fluctuations in interest and foreign currency exchange rates, creating the need to enter into forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations, specifically yen-denominated transactions.

There can be no assurance that any of these factors or the adoption of restrictive regulatory or trade policies will not have a material adverse effect on our business, financial condition or results of operations. In addition, each region in the global semiconductor equipment market exhibits unique market characteristics that can cause capital equipment investment patterns to vary significantly from period to period. We derive a substantial portion of our revenues from customers in Asia. Any negative economic developments or geopolitical instability in Asia could result in the cancellation or delay by certain significant customers of orders for our products, which could adversely affect our business, financial condition or results of operations. Our strategy to expand our market presence in Asia will render us increasingly vulnerable to these risks.

     Variability of Quarterly Operating Results

We have experienced and expect to continue experiencing significant fluctuations in our quarterly operating results. These fluctuations are due to a number of factors that include, but are not limited to:

•	Building our systems according to forecast, and not using limited backlog information, which hinders our ability to plan production and inventory levels;

•	Failure to receive anticipated orders in time to permit shipment during the quarter;

•	Customers rescheduling or canceling shipments;

•	Manufacturing difficulties;

•	Customers deferring orders of our existing products due to new product announcements by us and/or our competitors;

•	Competitive pricing pressures; and

•	Overall business conditions in the semiconductor equipment industry.

     Changes in Tax Rates or Liabilities Could Affect Future Results

We are subject to taxation in the U.S. and other foreign countries. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in the tax laws. We are also subject to regular examination of our tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals.

     Acquisitions

We have made—and may in the future make—acquisitions of or significant investments in businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

•	Difficulties in integrating the operations, technologies, products and personnel of acquired companies;

•	Lack of synergies or the inability to realize expected synergies;

•	Revenue and expense levels of acquired entities differing from those anticipated at the time of the acquisitions;

•	Difficulties in managing geographically dispersed operations;

•	The potential loss of key employees, customers and strategic partners of acquired companies;

•	Claims by terminated employees, shareholders of acquired companies or other third parties related to the transaction;

•	The issuance of dilutive securities, assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•	Diversion of management’s attention from normal daily operations of the business; and

•	The impairment of acquired intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies.

Acquisitions are inherently risky, and we cannot provide any assurance that our previous or future acquisitions will be successful. The inability to effectively manage the risks associated with previous or future acquisitions could materially and adversely affect our business, financial condition or results of operations.

     Diversification Strategy

Our core business and expertise has historically been in the development, manufacture, sale and support of deposition technologies, and more recently, wafer surface preparation technologies. Our acquisition of Peter Wolters and the establishment of our Industrial Applications Group represents the first expansion of our business beyond the semiconductor equipment industry. We lack experience in the high-precision machine manufacturing equipment market, relative to our knowledge of the semiconductor equipment industry, and cannot give any assurance that we can maintain or improve the quality of products, level of sales, or relations with significant employees, customers or suppliers, that are necessary to compete in or lead the market for high-precision machine manufacturing tools. Our efforts to integrate and develop the Industrial Applications Group may divert capital, management attention, research and development and other critical resources away from, and adversely affect, our core business.

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

     Intellectual Property

We intend to continue to seek legal protection, primarily through patents and trade secrets, for our proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us, given the speed with which technology becomes obsolete in the semiconductor industry. Our competitors may develop and obtain patents to technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

Adverse outcomes in current or future legal disputes regarding patent and intellectual property rights could result in the loss of our proprietary rights, subject the company to significant liabilities to third parties, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. However, we are not aware of any significant claim of infringement by our products of any patent or proprietary rights of others. Regardless of the merit of any legal disputes, we incur substantial costs to prosecute or defend our intellectual property rights. In addition, if the terms of settlements entered into with certain of our competitors are not observed or enforced, we may suffer further costs. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

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

     Supply Shortages and Outsourcing Activities

We use numerous suppliers to obtain parts, components and sub-assemblies for the manufacture and support of our products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may only be obtained from a single or limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us and/or a small group of other companies in the semiconductor industry. Our supply channels may be vulnerable to disruption. Any such disruption that may result in a prolonged inability to obtain certain parts, or termination of supplier relationships may adversely effect our operations and ability to meet customer demands. We also outsource the manufacture of major subassemblies, which enables us to focus on performing system design, assembly and testing in-house, thereby minimizing our fixed costs and capital expenditures. Although we make reasonable efforts to ensure that third party providers will perform to our standards, we cannot give any assurance that they will do so. Manufacturing disruption beyond our control may also impair our ability to manage inventory and cause delays in shipments, cancellation of orders. Delays and shortages arising from our reliance on suppliers and subcontractors may adversely affect our relationships with current and prospective customers and enable competitors to penetrate our customer accounts. In addition, our ability to obtain competitive prices from suppliers and subcontractors will in turn impact our ability to respond to pricing pressures from competitors and customers, and our profitability.

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

     Third-Party Indemnification

From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers, lessors, and parties to other transactions with us, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties or other claims made against certain parties. We are currently involved in a legal dispute in which certain of our customers contend that we allegedly have indemnification obligations. It is not possible to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by us under these obligations have not been material.

     Changes in Accounting Standards For Stock Option Plans

Pursuant to SFAS 123(R), whose effective date for public companies was amended by the Securities and Exchange Commission in April 2005, we will be required to recognize, beginning in our first fiscal quarter of 2006 compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption, and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces the attractiveness of granting stock options because the expense associated with these grants may profitability result in future compensation charges. The option pricing models required by SFAS 123(R) were not developed for use in valuing employee stock options and are based on highly subjective assumptions. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of SFAS 123R. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirement under SFAS 123(R) to recognize the fair value of stock options as compensation expense, beginning in the first quarter of 2006, our future profitability may be reduced.

     Investment Activities

Our ability to compete in the semiconductor manufacturing industry depends on our success in developing new and enhanced technologies and integrating such technologies into our systems at competitive prices on a timely basis. To further these goals, we have formed the Novellus Development Company, a venture fund that will enable us to invest in emerging technologies and strengthen our technology portfolio for both existing and potentially new market opportunities. Although the fund intends to make enquiries reasonably necessary to make an informed decision as to the companies and technologies in which it will invest, we cannot provide any assurance as to any future return on investment. There are risks inherent in investing in start-up companies which may lack a stable management team, operating history or adequate cash flow. Also, the securities in which the fund may invest may not be registered under the Securities Act or any applicable state securities laws, and may be subject to restrictions on marketability or transferability. Given the nature of the investments that may be contemplated by the fund, there is a significant risk that it will be unable to realize its investment objectives by sale or other disposition or will otherwise be unable to identify or develop any commercially viable technology. In particular, these risks could arise from changes in the financial condition or prospects of the companies in which investments are made, changes in technological standards, changes in economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which investments are made. Investments contemplated by the fund may divert management time and attention, as well as capital, away from our core operating business. Any future losses on investments attributable to the fund may adversely impact our business, financial condition and operating results.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Novellus, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2004. Our exposure related to market risk has not changed materially since December 31, 2004.

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

Disclosure Controls and Internal Controls for Financial Reporting

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls for financial reporting are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. generally accepted accounting principles.

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

Conclusions

Based upon the controls evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer and the Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls for financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with U.S. generally accepted accounting principles.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The following identifies the litigation matters for which a material development has occurred during the quarter ended April 2, 2005. For more detailed information on litigation matters outstanding please see Note 13, “Litigation” in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted without leave to amend on October 5, 2004. On January 19, 2005, we received notice that Linear intends to appeal the court’s order granting judgment in favor of Novellus. Although we prevailed on these claims in the Superior Court, it is possible that the Court of Appeals will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. We cannot predict how the Court of Appeals will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any, due to the uncertainty of the appeals process.

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

ITEM 5: OTHER INFORMATION

(a) We have entered into employment arrangements with each of Fusen Chen, Senior Vice President, Asia Operations, and Ginetto Addiego, Senior Vice President, Corporate Operations, both of whom were determined to be executive officers of the company during the quarter ended April 2, 2005. These employment arrangements may constitute “material definitive” agreements under Item 1.01 of Form 8-K. A summary of the employment arrangements is attached as Exhibit 10.31 hereto.

ITEM 6: EXHIBITS

(a) Exhibits

10.31	Summary of Fusen Chen and Ginetto Addiego Executive Officer Compensation

10.32	Form of Novellus Plan Fiduciary Indemnification Agreement.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 6, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 6, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 6, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 6, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By: /s/ John Chenault

John Chenault
Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)
May 6, 2005

EXHIBIT INDEX

*10.31	Summary of Fusen Chen and Ginetto Addiego Executive Officer Compensation

10.32	Form of Novellus Plan Fiduciary Indemnification Agreement.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 6, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 6, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 6, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 6, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.