Form 10-Q
period 2005-07-02
NOVELLUS SYSTEMS INC
filed 2005-08-08
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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
YES ☑ NO ☐
As of July 29, 2005, 138,598,517 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JULY 2, 2005

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net sales	$329,585	$338,219	$669,325	$601,081
Cost of sales	172,023	168,539	357,894	306,796

Gross profit	157,562	169,680	311,431	294,285
Operating expenses:
Selling, general and administrative	50,325	47,225	102,085	89,628
Research and development	63,512	63,471	125,560	122,428
Restructuring and other charges (benefits)	(74)	—	(74)	—
Acquired in-process research and development	—	6,124	—	6,124
Legal settlement	—	—	—	2,500

Total operating expenses	113,763	116,820	227,571	220,680

Operating income	43,799	52,860	83,860	73,605
Interest income, net	4,287	2,668	7,347	5,123
Other income (loss), net	(613)	228	(204)	522

Interest and other income, net	3,674	2,896	7,143	5,645

Income before income taxes	47,473	55,756	91,003	79,250
Provision for income taxes	14,242	17,945	27,301	24,758

Net income	$33,231	$37,811	$63,702	$54,492

Net income per share:
Basic net income per share	$0.24	$0.25	$0.46	$0.36

Diluted net income per share	$0.24	$0.25	$0.45	$0.35

Shares used in basic per share calculation	138,068	149,112	138,979	151,012

Shares used in diluted per share calculation	138,944	151,386	140,022	153,743

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 2,	December 31,
	2005	2004 *
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$114,022	$106,117
Short-term investments	571,111	481,645
Accounts receivable, net	321,234	395,522
Inventories	236,220	261,046
Deferred tax assets, net	110,377	110,644
Prepaid and other current assets	33,681	14,350

Total current assets	1,386,645	1,369,324
Property and equipment, net	457,519	476,492
Restricted cash and cash equivalents	159,783	176,708
Goodwill	265,084	278,972
Intangible and other assets	112,634	100,336

Total assets	$2,381,665	$2,401,832

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$62,756	$70,446
Accrued payroll and related expenses	51,110	64,531
Accrued warranty	50,493	45,526
Other accrued liabilities	52,472	54,517
Income taxes payable	19,830	14,691
Deferred profit	74,145	71,216
Current obligations under lines of credit	11,996	3,103

Total current liabilities	322,802	324,030
Long term debt	132,995	161,103
Other liabilities	50,732	54,865

Total liabilities	506,529	539,998
Shareholders’ equity:
Common stock	1,460,916	1,473,829
Deferred stock compensation	(15,669)	(17,159)
Retained earnings	424,275	399,919
Accumulated other comprehensive income	5,614	5,245

Total shareholders’ equity	1,875,136	1,861,834

Total liabilities and shareholders’ equity	$2,381,665	$2,401,832

*	Amounts as of December 31, 2004 are derived from the December 31, 2004 audited financial statements.
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 2,	June 26,
	2005	2004
Cash flows from operating activities:
Net income	$63,702	$54,492
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of an investment	—	(365)
Reversal of previously accrued restructuring charges	(74)	—
Loss on disposal of fixed assets	657	—
Depreciation and amortization	42,318	41,694
Deferred income taxes	1,843	(18,652)
Stock-based compensation	2,262	1,979
Changes in operating assets and liabilities:
Accounts receivable	64,167	(99,219)
Inventories	8,298	(30,462)
Prepaid and other current assets	(8,025)	(1,963)
Accounts payable	(11,507)	18,974
Accrued payroll and related expenses	(12,860)	19,454
Accrued warranty	5,284	9,459
Other accrued liabilities	(3,007)	(184)
Income taxes payable	7,935	28,760
Deferred profit	3,198	37,416

Net cash provided by operating activities	164,191	61,383

Cash flows from investing activities:
Proceeds from sales of short-term investments	152,525	426,611
Proceeds from maturities of short-term investments	100,913	165,690
Purchases of short-term investments	(343,455)	(652,449)
Capital expenditures	(26,980)	(11,195)
Proceeds from sale of fixed assets	2,591	—
Increase in other assets	(2,701)	(2,553)
Decrease (increase) in restricted cash and cash equivalents	12,503	(1,021)

Net cash used in investing activities	(104,604)	(74,917)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	16,638	17,977
Proceeds from (payments on) lines of credit, net	8,980	(4,967)
Payments on long-term debt	(13,007)	—
Repurchase of common stock	(69,669)	(182,370)

Net cash used in financing activities	(57,058)	(169,360)

Effects of exchange rate on cash and cash equivalents	5,376	131
Net increase (decrease) in cash and cash equivalents	7,905	(182,763)

Cash and cash equivalents at the beginning of the period	106,117	497,178

Cash and cash equivalents at the end of the period	$114,022	$314,415

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
On June 28, 2004, we acquired Peter Wolters AG, a manufacturer of high-precision machine manufacturing tools. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Our consolidated financial statements for the period ended July 2, 2005 include the financial position, results of operations and cash flows of Peter Wolters. Due to the divergence of Peter Wolters’ existing product lines and customer base from the operating segment in which we primarily operate, we have included a new segment in our disclosures. We refer to this segment as our Industrial Applications Group.
Allowance for Doubtful Accounts
We evaluate our allowance for doubtful accounts based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we provide a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We charge accounts receivable balances against our allowance for doubtful accounts once we have concluded our collection efforts. The balance for allowance for doubtful accounts was $1.7 million and $8.2 million at July 2, 2005 and December 31, 2004, respectively, primarily as a result of a $6.1 million reduction in the allowance for doubtful accounts.
Forward Foreign Exchange Contracts
We use forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations on intercompany accounts payable denominated in U.S. dollars and exposures to variability in anticipated non-U.S.-dollar-denominated cash flows. The maturities of these instruments are generally less than 12 months. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of other comprehensive income and is reclassified into earnings in the same period in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. The gain or loss from the ineffective portion of the hedge in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest and other, net during the period of change.

We also enter into forward foreign exchange contracts to buy and sell foreign currencies to hedge the parent’s intercompany balances denominated in a currency other than the U.S. dollar. In 2005 and 2004, these hedging contracts were denominated primarily in the Taiwanese Dollar, Singapore Dollar, the Euro and the Japanese Yen. The forward foreign exchange contracts we use are generally short-term in nature. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates.
Stock-Based Compensation
We account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Accordingly, no expense has been recognized for options granted to employees when the exercise price equals the market value of the stock on the date of grant.
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
SFAS No. 123 requires the use of option pricing models, most of which were not developed for use in valuing employee stock options. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are freely transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Since our employee stock options have characteristics significantly different from those of traded options and since changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models may not necessarily provide a reliable single measure of the fair value of employee stock options.
Had compensation expense been determined based on the fair value as determined by the Black-Scholes-Merton model at the grant date for awards, consistent with the provisions of SFAS No. 123, we would have reported pro forma net income and net income per share as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Net income as reported	$33,231	$37,811	$63,702	$54,492
Add:
Intrinsic value method expense included in reported net income, net of related tax effects	734	1,001	1,584	1,979
Less:
Fair value method expense, net of related tax effects	(8,166)	(14,028)	(18,740)	(27,831)

Pro-forma net income	$25,799	$24,784	$46,546	$28,640

Pro-forma basic and diluted net income per share	$0.19	$0.17	$0.33	$0.19

Basic net income per share as reported	$0.24	$0.25	$0.46	$0.36

Diluted net income per share as reported	$0.24	$0.25	$0.45	$0.35

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, with the following weighted-average assumptions for grants made in the three and six months ended July 2, 2005 and June 26, 2004:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected volatility	70%	76%	70%	76%
Risk free interest rate	3.3%	2.5%	3.3%	2.5%
Expected lives	3.7 years	3.5 years	3.7 years	3.5 years
The weighted-average fair value of stock options granted during the period was $12.82 and $13.88 for the three and six months ended July 2, 2005, respectively, and $16.38 and $16.77 for the three and six months ended June 26, 2004, respectively.
The pro forma net income and net income per share data listed above include expense related to the Employee Stock Purchase Plan, referred to herein as the Purchase Plan. The fair value of issuances under the Purchase Plan is estimated on the date of issuance using the Black-Scholes-Merton option-pricing model, with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected volatility	36%	45%	36%	45%
Risk free interest rate	2.5%	1.3%	2.5%	1.3%
Expected lives	.5 year	.5 year	.5 year	.5 year
The weighted-average fair value of purchase rights was $6.33 for both the three and six months ended July 2, 2005, and $7.92 and $8.78 for the three and six months ended June 26, 2004, respectively.
Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or Opinion 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in the unrevised Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of Statement 123(R) until the first fiscal year beginning after June 15, 2005, with early adoption permitted. We expect to adopt Statement 123(R) on January 1, 2006. We are in the process of evaluating which transition method and pricing model to apply at adoption.
As permitted by the unrevised Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method, under which we generally do not record compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The precise impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our Condensed Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years for such excess tax deductions was zero in 2004 and 2003, and $19.4 million in 2002.
In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107. SAB 107 provides guidance related to share-based payment transactions with non-employees, transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), accounting for certain redeemable financial instruments issued under share-based payment arrangements, classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), modification of employee share options prior to adoption of

Statement 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123(R). We are currently in the process of assessing and complying with the impact of this guidance.
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
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Numerator:
Net income	$33,231	$37,811	$63,702	$54,492

Denominator:
Basic weighted-average shares outstanding	138,068	149,112	138,979	151,012
Employee stock options and restricted stock	876	2,274	1,043	2,731

Diluted weighted-average shares outstanding	138,944	151,386	140,022	153,743

Basic net income per share	$0.24	$0.25	$0.46	$0.36

Diluted net income per share	$0.24	$0.25	$0.45	$0.35

Options to purchase approximately 20.3 million and 12.3 million shares of common stock at a weighted-average exercise price of $35.06 and $43.02 per share were outstanding as of July 2, 2005 and June 26, 2004, respectively, but were not included in the computation of diluted net income per common share because the respective exercise prices of these options were greater than the average respective market prices of the common shares and, therefore, the effect would be anti-dilutive.
3. OTHER INCOME (LOSS), NET
The components of other income (loss), net within the consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Other income	111	$134	229	$977
Other expense	(6)	(94)	(131)	(327)
Foreign currency gain (loss), net	(718)	188	(302)	(128)

Total other income (loss), net	$(613)	$228	$(204)	$522

4. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance sheet date, inventories consisted of the following (in thousands):

	July 2,	December 31,
	2005	2004
Purchased and spare parts	$177,875	$192,935
Work-in-process	46,259	54,586
Finished goods	12,086	13,525

Total inventories	$236,220	$261,046

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
A summary of changes in goodwill during the periods ended July 2, 2005 and June 26, 2004 is as follows (in thousands):

		Industrial
	Semiconductor	Applications
	Group	Group	Total
Balance at December 31, 2004	$162,230	$116,742	$278,972
SpeedFam-IPEC adjustment	(1,170)	—	(1,170)
Foreign currency translation	—	(4,093)	(4,093)

Balance at April 2, 2005	$161,060	$112,649	$273,709
SpeedFam-IPEC adjustment	(1,170)	—	(1,170)
Foreign currency translation	—	(7,455)	(7,455)

Balance at July 2, 2005	$159,890	$105,194	$265,084

During the quarters ended April 2, 2005 and July 2, 2005, we reduced valuation allowances by $1.2 million against certain net operating loss carryforwards recorded during the acquisition of SpeedFam-IPEC in 2002. Prior to the formation of the Industrial Applications Group, all goodwill was attributable to the Semiconductor Group. There were no changes in goodwill during the three and six months ended June 24, 2004.
In connection with our purchase of Peter Wolters in June 2004, we deposited ten percent of the purchase price into escrow. The escrow amount was released to the former shareholders of Peter Wolters in June 2005, excluding $0.1 million which is being retained in escrow in connection with a tax accrual dispute.
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
Intangible Assets
The following tables provide details of our acquired intangible assets (in thousands):

		Accumulated
July 2, 2005	Gross	Amortization	Net
Patents	$4,197	$(874)	$3,323
Developed technology	28,154	(9,111)	19,043
Trademark	6,136	(614)	5,522
Other intangible assets	138	(85)	53

Total	$38,625	$(10,684)	$27,941

		Accumulated
December 31, 2004	Gross	Amortization	Net
Patents	$4,197	$(525)	$3,672
Developed technology	28,095	(6,928)	21,167
Trademark	6,809	(340)	6,469
Other intangible assets	138	(81)	57

Total	$39,239	$(7,874)	$31,365

In May 2005, we purchased the assets of Simation Inc. and Tmation Inc. (collectively, “Tmation”) for approximately $0.7 million in cash, including transaction costs. In connection with this purchase, we recorded developed technology of $1.1 million with an estimated life of five years, offset by acquired net liabilities of $0.5 million.
Our estimated amortization expense for the identifiable intangible assets for each of the next five fiscal years will be approximately $5.9 million for 2006, $6.1 million for 2007, $5.8 million for 2008, $3.2 million for 2009 and $1.7 million for 2010. As of July 2, 2005, we have no identifiable intangible assets with indefinite lives.

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

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Balance, beginning of period	$47,979	$34,050	$45,526	$28,805
Warranties issued	20,920	21,566	42,550	38,200
Settlements	(19,999)	(17,352)	(40,303)	(29,937)
Changes in liability for pre-existing warranties, including expirations	1,593	—	2,720	1,196

Balance, end of period	$50,493	$38,264	$50,493	$38,264

7. RESTRUCTURING AND OTHER CHARGES
As of July 2, 2005, substantially all actions under our 2004, 2003, 2002 and 2001 restructuring plans had been completed, except for payments of future rent obligations of $37.7 million, which are to be paid in cash through 2017. There were no significant changes in estimates on sublease income related to these facilities during the quarter ended July 2, 2005. All restructuring and other charges are related to the Semiconductor Group.
In 2004, we incurred a restructuring charge to align our research and development and manufacturing operations with business conditions. In the third quarter of 2003, we implemented a restructuring plan to align our cost structure with business conditions. Additional restructuring reserves recorded in 2002 were primarily related to exiting business activities of SpeedFam-IPEC that were recognized by us as liabilities assumed in the purchase business combination. In 2001, we implemented a restructuring plan that was driven by the decline in sales orders due to the contraction of the semiconductor capital equipment market.
The following table summarizes restructuring activity for the six months ended July 2, 2005 (in thousands):

				Acquisition
	Facilities	Asset Charges	Severance	Expense	Total
Balance at December 31, 2004	$41,681	$163	$160	$198	$42,202
Cash payments	(2,209)	(52)	(62)	—	(2,323)

Balance at April 2, 2005	39,472	111	98	198	39,879
Cash payments	(1,806)	(93)	—	—	(1,899)
Adjustment	—	—	(74)	—	(74)

Balance at July 2, 2005	$37,666	$18	$24	$198	$37,906

8. LONG-TERM OBLIGATIONS
At July 2, 2005, we had borrowings of $133.0 million, denominated in Euros. These borrowings consisted of $132.3 million and $0.7 million, with interest rates of 2.3% and 4.8%, respectively. Certain borrowings are required to be secured by cash or marketable securities on deposit. Our borrowings are due and payable on or before June 2009. Amounts to secure these borrowings are included within restricted cash on the consolidated balance sheets.

9. COMPREHENSIVE INCOME
The following are the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Net income	$33,231	$37,811	$63,702	$54,492
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(1,294)	(1,348)	(4,038)	(423)
Unrealized change in derivative instruments	4,958	—	4,958	—
Realized gain on available-for-sale securities, net of tax	—	(17)	—	(365)
Unrealized gain (loss) on available-for-sale securities, net of tax	737	(1,486)	(551)	(837)

Comprehensive income	$37,632	$34,960	$64,071	$52,867

The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

	July 2,	December 31,
	2005	2004
Foreign currency translation adjustments	$2,194	$6,232
Unrealized change in derivative instruments	4,958	—
Unrealized loss on available-for-sale securities	(1,538)	(987)

Accumulated other comprehensive income	$5,614	$5,245

10. PENSION PLAN
On June 28, 2004, we acquired Peter Wolters AG, including its existing pension plan. The pension balance at July 2, 2005 and December 31, 2004 was $6.3 million and $7.0 million, respectively. The changes in the obligation consisted of interest cost, service cost, benefit payments and currency translation adjustments, which were not significant.
11. RELATED PARTY TRANSACTIONS
We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. The aircraft was not operational during the quarter. Therefore, we did not incur any rental expense under the leasing agreement for the three months ended July 2, 2005. For the six months ended July 2, 2005 we incurred approximately $142,000 in rental expense and approximately $198,000 and $430,000 for the three and six months ended June 26, 2004, respectively.
Mr. Hill is a member of the Board of Directors of the University of Illinois Foundation. Novellus regularly provides research funding to certain groups, including the University of Illinois. Novellus provided research grants to the University of Illinois and certain of its professors in the amount of $120,000 for the six months ended July 2, 2005, and $15,000 and $135,000 for the three and six months ended June 26, 2004, respectively. No grants were provided during the three months ended July 2, 2005. Mr. Hill is also a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $351,000 and $702,000 for both the three and six months ended July 2, 2005, respectively, and the three and six months ended June 26, 2004, respectively.
On April 16, 2004, D. James Guzy retired from the Board of Directors and was named Director Emeritus. Mr. Guzy is also a member of the Board of Directors of Intel Corporation, one of our significant customers. Net sales to Intel represented approximately 13.9% and 17.5% of our net sales for the three and six months ended July 2, 2005 and 9.2% and 8.6% of our net sales for the three and six months ended June 26, 2004. Intel also accounted for 8.3% and 8.0% of our accounts receivable as of July 2, 2005 and December 31, 2004, respectively.
During the three and six months ended July 2, 2005 and June 26, 2004, Novellus employed, in non-executive positions, three immediate family members of our executive officers. The aggregate compensation amounts recognized for these immediate family members was approximately $48,000 and $122,000 for the three and six months ended July 2, 2005, respectively and approximately $101,000 and $183,000 for the three and six months ended June 26, 2004, respectively.
From time to time, we have made secured and unsecured loans to our executive officers, vice presidents and other key personnel. As of July 2, 2005, we do not have any outstanding loans to our “executive officers,” as defined by the Securities and Exchange Commission. However, we do have outstanding loans to non-executive vice presidents and other key personnel. As of July 2, 2005 and December 31, 2004, the total outstanding balance of loans to non-executive vice presidents and other key personnel was approximately $3.4 million and $5.0 million, respectively. Of the total amount outstanding at July 2, 2005, $2.7 million was secured by collateral. Loans typically bear interest, except for those used for employee relocation purposes. We have not realized material bad debts related to the loans to our personnel.
12. LITIGATION
     Linear Technology Corporation
In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted without leave to amend on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order granting judgment in favor of Novellus. Although we prevailed on these claims in the Superior Court, it is possible that the Court of Appeals will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. We cannot predict how the Court of Appeals will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any, due to the uncertainty of the appeals process.
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
13. OPERATING SEGMENTS
We operate primarily in one segment, the manufacturing, marketing and servicing of semiconductor equipment for thin film deposition, surface preparation and chemical mechanical planarization. This operating segment is referred to as the Semiconductor Group. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” our chief operating decision-maker is the Chairman and Chief Executive Officer. All semiconductor-related operating units qualify for aggregation under SFAS No. 131, due to their customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. In the third quarter of 2004, we acquired Peter Wolters AG. Due to the diversity of Peter Wolters’ existing product lines and customer base from the Semiconductor Group, we have determined that the qualitative thresholds required for aggregation under SFAS No. 131 have not been met. As a result, we have included a new segment in our disclosures for the year ended December 31, 2004. This segment is referred to as the Industrial Applications Group. This segment had no reportable activity prior to the acquisition of Peter Wolters. Since we operated primarily in one segment, with one group of similar products and services prior to the third quarter of 2004, all financial segment and product line information required by SFAS No. 131 prior to the third quarter of 2004 can be found in the Condensed Consolidated Financial Statements.
Our Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called microchips, or chips. Our Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization.

	Three months ended July 2, 2005			Six months ended July 2, 2005
	(in thousands)			(in thousands)
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Consolidated	Group	Group	Consolidated
Sales to unaffiliated customers	$307,345	$22,240	$329,585	$610,523	$58,802	$669,325

Operating income	$39,695	$4,104	$43,799	$73,593	$10,267	$83,860

Long-lived assets	$441,957	$15,562	$457,519	$441,957	$15,562	$457,519

All other identifiable assets	1,748,999	175,147	1,924,146	1,748,999	175,147	1,924,146

Total assets	$2,190,956	$190,709	$2,381,665	$2,190,956	$190,709	$2,381,665

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: our estimated amortization expense for each of the next five fiscal years; our plan to continue to focus on expanding our market presence in Asia; our belief that significant additional growth potential exists in the Asia region over the long term; our focus on improving gross margins; our continued belief that significant investment in research and development is required to remain competitive; our intent to continue to invest in new products and in the enhancement of our current product lines; our belief that most of the Company’s deferred tax assets will be realized through anticipated future income; our belief that our forward foreign exchange contracts protect us against the speculative risk of changes in currency exchange rates; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcome of the Linear Technology Corporation litigation matter and various other litigations that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; and our intent to continue pursuing the legal defense of our proprietary technology primarily through patent and trade secret protection.
Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: our failure to accurately evaluate the assumptions underlying our estimated amortization expense for each of the next five fiscal years; shifting our focus away from expansion of our market presence in Asia in response to slower economic development in the region; the negative impact of higher cost of services and ineffective pricing techniques on gross margins; our inability to allocate substantial resources to R&D, new products and enhancement of our current product lines; inaccuracies in management’s assessment of the amount of the Company’s valuation allowance for deferred tax assets; the inaccuracy of our beliefs regarding foreign exchange contracts; our unanticipated need for additional liquid assets in the next twelve months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition or results of operations; inherent uncertainty in the outcome of litigation matters; and our potential inability to enforce our patents and protect our trade secrets.
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
Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of the Company. The following are included in our MD&A:
•	Overview of our Business and Industry;

•	Results of Operations;

•	Critical Accounting Policies;

•	Liquidity and Capital Resources;

•	Related Party Transactions; and

•	Risk Factors.
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
Our business depends on capital expenditures made by chip manufacturers, who in turn are dependent on corporate and consumer demand for chips and the products which use them. The industry in which we operate is driven by spending for electronic products. As a consequence, our business is affected by growth or contraction in the global economy as well as by the adoption of new technologies. Demand for personal computers, the expansion of the Internet and telecommunications industries, and the emergence of new applications in consumer electronics have an impact on our business. In addition, the industry is characterized by intense competition and rapidly changing technology. We have worked closely with our customers and made substantial investments in research and development in order to continue delivering innovative products which enhance productivity for our customers and utilize the latest technology.
We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income and net income per share are the primary measures we use to monitor performance. Net orders are used to forecast and plan future operations. Net orders consist of current period orders less current period cancellations. We report an order when a firm purchase order (or, in Japan, a letter of intent) is received and the agreed-upon delivery date is within twelve months (twenty-four months for the Industrial Applications Group).
The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share information):

	Quarterly Financial Data
	2005		2004
	First	Second	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$339,740	$329,585	$262,862	$338,219	$415,935	$340,272
Gross profit	153,869	157,562	124,605	169,680	201,111	169,734
Net income	30,471	33,231	16,681	37,811	64,662	37,536
Diluted net income per share	0.22	0.24	0.11	0.25	0.45	0.27
Net orders	301,594	309,214	346,793	397,598	422,692	331,347
The semiconductor equipment industry is subject to cyclical conditions which play a major role in demand, as defined by net orders. Order fluctuations, in turn, affect our net sales. In 2004, we experienced a significant increase in demand for our products. In the first three quarters of 2004, we experienced sequential increases in net orders of 26%, 15%, and 6%, respectively. The net order growth in 2004 was driven primarily by strengthening demand for corporate and consumer electronic devices, which resulted in an increase in our customers’ capacity utilization. In addition, during the first three quarters of 2004, we experienced increased demand as a result of our customers’ transition to 300mm fabrication equipment. In the fourth quarter of 2004, demand began to slow and we experienced a 22% decrease in net orders, followed by a 9% decrease in net orders in the first quarter of 2005. Our net orders for the second quarter of 2005 were up 3% from the first quarter of 2005.
The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders turn to revenue either at shipment or upon customer acceptance of the equipment. Our revenue recognition policy addresses the distinction between revenue recognized upon shipment and revenue recognized upon customer acceptance. Equipment generally ships within two or three months of receiving the related order. Customer acceptance, if applicable, is typically received three to six months after shipment. These time lines are general estimates and actual times may vary.
Results of Operations
(dollars in thousands)
On June 28, 2004, we acquired Peter Wolters AG, a manufacturer of high-precision machine manufacturing tools. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Our consolidated financial statements for the period ended July 2, 2005 include the financial position, results of operations and cash flows of Peter Wolters from June 28, 2004.
Net Sales

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	April 2, 2005	July 2, 2005	June 26, 2004
Net sales	$329,585	$338,219	$339,740	$669,325	$601,081
International net sales %	76%	79%	72%	74%	79%
As compared to the prior year period, net sales during the three months ended July 2, 2005 decreased by $8.6 million. This net decrease is comprised of a decrease of $25.6 million in the Semiconductor Group offset by an increase of $17.0 million in the Industrial Applications Group. The decrease in net sales in the Semiconductor Group is primarily attributable to lower volumes resulting from reduced capital spending by our customers. The increase in net sales in the Industrial Applications Group is primarily due to the acquisition of Peter Wolters AG in July 2004.
Geographical net sales as a percentage of total net sales were as follows (based upon the location of the customers’ facilities):

	Three Months Ended			Six Months Ended
	July 2, 2005	June 26, 2004	April 2, 2005	July 2, 2005	June 26, 2004
North America	24%	21%	28%	26%	21%
Europe	8%	6%	9%	9%	7%
Asia	68%	73%	63%	65%	72%
A significant portion of our net sales is generated in Asia, primarily because a substantial portion of the world’s semiconductor manufacturing capacity is located there. We consider the Asia region to include Korea, Japan, Singapore, China and Taiwan. We plan to continue to focus on expanding our market presence in Asia, as we believe that significant additional growth potential exists in this region over the long term.
Gross Profit

	Three Months Ended			Six Months Ended
	July 2, 2005	June 26, 2004	April 2, 2005	July 2, 2005	June 26, 2004
Gross profit	$157,562	$169,680	$153,869	$311,431	$294,285
% of net sales	48%	50%	45%	47%	49%
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
The decrease in gross profit percentage in the quarter ended July 2, 2005 from the prior year comparable periods is primarily attributable to product and geographical mix. Sales of inventory previously written down resulted in a benefit of approximately $0.3 million in the quarter ended July 2, 2005, which positively impacted our gross profit by 0.1 percent.
We are focused on improving our gross margins. This process involves working with our vendors to minimize costs, reviewing our current and future anticipated facility requirements to determine if facility reduction is necessary to achieve greater economies of scale, and continuing to outsource to take full advantage of available highly efficient manufacturing. We benefited from some of our efforts during the quarter ended July 2, 2005. However, the effort to make sustainable improvement in gross margins may take several quarters.

Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	July 2, 2005	June 26, 2004	April 2, 2005	July 2, 2005	June 26, 2004
SG&A expense	$50,325	$47,225	$51,760	$102,085	$89,628
% of net sales	15%	14%	15%	15%	15%
SG&A expense includes compensation and benefits for corporate, financial, marketing, and administrative personnel as well as travel expenses and professional fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.
The increase in SG&A expense, in absolute dollars, for the six months ended July 2, 2005 from last year’s comparable period is primarily due to higher selling costs and the increased expense from our IAG segment, which was formed subsequent to the acquisition of Peter Wolters AG in June 2004. Our SG&A expense in the current quarter was positively impacted by the reduction of our allowance for doubtful accounts by $6.1 million based upon management’s ongoing analysis of reserves for doubtful accounts. This positive effect was offset by the negative impact of $4.5 million of increased costs related to salary and future employee-related fringe benefits. SG&A expense, as a percentage of net sales, was essentially flat.
Research and Development (R&D)

	Three Months Ended			Six Months Ended
	July 2, 2005	June 26, 2004	April 2, 2005	July 2, 2005	June 26, 2004
R&D expense	$63,512	$63,471	$62,048	$125,560	$122,428
% of net sales	19%	19%	18%	19%	20%
R&D expense includes compensation and benefits for our research and development personnel, project materials, chemicals and other direct expenses incurred in product and technology development. Also included are expenses for equipment repairs and maintenance, rents, utilities and depreciation. The increase in R&D expense in absolute dollars for the quarter ended July 2, 2005 from the prior quarter is due to an increase of $2.1 million for costs related to salary and future employee-related fringe benefits. Our significant investment in R&D over the past several years reflects our strong commitment to the continuous improvement of our current product lines and the development of new products and technologies. We continue to believe that significant investment in R&D is required to remain competitive, and we plan to continue to invest in new products and enhancement of our current product lines.
Restructuring and Other Charges

	Three Months Ended			Six Months Ended
	July 2, 2005	June 26, 2004	April 2, 2005	July 2, 2005	June 26, 2004
Restructuring and other charges	$(74)	$—	$—	$(74)	$—
% of net sales	Less than 1%	—%	—%	Less than 1%	—%
During the quarter ended July 2, 2005, we determined that $0.1 million previously accrued for payments under a prior restructuring effort was no longer required. Accordingly, we reversed the charge that was previously incurred. We incurred no restructuring or other charges during the quarter ended April 2, 2005 or during the six months ended June 26, 2004.
Legal Settlement

	Three Months Ended			Six Months Ended
	July 2, 2005	June 26, 2004	April 2, 2005	July 2, 2005	June 26, 2004
Legal settlement	$—	$—	$—	$—	$2,500
% of net sales	—%	—%	—%	—%	1%
The results for the six month period ended June 26, 2004 included a $2.5 million legal settlement related to the then-pending settlement of an overtime class action lawsuit filed by field service engineers. No such charges were incurred in the comparable periods presented.

Acquired in-process research and development

	Three Months Ended			Six Months Ended
	July 2, 2005	June 26, 2004	April 2, 2005	July 2, 2005	June 26, 2004
Acquired in-process research and development	$—	$6,124	$—	$—	$6,124
% of net sales	—%	2%	—%	—%	1%
During the quarter ended June 26, 2004, we incurred a charge totaling $6.1 million for acquired in-process research and development in connection with the acquisition of Angstron Systems, Inc. We incurred no such charges in the other periods presented.
Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	July 2, 2005	June 26, 2004	April 2, 2005	July 2, 2005	June 26, 2004
Interest and other income, net	$3,674	$2,896	$3,469	$7,143	$5,645
% of net sales	1%	1%	1%	1%	1%
Interest and other income, net, includes interest income, interest expense and other non-operating items. The increase in interest and other income, net, in absolute dollars for the quarter ended July 2, 2005 compared to the quarter ended June 26, 2004 is primarily due to increased interest rates and higher balances of interest-bearing cash and short-term investments. This increase was partially offset by interest expense on long term debt of $0.9 million.
Income Taxes
Our effective tax rates were 30% and 32% for the three months ended July 2, 2005 and June 26, 2004. Our effective tax rates were 30% and 29% for the six months ended July 2, 2005 and June 26, 2004, respectively. The effective tax rate for the six months ended June 26, 2004 includes a $6.1 million in-process R&D charge, which is not deductible for income tax purposes and has no tax benefit. The higher effective tax rate in 2005 as compared to 2004 is primarily attributable to decreased benefits from the reduction of valuation allowances against certain deferred tax assets related to foreign tax credits. Our future effective income tax rate depends on various factors, such as the company’s profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income, and non-deductible expenses incurred in connection with acquisitions.
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
Deferred Tax Assets
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of July 2, 2005, we had approximately $123.9 million of deferred tax assets, net of a valuation allowance of $77.9 million principally related to acquired net operating loss carryforwards and foreign tax credits that are not realizable until 2007 and beyond. The valuation allowance includes $41.6 million related to acquired deferred tax assets of SpeedFam-IPEC, which will be credited to goodwill when realized, and $32.9 million related to stock option deductions, which will be credited to equity when realized. We believe that most deferred tax assets will be realized through anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an increase to the valuation allowance for deferred tax assets would decrease income in the period in which such a determination is made.
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
Foreign Exchange Contracts
We conduct portions of our business in various foreign currencies. We use forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations on intercompany accounts payable denominated in U.S. dollars and exposures to variability in anticipated non-U.S.-dollar-denominated cash flows. The maturities of these instruments are generally less than 12 months. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of other comprehensive income and is reclassified into earnings in the same period in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. The gain or loss from the ineffective portion of the hedge in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest and other, net during the period of change. We also enter into forward foreign exchange contracts to buy and sell foreign currencies to hedge the parent’s intercompany balances denominated in a currency other than the U.S. dollar. In 2005 and 2004, these hedging contracts were denominated primarily in the Taiwanese Dollar, Singapore Dollar, the Euro and the Japanese Yen. The forward foreign exchange contracts we use are generally short-term in nature. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses for effective and ineffective hedges have not been material to our results of operations.
Liquidity and Capital Resources
We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of cash at July 2, 2005 consisted of $685.1 million of cash, cash equivalents and short-term investments. This amount represents an increase of $97.4 million from $587.8 million at December 31, 2004. The increase was due primarily to net cash provided by operating activities of $164.2 million, offset by our repurchases of common stock for $69.7 million.
Net cash provided by operating activities during the six months ended July 2, 2005 was $164.2 million. This amount consisted primarily of $63.7 million provided by net income, adjusted for non-cash items. The net changes in working capital accounts provided $53.5 million.
Net cash used in investing activities for the six months ended July 2, 2005 was $104.6 million, which consisted primarily of purchases of short-term investments of $343.5 million, offset by proceeds from short-term investment sales and maturities of $253.4 million. As of July 2, 2005, we had no significant commitments to purchase property or equipment.
Net cash used in financing activities for the six months ended July 2, 2005 was $57.1 million, primarily for the repurchase of common stock for $69.7 million and payments on long-term debt of $13.0 million, offset by proceeds from employee stock compensation plans of $16.6 million and net proceeds from lines of credit of $9.0 million.
Effective June 25, 2004, two of our European subsidiaries entered into a credit arrangement that allowed for borrowings of up to $153.1 million. On June 28, 2004, we borrowed the entire amount available to fund the acquisition of Peter Wolters AG and for general corporate purposes. Borrowings are secured by cash or marketable securities on deposit and included within restricted cash on the consolidated balance sheet. As of July 2, 2005, $132.3 million of the loan was outstanding. All borrowings under the credit arrangement are due and payable on or before June 25, 2009.
Our subsidiaries in Asia and Europe have lines of credit with various banks with total borrowing capacity of $43.6 million. The lines of credit bear interest at various rates, expire on various dates through April 2006 and can be used for general operating purposes. Borrowings of $12.0 million were outstanding under these credit facilities as of July 2, 2005.
In connection with our purchase of Peter Wolters in June 2004, we deposited ten percent of the purchase price into escrow. The escrow amount was released to the former shareholders of Peter Wolters in June 2005, excluding $0.1 million which is being retained in escrow in connection with a tax accrual dispute.
We believe that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs at least through the next twelve months.
Related Party Transactions
We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. The aircraft was not operational during the quarter. Therefore, we did not incur any rental expense under the leasing agreement for the three months ended July 2, 2005. For the six months ended July 2, 2005 we incurred approximately $142,000 in rental expense and approximately $198,000 and $430,000 for the three and six months ended June 26, 2004, respectively.
Mr. Hill is a member of the Board of Directors of the University of Illinois Foundation. Novellus regularly provides research funding to certain groups, including the University of Illinois. Novellus provided research grants to the University of Illinois and certain of its professors in the amount of $120,000 for the six months ended July 2, 2005, and $15,000 and $135,000 for the three and six months ended June 26, 2004, respectively. No grants were provided during the three months ended July 2, 2005. Mr. Hill is also a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $351,000 and $702,000 for both the three and six months ended July 2, 2005, respectively, and the three and six months ended June 26, 2004, respectively.
On April 16, 2004, D. James Guzy retired from the Board of Directors and was named Director Emeritus. Mr. Guzy is also a member of the Board of Directors of Intel Corporation, one of our significant customers. Net sales to Intel represented approximately 13.9% and 17.5% of our net sales for the three and six months ended July 2, 2005 and 9.2% and 8.6% of our net sales for the three and six months ended June 26, 2004. Intel also accounted for 8.3% and 8.0% of our accounts receivable as of July 2, 2005 and December 31, 2004, respectively.
During the three and six months ended July 2, 2005 and June 26, 2004, Novellus employed, in non-executive positions, three immediate family members of our executive officers. The aggregate compensation amounts recognized for these immediate family members was approximately $48,000 and $122,000 for the three and six months ended July 2, 2005, respectively and approximately $101,000 and $183,000 for the three and six months ended June 26, 2004, respectively.
From time to time, we have made secured and unsecured loans to our executive officers, vice presidents and other key personnel. As of July 2, 2005, we do not have any outstanding loans to our “executive officers,” as defined by the Securities and Exchange Commission. However, we do have outstanding loans to non-executive vice presidents and other key personnel. As of July 2, 2005 and December 31, 2004, the total outstanding balance of loans to non-executive vice presidents and other key personnel was approximately $3.4 million and $5.0 million, respectively. Of the total amount outstanding at July 2, 2005, $2.7 million was secured by collateral. Loans typically bear interest, except for those used for employee relocation purposes. We have not realized material bad debts related to the loans to our personnel.
Risk Factors
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report.

Cyclical Downturns in the Semiconductor Industry
Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been very cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand is accelerating, rendering the global semiconductor industry increasingly volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. In particular, our inventory levels during periods of reduced demand have at times been higher than optimal, relative to the current levels of production demand. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. In 2004, 2003, 2002 and 2001, we implemented restructuring plans to align our business with fluctuating conditions, and future restructuring plans may be required to respond to accelerating changes. Net orders and net sales may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. After experiencing a significant increase in demand throughout the first, second and third quarters of 2004, we experienced a downturn in demand in the fourth quarter of 2004 and the first quarter of 2005, with a slight increase in the second quarter of 2005. We cannot assure our investors that this increase will be sustainable, and our net sales and operating results may be adversely affected if demand does not continue to recover and if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.
The Semiconductor Industry is Extremely Competitive and Capital-Intensive
We face substantial competition in the industry, from both potential new market entrants as well as established competitors. Competitors may have greater financial, marketing, technical or other resources, and greater ability to respond to pricing pressures, than we do, as well as broader product lines, greater customer service capabilities, or larger and more established sales organizations and customer bases. To maintain or capture a leadership position in the market, we must develop new and enhanced systems and introduce them at competitive prices on a timely basis. Semiconductor equipment manufacturers incur substantial costs to install and integrate capital equipment into their production lines, which increases the likelihood of continuing with select equipment vendors, including our competitors, and the difficulty of penetrating new customer accounts. In addition, sales of our systems depend in significant part upon a prospective customer’s decision to increase or expand manufacturing capacity — both of which typically involve a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy sales cycle, during which we may expend substantial funds and management effort. Heightened competition may also force price reductions that could adversely affect our results of operations.
Rapidly Changing Technology
We devote a significant portion of our personnel and financial resources to research and development programs, and we seek to maintain close relationships with our customers in order to remain responsive to their product needs. Our success will depend on our ability to accurately predict evolving industry standards, to develop innovative solutions and improve existing technologies, to win market acceptance of our new and advanced technologies and to manufacture our products in a timely and cost-effective manner that addresses changing customer needs in a range of materials, including copper and aluminium, at ever-smaller nodes. If we do not continue to gain market acceptance for our new technologies and products, or develop and introduce improvements in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.
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
Global Operations
We serve an increasingly global market. Substantial operations outside of the United States and export sales expose us to certain risks that may adversely affect our operating results and net sales, including, but not limited to:
•	Tariffs and other trade barriers;

•	Challenges in staffing and managing foreign operations and providing prompt and effective field support to our customers outside of the United States;

•	Difficulties in managing foreign distributors;

•	Potentially adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and variations in effective income tax rates among countries where we conduct business ;

•	Governmental controls, either by the United States or other countries, that restrict or make costly the operation of our business overseas and the import or export of semiconductor products;

•	Longer payment cycles; difficulties in collecting accounts receivables outside of the United States;

•	Inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions;

•	Global or regional economic downturns;

•	Geo-political instability, natural disasters, acts of war or terrorism; and

•	Fluctuations in interest and foreign currency exchange rates, creating the need to enter into forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations, specifically yen-denominated transactions. Exchange rate volatility may also increase the cost of our exported products for international customers and inhibit demand.
There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition or results of operations. In addition, each region in the global semiconductor equipment market exhibits unique market characteristics that can cause capital equipment investment patterns to vary significantly from period to period. We derive a substantial portion of our revenues from customers in Asia. Any negative economic developments or geo-political instability in Asia, including the possible outbreak of hostilities or epidemics involving China, Taiwan, Korea or Japan, could result in the cancellation or delay by certain significant customers of orders for our products, which could adversely affect our business, financial condition or results of operations. Our continuing expansion in Asia renders us increasingly vulnerable to these risks.
Variability of Quarterly Operating Results
We have experienced and expect to continue experiencing significant fluctuations in our quarterly operating results, which may adversely affect our share price. These fluctuations are due to a number of factors that include, but are not limited to:
•	Building our systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	Variability in manufacturing yields;

•	Failure to receive anticipated orders in time to permit shipment during the quarter;

•	Timing and cancellation of customer orders and shipments, including deferring orders of our existing products due to new product announcements by us and/or our competitors;

•	Changing demand for and sales of lower-margin products relative to higher-margin products;

•	Competitive pricing pressures; and

•	Overall business conditions in the semiconductor equipment industry.
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
Acquisitions
We have made—and may in the future make—acquisitions of or significant investments in businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:
•	Difficulties in integrating the operations, technologies, products and personnel of acquired companies;

•	Lack of synergies or the inability to realize expected synergies and cost-savings;

•	Revenue and expense levels of acquired entities differing from those anticipated at the time of the acquisitions;

•	Difficulties in managing geographically dispersed operations;

•	The potential loss of key employees, customers and strategic partners of acquired companies;

•	Claims by terminated employees, shareholders of acquired companies or other third parties related to the transaction;

•	The issuance of dilutive securities, assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•	Diversion of management’s attention from normal daily operations of the business; and

•	The impairment of acquired intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies.
Acquisitions are inherently risky, and we cannot provide any assurance that our previous or future acquisitions will be successful. The inability to effectively manage the risks associated with previous or future acquisitions could materially and adversely affect our business, financial condition or results of operations.
Diversification Strategy
Our core business and expertise has historically been in the development, manufacture, sale and support of deposition technologies, and more recently, wafer surface preparation and chemical mechanical planarization technologies. Our acquisition of Peter Wolters and the establishment of our Industrial Applications Group represent the first expansion of our business beyond the semiconductor equipment industry. We lack experience in the high-precision machine manufacturing equipment market, relative to our knowledge of the semiconductor equipment industry, and cannot give any assurance that we can maintain or improve the quality of products, level of sales, or relations with significant employees, customers or suppliers, that are necessary to compete in or lead the market for high-precision machine manufacturing tools. Our efforts to integrate and develop the Industrial Applications Group may divert capital, management attention, research and development and other critical resources away from, and adversely affect, our core business.

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
Adverse outcomes in current or future legal disputes regarding patent and intellectual property rights could result in the loss of our proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. However, we are not aware of any significant claim of infringement by our products of any patent or proprietary rights of others. Regardless of the merit of any legal disputes, we incur substantial costs to prosecute or defend our intellectual property rights. In addition, if the terms of settlements entered into with certain of our competitors are not observed or enforced, we may suffer further costs. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.
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
Outsourcing Activities
We also outsource the manufacture of major subassemblies, which enables us to focus on performing system design, assembly and testing in-house, thereby minimizing our fixed costs and capital expenditures. Although we make reasonable efforts to ensure that third party providers will perform to our standards, our reliance on suppliers and subcontractors limits our control over quality assurance and delivery schedules. Defects in workmanship, unacceptable yields and manufacturing disruptions may impair our ability to manage inventory and cause delays in shipments and cancellation of orders that may adversely affect our relationships with current and prospective customers and enable competitors to penetrate our customer accounts. In addition, third party providers may prioritize capacity for larger competitors or increase prices to us, which will affect our ability to respond to pricing pressures from competitors and customers, and our profitability.
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
In this regard, our independent registered public accounting firm advised us in 2004 that its affiliate offices in Japan, China and Taiwan have previously performed certain services for Novellus subsidiaries. The fees associated with these services were not substantial, although the services themselves might be characterized as “prohibited non-audit services” under existing securities laws. We, together with the Audit Committee of our Board of Directors and our independent registered public accounting firm, have concluded that the performance of these services did not impair our accounting firm’s independence with respect to Novellus.
Costs of Corporate Governance and Financial Reporting Compliance
To comply with the requirements of the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and adopted by Nasdaq in response to Sarbanes-Oxley, we have made changes to our financial reporting, securities disclosure and corporate governance practices. We may incur increased legal and financial compliance costs due to these new and evolving rules, regulations, and listing requirements, and management time and resources may be re-directed to ensure current and implement future compliance initiatives. These rules may make it more difficult for us to attract and retain qualified executive officers and members of our Board of Directors, particularly to serve on our audit committee, as well as make it more costly to obtain liability coverage for our officers and directors.
Third-Party Indemnification
From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers, lessors, and parties to other transactions with us, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties or other claims made against certain parties. If our customers become involved in legal disputes in which they contend that we allegedly have indemnification obligations, we may be subject to potential liability. It is not possible to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by us under these obligations have not been material.
Changes in Accounting Standards for Stock Option Plans
Beginning in our first fiscal quarter of 2006, SFAS 123(R) will require us to recognize compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness because the expense associated with these grants may result in future compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models required by SFAS 123(R) were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of SFAS 123(R). Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirement under SFAS 123(R) to recognize the fair value of stock options as compensation expense, beginning in the first quarter of 2006, our future profitability can be expected to be reduced.
Investment Activities
Our ability to compete in the semiconductor manufacturing industry depends on our success in developing new and enhanced technologies that advance the productivity and innovation advantages of our products. To further these goals, we have formed the Novellus Development Company, a venture fund that enables us to invest in emerging technologies and strengthen our technology portfolio for both existing and potentially new market opportunities. Although the fund intends to make enquiries reasonably necessary to make an informed decision as to the companies and technologies in which it will invest, we cannot provide any assurance as to any future return on investment or ability to bring new technologies to market. There are risks inherent in investing in start-up companies which may lack a stable management team, operating history or adequate cash flow. Also, the securities in which the fund may invest may not be registered under the Securities Act or any applicable state securities laws, and may be subject to restrictions on marketability or transferability. Given the nature of the investments that may be contemplated by the fund, there is a significant risk that it will be unable to realize its investment objectives by sale or other disposition or will otherwise be unable to identify or develop any commercially viable technology. In particular, these risks could arise from changes in the financial condition or prospects, management inexperience and lack of research and development resources of the companies in which investments are made, and evolving technological standards. Investments contemplated by the fund may divert management time and attention, as well as capital, away from our core operating business. Any future losses on investments attributable to the fund may adversely impact our business, financial condition and operating results.
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
Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s internal controls for financial reporting, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s internal controls for financial reporting. This information was important both for the controls evaluation generally and because items 4 and 5 in the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer require that the Chief Executive Officer and the Chief Financial Officer disclose that information to our the Audit Committee of our Board of Directors and to our independent auditors and report on related matters in this section of the Quarterly Report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions.” These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control for financial reporting does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures. In accordance with SEC requirements, the Chief Executive Officer and the Chief Financial Officer note that, during our most recent fiscal quarter, there have been no changes in internal controls for financial reporting that have actually affected or are reasonably likely to materially affect our internal controls for financial reporting.
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
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The following identifies the litigation matters for which a material development has occurred during the quarter ended July 2, 2005. For more detailed information on litigation matters outstanding please see Item 3 “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2004.
Linear Technology Corporation
In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted without leave to amend on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order granting judgment in favor of Novellus. Although we prevailed on these claims in the Superior Court, it is possible that the Court of Appeals will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. We cannot predict how the Court of Appeals will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any, due to the uncertainty of the appeals process.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
			as Part of	that May Yet
	Total		Publicly	Be Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
April 3, 2005 to May 7, 2005	2,895,700	$24.06	2,895,700	$1020.1 million
May 8, 2005 to June 4, 2005	—	—	—	$1020.1 million
June 5, 2005 to July 2, 2005	—	—	—	$1020.1 million

Total	2,895,700	$24.06	2,895,700	$1020.1 million

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
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Novellus’ Annual Meeting of Shareholders, held on April 29, 2005, the following proposals were voted on by the Shareholders as noted below:
1. Election of Directors.

Name of Nominee	In Favor	Withheld
Richard S. Hill	123,529,319	3,717,745
Neil R. Bonke	125,547,913	1,699,151
Youssef A. El-Mansy	112,332,614	14,914,450
J. David Litster	112,344,120	14,902,944
Yoshio Nishi	112,229,256	15,017,808
Glen G. Possley	124,547,310	2,699,754
Ann D. Rhoads	125,536,784	1,710,280
William R. Spivey	112,065,566	15,181,498
Delbert A. Whitaker	112,245,173	15,001,891

2. Approval of an amendment to the 2001 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder from 6,360,000 to 10,860,000 shares.

In Favor	Opposed	Abstained
70,790,838	32,464,186	770,725
3. Approval of an amendment to the Amended and Restated 1992 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder from 4,900,000 to 5,900,000 shares.

In Favor	Opposed	Abstained
99,309,810	3,940,271	776,918
4. Ratification of the appointment of Ernst & Young LLP as the independent auditors of Novellus for the fiscal year ending December 31, 2005.

In Favor	Opposed	Abstained
123,760,215	2,582,323	731,319
ITEM 6: EXHIBITS
(a) Exhibits

10.33	Form of Non-Employee Director Restricted Stock Bonus Agreement

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 5, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 5, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 5, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 5, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By: /s/ John Chenault John Chenault

Vice President and Chief Financial Officer

(Principal Financial Officer and Chief Accounting Officer)
August 5, 2005

EXHIBIT INDEX

10.33	Form of Non-Employee Director Restricted Stock Bonus Agreement

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 5, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 5, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 5, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 5, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.