Form 10-Q/A
period 2005-07-02
NOVELLUS SYSTEMS INC
filed 2005-08-12
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005, filed with the Securities and Exchange Commission on August 8, 2005 (the “Original Filing”). This Amendment is required to correct the Section 302 certifications filed as Exhibits 31.1 and 31.2 to the Original Filing and to file current Section 906 certifications. The Section 302 certifications and the Section 906 certifications are filed with this Amendment as exhibits 31.1, 31.2, 32.1 and 32.2, respectively. The Original Filing, as amended hereby, continues to speak as of the date of the Original Filing and other disclosures have not been updated to speak of any later date.
NOVELLUS SYSTEMS, INC.
FORM 10-Q/A
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

In Favor	Opposed	Abstained
99,309,810	3,940,271	776,918
4. Ratification of the appointment of Ernst & Young LLP as the independent auditors of Novellus for the fiscal year ending December 31, 2005.

In Favor	Opposed	Abstained
123,760,215	2,582,323	731,319
ITEM 6: EXHIBITS
(a) Exhibits

10.33	Form of Non-Employee Director Restricted Stock Bonus Agreement

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 12, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 12, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 12, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 12, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By: /s/ John Chenault John Chenault

Vice President and Chief Financial Officer

(Principal Financial Officer and Chief Accounting Officer)
August 12, 2005

EXHIBIT INDEX

10.33	Form of Non-Employee Director Restricted Stock Bonus Agreement

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 12, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 12, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 12, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 12, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.