Form 10-K/A
period 2004-12-31
NOVELLUS SYSTEMS INC
filed 2005-09-13
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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
Common Stock, no par value
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 25, 2004 the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was $4,313,778,859, based on the average of the high and low price of the Common Stock as reported on the NASDAQ National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares of the Registrant’s Common Stock outstanding on March 4, 2005 was 140,530,177.
     Documents Incorporated by Reference: Not applicable.

EXPLANATORY NOTE
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EXHIBIT 32.1.1
EXHIBIT 32.2.1

EXPLANATORY NOTE
We are filing this Form 10-K/A Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed on March 15, 2005 (the “Annual Report”) to correct a typographical error in the fiscal year ended date in Exhibits 32.1 and 32.2 to such Annual Report.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

32.1.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated as of August 31, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.1	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated as of August 31, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 1 to our Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 12th day of September, 2005.

NOVELLUS SYSTEMS, INC.
By:	/s/ Richard S. Hill
Richard S. Hill
Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A Amendment No. 1 to our Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 12, 2005
/s/ William H. Kurtz William H. Kurtz	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 12, 2005
* Neil R. Bonke	Director	September 12, 2005
* Youssef A. El-Mansy	Director	September 12, 2005
* J. David Litster	Director	September 12, 2005
* Yoshio Nishi	Director	September 12, 2005
* Glen G. Possley	Director	September 12, 2005
* Ann D. Rhoads	Director	September 12, 2005
* William R. Spivey	Director	September 12, 2005
* Delbert Whitaker	Director	September 12, 2005

*By:	/s/ Richard S. Hill
Richard S. Hill
Attorney in fact

EXHIBIT INDEX

Exhibit
No.	Description
32.1.1
Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated as of August 31, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.1	Certification of John Chenault, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated as of August 31, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.