Form 10-K/A
period 2004-12-31
NOVELLUS SYSTEMS INC
filed 2005-10-17
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

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

NOVELLUS SYSTEMS, INC.

2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

_________________

EXPLANATORY NOTE

        We are filing this Form 10-K/A Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed on March 15, 2005 (the “Annual Report”) and as amended by Amendment No. 1 to the Annual Report as filed on September 13, 2005, to correct a typographical error in the fiscal year ended date in Exhibits 32.1 and 32.2 to such Annual Report.

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

The information required by this item is included under “Proposal No. 1: Election of Directors,” “Other Information — Executive Officers“ and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement, filed in connection with our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included under “Other Information — Executive Compensation” in our Proxy Statement, filed in connection with our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under “Other Information — Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, filed in connection with our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is included under “Other Information — Certain Transactions” in our Proxy Statement, filed in connection with our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under “Audit and Non-Audit Fees” in our Proxy Statement, filed in connection with our 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents were filed as part of the report on Form 10-K on March 15, 2005:

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

The following financial statement schedule was filed as part of the Report on Form 10-K on March 15, 2005 and should be read in conjunction with the financial statements:

Schedule II — Valuation and Qualifying Accounts.

All other schedules were omitted because they were not required or the required information was included in the financial statements or notes thereto.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Except as indicated, the following exhibits were filed as part of the Report on Form 10-K on March 15, 2005:

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
31.1.1
Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated October 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2.1
Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated October 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1.1
Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated October 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2.1
Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated October 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*Compensatory plan

**Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 2 to our Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 14th day of October, 2005.

NOVELLUS SYSTEMS, INC.

By:	/s/ William H. Kurtz William H. Kurtz Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A Amendment No. 2 to our Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Richard S. Hill	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	October 14, 2005
Richard S. Hill

/s/ William H. Kurtz	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 14, 2005
William H. Kurtz

*	Director	October 14, 2005
Neil R. Bonke

*	Director	October 14, 2005
Youssef A. El-Mansy

*	Director	October 14, 2005
J. David Litster

*	Director	October 14, 2005
Yoshio Nishi

*	Director	October 14, 2005
Glen G. Possley

*	Director	October 14, 2005
Ann D. Rhoads

*	Director	October 14, 2005
William R. Spivey

*	Director	October 14, 2005
Delbert Whitaker

*By:	/s/ Richard S. Hill
Richard S. Hill Attorney-in-Fact

EXHIBIT INDEX

3.1(1)	Amended and Restated Articles of Incorporation of Novellus.
3.2	Amended and Restated Bylaws of Novellus.
10.1(2)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.
10.2(3)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.
*10.3(4)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.
*10.4(5)	Form of Restated Stock Purchase Agreement between Novellus and Jeff Benzing, Wilbert van den Hoek and certain other employees dated December 16,1999.
*10.5(6)	Novellus’ 1992 Employee Stock Purchase Plan.
*10.6(7)	Form of Directors and Officers Indemnification Agreement.
*10.7(8)	GaSonics International Corporation Amended and Restated 1994 Stock Option/Stock Issuance Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10.8(9)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10.9(10)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.
10.10(11)	Form of Light Industrial Lease between Teachers Insurance and Annuity Association of America and GaSonics, Inc. for office space at 2730 Junction Avenue, San Jose, California.
*10.11(12)	Novellus Systems, Inc. 2001 Stock Incentive Plan dated May 11, 2001, together with forms of agreement thereunder.
*10.12(13)	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.
*10.13(14)	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10.14(15)	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.
*10.15(16)	SpeedFam International, Inc. Amended and Restated 1991 Employee Incentive Stock Option Plan, as assumed by Novellus.
*10.16(17)	SpeedFam-IPEC, Inc. Stand-Alone Stock Option Agreement dated June 14, 2001 between SpeedFam-IPEC, Inc. and Peter Simone, as assumed by Novellus.
10.17(18)	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.
10.18(19)	Purchase and Sale Agreement between Glen Una Management Company, Inc. and SpeedFam-IPEC, Inc. dated May 31, 2002.
10.19(20)	Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated June 21, 2002.
10.20(21)	First Amendment to Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated January 21, 2003.
10.21(22)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2002.
*10.22(23)	Letter Agreement between Novellus and Sasson Somekh dated January 23, 2004.
*10.23(24)	Letter Agreement between Novellus and Thomas St. Dennis dated June 27, 2003.

*10.24(25)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 13, 2002.
*10.25(26)	Stand-Alone Stock Option Agreement dated January 23, 2004, between Novellus and Sasson Somekh.
*10.26(27)	Stand-Alone Restricted Stock Award dated January 23, 2004, between Novellus and Sasson Somekh.
10.27(28)	Credit Agreement, dated June 25, 2004, between Johanna 34 Vermogensverwaltungs GmbH, Novellus Systems BV, Novellus Systems, Inc. and JPMorgan Chase Bank, as Administrative Agent
10.28(29)	Guarantee and Collateral Agreement, dated June 25, 2004, made by Novellus Systems, Inc. in favor of JPMorgan Chase Bank, as Administrative Agent
10.29(30)	Binding Memorandum of Understanding between Novellus Systems, Inc., and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*10.30	Amended and Restated Employment Agreement effective as of March 11, 2005 between Novellus Systems, Inc. and Richard S. Hill.
21.1	Subsidiaries of Novellus.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 75).
31.1.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated October 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.1	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated October 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated October 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.1	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated October 14, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(3)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(4)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(5)	Incorporated by reference to Exhibit 10.21 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(6)	Incorporated by reference to Exhibit 10.31 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(7)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

(8)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(9)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(10)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(11)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(12)	Incorporated by reference to Exhibit 10.7 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.

(13)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(14)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(15)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(16)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(17)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(18)	Incorporated by reference to Exhibit 10.35 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(19)	Incorporated by reference to Exhibit 10.36 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(20)	Incorporated by reference to Exhibit 10.37 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(21)	Incorporated by reference to Exhibit 10.38 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(22)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(23)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(24)	Incorporated by reference to Exhibit 10.40 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(25)	Incorporated by reference to Exhibit 10.41 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(26)	Incorporated by reference to Exhibit 10.42 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(27)	Incorporated by reference to Exhibit 10.43 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(28)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(29)	Incorporated by reference to Exhibit 10.2 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(30)	Incorporated by reference to Exhibit 99.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

*     Management contracts or compensatory plans or arrangements.