Form 10-Q
period 2005-10-01
NOVELLUS SYSTEMS INC
filed 2005-11-07
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
YES ☐ NO ☑
As of November 1, 2005, 133,377,534 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED OCTOBER 1, 2005

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
Net sales	$338,878	$415,935	$1,008,203	$1,017,016
Cost of sales	191,684	214,824	549,578	521,620

Gross profit	147,194	201,111	458,625	495,396
Operating expenses:
Selling, general and administrative	53,365	49,585	155,450	139,213
Research and development	61,263	68,202	186,823	190,630
Restructuring and other charges (benefits)	3,361	(923)	3,287	(923)
Acquired in-process research and development	—	—	—	6,124
Legal settlement	—	2,900	—	5,400

Total operating expenses	117,989	119,764	345,560	340,444

Operating income	29,205	81,347	113,065	154,952
Interest income, net	4,596	1,872	11,943	6,995
Other income (loss), net	(2,191)	7,854	(2,395)	8,376

Interest and other income, net	2,405	9,726	9,548	15,371

Income before income taxes	31,610	91,073	122,613	170,323
Provision for income taxes	8,195	26,411	35,496	51,169

Net income	$23,415	$64,662	$87,117	$119,154

Net income per share:
Basic net income per share	$0.17	$0.45	$0.63	$0.80

Diluted net income per share	$0.17	$0.45	$0.62	$0.79

Shares used in basic per share calculation	137,848	142,333	138,602	148,119

Shares used in diluted per share calculation	138,895	143,574	139,646	150,353

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 1,	December 31,
	2005	2004 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,531	$106,117
Short-term investments	692,463	481,645
Accounts receivable, net	343,884	395,522
Inventories	205,607	261,046
Deferred tax assets, net	105,892	110,644
Prepaid and other current assets	30,205	14,350

Total current assets	1,416,582	1,369,324
Property and equipment, net	440,917	476,492
Restricted cash and cash equivalents	148,545	176,708
Goodwill	265,398	278,972
Intangible and other assets	103,509	100,336

Total assets	$2,374,951	$2,401,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,676	$70,446
Accrued payroll and related expenses	57,699	64,531
Accrued warranty	49,005	45,526
Other accrued liabilities	51,117	54,517
Income taxes payable	16,898	14,691
Deferred profit	69,869	71,216
Current obligations under lines of credit	6,225	3,103

Total current liabilities	310,489	324,030
Long term debt	125,752	161,103
Other liabilities	46,941	54,865

Total liabilities	483,182	539,998
Shareholders’ equity:
Common stock	1,465,078	1,473,829
Deferred stock compensation	(14,390)	(17,159)
Retained earnings	439,847	399,919
Accumulated other comprehensive income	1,234	5,245

Total shareholders’ equity	1,891,769	1,861,834

Total liabilities and shareholders’ equity	$2,374,951	$2,401,832

*	Amounts as of December 31, 2004 are derived from the December 31, 2004 audited financial statements.
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 1,	September 25,
	2005	2004
Cash flows from operating activities:
Net income	$87,117	$119,154
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of an investment	—	(353)
Non-cash portion of restructuring charges	8,538	(923)
Non-cash portion of legal settlement	—	(8,076)
Loss on disposal of fixed assets	663	1,188
Depreciation and amortization	62,772	64,660
Deferred income taxes	9,963	(12,720)
Stock-based compensation	2,700	2,987
Changes in operating assets and liabilities:
Accounts receivable	38,089	(186,456)
Inventories	31,328	(39,636)
Prepaid and other current assets	(4,800)	(2,237)
Accounts payable	(17,019)	13,383
Accrued payroll and related expenses	(6,151)	37,425
Accrued warranty	3,812	14,395
Other accrued liabilities	(4,407)	8,401
Income taxes payable	5,038	43,997
Deferred profit	(1,091)	25,176

Net cash provided by operating activities	216,552	80,365

Cash flows from investing activities:
Proceeds from sales of short-term investments	277,839	574,511
Proceeds from maturities of short-term investments	125,674	233,907
Purchases of short-term investments	(614,906)	(762,111)
Capital expenditures	(35,691)	(17,238)
Proceeds from sale of property and equipment	2,676	—
Increase in other assets	26,469	(177,596)
Purchase of Peter Wolters AG, net of cash acquired	—	(142,916)

Net cash used in investing activities	(217,939)	(291,443)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	26,920	21,576
Proceeds from (payments on) lines of credit, net	3,207	(7,624)
Payments on long-term debt	(19,838)	153,115
Repurchase of common stock	(82,791)	(401,661)

Net cash used in financing activities	(72,502)	(234,594)

Effects of exchange rate on cash and cash equivalents	6,303	381
Net increase (decrease) in cash and cash equivalents	(67,586)	(445,291)

Cash and cash equivalents at the beginning of the period	106,117	497,178

Cash and cash equivalents at the end of the period	$38,531	$51,887

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
In the third quarter of 2004, we acquired Peter Wolters AG, a manufacturer of high-precision machine manufacturing tools. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Our consolidated financial statements for the periods ended October 1, 2005 include the financial position, results of operations and cash flows of Peter Wolters from the date of acquisition. Due to the divergence of Peter Wolters’ existing product lines and customer base from the operating segment in which we primarily operate, we have determined that we operate in two segments and have provided the related disclosures. We refer to this segment as our Industrial Applications Group.
Allowance for Doubtful Accounts
We evaluate our allowance for doubtful accounts based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we provide a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We charge accounts receivable balances against our allowance for doubtful accounts once we have concluded our collection efforts. The balance for allowance for doubtful accounts was $1.2 million and $8.2 million at October 1, 2005 and December 31, 2004, respectively. The decrease primarily results from a $6.1 million reduction in the allowance for doubtful accounts.
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
In our consolidated statements of operations we recognize stock-based compensation, measured at the intrinsic value, on the graded vesting method over the vesting periods for nonvested stock awards and stock options, which is generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense recorded in earlier years than the straight-line method.
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
Had compensation expense been determined based on the fair value as determined by the Black-Scholes-Merton model at the grant date for awards, consistent with the provisions of SFAS No. 123, we would have reported pro forma net income and net income per share as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net income as reported	$23,415	$64,662	$87,117	$119,154
Add:
Intrinsic value method expense included in reported net income, net of related tax effects	306	998	1,890	2,977
Less:
Fair value method expense, net of related tax effects	(6,853)	(11,240)	(25,592)	(39,071)

Pro-forma net income	$16,868	$54,420	$63,415	$83,060

Pro-forma basic net income per share	$0.12	$0.38	$0.46	$0.56

Pro-forma diluted net income per share	$0.12	$0.38	$0.45	$0.56

Basic net income per share as reported	$0.17	$0.45	$0.63	$0.80

Diluted net income per share as reported	$0.17	$0.45	$0.62	$0.79

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, with the following weighted-average assumptions for grants made in the three and nine months ended October 1, 2005 and September 25, 2004:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected volatility	69%	74%	70%	76%
Risk free interest rate	3.6%	2.7%	3.4%	2.5%
Expected lives	3.7 years	3.7 years	3.7 years	3.5 years
The weighted-average fair value of stock options granted during the period was $13.92 and $13.94 for the three and nine months ended October 1, 2005, respectively, and $14.09 and $16.42 for the three and nine months ended September 25, 2004, respectively.
The pro forma net income and net income per share data listed above include expense related to the Employee Stock Purchase Plan, referred to herein as the Purchase Plan. The fair value of issuances under the Purchase Plan is estimated on the date of issuance using the Black-Scholes-Merton option-pricing model, with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected volatility	33%	45%	36%	45%
Risk free interest rate	2.3%	1.3%	2.2%	1.3%
Expected lives	.5 year	.5 year	.5 year	.5 year
The weighted-average fair value of purchase rights was $5.82 and $6.36 for the three and nine months ended October 1, 2005, and $7.92 and $8.78 for the three and nine months ended September 25, 2004, respectively.
Recent Accounting Pronouncements
In March 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or EITF No. 03-1. EITF No. 03-1 includes guidance for determining and recording impairment for both debt and equity securities. EITF No. 03-1 also requires additional disclosure for investments that are deemed to be temporarily impaired under the standard. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1, or FSP EITF 03-1-1. Effective upon issuance, FSP EITF 03-1-1 delayed, indefinitely, certain measurement and recognition guidance contained in EITF No. 03-1. We are currently in the process of assessing the impact, if any, of this guidance.
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
Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including shares of nonvested common stock subject to repurchase and, when dilutive, potential shares from stock options to purchase common stock using the treasury stock method.
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Numerator:
Net income	$23,415	$64,662	$87,117	$119,154

Denominator:
Basic weighted-average shares outstanding	137,848	142,333	138,602	148,119
Employee stock options and restricted stock	1,047	1,241	1,044	2,234

Diluted weighted-average shares outstanding	138,895	143,574	139,646	150,353

Basic net income per share	$0.17	$0.45	$0.63	$0.80

Diluted net income per share	$0.17	$0.45	$0.62	$0.79

Options to purchase approximately 19.1 million and 20.2 million shares of common stock at a weighted-average exercise price of $34.96 and $35.10 per share were outstanding for the three and nine months ended October 1, 2005, respectively. Options to purchase approximately 20.3 million and 12.5 million shares of common stock at a weighted-average exercise price of $36.39 and $40.92 per share were outstanding for the three and nine months ended September 25, 2004, respectively. These options were not included in the computation of diluted net income per common share because the respective exercise prices of these options were greater than the average respective market prices of the common shares and, therefore, the effect would be anti-dilutive.
3. OTHER INCOME (LOSS), NET
The components of other income (loss), net within the consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Other income	$212	$146	$441	$1,123
Other expense	(303)	(103)	(434)	(430)
Litigation proceeds	—	8,000	—	8,000
Foreign currency loss, net	(2,100)	(189)	(2,402)	(317)

Total other income (loss), net	$(2,191)	$7,854	$(2,395)	$8,376

4. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance sheet date, inventories consisted of the following (in thousands):

	October 1,	December 31,
	2005	2004
Purchased and spare parts	$161,997	$192,935
Work-in-process	26,367	54,586
Finished goods	17,243	13,525

Total inventories	$205,607	$261,046

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
A summary of changes in goodwill during the periods ended October 1, 2005 and September 25, 2004 is as follows (in thousands):

	2005
		Industrial
	Semiconductor	Applications
	Group	Group	Total
Balance at December 31, 2004	$162,230	$116,742	$278,972
SpeedFam-IPEC adjustment	(1,170)	—	(1,170)
Foreign currency translation	—	(4,093)	(4,093)

Balance at April 2, 2005	$161,060	$112,649	$273,709
SpeedFam-IPEC adjustment	(1,170)	—	(1,170)
Foreign currency translation	—	(7,455)	(7,455)

Balance at July 2, 2005	$159,890	$105,194	$265,084
SpeedFam-IPEC adjustment	(1,170)	—	(1,170)
Peter Wolters adjustment	—	1,946	1,946
Foreign currency translation	—	(462)	(462)

Balance at October 1, 2005	$158,720	$106,678	$265,398

	2004
		Industrial
	Semiconductor	Applications
	Group	Group	Total
Balance at June 26, 2004	$173,267	$—	$173,267
SpeedFam-IPEC adjustment	(799)	—	(799)
Peter Wolters acquisition	—	104,221	104,221
Foreign currency translation	—	1,233	1,233

Balance at September 25, 2004	$172,468	$105,454	$277,922

During the three and nine months ended October 1, 2005, we reduced valuation allowances by approximately $1.2 million and $3.5 million, respectively, against certain net operating loss carryforwards recorded during the acquisition of SpeedFam-IPEC in 2002. Additionally, during the quarter ended October 1, 2005, we increased goodwill by $1.9 million as a result of an adjustment to the Peter Wolters purchase price allocation pertaining to inventory. For the six months ended June 26, 2004 there were no changes to goodwill.
In connection with our purchase of Peter Wolters, we deposited ten percent of the purchase price into escrow. The escrow amount was released to the former shareholders of Peter Wolters in June 2005, excluding $0.1 million which is being retained in escrow in connection with a tax accrual dispute.

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
Intangible Assets
The following tables provide details of our acquired intangible assets (in thousands):

		Accumulated
October 1, 2005	Gross	Amortization	Net
Patents	$4,197	$(1,049)	$3,148
Developed technology	28,122	(10,285)	17,837
Trademark	6,108	(764)	5,344
Other intangible assets	138	(87)	51

Total	$38,565	$(12,185)	$26,380

		Accumulated
December 31, 2004	Gross	Amortization	Net
Patents	$4,197	$(525)	$3,672
Developed technology	28,095	(6,928)	21,167
Trademark	6,809	(340)	6,469
Other intangible assets	138	(81)	57

Total	$39,239	$(7,874)	$31,365

Our estimated amortization expense for the identifiable intangible assets for each of the next five fiscal years will be approximately $5.9 million for 2006, $6.0 million for 2007, $5.8 million for 2008, $3.1 million for 2009 and $1.7 million for 2010. As of October 1, 2005, we have no identifiable intangible assets with indefinite lives.
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

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Balance, beginning of period	$50,493	$38,264	$45,526	$28,805
Peter Wolters balance at acquisition	—	2,367	—	2,367
Warranties issued	15,059	22,589	57,609	59,926
Settlements	(22,729)	(19,305)	(63,032)	(49,243)
Changes in liability for pre-existing warranties, including expirations	6,182	1,064	8,902	3,124

Balance, end of period	$49,005	$44,979	$49,005	$44,979

7. RESTRUCTURING AND OTHER CHARGES
As of October 1, 2005, substantially all actions under our 2004, 2003, 2002 and 2001 restructuring plans had been completed, except for payments of future rent obligations of $32.5 million, which are to be paid in cash through 2017. During the quarter ended October 1, 2005, we recorded a benefit of $3.0 million due to a change in estimate of sublease income related to facilities previously included in our restructuring accrual. All restructuring and other charges are related to the Semiconductor Group.

In September 2005, we incurred a restructuring charge in an effort to consolidate operations and streamline our product offerings. In connection with this decision we recorded approximately $11.6 million in restructuring charges. Included in this charge is approximately $5.2 million related to an inventory write down included in cost of sales, approximately $0.2 million in severance-related charges and approximately $6.1 million related to the write-down of property and equipment and accelerated depreciation associated with certain leasehold improvements included in restructuring and other charges (benefits).
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
The following table summarizes restructuring activity for the nine months ended October 1, 2005 (in thousands):
Inventory

				Acquisition		Inventory
	Facilities	Asset Charges	Severance	Expense	Total	Write-Down
Balance at December 31, 2004	$41,681	$163	$160	$198	$42,202	$—
Cash payments	(2,209)	(52)	(62)	—	(2,323)	—

Balance at April 2, 2005	39,472	111	98	198	39,879	—
Cash payments	(1,806)	(93)	—	—	(1,899)	—
Adjustment	—	—	(74)	—	(74)	—

Balance at July 2, 2005	37,666	18	24	198	37,906	—
Cash payments	(2,217)	—	—	—	(2,217)	—
Restructuring charges	1,557	4,529	231	—	6,317	5,250
Non-cash adjustment	(4,513)	(4,529)	—	—	(9,042)	(5,250)

Balance at October 1, 2005	$32,493	$18	$255	$198	$32,964	$—

8. LONG-TERM OBLIGATIONS
At October 1, 2005, we had borrowings of $125.8 million, denominated in Euros. These borrowings consisted of approximately $125.1 million and $0.7 million, with interest rates of 2.33% and 4.82%, respectively. Certain borrowings are required to be secured by cash or marketable securities on deposit. Our borrowings are due and payable on or before June 2009. Amounts to secure these borrowings are included within restricted cash on the consolidated balance sheets.
9. COMPREHENSIVE INCOME
The following are the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net income	$23,415	$64,662	$87,117	$119,154
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(1,657)	(947)	(5,695)	(1,370)
Unrealized change in derivative instruments	(2,699)	—	2,259	—
Realized gain on available-for-sale securities, net of tax	—	(12)	—	(353)
Unrealized gain (loss) on available-for-sale securities, net of tax	(24)	1,043	(575)	182

Comprehensive income	$19,035	$64,746	$83,106	$117,613

The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

	October 1,	December 31,
	2005	2004
Foreign currency translation adjustments	$537	$6,232
Unrealized change in derivative instruments	2,259	—
Unrealized loss on available-for-sale securities	(1,562)	(987)

Accumulated other comprehensive income	$1,234	$5,245

10. PENSION PLAN
On June 28, 2004, we acquired Peter Wolters AG, including its existing pension plan. The pension balance at October 1, 2005 and December 31, 2004 was $6.3 million and $7.0 million, respectively. The changes in the obligation consisted of interest cost, service cost, benefit payments and currency translation adjustments, which were not significant.
11. RELATED PARTY TRANSACTIONS
We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred approximately $0.2 million and $0.4 million in rental expense for the three and nine months ended October 1, 2005, respectively, and approximately $0.2 million and $0.7 million for the three and nine months ended September 25, 2004, respectively.
Mr. Hill is a member of the Board of Directors of the University of Illinois Foundation. Novellus regularly provides research funding to certain groups, including the University of Illinois. Novellus provided research grants to the University of Illinois and certain of its professors in the amount of approximately $0.1 million for each of the nine-month periods ended October 1, 2005 and September 25, 2004. No grants were provided during each of the three-month periods ended October 1, 2005 and September 25, 2004. Mr. Hill is also a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $0.4 million and $1.1 million for both the three and nine months ended October 1, 2005, respectively, and the three and nine months ended September 25, 2004, respectively.
During the three and nine months ended October 1, 2005 and September 25, 2004, Novellus employed, in non-executive positions, three immediate family members of our executive officers. The aggregate compensation amounts recognized for these immediate family members was approximately $0.1 million and $0.2 million for the three and nine months ended October 1, 2005, respectively and approximately $0.1 million and $0.5 million for the three and nine months ended September 25, 2004, respectively.
From time to time, we have made secured and unsecured loans to our executive officers, vice presidents and other key personnel. As of October 1, 2005, we do not have any outstanding loans to our “executive officers,” as defined by the Securities and Exchange Commission. However, we do have outstanding loans to non-executive vice presidents and other key personnel. As of October 1, 2005 and December 31, 2004, the total outstanding balance of loans to non-executive vice presidents and other key personnel was approximately $3.3 million and $5.0 million, respectively. Of the total amount outstanding at October 1, 2005, $2.6 million was secured by collateral. Loans typically bear interest, except for those used for employee relocation purposes. We have not realized material bad debts related to the loans to our personnel.
12. LITIGATION
     Linear Technology Corporation
In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted without leave to amend on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order granting judgment in favor of Novellus. On June 15, 2005, Linear filed its opening appellate brief. Novellus filed a responsive brief on September 28, 2005. Linear’s reply brief is due on November 18, 2005. The Court of Appeal has not yet set a date for oral argument. Although we prevailed on these claims in the Superior Court, it is possible that the Court of Appeal will reverse the ruling of the Superior Court, in which case

Novellus could face potential liability on these claims. We cannot predict how the Court of Appeal will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any, due to the uncertainty of the appeals process.
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
13. OPERATING SEGMENTS
We operate primarily in one segment, the manufacturing, marketing and servicing of semiconductor equipment for thin film deposition, surface preparation and chemical mechanical planarization. This operating segment is referred to as the Semiconductor Group. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” our chief operating decision-maker is the Chairman and Chief Executive Officer. All semiconductor-related operating units qualify for aggregation under SFAS No. 131, due to their customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. In the third quarter of 2004, we acquired Peter Wolters AG. Due to the diversity of Peter Wolters’ existing product lines and customer base from the Semiconductor Group, we have determined that the qualitative thresholds required for aggregation under SFAS No. 131 have not been met. As a result, we have included a new segment in our disclosures for the year ended December 31, 2004 and subsequent periods. This segment is referred to as the Industrial Applications Group. This segment had no reportable activity prior to the acquisition of Peter Wolters. Since we operated primarily in one segment, with one group of similar products and services prior to the third quarter of 2004, all financial segment and product line information required by SFAS No. 131 prior to the third quarter of 2004 can be found in the Condensed Consolidated Financial Statements.
Our Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called microchips, or chips. Our Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization.

	Three months ended October 1, 2005			Nine months ended October 1, 2005
	(in thousands)			(in thousands)
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Consolidated	Group	Group	Consolidated
Sales to unaffiliated customers	$313,389	$25,489	$338,878	$923,911	$84,292	$1,008,203

Operating income	$26,763	$2,442	$29,205	$100,357	$12,708	$113,065

Long-lived assets	$424,031	$16,886	$440,917	$424,031	$16,886	$440,917
All other identifiable assets	1,764,418	169,616	1,934,034	1,764,418	169,616	1,934,034

Total assets	$2,188,449	$186,502	$2,374,951	$2,188,449	$186,502	$2,374,951

	Three months ended September 25, 2004			Nine months ended September 25, 2004
	(in thousands)			(in thousands)
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Consolidated	Group	Group	Consolidated
Sales to unaffiliated customers	$394,219	$21,716	$415,935	$987,088	$29,928	$1,017,016

Operating income (loss)	$83,183	$(1,836)	$81,347	$155,737	$(785)	$154,952

Long-lived assets	$464,888	$21,341	$486,229	$464,888	$21,341	$486,229
All other identifiable assets	1,714,996	197,208	1,912,204	1,714,996	197,208	1,912,204

Total assets	$2,179,884	$218,549	$2,398,433	$2,179,884	$218,549	$2,398,433

14. SUBSEQUENT EVENT
In the period from October 2, 2005 to November 1, 2005 we repurchased approximately 5.1 million shares of our common stock at an average repurchase price of $21.53.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation: the significant impact on our results of operations, net operating cash flows and net financing cash flows resulting from our expected adoption of Statement 123(R); our estimated amortization expense for each of the next five fiscal years; the payment of our future rent obligations through 2017; our expectation that net orders will continue to vary; our plan to continue to focus on expanding our market presence in Asia; our belief that significant additional growth potential exists in the Asia region over the long term; our focus on improving gross margins; our continued outsourcing of manufacturing functions; our belief that we will experience a higher level of warranty costs for another quarter with improvements thereafter; our expectation that sustainable improvement in gross margins may be realized after several quarters; our continued belief that significant investment in research and development is required to remain competitive; ; our intention to consolidate operations and streamline our CMP product offerings; our belief that most of the Company’s deferred tax assets will be realized due to anticipated future income; our expectation that the effect of exchange rate changes on forward exchange contracts will offset the effect of exchange rate changes on the underlying hedged items; our belief that our forward foreign exchange contracts do not subject us to the speculative risk of changes in currency exchange rates; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcome of the Linear Technology Corporation litigation and various other litigations that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; and our intent to continue pursuing the legal defense of our proprietary technology primarily through patent and trade secret protection.
Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: significant compensation charges resulting from the adoption of SFAS 123(R); inaccurate valuation of the assumptions underlying our estimated amortization expense for each of the next five fiscal years; unintended defaults in payment of our future rent obligations under our restructuring plans; sustained decrease in or leveling off of customer demand; inability to anticipate cyclical changes in customers’ capacity utilization and demand; a shift in focus away from expansion of our market presence in Asia in response to slower economic development in the region; the negative impact of higher cost of services and ineffective pricing techniques on gross margins; inability to realize efficiencies from outsourcing; sustained technical and performance difficulties of our products; our inability to allocate substantial resources to R&D; economic developments that result in a delay in the consolidation of our operations and the streamlining of our CMP product offerings; inaccuracies in management’s assessment of the amount of the Company’s valuation allowance for deferred tax assets; the ineffectiveness of our foreign exchange contracts to protect against adverse exchange rate movements; unanticipated need for additional liquid assets in the next twelve months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition or results of operations; inherent uncertainty in the outcome of litigation matters; and our potential inability to enforce our patents and protect our trade secrets.
The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in this Item 2 of Part I, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q. Readers should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our other filings with the Securities and Exchange Commission (SEC), including our Forms 10-Q and 8-K and our Annual Report to Shareholders.

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
Overview of Our Business and Industry
Novellus is a global supplier of semiconductor processing equipment used in the fabrication of integrated circuits. We develop, manufacture, sell and service equipment used by manufacturers of integrated circuits, or chips, who either incorporate the chips in their own products or sell the chips to other companies for use in electronic devices. We also are a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization. Our goal is to use our expertise to increase our market share and strengthen our position as a leading supplier of semiconductor processing equipment. To accomplish this, we endeavor to provide our customers with highly reliable products which help them compete effectively in their business by reducing their costs and increasing their productivity.
Our business primarily depends on capital expenditures made by chip manufacturers, who in turn are dependent on corporate and consumer demand for chips and the products which use them. The industry in which we operate is driven by spending for electronic products. As a consequence, our business is affected by growth or contraction in the global economy as well as by the adoption of new technologies. Demand for personal computers, the expansion of the Internet and telecommunications industries, and the emergence of new applications in consumer electronics have an impact on our business. In addition, the industry is characterized by intense competition and rapidly changing technology. We have worked closely with our customers and made substantial investments in research and development in order to continue delivering innovative products which enhance productivity for our customers and utilize the latest technology.
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
The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share information):

	Quarterly Financial Data
	2005			2004
	First	Second	Third	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$339,740	$329,585	$338,878	$262,862	$338,219	$415,935	$340,272
Gross profit	153,869	157,562	147,194	124,605	169,680	201,111	169,734
Net income	30,471	33,231	23,415	16,681	37,811	64,662	37,536
Diluted net income per share	0.22	0.24	0.17	0.11	0.25	0.45	0.27
Net orders	301,594	309,214	286,929	346,793	397,598	422,692	331,347
The semiconductor equipment industry is subject to cyclical conditions which play a major role in demand, as defined by net orders. Order fluctuations, in turn, affect our net sales. In 2004, we experienced a significant increase in demand for our products. In the first three quarters of 2004, we experienced sequential increases in net orders of 26%, 15%, and 6%, respectively. The net order growth in

2004 was driven primarily by strengthening demand for corporate and consumer electronic devices, which resulted in an increase in our customers’ capacity utilization. In the fourth quarter of 2004, demand began to slow and we experienced a 22% decrease in net orders, followed by a 9% sequential decrease in net orders in the first quarter of 2005, a 3% sequential increase in net orders in the second quarter of 2005 and a 7% sequential decrease in net orders for the third quarter of 2005. Due to the cyclical conditions in our industry, we expect that net orders will continue to vary sequentially.
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
Results of Operations
(dollars in thousands)
At the beginning of the third quarter of 2004, we acquired Peter Wolters AG, a manufacturer of high-precision machine manufacturing tools. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141. Our consolidated financial statements include the financial position, results of operations and cash flows of Peter Wolters from the beginning of the third quarter of 2004.
Net Sales

	Three Months Ended			Nine Months Ended
	October 1, 2005	September 25, 2004	July 2, 2005	October 1, 2005	September 25, 2004
Net sales	$338,878	$415,935	$329,585	$1,008,203	$1,017,016
International net sales %	75%	78%	76%	74%	78%
As compared to the prior year period, net sales during the three months ended October 1, 2005 decreased by $77.0 million. This net decrease is comprised of a decrease of $80.8 million in the Semiconductor Group offset by an increase of $3.8 million in the Industrial Applications Group. The decrease in net sales in the Semiconductor Group is primarily attributable to lower volumes resulting from reduced capital spending by our customers.
Geographical net sales as a percentage of total net sales were as follows (based upon the location of the customers’ facilities):

	Three Months Ended			Nine Months Ended
	October 1, 2005	September 25, 2004	July 2, 2005	October 1, 2005	September 25, 2004
North America	25%	22%	24%	26%	22%
Europe	13%	11%	8%	10%	9%
Asia	62%	67%	68%	64%	69%
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
Gross Profit

	Three Months Ended			Nine Months Ended
	October 1, 2005	September 25, 2004	July 2, 2005	October 1, 2005	September 25, 2004
Gross profit	$147,194	$201,111	$157,562	$458,625	$495,396
% of net sales	43%	48%	48%	45%	49%
Our gross profit is affected by the treatment of certain product sales in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” For these sales, we recognize all of a product’s cost upon shipment even though a portion of a product’s revenue may be deferred until final payment is due, typically upon customer acceptance.

The decline in the gross profit percentage in the three and nine months ended October 1, 2005 from the prior year comparable periods is primarily related to the $5.2 million inventory write-down related to the restructuring of our CMP product portfolio, higher warranty costs associated with new 300mm tools during the early period of installation, lower absorption of manufacturing overhead, reductions in product selling price and other timing-related effects.
We are focused on improving our gross margins. This process involves working with our vendors to minimize costs, reviewing our current and future anticipated facility requirements to determine if facility reduction is necessary to achieve greater economies of scale, and continuing to outsource to take full advantage of available highly efficient manufacturing. We believe that we will experience a higher level of warranty costs for another quarter with improvement thereafter. The effort to make sustainable improvement in gross margins may take several quarters.
Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	October 1, 2005	September 25, 2004	July 2, 2005	October 1, 2005	September 25, 2004
SG&A expense	$53,365	$49,585	$50,325	$155,450	$139,213
% of net sales	16%	12%	15%	15%	14%
SG&A expense includes compensation and benefits for corporate, financial, marketing, and administrative personnel as well as travel expenses and professional fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.
The increase in SG&A expense, in absolute dollars, for the three and nine months ended October 1, 2005 from last year’s comparable periods is primarily due to higher selling costs and the increased expense from our IAG segment, which was formed subsequent to the acquisition of Peter Wolters AG. SG&A expenses for the IAG segment were essentially flat in the three months ended October 1, 2005, but contributed an extra $9.5 million in expense for the nine months ended October 1, 2005 due to the additional periods that Peter Wolters is reflected in our consolidated financial statements. SG&A expense for the nine months ended October 1, 2005 was positively impacted by the reduction of our allowance for doubtful accounts by $6.1 million. SG&A expense for the three and nine months ended September 25, 2004 was positively impacted by a credit of $8.1 million for the reversal of amounts previously accrued in connection with our favorable settlement with Applied Materials, Inc.
Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	October 1, 2005	September 25, 2004	July 2, 2005	October 1, 2005	September 25, 2004
R&D expense	$61,263	$68,202	$63,512	$186,823	$190,630
% of net sales	18%	16%	19%	19%	19%
R&D expense includes compensation and benefits for our research and development personnel, project materials, chemicals and other direct expenses incurred in product and technology development. Also included are expenses for equipment repairs and maintenance, rents, utilities and depreciation. Changes in R&D expense, as a percentage of sales, for the three and nine months ended October 1, 2005 from the comparable prior year periods are primarily due to changes in sales volume. The IAG segment R&D expense was slightly down in the three months ended October 1, 2005, but contributed an extra $2.3 million in expense for the nine months ended October 1, 2005 due to the additional periods that Peter Wolters is reflected in our consolidated financial statements. Our significant investment in R&D over the past several years reflects our strong commitment to the continuous improvement of our current product lines and the development of new products and technologies. We continue to believe that significant investment in R&D is required to remain competitive, and we are reviewing our R&D portfolio to determine if the current programs are forecasted to produce an acceptable return on investment.

Restructuring and Other Charges

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 25, 2004	July 2, 2005	October 1, 2005	September 25, 2004
Restructuring and other charges	$3,361	$(923)	$(74)	$3,287	$(923)
% of net sales	1%	Less than 1%	Less than 1%	Less than 1%	Less than 1%
During the quarter ended October 1, 2005, we announced that we intend to consolidate operations and streamline our CMP product offerings. In connection with this decision, we recorded a charge of approximately $6.3 million, primarily related to the write-down of property and equipment and accelerated depreciation associated with certain leasehold improvements. This charge was offset by a $3.0 million reversal of a previously recorded restructuring accrual. During the period ended September 25, 2004, we reversed approximately $0.9 million of a previously recorded restructuring accrual.
Legal Settlement

	Three Months Ended			Nine Months Ended
	October 1, 2005	September 25, 2004	July 2, 2005	October 1, 2005	September 25, 2004
Legal settlement	$—	$2,900	$—	$—	$5,400
% of net sales	—%	1%	—%	—%	1%
The results for the three-month period ended September 25, 2004 included a $2.9 million legal settlement related to litigation with Semitool, Inc. The results for the nine-month period ended September 25, 2004 included, in addition to the above-mentioned settlement, a charge for $2.5 million for the then-pending settlement of an overtime class action lawsuit filed by field service engineers. No such charges were incurred in the comparable periods presented.
Acquired in-process research and development

	Three Months Ended			Nine Months Ended
	October 1, 2005	September 25, 2004	July 2, 2005	October 1, 2005	September 25, 2004
Acquired in-process research and development	$—	$—	$—	$—	$6,124
% of net sales	—%	—%	—%	—%	1%
The results for the nine months ended September 25, 2004 included a charge of $6.1 million for acquired in-process research and development in connection with the acquisition of Angstron Systems, Inc. We incurred no such charges in the other periods presented.
Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	October 1, 2005	September 25, 2004	July 2, 2005	October 1, 2005	September 25, 2004
Interest and other income, net	$2,405	$9,726	$3,674	$9,548	$15,371
% of net sales	1%	2%	1%	1%	2%
Interest and other income, net, includes interest income, interest expense and other non-operating items. The decrease in interest and other income, net, in absolute dollars for the three and nine months ended October 1, 2005 compared to the three and nine months ended September 25, 2004 is primarily due to the cash receipt of $8.0 million in connection with the settlement of the Applied Materials, Inc. litigation during the three months ended September 25, 2004. This was partially offset by increased interest income associated with a rise in interest rates during the three and nine months ended October 1, 2005, as compared to the prior year periods.
Income Taxes
Our effective tax rates were 25.9% and 29.0% for the three months ended October 1, 2005 and September 25, 2004. Our effective tax rates were 28.9% and 30.0% for the nine months ended October 1, 2005 and September 25, 2004, respectively. The effective tax rate for the third quarter and nine-month period of 2005 includes the tax benefits from our restructuring charges of approximately $8.6 million at the applicable statutory tax rate. The effective tax rate for the second quarter of 2004 includes a $6.1 million in-process R&D charge, which is not deductible for income tax purposes and has no tax benefit. Excluding 2005 restructuring charges and a

2004 in-process R&D charge, our effective tax rates were 28.7% and 29.0% for the three months ended October 1, 2005 and September 25, 2004, and 29.6% and 29.0% for the nine months ended October 1, 2005 and September 25, 2004, respectively. Our future effective income tax rate depends on various factors, such as the company’s profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income, and non-deductible expenses incurred in connection with acquisitions.
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

Deferred Tax Assets
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of October 1, 2005, we had approximately $117.8 million of deferred tax assets, net of a valuation allowance of $76.8 million principally related to acquired net operating loss carryforwards and foreign tax credits that are not realizable until 2007 and beyond. The valuation allowance includes $40.4 million related to acquired deferred tax assets of SpeedFam-IPEC, which will be credited to goodwill when realized and $32.9 million related to stock option deductions, which will be credited to equity when realized. Management believes the net deferred tax assets will be realized due to anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an increase to the valuation allowance for deferred tax assets would decrease income in the period in which such determination is made.
Warranty Obligations
Our warranty policy generally states that we will provide warranty coverage for a predetermined amount of time on systems and modules for material and labor to repair and service the equipment. We record the estimated cost of warranty coverage to cost of sales upon system shipment. The estimated cost of warranty is determined by the warranty term, as well as the average historical labor and material costs for a specific product. Should actual product failure rates or material usage differ from our estimates, revisions to the estimated warranty liability may be required. These revisions could have a positive or negative impact on gross profit. We have experienced a decline in our gross margins, partly as a result of changes in our liability for pre-existing warranties. These adverse changes to our liability may continue, causing negative affects on our future operating results. We review the actual product failure rates and material usage rates on a quarterly basis and adjust our warranty liability as necessary.
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
Foreign Exchange Contracts
We conduct portions of our business in various foreign currencies. We use forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations on intercompany accounts payable denominated in U.S. dollars and exposures to variability in anticipated non-U.S.-dollar-denominated cash flows. The maturities of these instruments are generally less than 12 months. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of other comprehensive income and is reclassified into earnings in the same period in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. The gain or loss from the ineffective portion of the hedge in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest and other, net during the period of change. We also enter into forward foreign exchange contracts to buy and sell foreign currencies to hedge the parent’s intercompany balances denominated in a currency other than the U.S. dollar. In 2005 and 2004, these hedging contracts were denominated primarily in the Taiwanese Dollar, the Singapore Dollar, the Euro and the Japanese Yen. The forward foreign exchange contracts we use are generally short-term in nature and the effect of exchange rate changes on these contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses for effective and ineffective hedges have not been material to our results of operations.
Liquidity and Capital Resources
We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of cash at October 1, 2005 consisted of $731.0 million of cash, cash equivalents and short-term investments. This amount represents an increase of $143.2 million from $587.8 million at December 31, 2004. The increase was due primarily to net cash provided by operating activities of $216.6 million, offset by our repurchases of common stock for $82.8 million.
Net cash provided by operating activities during the nine months ended October 1, 2005 was $216.6 million. This amount consisted primarily of $87.1 million provided by net income, adjusted for non-cash items. The net changes in working capital accounts provided $44.8 million.
Net cash used in investing activities for the nine months ended October 1, 2005 was $217.9 million, which consisted primarily of purchases of short-term investments of $615 million, offset by proceeds from short-term investment sales and maturities of $403.5 million. As of October 1, 2005, we had no significant commitments to purchase property or equipment.
Net cash used in financing activities for the nine months ended October 1, 2005 was $72.5 million, primarily for the repurchase of common stock for $82.8 million and payments on long-term debt of $19.8 million, offset by proceeds from employee stock compensation plans of $26.9 million and net proceeds from lines of credit of $3.2 million.
Effective June 25, 2004, two of our European subsidiaries entered into a credit arrangement that allowed for borrowings of up to $153.1 million. On June 28, 2004, we borrowed the entire amount available to fund the acquisition of Peter Wolters AG and for general corporate purposes. Borrowings are secured by cash or marketable securities on deposit and included within restricted cash on the consolidated balance sheet. As of October 1, 2005, $125.1 million of the loan was outstanding. All borrowings under the credit arrangement are due and payable on or before June 28, 2009.
Our subsidiaries in Asia and Europe have lines of credit with various banks with total borrowing capacity of $48.2 million. The lines of credit bear interest at various rates, expire on various dates through August 2006 and can be used for general operating purposes. Borrowings of $6.2 million were outstanding under these credit facilities as of October 1, 2005.
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
Cyclical Downturns in the Semiconductor Industry
Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been very cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand is accelerating, rendering the global semiconductor industry increasingly volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees and maintain a stable management team. In particular, our inventory levels during periods of reduced demand have at times been higher than optimal, relative to the current levels of production demand. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. In each of 2001 through 2005, we have implemented restructuring plans to align our business with fluctuating conditions, and future restructuring plans may be required to respond to accelerating changes. Net orders and net sales may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. After experiencing a significant increase in demand throughout the first, second and third quarters of 2004, we experienced a downturn in demand in the fourth quarter of 2004 and the first quarter of 2005, with a slight increase in the second quarter of 2005 and a decrease in the third quarter of 2005. We cannot assure our investors that this increase will be sustainable, and our net sales and operating results may be adversely affected if demand does not continue to recover and if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.
The Semiconductor Industry is Extremely Competitive and Capital-Intensive
We face substantial competition in the industry, from both potential new market entrants as well as established competitors. Competitors may have greater financial, marketing, technical or other resources, and greater ability to respond to pricing pressures, than we do, as well as broader product lines, greater customer service capabilities, or larger and more established sales organizations and customer bases. To maintain or capture a leadership position in the market, we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our research and development and warranty costs. Semiconductor equipment manufacturers incur substantial costs to install and integrate capital equipment into their production lines, which increases the likelihood of continued relationships with select equipment vendors, including our competitors, and the difficulty of penetrating new customer accounts. In addition, sales of our systems depend in significant part upon a prospective customer’s decision to increase or expand manufacturing capacity — both of which typically involve a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy sales cycle, during which we may expend substantial funds and management effort. Heightened competition may also force price reductions that could adversely affect our results of operations.
Rapidly Changing Technology
We devote a significant portion of our personnel and financial resources to research and development programs, and we seek to maintain close relationships with our customers in order to remain responsive to their product needs. Our success will depend on our ability to accurately predict evolving industry standards, to develop innovative solutions and improve existing technologies, to win market acceptance of our new and advanced technologies and to manufacture our products in a timely and cost-effective manner that addresses changing customer needs in a range of materials, including copper and aluminium, at ever-smaller nodes, while maintaining our focus on manufacturing and product reliability. If we do not continue to gain market acceptance for our new technologies and products, or develop and introduce improvements in a timely manner in response to changing market conditions or customer requirements, or remain focused on research and development efforts that will translate into greater revenues, our business could be seriously harmed.
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
Global Operations
We serve an increasingly global market. Substantial operations outside of the United States and export sales expose us to certain risks that may adversely affect our operating results and net sales, including, but not limited to:
•	Tariffs and other trade barriers;

•	Challenges in staffing and managing foreign operations and providing prompt and effective field support to our customers outside of the United States;

•	Difficulties in managing foreign distributors;

•	Potentially adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and variations in effective income tax rates among countries where we conduct business;

•	Governmental controls, either by the United States or other countries, that restrict or make costly the operation of our business overseas and the import or export of semiconductor products;

•	Longer payment cycles and difficulties in collecting accounts receivables outside of the United States;

•	Inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions;

•	Global or regional economic downturns;

•	Geo-political instability, natural disasters, acts of war or terrorism; and

•	Fluctuations in interest and foreign currency exchange rates, creating the need to enter into forward foreign exchange contracts to hedge against the short-term impact of foreign currency fluctuations, specifically yen-denominated transactions. Exchange rate volatility may also increase the cost of our exported products for international customers and inhibit demand.
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
Variability of Quarterly Operating Results
We have experienced and expect to continue experiencing significant fluctuations in our quarterly operating results, which may adversely affect our share price. These fluctuations are due to a number of factors that include, but are not limited to:
•	Building our systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	Variability in manufacturing yields;

•	Failure to receive anticipated orders in time to permit shipment during the quarter;

•	Timing and cancellation of customer orders and shipments, including deferring orders of our existing products due to new product announcements by us and/or our competitors;

•	Changing demand for and sales of lower-margin products relative to higher-margin products;

•	Competitive pricing pressures;

•	Fluctuation in warranty costs; and

•	Overall business conditions in the semiconductor equipment industry.
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
Supply Shortages
We use numerous suppliers to obtain parts, components and sub-assemblies for the manufacture and support of our products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may only be obtained from a single source or from limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us and/or a small group of other companies in the semiconductor industry. Our supply channels may be vulnerable to disruption. Any such disruption that may result in a prolonged inability to obtain certain parts, or termination of supplier relationships may adversely effect our operations and ability to meet customer demands.
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
Changes in Accounting Standards for Stock Option Plans
Beginning in our first fiscal quarter of 2006, SFAS 123(R) will require us to recognize compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness because the expense associated with these grants may result in future compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models required by SFAS 123(R) were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of SFAS 123(R). Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirement under SFAS 123(R) to recognize the fair value of stock options as compensation expense, beginning in the first quarter of 2006, our future profitability can be expected to be reduced.
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

Scope of the Controls Evaluation
The evaluation of our disclosure controls and our internal controls for financial reporting by our Chief Executive Officer and our Chief Financial Officer included a review of the objective and design of the controls, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In accordance with SEC requirements, the Chief Executive Officer and the Chief Financial Officer note that, during our most recent fiscal quarter, there have been no changes in our internal controls for financial reporting that have materially affected or are reasonably likely to materially affect our internal controls for financial reporting.
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
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The following identifies the litigation matters for which a material development has occurred during the quarter ended October 1, 2005. For more detailed information on litigation matters outstanding please see Item 3 “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2004.
Linear Technology Corporation
In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted without leave to amend on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order granting judgment in favor of Novellus. On June 15, 2005, Linear filed its opening appellate brief. Novellus filed a responsive brief on September 28, 2005. Linear’s reply brief is due on November 18, 2005. The Court of Appeal has not yet set a date for oral argument. Although we prevailed on these claims in the Superior Court, it is possible that the Court of Appeal will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. We cannot predict how the Court of Appeal will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any, due to the uncertainty of the appeals process.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Company Securities

Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
			as Part of	that May Yet
	Total		Publicly	Be Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
July 3, 2005 to August 6, 2005	—	—	—	$1,020.1 million
August 7, 2005 to September 3, 2005	—	—	—	$1,020.1 million
September 4, 2005 to October 1, 2005	500,000	$26.24	500,000	$1,007.0 million

Total	500,000	$26.24	500,000	$1,007.0 million

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
ITEM 6: EXHIBITS
(a) Exhibits

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2005 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 4, 2005 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 4, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.
By:	/s/ William H. Kurtz
William H. Kurtz
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer) November 4, 2005

EXHIBIT INDEX

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2005 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 4, 2005 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 4, 2005 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.