Form 10-K
period 2005-12-31
NOVELLUS SYSTEMS INC
filed 2006-03-16
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION
REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, no par value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 2, 2005 the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was $2,958,627,682 based on the average of the high and low price of the Common Stock as reported on the NASDAQ National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding on March  8, 2006 was 132,874,946.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

NOVELLUS SYSTEMS, INC.

2005 ANNUAL REPORT ON FORM 10-K

PART I

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

Item 1.	Business

The Company

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus, we develop, manufacture, sell and support equipment used in the fabrication of integrated circuits, which are commonly called microchips or chips. The customers for our products manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties.

Integrated circuits are generally built on a silicon wafer base and include a large number of different components, such as transistors, capacitors and other electronic devices. These components are connected on the silicon wafer by multiple layers of wiring, or interconnects. To build an integrated circuit, transistors are first created on the surface of the silicon wafer. Wiring and insulating structures are then added as alternating thin-film layers in a series of manufacturing process steps. Typically, a first layer of dielectric (insulating) material is deposited on top of the transistors. If the conductive material used is aluminum, subsequent metal layers are deposited on top of this base layer, etched to create the conductive lines that carry the electricity, and then filled with dielectric material to create the necessary insulators between the lines. When copper wires are being constructed, the manufacturing process is a mirror image of that described for aluminum: the insulator is etched, and the copper wiring is created in the etched insulator using a high-technology electrochemical deposition process that we call Electrofilltm. Building either copper or aluminum wiring requires these manufacturing steps to be repeated many times: advanced chip designs may require as many as 500 process steps.

Initially, our focus was on a single aspect of the semiconductor device process: the deposition of conducting and insulating material films. Our advanced deposition systems use chemical vapor deposition (CVD), physical vapor deposition (PVD), and electrochemical deposition (ECD) processes to form the interconnects in the chip structure. Our High-Density Plasma CVD (HDP-CVD) and Plasma-Enhanced CVD (PECVD) systems employ a chemical plasma to deposit all of the dielectric or insulating layers. Our CVD Tungsten systems are used to deposit tungsten plug films. Our PVD systems use direct-current electrical power to deposit conductive metal layers by sputtering metal atoms from the surface of a target source. Our Electrofilltm ECD systems are used for depositing conductive layers of copper on wafers in a damascene process.

Beginning in 2001, Novellus has expanded beyond deposition technologies with a series of business acquisitions. That year, we acquired GaSonics International Corporation, a manufacturer of systems used to clean and prepare a wafer surface. In 2002, we acquired SpeedFam-IPEC, Inc., a manufacturer of chemical mechanical planarization (CMP) products. In 2004, we further diversified by acquiring Peter Wolters AG, a 200-year-old German company specializing in lapping and polishing equipment for a number of industries. With the acquisition of Peter Wolters, Novellus entered into market sectors beyond semiconductor manufacturing for the first time. In December 2004, our Board of Directors approved the creation of Novellus Development Company LLC, with funding of up to $10 million, for investment in private companies at various stages of development.

Our headquarters are located at 4000 North First Street, San Jose, California 95134 and our telephone number is (408) 943-9700.

Additional information about Novellus is available on our web site at www.novellus.com. We make available free of charge on our web site our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, as well as amendments to those Reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are available as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (SEC). Information contained on our web site is not part of this Annual Report on Form 10-K or of our other filings with the SEC.

Semiconductor Industry Background

Over the past twenty years or more, the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the Internet and the telecommunications industry, and the emergence of new applications in consumer electronics. More recently, growth has slowed, and there are signs that the industry is beginning to mature. While unit demand for chips continues to rise, their average selling prices continue to decline. There is growing pressure on chip manufacturers to reduce manufacturing costs while increasing the value of their products. The semiconductor industry has also been historically cyclical, with periods of rapid expansion followed by periods of over-capacity.

Several technological trends characterize chip manufacturing. Perhaps the most prominent of trends is the increasing density of the integrated circuit. Moore’s Law, first postulated in the mid-1960s and still substantially accurate some 40 years later, states that the density of circuitry on an individual semiconductor chip doubles every 18 months. Today’s advanced devices are being manufactured with line widths as small as 90 nanometers, and with up to ten layers of interconnect circuitry. By increasing circuit density, manufacturers can pack more electronic components on a chip and thereby provide higher performance and value.

Another trend worth noting is the transition to copper wiring from aluminum wiring as the primary conductive material in semiconductor devices. Copper has a lower electrical resistance value than aluminum, which provides a number of performance advantages. Because of the superior properties of copper, a chip made with copper may need only half as many metal layers as one made with aluminum, providing a considerable reduction in manufacturing cost. Copper wiring also produces a substantial improvement in device performance and a significant reduction in power requirements compared to aluminum.

A similar transition is under way from traditional insulating films made of silicon oxide to insulators with a low dielectric constant, or “low-k”. Low-k dielectrics reduce the capacitance between metal lines in a device. This improves the speed and performance of the chip. However, low-k materials are more fragile than silicon oxide, and this poses a host of new challenges to the industry in integrating the new materials into a manufacturing process flow.

Another important trend is the move to larger wafer sizes. Semiconductor device manufacturers are migrating to larger, 300mm wafers because of the potential manufacturing cost advantages of these larger wafers compared to 200mm. The 300mm wafers provide in excess of 2.25 times the number of chips per wafer, and hence may provide significant economies of scale in the manufacturing process. Industry-wide, approximately 75% of the wafer fabrication equipment sold during 2005 was for 300mm manufacturing.

These trends shape the equipment and process demands of our chip-manufacturing customers. These customers generally measure the cost and performance of their production equipment in terms of “cost per wafer,” a ratio determined by factoring in the costs for acquisition and installation of a system, operating costs, and net throughput rate. In a fixed period of time, a system with higher net throughput allows a manufacturer to recover the purchase price over a greater number of wafers, thereby reducing the cost of ownership of the system on a per-wafer basis. Yield and film qualities are also significant factors in selecting processing equipment. The increased cost of larger and more complex semiconductor wafers have made high yields extremely important to our customers. To achieve elevated yields and better film quality, systems must be able to repeat a process consistently and reliably. This characteristic is critical in achieving commercially acceptable yields. Systems that operate at desired throughput rates without approaching critical tolerance limits can achieve repeatability more easily.

Semiconductor Business Strategy

Our business objective is to use our core expertise to increase our market share in semiconductor manufacturing process equipment, and strengthen our position as a supplier to the semiconductor industry. The following are the key elements of our strategy:

Emphasize High-Productivity Systems — We established our current position in the industry by emphasizing high productivity as the principal benefit that our products and technologies deliver to customers. Our unique multi-station sequential design incorporated in many of our products is an example of our commitment to productivity. This multi-station sequential design allows our deposition, photoresist strip and ultraviolet thermal processing

(UVTP) systems to attain very high levels of wafer throughput, uniformity and overall film quality. The simple architecture of our systems also takes up less space in the fabrication facility and requires less downtime than other system designs. We intend to retain our historical focus on productivity by applying our multi-station sequential design in product enhancements and new product offerings.

Be Recognized for our Technology in our Served Available Markets — In the new era of nanoelectronics manufacturing, technology becomes critically important, given the difficulties in manufacturing chips at ever smaller line widths. It is our strategy to provide our customers with technologies in each of our served available markets.

Focus on Reducing Customer Costs — Cost is an important component when measuring overall productivity. Recognizing that, we strive to provide products and technologies that reduce our customers’ overall cost of ownership by offering them a number of process improvements and process differentiators, as well as by providing highly reliable systems that require less servicing than competing alternatives in the market. We also design our systems with the goal of being extendible over multiple process generations.

Broaden our Interconnect Offerings — As semiconductor manufacturing technology becomes more complex, the interconnect structures on a chip take on greater importance in the manufacturing process. We believe that by expanding beyond our historical focus on deposition products, we add value in related interconnect manufacturing process steps. The acquisitions of GaSonics and SpeedFam-IPEC are examples of this strategy in action, as was the introduction in late 2005 of our UVTP system for post-deposition treatment of films.

Differentiate our Service Philosophy — Our philosophy is to develop reliable products that require less servicing than competing alternatives. We strive to provide support that minimizes the downtime and service costs that our customers experience.

Expand Market Presence in Asia — We derive a significant percentage of our net sales from Asia, and we believe that substantial additional growth potential exists in the region over the long term. Japan, Taiwan and Korea represent a significant portion of the world’s capacity for semiconductor manufacturing. China is rapidly becoming a major manufacturing region for the industry. Our presence in Asia includes sales and support offices throughout Japan. We also maintain four offices in Korea, three in China, four in Taiwan, two in Malaysia, and one each in Singapore and India.

Leverage our Low-Cost Manufacturing Structure — We perform all system design, assembly and testing in-house, and outsource the manufacture of major subassemblies. This manufacturing strategy allows us to minimize our overhead costs and capital expenditures and gives us flexibility to increase capacity as needed. Outsourcing also allows us to focus on product differentiation through system design and quality control, and helps to ensure that our subsystems incorporate the latest third-party technologies in robotics, gas panels and microcomputers. We work closely with our suppliers to achieve cost reduction through joint development projects.

Semiconductor Manufacturing Products

Deposition Technologies

Our historical strength is rooted in deposition products. We currently offer products that address the needs of manufacturers across a number of different deposition technologies — CVD, PVD and ECD.

Since the introduction of our Concept One® dielectric platform in 1987, we have offered a range of processing systems for dielectric and metal deposition. In 1991, we introduced the Concept Two® platform  —  a modular, integrated production system capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers with a common, automated wafer handler. The Concept Two enabled semiconductor device manufacturers to increase production throughput and system capability by adding process modules, without having to replace existing equipment. In 1997, we introduced the Concept Threetm platform, which built on the foundation of Concept Two to offer greater throughput in 300mm wafer manufacturing applications.

CVD Products

In the CVD process, manufacturers place wafers in a reaction chamber, introduce a variety of pure and precisely metered gases into the chamber, and then add some form of energy to activate a chemical reaction that deposits a film on the wafers. The CVD process is the traditional method used to deposit dielectric films on wafers. Manufacturers also use CVD to deposit conductive metal layers, particularly tungsten, as it is difficult to deposit such layers on devices with very small features when using conventional PVD or other deposition technologies.

HDP CVD Products

Concept Two SPEED® — Introduced in 1996, Concept Two SPEED was the semiconductor industry’s first high-density plasma system capable of high-volume manufacturing. Concept Two SPEED is a single-wafer processing system for 200mm substrates, and was originally designed to deposit dielectric materials in an aluminum interconnect manufacturing process. Today, Concept Two SPEED is primarily used to deposit shallow trend isolation (STI) films as part of the transistor formation, as well as to deposit pre-metal layer dielectrics (PMD) in both aluminum and copper based devices.

Concept Three SPEED® — Introduced in 1997, the Concept Three SPEED is designed to deposit dielectric material on the 300mm wafer. Because it is based on our production-proven Concept Two product, Concept Three SPEED offers minimal risk to our customers in making the transition from 200mm to 300mm wafers.

SPEED® NExTtm — Introduced in 2004, the SPEED NExT system for 300mm wafers is designed specifically to address the challenges of dielectric gap fill at 65 nanometers and beyond. SPEED NExT builds upon the superior high-conductance chamber design of the existing SPEED platform with an innovative source technology that enables repeatable gap fill across a 300mm wafer. In addition, the ability to control the wafer position relative to the source allows SPEED NExT to have a wider gap fill process window.

W-CVD Products

Concept Two ALTUS® — In 1994, we introduced the Concept Two ALTUS, used to deposit the tungsten plugs and vias that connect aluminum interconnect lines in aluminum-based chips. The Concept Two ALTUS combines the modular architecture of the Concept Two with an advanced tungsten CVD dual-process chamber. The ALTUS’ pulsed nucleation layer (PNLtm) technology also permits the system to deposit conformal film in device structures with extremely high aspect ratios.

Concept Three ALTUS® — The Concept Three ALTUS, introduced in 1997, provides the same advantages to 300mm wafer tungsten deposition as its Concept Two ALTUS predecessor delivers for 200mm wafer applications.

ALTUS DirectFilltm — Introduced in 2004, the ALTUS DirectFill tungsten nitride/tungsten deposition system is designed for advanced contact and via-fill applications at 65 nanometers and below. ALTUS DirectFill simplifies the tungsten deposition process by replacing the standard multi-tool approach with a single three-module system. The advanced plug-fill technology of the ALTUS DirectFill can reduce contact resistance and lower the overall cost of ownership by 50% or more when compared to existing processes.

PECVD Products

Concept Two SEQUEL Expresstm — Introduced in 1999, the Concept Two SEQUEL Express is designed to deposit our CORAL® family of low-k dielectric films, as well as other advanced films required for manufacturing 0.18 micron-and-smaller semiconductor devices. With a throughput in excess of 110 wafers per hour, Concept Two SEQUEL Express delivers up to 40% higher capital productivity and 40% lower cost of ownership than competing PECVD systems.

VECTOR®  —  Introduced in 2000, VECTOR is a PECVD system for depositing dielectric films on 300mm wafers. VECTOR delivers all the dielectric films required for a low-k device at 90 nanometer-and-smaller design rules. Our VECTOR has approximately two-thirds the footprint of the nearest competitor and 33% fewer critical subsystems.

SOLAtm — Introduced in 2005, SOLA is an innovative ultraviolet thermal processing (UVTP) system used for the low-temperature, post-deposition treatment of dielectric films. SOLA is designed for advanced materials such as high stress nitrides and porous low-k dielectrics that are used to deliver increased device speeds and lower power consumption in sub-90 nanometer chips. SOLA employs a high-productivity multi-station sequential treatment (MSST) architecture that achieves a treatment non-uniformity of less than 2%, thereby improving device yields.

PVD Products

PVD, also known as “sputtering,” is a process in which ions of an inert gas such as argon are electrically accelerated in a high vacuum toward a target of pure metal, such as tantalum or copper. Upon impact, the argon ions sputter off the target material, which is then deposited as a thin film on the silicon wafer. PVD processes are used to create the barrier and seed layers in copper damascene interconnect applications. We entered the PVD marketplace with the acquisition of Varian Associates’ Thin Film Systems Division in 1997.

INOVA® — The INOVA 200mm system was originally developed by the Thin Films Systems Division of Varian Associates. Novellus reintroduced the product in 1998 with the addition of a patented Hollow Cathode Magnetron (HCM®) ionized PVD source that was designed specifically for the deposition of copper barrier and seed films. The INOVA continues to gain market acceptance based on its superior barrier seed step coverage in advanced geometries.

INOVA xTtm — In 2000, we introduced the 300mm INOVA xT, which features HCM technology. The INOVA xT continues to offer superior barrier performance which leads to low via resistance and improved device reliability.

INOVA NExTtm — In 2005, we introduced the INOVA NExT, a 300mm metallization system designed to deposit highly conformal copper barrier-seed films at 45 nanometers and beyond. On the INOVA NExT, the single target HCM technology has been extended to the 45 nanometer node; the system also features an integrated ion-induced atomic layer deposition (iALD) module to deposit tantalum nitride (TaN) barrier films below 45 nanometers.

ECD Products

Our highly reliable and cost-effective Electrofill products are used to build the copper primary conduction layers in advanced integrated circuits. Electrofill uses a copper electrolytic solution to create lines and vias in a dielectric layer which has been etched with the pattern of the circuitry, in a process called copper damascene.

SABRE® — The SABRE copper Electrofill system, introduced in 1998, is one of the most reliable and technologically advanced copper ECD systems available on the market. SABRE meets today’s technology requirements for copper metal layers at 65 nanometers and beyond. The SABRE employs a proprietary electrofill cell that prevents contamination of the back of the wafer with copper, and features a unique plating cell design that improves the repeatability of the copper fill. The simplicity of SABRE’s design is the key to the system’s high reliability and manufacturing availability. When coupled with the INOVA PVD system, SABRE provides a complete system for depositing advanced copper interconnects.

SABRE xTtm — The second generation SABRE xT, introduced in 1999, is an ECD platform for both 200mm and 300mm wafers. New features on the SABRE xT that were not found on the original SABRE include advanced plating chemistries, an integrated anneal module and closed-loop chemical monitoring.

SABRE NExTtm — Introduced in 2003, the SABRE NExT builds on the SABRE xT’s production track record, offering a proprietary chemistry, a new anode cell design and other hardware refinements to tackle the complex process requirements of 90 nanometer, 65 nanometer and 45 nanometer interconnect structures. In comparison to the SABRE xT, the SABRE NExT reduces chemical costs by over 30%, and when combined with its improved throughput, cuts overall cost of ownership by over 10% on what is already a highly productive process.

Surface Preparation Technologies

Photoresist strip and clean processes represent an area of semiconductor manufacturing that is becoming increasingly important with the industry’s migration to copper interconnects. Chip manufacturers use surface preparation products to remove photoresist and other potential contaminants from a wafer before proceeding with the next deposition step in the manufacturing process. We entered the market for this manufacturing process step in 2001.

GAMMAtm 2100 — The GAMMA 2100 200mm photoresist removal system uses a plasma source to strip photoresist. The GAMMA architecture features a multi-station sequential processing design with six strip stations, resulting in high rates of wafer throughput with a minimal number of critical subsystems.

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

XCEDAtm — Introduced in 2004, the XCEDA copper CMP system is an advanced 300mm platform designed to exceed both the technical and economic requirements of CMP at 65 nanometers and beyond. The XCEDA’s four polishing modules and through-the-pad slurry delivery system can reduce slurry usage by up to 40%, dramatically reducing cost-of-ownership. The XCEDA system has also demonstrated quality planarization results on porous ultra low-k (ULK) materials with k-values of less than 2.0.

Industrial Applications Group

We acquired Peter Wolters AG in June 2004, the same year in which it celebrated its 200th anniversary. Peter Wolters AG is a supplier of high-precision machines for grinding, deburring, lapping, honing and polishing the outer surfaces of parts made of metal, glass, ceramic, plastic, silicon or similar materials. Our customers for these machines are manufacturers in sectors such as vehicles, aircraft and electronic products, parts and components. Other customers are in the glass and ceramics industries as well as manufacturers of products such as pumps, transmissions, compressors and bearings. In all of these areas, the demand for close tolerances for finish quality, thickness, flatness and parallelism is high. Our products include single-side machines, double-side machines, thru-feed grinding machines that feature the continuous feed of parts to be processed, and deburring systems.

In November 2005 we acquired Voumard Machines Co. SA, a producer of inner and outer diameter grinding machines using chuck-free or center-free work-holding systems. This acquisition expands the range of product offerings for the Industrial Applications Group.

Marketing, Sales and Service

We rely on a direct sales force to sell our Semiconductor Group’s chip manufacturing products in all geographic regions in the world where semiconductors are manufactured, including Europe, the United States, Korea, Japan, China, Taiwan, and Southeast Asia. Our Industrial Applications products are also sold through our direct sales force.

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

Customers

For the year ended December 31, 2005, Samsung and Intel Corporation accounted for 20% and 13% of our net product sales, respectively. For the year ended December 31, 2004, Taiwan Semiconductor Manufacturing Company, Ltd., UMC (United Microelectronics Corporation) and Samsung accounted for 12%, 12% and 11% of our net product sales, respectively. For the year ended December 31, 2003, Samsung and Intel Corporation accounted for 27% and 12% of our net product sales, respectively. Historically, we have sold a significant proportion of systems in any particular period to a limited number of customers. System sales to our ten largest customers in 2005, 2004, and 2003 accounted for 71%, 69%, and 76% of our system sales, respectively. We expect that sales of our products to relatively few customers — none of which have entered into long-term agreements requiring them to purchase our products — will continue to account for a high percentage of our net sales in the foreseeable future.

Export sales outside of the United States for the year ended December 31, 2005 were $983.4 million, or 73% of net sales. For the year ended December 31, 2004, export sales were $1.0 billion, or 77% of net sales, while export sales for the year ended December 31, 2003 were $603.5 million, or 65% of net sales.

Backlog

As of December 31, 2005, our backlog was $382.2 million, with no cancellations in the period from December 31, 2005 to the date of this Annual Report on Form 10-K. As of December 31, 2004, our backlog was $474.7 million, with approximately $3.4 million of cancellations in the period from December 31, 2004 to March 15, 2005. Our backlog primarily includes transactions for which we have accepted purchase orders and assigned shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers, with limited or no penalties. Some products are shipped in the same quarter in which the order was received. For this reason, and because of possible changes in delivery schedules, cancellations of orders and delays in shipments, our backlog as of any particular date is not necessarily a reliable indicator of actual shipments for any succeeding period.

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

Expenditures for research and development, excluding charges for acquired in-process research and development, during 2005, 2004, and 2003 were $247.3 million, $252.1 million, and $227.4 million, respectively. These expenditures represented approximately 18%, 19%, and 25% of our net sales in 2005, 2004, and 2003, respectively. We believe that research and development expenditures will continue to represent a substantial percentage of our net sales in the future.

Manufacturing

Our Semiconductor Group manufacturing activities consist primarily of assembling and testing components and subassemblies that we acquire from third-party vendors and then integrate into a finished system. We utilize an outsourcing strategy for the manufacture of major subassemblies, and we perform all system design, assembly and testing in-house. Our outsourcing strategy enables us to minimize fixed costs and capital expenditures, and provides us with the flexibility to increase production capacity. This strategy also allows us to focus on product differentiation through system design and quality control. We believe that our use of outsourced product specialists enables our subsystems to incorporate the latest and most advanced technologies in robotics, gas panels and microcomputers without the need for in-house expertise. We strive to work as closely as possible with all of our suppliers to achieve mutual cost reduction through joint development efforts.

Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may only be obtained from a single source or limited sources. These suppliers are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from us or from a small group of companies in the semiconductor industry. We seek to reduce our dependence on single or limited-source suppliers. However, disruptions in parts delivery or termination of certain suppliers may occur, and such disruptions and terminations could have an adverse effect on our operations. A prolonged inability to obtain certain parts could have a material adverse effect on our business, financial condition or results of operations, and could result in our inability to meet customer demands on time.

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

In the CVD, PECVD, HDP and PVD markets, our principal competitor is Applied Materials, Inc. (Applied), a major supplier of systems that has established a substantial base of installed equipment among today’s semiconductor manufacturers. In the PECVD market, we also compete against ASM International. In the ECD market, our principal competitors are Applied and Semitool, Inc. Our principal competitors in the surface preparation product arena are Mattson Technologies, Inc. and Axcelis Technologies, Inc. In the CMP market, our major competitors are Applied and Ebara Corporation.

Patents and Proprietary Rights

We intend to continue to pursue patent and trade secret protection for our technology. We currently hold over 485 patents. We have many pending patent applications, and we intend to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or future filings, or that any claims allowed from existing patents or pending or future patent applications will be sufficiently broad to protect our technology. While we intend to vigorously protect our intellectual property rights, there can be no assurance that any patents we hold will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. See Item 3. Legal Proceedings, for further discussions.

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

Employees

On December 31, 2005, we had 3,550 full-time and temporary employees. Certain employees outside of the United States are represented by labor unions. We have never experienced a work stoppage, slowdown or strike. We consider our employee relations to be good.

The success of our future operations depends in large part on our ability to recruit and retain senior management, engineers, technicians, marketing, sales and service professionals and other key personnel. Qualified people are in great demand across each of these industry disciplines, and there can be no assurance that we will be successful in retaining or recruiting key personnel.

Business Combinations

We purchased 90% of the outstanding capital stock of Voumard Machines Co. SA for an aggregate purchase price of approximately $6.8 million in cash on November 18, 2005. We funded the purchase price of the acquisition with existing cash resources.

Environmental Matters

Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on our capital expenditures, financial condition, results of operations or competitive position.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

Cyclical downturns in the semiconductor industry negatively impact demand for our equipment.

Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand is accelerating, rendering the global semiconductor industry increasingly volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees and maintain a stable management team. Our inventory levels during periods of reduced demand have at times been higher than optimal. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. In each of the years 2001 through 2005, we have implemented restructuring plans to align our business with fluctuating conditions. Future restructuring plans may be required to respond to future changes. Net orders and net sales may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. We experienced a downturn in demand in the first quarter of 2005, with a slight increase in the second quarter of 2005, a decrease in the third quarter of 2005 and an increase in the fourth quarter of 2005. We cannot provide any assurance that this increase will be sustainable, and our net sales and operating results may be adversely affected if demand does not continue to grow and if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.

The competitive and capital-intensive nature of the semiconductor industry increases the difficulty of maintaining and capturing market share.

We face substantial competition in the industry, from both potential new market entrants and established competitors. Competitors may have greater financial, marketing, technical or other resources, and greater ability to respond to pricing pressures, than we do. They may also have broader product lines, greater customer service capabilities, or larger and more established sales organizations and customer bases. To maintain or capture a position in the market, we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our research and development and warranty costs. Semiconductor equipment manufacturers incur substantial costs to install and integrate capital equipment into their production lines. This increases the likelihood of continuing relationships with chosen equipment vendors, including our competitors, and the difficulty of penetrating new customer accounts. In addition, sales of our systems depend in significant part upon a prospective customer’s decision to increase or expand manufacturing capacity — which typically involves a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy sales cycle, during which we may expend substantial funds and management effort. Heightened competition may also force price reductions that could adversely affect our results of operations.

Rapid technological change in the semiconductor industry requires substantial research and development expenditures and responsiveness to customer needs.

We devote a significant portion of our personnel and financial resources to research and development programs, and we seek to maintain close relationships with our customers in order to remain responsive to their product and manufacturing process needs. Our success depends in part on our ability to accurately predict evolving industry standards, to develop innovative solutions and improve existing technologies, to win market acceptance of our new and advanced technologies and to manufacture our products in a timely and cost-effective manner. Our products and processes must address changing customer needs in a range of materials, including copper and aluminium, at ever-smaller line widths and feature sizes, while maintaining our focus on manufacturing efficiency and product reliability. If we do not continue to gain market acceptance for our new technologies and products, or develop and introduce improvements in a timely manner in response to changing market conditions or customer requirements, or remain focused on research and development efforts that will translate into greater revenues, our business could be seriously harmed.

In the semiconductor capital equipment market, technological innovations tend to have long development cycles. We have experienced delays and technical and manufacturing difficulties from time to time in the introduction of certain of our products and product enhancements. In addition, we may experience delays and technical and manufacturing difficulties in future introductions or volume production of our new systems or enhancements. The increased costs and reduced efficiencies that may be associated with the development, manufacture, sale and support of future products or product enhancements relative to our existing products, may adversely affect our operating results.

Our success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selection; hiring, retaining and motivating highly qualified design and engineering personnel; timely and efficient completion of product design and development; implementation of manufacturing and assembly processes; achieving specified product performance in the field; and effective sales and marketing. There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products, or in enhancing our existing products. There can be no assurance that revenue from future products or product enhancements will be sufficient to recover our investments in research and development. To ensure the functionality and reliability of our future product introductions or product improvements, we incur substantial research and development costs early in development cycles, before we can confirm the technical feasibility or commercial viability of a product or product improvement. If new products have reliability or quality problems, reduced orders, or higher manufacturing costs, delays in collecting accounts receivable and additional service may result and warranty expenses may rise, affecting our gross margins. Any of these events could materially and adversely affect our business, financial condition or results of operations.

We are exposed to the risks of global operations.

We serve an increasingly global market. Substantial operations outside of the United States and export sales expose us to certain risks that may adversely affect our operating results and net sales, including, but not limited to:

•	Tariffs and other trade barriers;

•	Challenges in staffing and managing foreign operations and providing prompt and effective field support to our customers outside of the United States;

•	Difficulties in managing foreign distributors;

•	Potentially adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we conduct business;

•	Governmental controls, either by the United States or other countries, that restrict our business overseas or the import or export of semiconductor products, or increase the cost of our operations;

•	Longer payment cycles and difficulties in collecting accounts receivables outside of the United States;

•	Inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions;

•	Global or regional economic downturns;

•	Geo-political instability, natural disasters, acts of war or terrorism; and

•	Fluctuations in interest and foreign currency exchange rates, creating the need to enter into forward foreign exchange contracts to hedge against the short-term impact of currency fluctuations, specifically transactions denominated in Japanese yen. Exchange rate volatility may also increase the cost of our exported products for international customers and inhibit demand.

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

Our quarterly operating results and stock price are unpredictable.

We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results, which may adversely affect our stock price. Our future quarterly operating results and stock price may not align with past trends. The factors that could lead to fluctuations in our results include, but are not limited to:

•	Building our systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	Variability in manufacturing yields;

•	Failure to receive anticipated orders in time to permit shipment during the quarter;

•	Timing and cancellation of customer orders and shipments, including deferring orders of our existing products due to new product announcements by us and/or our competitors;

•	Changing demand for and sales of lower-margin products relative to higher-margin products;

•	Competitive pricing pressures;

•	The effect of revenue recognized upon acceptance with little or no associated costs; and

•	Fluctuation in warranty costs.

Changes in tax rates or liabilities could negatively impact our future results.

We are subject to taxation in the U.S. and other foreign countries. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in the tax laws. We are also subject to regular examination of our tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals. Factors that could cause estimates to be materially different include, but are not limited to:

•	Changes in the regulatory environment;

•	Changes in accounting and tax standards or practices; and

•	Overall business conditions in the semiconductor equipment industry.

We face risks associated with acquisitions.

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

We are exposed to risks associated with our diversification strategy.

Our core business and expertise has historically been in the development, manufacture, sale and support of deposition technologies, and more recently, wafer surface preparation and chemical mechanical planarization technologies. Our acquisitions of Peter Wolters and Voumard and the establishment of our Industrial Applications Group represent the first expansion of our business beyond the semiconductor equipment industry. We lack experience in the high-precision machine manufacturing equipment market, compared with our knowledge of the semiconductor equipment industry, and cannot give any assurance that we can maintain or improve the quality of products, level of sales, or relations with significant employees, customers or suppliers, that are necessary to compete in the market for high-precision machine manufacturing tools. Our efforts to integrate and develop the Industrial Applications Group may divert capital, management attention, research and development and other critical resources away from, and adversely affect, our core business.

We face risks related to concentration of net sales.

We currently sell a significant proportion of our systems in any particular period to a limited number of customers, and we expect that sales of our products to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. Although the composition of the group comprising our largest customers varies from year to year, the loss of a significant customer or any reduction in orders from any significant customer — including reductions due to customer departures from recent buying patterns, as well as economic or competitive conditions in the semiconductor industry — could materially and adversely affect our business, financial condition or results of operations.

We face risks related to intellectual property.

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

The loss of key employees could harm our business and operations.

Our employees are extremely important to our success and our key management, engineering and other employees are difficult to replace. The expansion of high technology companies has increased demand and competition for qualified personnel. If we are unable to retain key personnel, or if we are not able to attract, assimilate or retain additional highly qualified employees to meet our needs in the future, our business and operations could be harmed.

Supply shortages could affect our ability to meet customer demands.

Our growth and ability to meet customer demands depend in part of on our ability to obtain timely deliveries of parts, components and sub-assemblies for the manufacture and support of our products from our suppliers. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may only be obtained from a single source or from limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us and/or a small group of other companies in the semiconductor industry. Our supply channels may be vulnerable to disruption. Any such disruption to or termination of our supplier relationships may result in a prolonged inability to secure adequate supplies at reasonable prices or of acceptable quality, and may adversely effect our ability to bring new products to market and deliver them to customers in a timely manner. As a result, our revenues and operations may be harmed.

We are exposed to risks associated with outsourcing activities.

We also outsource the manufacture of major subassemblies, which enables us to focus on performing system design, assembly and testing in-house, thereby minimizing our fixed costs and capital expenditures. Although we make reasonable efforts to ensure that third party providers will perform to our standards, our reliance on suppliers and subcontractors limits our control over quality assurance and delivery schedules. Defects in workmanship, unacceptable yields, manufacturing disruptions and difficulties in obtaining export and import approvals may impair our ability to manage inventory and cause delays in shipments and cancellation of orders that may adversely affect our relationships with current and prospective customers and enable competitors to penetrate our customer accounts. In addition, third party providers may prioritize capacity for larger competitors or increase prices to us, which will affect our ability to respond to pricing pressures from competitors and customers, and our profitability.

If our outside audit firm does not maintain its “independence,” we may be unable to meet our regulatory reporting obligations.

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

Corporate governance and financial reporting compliance requirements may lead to increased costs and difficulty in attracting qualified executive officers and directors.

To comply with the requirements of the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and adopted by NASDAQ in response to Sarbanes-Oxley, we have made changes to our financial reporting, securities disclosure and corporate governance practices. In 2005, we incurred increased legal and financial compliance costs due to these new and evolving rules, regulations, and listing requirements, and management time and resources were re-directed to ensure current and implement future compliance initiatives. These rules may make it more difficult for us to attract and retain qualified executive officers and members of our Board of Directors, particularly to serve on our audit committee, as well as make it more costly to obtain liability insurance coverage for our officers and directors.

We are exposed to risks related to our indemnification of third parties.

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

We face risks related to changes in accounting standards for stock option plans.

Beginning in our first fiscal quarter of 2006, SFAS No. 123(R) requires us to recognize compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness because the expense associated with these grants may result in future compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models required by SFAS No. 123(R) were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of SFAS No. 123(R). Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirement under SFAS No. 123(R) to recognize the fair value of stock options as compensation expense, beginning in the first quarter of 2006, our future profitability can be expected to be reduced.

We are exposed to risks associated with our investment activities.

Our ability to compete in the semiconductor manufacturing industry depends on our success in developing new and enhanced technologies that advance the productivity and innovation advantages of our products. To further these goals, we have formed the Novellus Development Company, a venture fund that enables us to invest in emerging technologies and strengthen our technology portfolio for both existing and potentially new market opportunities. Although the fund intends to make enquiries reasonably necessary to make an informed decision as to the companies and technologies in which it will invest, we cannot provide any assurance as to any future return on investment or ability to bring new technologies to market. There are risks inherent in investing in start-up companies, which may lack a stable management team, operating history or adequate cash flow. The securities in which the fund may invest may not be registered under the Securities Act or any applicable state securities laws, and may be subject to restrictions on marketability or transferability. Given the nature of the investments that may be contemplated by the fund, there is a significant risk that it will be unable to realize its investment objectives by sale or other disposition, or will otherwise be unable to identify or develop any commercially viable technology. In particular, these risks could arise from changes in the financial condition or prospects, management inexperience and lack of research and development resources of the companies in which investments are made, and evolving technological standards. Investments contemplated by the fund may divert management time and attention, as well as capital, away from our core operating business. Any future losses on investments attributable to the fund may materially and adversely impact our business, financial condition and operating results.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Information regarding our principal properties at December 31, 2005 is as follows:

# of		Operating			Square
Buildings	Location	Segment	Use	Ownership	Footage

9	San Jose, CA	Semiconductor Group	Corporate Headquarters, Manufacturing, Research and Development, Engineering, Applications Demonstration Lab, Customer Support, Administration and Warehousing	Owned	642,000
4	Tualatin, OR	Semiconductor Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Owned	442,000
2	Chandler, AZ	Semiconductor Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Leased	148,000
1	Des Plaines, IL	Industrial Applications Group	Manufacturing, Research and Development, Owned Engineering, Customer Support, Administration and Warehousing	Owned	41,000
1	Plainville, MA	Industrial Applications Group	Research and Development, Engineering, Customer Support, and Warehousing	Owned	25,000
1	Leicestershire, UK	Industrial Applications Group	Manufacturing, Customer Support, Administration and Warehousing	Owned	9,000
1	Rendsburg, Germany	Industrial Applications Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Owned	189,000
1	Neuchâtel, Switzerland	Industrial Applications Group	Manufacturing, Research and Development, Customer Support and Administration	Owned	126,000
1	La Chaux-de-Fonds, Switzerland	Industrial Applications Group	Manufacturing	Leased	13,000

			Total	Owned	1,474,000 Sq. Ft.
				Leased	161,000 Sq. Ft.

In our semiconductor operating segment, we also lease several domestic field offices totaling approximately 37,000 square feet of space and several sites outside the United States that we use as sales and customer service centers. These foreign sites total approximately 201,000 square feet of space. Our facilities in Europe include approximately 29,000 square feet of leased space in various countries including France, Germany, Italy, and Ireland. Our facilities in Asia include approximately 172,000 square feet of leased space in various countries including China, India, Japan, Korea, Malaysia, Singapore and Taiwan. We also sublease, or have available for sublease, approximately 717,000 square feet of space in and around the San Jose, California and Chandler, Arizona areas. We have committed to vacate the Chandler, Arizona facilities, as well as certain properties located in San Jose, California, during the first quarter of 2006.

In our Industrial Applications Group operating segment, we also lease three field offices totaling approximately 3,000 square feet in Germany, China and Japan. We also sublease approximately 40,000 square feet of space in Mettmann, Germany.

Upon completion of our current facility consolidation initiative, we believe that our remaining facilities will be sufficient to meet our requirements for the foreseeable future.

Item 3.	Legal Proceedings

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the court granted without leave to amend on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order and the appeal is now fully briefed. The Court of Appeal has not yet set a date for oral argument. Although we prevailed on these claims in the Superior Court, it is possible that the Court of Appeal will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. We cannot predict how the Court of Appeal will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any. However, we currently believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Plasma Physics Corporation and Solar Physics Corporation Matter

On June 14, 2002, certain of Novellus’ present and former customers — including Agilent Technologies, Inc., Micron Technology, Inc., Agere Systems, Inc., National Semiconductor Corporation, Koninklijke Philips Electronics N.V., Texas Instruments, Inc., ST Microelectronics, Inc., LSI Logic Corporation, International Business Machines Corporation, Conexant Systems, Inc., Motorola, Inc., Advanced Micro Devices, Inc. and Analog Devices Inc. (Analog Devices) — were sued for patent infringement by Plasma Physics Corporation (Plasma Physics) and Solar Physics Corporation (Solar Physics). Novellus was not sued by Plasma Physics, Solar Physics, or any other party for infringement of any Plasma Physics or Solar Physics patent. Certain defendants in the case, however, allege that Novellus has indemnification obligations and liability relating to these lawsuits. For example, Analog Devices has filed a complaint against Novellus in the United States District Court for the District of Massachusetts regarding these purported indemnity obligations and other duties and obligations allegedly owed by Novellus. This complaint has not yet been served. We believe that these matters will not have a material adverse impact on our business, financial condition, or results of operations. There can be no assurance, however, that we would prevail in any lawsuit filed in connection with the alleged indemnification obligations. If one or more parties were to prevail against us in such a suit and damages were awarded, the adverse impact on our business, financial condition, or results of operations could be material. However, due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.

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

Stock Information

Novellus’ common stock is traded on the NASDAQ Stock Market and is quoted on the NASDAQ National Market under the symbol “NVLS.” The following table sets forth the closing high and low prices of our common stock as reported by the NASDAQ National Market for the periods indicated:

	2005
	High	Low

First Quarter	$30.18	$24.66
Second Quarter	27.33	23.43
Third Quarter	29.13	24.57
Fourth Quarter	26.02	21.36

	2004
	High	Low

First Quarter	$44.44	$29.15
Second Quarter	34.64	28.48
Third Quarter	31.44	23.13
Fourth Quarter	29.55	24.15

As of March 8, 2006, there were 1,200 holders of record of our common stock. We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to use the cash generated from operations to reinvest in the business and to repurchase common shares. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

As of December 31, 2005, we had approximately $863.2 million of remaining authorized funds for the repurchase of shares of our common stock.

Following is a summary of our stock repurchases for the quarter ended December 31, 2005.(1)

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
			as Part of	that May yet
	Total		Publicly	be Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased(2)	Share	Programs	Programs

October 2, 2005 to November 5, 2005	5,147,612	$21.53	5,147,612	$896.2 million
November 6, 2005 to December 3, 2005	390,200	$23.46	390,200	$887.0 million
December 4, 2005 to December 31, 2005	991,459	$24.07	991,459	$863.2 million

Total	6,529,271	$22.03	6,529,271	$863.2 million

(1)	On February 24, 2004, we announced that our Board of Directors had approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 13, 2007. On September 20, 2004 we announced that our Board of Directors had authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 14, 2009. We may repurchase shares from time to time in the open market, through block trades or otherwise. The repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors.

(2)	All shares were purchased pursuant to the publicly announced plan.

Item 6.	Selected Financial Data

Set forth below is a summary of certain consolidated financial information with respect to Novellus as of the dates and for the periods indicated. The Consolidated Statements of Operations data set forth below for each of the five years in the period ended December 31, 2005 and the Consolidated Balance Sheet data at each respective year end have been derived from our Consolidated Financial Statements, which have been audited. We acquired Peter Wolters AG on June 28, 2004, in a transaction accounted for as a purchase business combination. The Selected Consolidated Financial Data includes the operating results and financial data of Peter Wolters AG from June 28, 2004. We acquired SpeedFam-IPEC, Inc. on December 6, 2002, in a transaction accounted for as a purchase business combination. The Selected Consolidated Financial Data includes the operating results and financial data of SpeedFam-IPEC from December 6, 2002.

Selected Consolidated Financial Data

	Years Ended December 31,
	2005		2004		2003		2002		2001
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net sales	$1,340,471		$1,357,288		$925,070		$839,958		$1,339,322
Gross profit	599,126	(1,2)	665,130	(3)	380,000	(6)	378,523		691,351
Income (loss) before cumulative effect of change in accounting principle	110,107		156,690		(5,034)		22,920		144,470
Cumulative effect of change in accounting principle	—		—		(62,780	)(5)	—		—
Net income (loss)	$110,107	(2)	$156,690	(4)	$(67,814	)(6)	$22,920	(7,8)	$144,470	(7,9)
Per common share:
Income (loss) before cumulative effect of change in accounting principle
Basic	$0.80		$1.07		$(0.03)		$0.16		$1.01
Diluted	$0.80		$1.06		$(0.03)		$0.15		$0.97
Cumulative effect of change in accounting principle, net of tax
Basic	$—		$—		$(0.42)		$—		$—
Diluted	$—		$—		$(0.42)		$—		$—
Net income (loss) Basic	$0.80		$1.07		$(0.45)		$0.16		$1.01
Diluted	$0.80		$1.06		$(0.45)		$0.15		$0.97
Shares used in basic per share calculations	137,447		145,956		150,680		144,371		142,462
Shares used in diluted per share calculations	138,423		147,937		150,680		148,748		148,924

December 31,	2005	2004	2003	2002	2001

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$649,240	$587,762	$1,006,013	$1,019,652	$921,822
Working capital	$1,019,168	$1,045,294	$1,350,906	$1,252,324	$1,395,902
Total assets	$2,290,249	$2,401,832	$2,338,900	$2,493,994	$3,031,124
Long-term debt obligations	$124,858	$161,103	$—	$—	$—
Shareholders’ equity	$1,779,283	$1,861,834	$2,071,860	$2,055,688	$1,871,994

(1)	In 2005, we recorded a credit to cost of sales of approximately $15.1 million related to the sale of inventories previously written down.

(2)	In 2005, we recorded net restructuring and other charges of $9.2 million and inventory write-downs due to restructuring of $5.3 million.

(3)	In 2004, we recorded a credit to cost of sales of approximately $9.0 million related to the sale of inventories previously written down.

(4)	In 2004, we recorded net restructuring and other charges of $1.5 million, acquired in-process research and development write-offs of $6.1 million, net recovery from legal settlements of $2.6 million and the reversal of previously accrued royalty payments of $8.1 million.

(5)	As a result of the early adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” we recorded a non-cash charge of $62.8 million, net of tax, for the year ended December 31, 2003, as a cumulative effect of a change in accounting principle from the consolidation of properties previously accounted for as synthetic leases.

(6)	We recorded $59.8 million of pre-tax charges for the year ended December 31, 2003 as a result of a restructuring plan to align our cost structure with business conditions. The charges consisted of an inventory write-down of $44.0 million (included in gross profit), asset write-offs of $7.9 million, facilities charges of $4.1 million, and severance of $3.8 million. In addition, we recorded a charge for litigation settlements of $2.7 million.

(7)	We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, in the first quarter of 2002. As a result of its adoption, we no longer amortize goodwill, which resulted in an increase in net income of $3.6 million for the year ended December 31, 2002. Retroactive application of SFAS No. 142 would have resulted in an increase in net income for the year ended December 31, 2001 of $3.5 million, or $0.02 per diluted share.

(8)	We recorded $32.5 million of pre-tax charges for the year ended December 31, 2002 associated with restructuring and severance activities of $6.5 million, write-off of debt issuance costs of $17.0 million, and an acquired in-process research and development charge relating to the acquisition of SpeedFam-IPEC of $9.0 million. Additionally, we recorded a pre-tax benefit of $12.3 million for the year ended December 31, 2002 associated with the recovery of a previously written-off receivable of $7.7 million and a gain on the sale of an equity investment of $4.6 million.

(9)	We recorded $84.5 million of pre-tax charges for the year ended December 31, 2001. These charges include $55.0 million related to restructuring and asset impairment, $13.2 million of costs related to the GaSonics International Corporation acquisition, $8.6 million for an other than temporary decline in the value of an investment, and $7.7 million of a bad debt write-off.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following information should be read in conjunction with “Part I, Item 1. Business,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Consolidated Financial Statements” and the notes thereto. Forward-looking statements in this Annual Report on Form 10-K may be identified by words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” or similar expressions, and include, without limitation:

•	Statements about the growth of the semiconductor industry; market size, share and demand (particularly demand for corporate and consumer electronic devices); product performance; our expectations, objectives, anticipations, intentions and strategies regarding the future; expected operating results, revenues and earnings; and current and potential litigation, which statements are subject to various uncertainties, including, without limitation, those discussed in “Item 1A. Risk Factors”;

•	The statements under the heading “Item 1. Business — Semiconductor Industry Background” regarding our beliefs that (1) unit demand for semiconductor devices will continue to increase; (2) there is a trend toward increasing density of the integrated circuit; (3) there is a trend toward copper conductive material and away from aluminum wiring; (4) there is a trend toward low-k dielectric insulators and away from traditional silicon oxide insulating films; and (5) there is a trend toward larger wafer sizes, which statements are subject to various risks and uncertainties, including, without limitation, periodic downturns in the semiconductor industry; slowdowns in the rate of capital investment by semiconductor manufacturers; the inaccuracy of our expectations regarding the future direction of the semiconductor industry; and our inability to develop, improve and market products that respond to industry trends;

•	The statements under the heading “Item 1. Business — Semiconductor Business Strategy,” concerning (1) our emphasis on high-productivity systems; (2) our goal to be recognized for our technology in each of our served available markets; (3) our focus on reducing customer costs; (4) our service differentiation philosophy; (5) our intent to broaden our interconnect offerings; (6) our strategy to expand our market presence in, and our belief in future growth potential of, Asia; and (7) our plan to leverage our low cost manufacturing structure, which statements are subject to various risks and uncertainties, including, without limitation, difficulties implementing our growth strategy and leveraging our resources to increase market share; increased competition in our served available markets; shifts in demand from expensive, high-performance products to lower priced, conventional products, resulting in reduced profit for semiconductor manufacturers; increases in the costs of material, labor or conducting a global business, or inability to enhance our systems’ productivity, which may preclude us from containing costs to customers; the current and other periodic downturns in the semiconductor industry and the global or domestic economy; political or economic instability in Asia, and fluctuations in interest and foreign currency exchange rates;

•	The statements under the heading “Item 1. Business — Semiconductor Manufacturing Products” of our beliefs in the performance and effectiveness our products, including (1) that Concept Three SPEED offers minimal risk to our customers in making the transition from 200mm to 300mm volume chip making; (2) that ALTUS DirectFill lowers the overall cost of ownership by 50% or more when compared to existing processes; (3) that Concept Two SEQUEL Express delivers up to 40% higher capital productivity and 40% lower cost of ownership than competing PECVD systems; (4) that VECTOR has approximately 2/3 of the footprint of the nearest competition and 33% fewer critical subsystems; (5) that the INOVA 200mm system will continue to gain market acceptance; (6) the increasing importance of photoresist strip and clean processes as a result of the industry’s migration to copper interconnects; (7) that the GAMMA 2130 system offers a 30% higher throughput rate than the closest competitor; (8) that we have an important advantage in extending copper/low-k processes to advanced semiconductor devices based on our understanding of interactions between planarization, deposition and surface preparation, which statements are subject to various risks and uncertainties, including, among others, the inaccuracy of our assessment of our products’ capabilities; technical difficulties which preclude our products from performing as expected; competitors’ greater financial, marketing, technical, customer service or other resources, broader product lines, and larger and more established sales organizations and customer bases; future competition from new market entrants; competitors’ design and performance product improvements that may offer superior price or performance features over our products; difficulties integrating, developing and commercializing SpeedFam-IPEC CMP systems; and difficulties in selecting, developing, manufacturing and marketing our new products or enhancing our existing products;

•	The statements under the heading “Item 1. Business — Marketing, Sales and Service” of our beliefs that (1) our strategy of supporting our installed base through customer support and R&D groups has accelerated penetration of certain key accounts and (2) our marketing efforts are enhanced by the technical expertise of our R&D personnel, which statements are subject to certain risks and uncertainties, including, without limitation, that during periods of rapid growth, we may not be able to hire, assimilate and retain a sufficient number of qualified customer support and R&D personnel;

•	The statement under the heading “Item 1. Business — Research and Development” regarding our belief that research and development expenditures will continue to represent a substantial percentage of sales, which statement is subject to certain risks and uncertainties, including, among others, that we may be unable to allocate substantial resources to research and development;

•	The statements under the heading “Item 1. Business — Manufacturing” regarding (1) our belief that our outsourcing strategy enables us to minimize our fixed costs and capital expenditures while also providing the flexibility to increase capacity as needed and allows us to focus on product differentiation through system design and quality control; (2) our belief that the use of manufacturing specialists for our subsystems incorporate the most advanced technologies in robotics, gas panels and microcomputers; (3) our goal to work with suppliers to achieve mutual cost reduction through joint development efforts; and (4) our efforts to reduce our dependence on limited suppliers for certain key parts, which statements are subject to various risks and uncertainties, including, without limitation, the possible occurrence of a disruption or termination of certain limited source suppliers; a prolonged inability to obtain certain components imperative to our operations; our failure to work efficiently with suppliers; and our inability to establish relationships with alternative suppliers of key parts;

•	The statement under the heading “Item 1. Business — Competition” regarding our belief as to our ability to compete favorably in our market segments, which statement is subject to various risks and uncertainties, including, among others, the greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases that some of our competitors possess; future competition from new market entrants from overseas and domestic sources; our competitors’ improvement of the design and performance of their products that may offer superior price or performance features as compared to our products; and our success in selecting, developing, manufacturing and marketing our new products or enhancing our existing products;

•	The statements under the heading “Item 1. Business — Patents and Proprietary Rights” regarding our intentions (1) to file additional patent applications; (2) to vigorously protect our intellectual property rights; and our beliefs (3) that the outcomes of current litigation will not have a material impact on our business, financial condition or results of operations; and (4) that in the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others, which statements are subject to various risks and uncertainties, including, without limitation, the possibility that patents will not be issued from any of our pending applications or that claims allowed from existing or pending patents will not be sufficiently broad to protect our technology; the fact that litigation could result in substantial cost and diversion of our effort and the fact that adverse litigation determinations could result in a loss of our proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products;

•	The statement under the heading “Item 1. Business — Environmental Matters” that federal, state and local provisions regulating discharge of materials into the environment and remedial agreements or other environmental actions are not expected to have a material affect on our capital expenditures, financial condition, results of operations or competitive position, which statement is subject to certain risks and uncertainties, including, among others, that we have inaccurately assessed the environmental impact of our activities or the compliance requirements of environmental provisions and agreements;

•	The statement under the heading “Item 2. Properties” of our belief that upon completion of our current facility consolidation initiative, our remaining properties will be sufficient to meet our requirements for the foreseeable future, which statement is subject to various risks and uncertainties, due to, without limitation, growth in our business placing unexpected strains on our resources and properties and international expansion beyond the capacities of our current properties;

•	The statements under the headings “Item 3. Legal Proceedings” of our belief that the ultimate disposition of the Linear Technology Corporation, Plasma Physics Corporation, Solar Physics Corporation and other litigation matters will not have a material adverse effect on the impact on our business, financial condition, or results of operations, which statements are subject to various risks and uncertainties, including, without limitation, inherent uncertainty surrounding the litigation process and our inability to accurately predict the determination of complex issues of fact and law;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Our Business and Industry” that our close relationships with our customers and substantial investments in research and development position us for future growth, which statement is subject to numerous risks and uncertainties, including, without limitation, our inability to maintain our customer accounts, realize marketable products from our investments or attain market acceptance for new product introductions;

•	The statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” of our strategies, beliefs, plans, expectations and anticipations including, without limitation, (1) expansion of our market presence in Asia; (2) increase in gross margins during 2006; (3) continuation of our R&D commitment to improvement of new products and enhancement of our current product lines; (4) significant investment in R&D in order to remain competitive; (5) management’s expectation that our effective tax rate in 2006 will increase because of further decreases in federal export sales incentives and the expiration of the federal research and development credit; and (6) management’s belief that adequate accruals have been provided for any potential adjustments that may result from examinations by the IRS and foreign taxing authorities, which statements are subject to numerous risks and uncertainties, including, without limitation, risks and uncertainties associated with international operations, including economic downturns, trade balance issues, political instability, banking issues, fluctuations in interest and foreign currency exchange rates in Asia; ineffectiveness of installation and warranty improvement plans initiated in 2005; technical and operational difficulties with our products that result in continued increases in warranty costs; our inability to allocate substantial resources to R&D programs; the inaccuracy of our beliefs regarding taxes; and unanticipated changes in tax regulations;

•	The statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” regarding the calculation of allowances, reserves, and other estimates that are based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, and the significant judgments of management that underlie the preparation of our consolidated financial statements including, without limitation, (1) realization of the majority of deferred tax assets due to anticipated future income; (2) the positive or negative impact on gross profit of possible revisions to estimated warranty liability; and (3) the lack of speculative risk in connection with our forward foreign exchange contracts, which statements are subject to certain risks and uncertainties, including, among others, the inaccuracy of our calculations, estimates, assumptions and judgments, regarding critical accounting policies; that actual and future product failure rates, material usage, installation costs, customer reserves or other estimates may differ from our historical experience, requiring revisions to our estimated doubtful account allowances, additional inventory write-downs, restructuring charges, litigation, warranty, and other reserves; the insufficiency of anticipated future income, whether due to a downturn in the semiconductor industry or increases in expenses; and the accuracy of our estimates and beliefs regarding warranty liability and foreign exchange contracts;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of our expectation that our current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet our needs through at least the next twelve months, which statement is subject to numerous risks and uncertainties, including, without limitation, inability to timely and effectively develop, manufacture and market our new products, or enhance our existing products, a downturn in our sales or defaults on payments by customers, which may adversely affect our cash flow;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” that it is not probable that we will be required to pay any amounts under standby letters of credit arrangements or guarantee arrangements on behalf of our consolidated subsidiaries, which statement is subject to certain risks and uncertainties, including, without limitation, the inaccuracy of our assessment of our obligations under credit and guarantee arrangements;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Purchase Commitments” that we made adequate provision for potential exposure related to inventory on order which may go unused, which statement is subject to certain risks and uncertainties, including, without limitation, an unanticipated decline in demand that would increase our inventory-related exposure;

•	The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements” regarding impact upon our results of operation and financial position as a result of adopting EITF No. 03-1, amended FASB Statement No. 115, FASB Statement No. 151 and FASB Statement No. 123(R), which statements are subject to various risks, due to the uncertainty of the impact of certain accounting standards and the level of share-based payments granted in the future;

•	The statement under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk” that we believe that an immediate change to interest rates to variable short-term borrowings will not have a material effect on our results, which statement is subject to certain risks and uncertainties, including, without limitation, that we have inaccurately assessed our future borrowing needs;

•	The statement under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk” that we do not anticipate using options to hedge anticipated and uncommitted transactions to minimize the impact of foreign currency fluctuations on our results of operations, which statement is subject to certain risks and uncertainties, including, without limitation, unanticipated fluctuations in interest and foreign currency exchange rates;

•	The statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Significant Accounting Policies — Concentration and Other Risks” regarding our belief that there is not a significant risk of nonperformance by counterparties on foreign exchange contracts, which statement is subject to certain risks and uncertainties, including, without limitation, our failure to continuously monitor or accurately evaluate our positions and the credit ratings of counterparties;

•	Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3. Financial Instruments” that management has the ability to liquidate short-term investments to fund operations within the next twelve months, which statement is subject to certain risks and uncertainties, including, without limitation, that we have inadequately assessed the liquidity value of our short-term investments and our ability to take advantage of interest rate re-set periods;

•	Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6. Goodwill and Other Intangible Assets” of our future estimated amortization expense for the identifiable intangible assets, which statement is subject to certain risks and uncertainties, including, without limitation, the accuracy of our accounting judgments and estimates underlying the amortization expense amount;

•	Our statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 7. Business Combination” of our intention to report changes related to the amounts recorded in connection with the Voumard acquisition, our anticipation that significant intangible assets will not be recorded as a result of the acquisition, and our expectation that the final purchase price allocation will not differ significantly from the preliminary allocation, which statements are subject to certain risks and uncertainties, including, without limitation, the inaccuracy of our estimates of Voumard’s assets and the costs of the acquisition;

•	Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9. Long-term Debt” that as of December 31, 2005 we have an aggregate amount of $27.8 million available for future borrowing, which statement is subject to certain risks and uncertainties, including, without limitation, an inaccurate assessment of available borrowed funds or future needs for funds, and the continued viability of our long-term borrowing arrangements.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of the Company. Our MD&A addresses the following topics:

•	Overview of Our Business and Industry;

•	Results of Operations;

•	Critical Accounting Policies;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations;

•	Related Parties; and

•	Recent Accounting Pronouncements.

Overview of Our Business and Industry

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus, we develop, manufacture, sell and support equipment used in the fabrication of integrated circuits, which are commonly called microchips or chips. The customers for our products manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties.

Beginning in 2001, Novellus has expanded beyond deposition technologies with a series of business acquisitions. In 2001, we acquired GaSonics International Corporation, a manufacturer of systems used to clean and prepare a wafer surface. In 2002, we acquired SpeedFam-IPEC, Inc., a manufacturer of chemical mechanical planarization (CMP) products. In 2004, we further diversified by acquiring Peter Wolters AG, a 200-year-old German company specializing in lapping and polishing equipment for a number of industries. With the acquisition of Peter Wolters, Novellus entered into market sectors beyond semiconductor manufacturing for the first time. In December 2004, our Board of Directors approved the creation of Novellus Development Company LLC, with funding of up to $10 million, for investment in private companies at various stages of development. No significant investments had been made as of December 31, 2005.

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

We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income (loss) and net income (loss) per share are the primary measures we use to monitor performance, although we also use certain non-GAAP measures such as net orders to assess business trends and performance. Net orders are also used to forecast and plan future operations. Net orders consist of current period orders less current period cancellations. The following table sets forth certain quarterly and annual financial information for the periods indicated (in thousands, except per share data):

	Quarterly Financial Data
	First	Second	Third	Fourth	Year Ended
	Quarter	Quarter	Quarter	Quarter	December 31,

2005:
Net sales	$339,740	$329,585	$338,878	$332,268	$1,340,471
Gross profit	$153,869	$157,562	$147,194	$140,501	$599,126
Net income	$30,471	$33,231	$23,415	$22,990	$110,107
Diluted net income per share	$0.22	$0.24	$0.17	$0.17	$0.80
Net orders	$301,594	$309,214	$286,929	$351,018	$1,248,755
2004:
Net sales	$262,862	$338,219	$415,935	$340,272	$1,357,288
Gross profit	$124,605	$169,680	$201,111	$169,734	$665,130
Net income	$16,681	$37,811	$64,662	$37,536	$156,690
Diluted net income per share	$0.11	$0.25	$0.45	$0.27	$1.06
Net orders	$346,793	$397,598	$422,692	$331,347	$1,498,430
2003:
Net sales	$238,410	$239,050	$221,099	$226,511	$925,070
Gross profit	$109,814	$105,322	$58,776	$106,088	$380,000
Net income (loss)	$11,872	$7,430	$(97,568)	$10,452	$(67,814)
Diluted net income (loss) per share	$0.08	$0.05	$(0.64)	$0.07	$(0.45)
Net orders	$241,825	$198,759	$220,775	$275,219	$936,578

The semiconductor equipment industry is subject to cyclical conditions, which play a major role in demand, as defined by net orders. These fluctuations, in turn, affected our net sales over the past three years. In 2005, we experienced a moderate decrease in demand for our products. Net orders decreased by $249.7 million or 17% from 2004 to 2005. The decrease in demand began in the fourth quarter of 2004, when net orders decreased 22% sequentially, and continued into 2005. Net orders during the first three quarters of 2005 were mostly lower sequentially with a 9% decrease in the first quarter, a 3% increase in the second quarter, and a 7% decrease in the third quarter. The net order decline in 2005 was driven primarily by our customers’ assimilation of significant production capacity increases undertaken during 2004. In the fourth quarter of 2005, demand grew significantly in large part due to an increase in the utilization of our customer’s production capacity as evidenced by our 22% increase in net orders over the prior quarter.

In 2004, we experienced a significant increase in demand for our products. Net orders increased by $561.9 million or 60% from 2003 to 2004. The increase in demand began in the fourth quarter of 2003, when net orders increased 25% sequentially, and continued into 2004. In the first three quarters of 2004, we experienced sequential increases in net orders of 26%, 15%, and 6%, respectively. The net order growth in 2004 was driven primarily by strengthening demand for corporate and consumer electronic devices, which resulted in an increase in our customers’ production capacity utilization. We also experienced increased demand as a result of our customers’ transition to 300mm fabrication equipment. In the fourth quarter of 2004, demand began to slow and we experienced a 22% sequential decrease in net orders.

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

Demand for our systems can vary significantly from period to period as a result of several factors, including, but not limited to, downturns in the economy and semiconductor industry, supply of and demand for semiconductor devices, and competition in the semiconductor industry among suppliers of similar products. For these and other reasons, our results of operations for fiscal years 2005, 2004 and 2003 may not necessarily be indicative of future operating results.

Results of Operations
(dollars in thousands, except per share amount)

Net Sales

	Years Ended December 31,			% Change	% Change
	2005	2004	2003	in 2005	in 2004

Net Sales	$1,340,471	$1,357,288	$925,070	(1)%	47%

Net sales decreased by $16.8 million, or 1%, from 2004 to 2005, primarily because of decreased volume and a decrease in average selling price. The decrease in net sales was partially offset by a full year of operations in 2005 for Peter Wolters AG, which we acquired in June 2004, compared to a partial year of operations in 2004. Net sales provided by Peter Wolters AG were $88.6 million in 2005 compared to $41.0 million in 2004. The increase in net sales of $432.2 million, or 47%, from 2003 to 2004 was primarily due to improved market conditions during 2004, driven mainly by increased volume. The increase in volume in 2004 was a result of increased capital spending by our customers as demand for semiconductor devices increased. Geographical net sales as a percentage of total net sales were as follows (based on the location of the customers’ facilities):

	Years Ended
	December 31,
	2005	2004	2003

North America	27%	23%	35%
Europe	11%	9%	10%
Asia	62%	68%	55%

The variation in international net sales (sales outside North America) as a percentage of total net sales is predominantly attributable to the change in net sales in the Asia region. We consider the Asia region to principally consist of Korea, Japan, Singapore, China and Taiwan. A significant portion of our net sales is generated in Asia, primarily because a substantial portion of the world’s semiconductor manufacturing capacity is located there. We plan to continue to focus on expanding our market presence in Asia, as we believe that significant additional growth potential exists in this region over the long term.

Gross Profit

	Years Ended December 31,			% Change	% Change
	2005	2004	2003	in 2005	in 2004

Gross profit	$599,126	$665,130	$380,000	(10)%	75%
% of net sales	45%	49%	41%

The decrease in gross profit as a percentage of net sales in 2005 compared to 2004 is due primarily to increased warranty costs associated with 300mm tools, a $5.3 million write-down of obsolete inventory resulting from a restructuring, and a decline in average selling price. Additional warranty charges relating to pre-existing warranties were about $13.9 million in 2005. We expect the installation and warranty improvement plans initiated during the fourth quarter of 2005 will increase gross margins during 2006. Sales of inventory previously written down resulted in a decrease in cost of sales of approximately $15.1 million for the year ended December 31, 2005.

The increase in gross profit as a percentage of net sales in 2004 compared to 2003 is due primarily to a $44.0 million write-down of inventory in 2003, a favorable product mix and increased absorption of our fixed overhead costs from higher shipment levels. Sales of inventory previously written down resulted in a decrease in cost of sales of approximately $9.0 million for the year ended December 31, 2004. For the year ended December 31, 2003, sales of previously reserved inventory did not have a material effect on the margin in absolute dollars or as a percentage of net sales.

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

Selling, General and Administrative (SG&A)

	Years Ended December 31,			% Change	% Change
	2005	2004	2003	in 2005	in 2004

SG&A	$206,939	$194,652	$165,618	6%	18%
% of net sales	15%	14%	18%

SG&A expense includes compensation and benefits for corporate, financial, marketing, and administrative personnel as well as travel expenses and professional and legal fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

The increase in SG&A expense in 2005 over the prior year, in absolute dollars and as a percentage of sales, is primarily due to a reduction in SG&A of $8.1 million in 2004 from the reversal of previously accrued royalty payments in connection with our legal settlement with Applied Materials, Inc. as well as a full year of operations in 2005 for Peter Wolters AG, which we acquired in June 2004, compared to a partial year of operations in 2004. Partially offsetting these increases is a net reduction in SG&A of $7.3 million during 2005 due to a reduction in our Allowance for Doubtful Accounts.

The increase in SG&A expense in 2004 over the prior year, in absolute dollars, is primarily due to costs in the operations of Peter Wolters AG, as well as higher selling costs, profit sharing and employee-related expenses. The increase in selling costs, profit sharing and employee-related expenses is due to an increase in business volume. This increase was partially offset by a credit to SG&A of $8.1 million, mentioned above, for the reversal of previously accrued royalty payments in connection with our legal settlement with Applied Materials, Inc. The decrease in SG&A expense as a percentage of net sales is due to an increase in net sales.

Research and Development (R&D)

	Years Ended December 31,			% Change	% Change
	2005	2004	2003	in 2005	in 2004

Research and development	$247,315	$252,083	$227,439	(2)%	11%
% of net sales	18%	19%	25%

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

The decrease in R&D expense in 2005 in absolute dollars and as a percentage of sales is a result of cost reduction initiatives. These reductions were partially offset by a full year of operations in 2005 for Peter Wolters AG, which we acquired in June 2004, compared to a partial year of operations in 2004.

The increase in R&D expense in absolute dollars in 2004 from the prior-year period is a result of the acquisition of Peter Wolters AG, increased usage of project materials and increased profit sharing expense due to improved operating performance. R&D expense as a percentage of net sales decreased compared to the respective prior-year periods primarily due to an increase in net sales.

Acquired In-Process Research and Development (IPR&D)

	Years Ended December 31,			% Change	% Change
	2005	2004	2003	in 2005	in 2004

IPR&D	$—	$6,124	$—	(100)%	100%
% of net sales	—	less than 1%	—

During 2004, we incurred a charge totaling $6.1 million for acquired in-process research and development (IPR&D) in connection with the acquisition of Angstron Systems, Inc. We incurred no such charges during 2005 and 2003.

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

The rates utilized to discount the net cash flows to their present value were based on a weighted-average cost of capital determined by examining market information for several comparable companies. The weighted-average cost of capital was adjusted to reflect difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 33% was deemed appropriate for valuing the IPR&D for Angstron Systems, Inc. The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. As a result, actual results may differ materially from our estimates.

Legal Settlement

	Years Ended December 31,			% Change	% Change
	2005	2004	2003	in 2005	in 2004

Legal settlement	$—	$5,400	$2,691	(100)%	101%
% of net sales	—	less than 1%	less than 1%

During 2004, we incurred a charge of $2.9 million related to the Semitool litigation and a charge of $2.5 million related to the settlement of a class action lawsuit by field service engineers relating to overtime compensation. In 2003, we incurred a legal settlement charge of $2.7 million to settle certain indemnification claims. No such legal charges were incurred during the year ended December 31, 2005.

Restructuring and Other Charges

	Years Ended December 31,			% Change	% Change
	2005	2004	2003	in 2005	in 2004

Restructuring and other charges	$9,175	$1,484	$15,838	518%	(91)%
% of net sales	1%	less than 1%	2%

During 2005, we incurred a severance charge of $0.8 million and asset impairments of $14.2 million. These charges were offset by the reversal of a previously recorded restructuring accrual of $5.8 million due to a change in our sublease assumptions.

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

The charge for vacated facilities relates to rent obligations after the abandonment of certain facilities currently under long-term operating lease agreements. When applicable, anticipated future sublease income related to the vacated buildings has been offset against the charge for the remaining lease payments. Additionally, certain fixed assets, including leasehold improvements, associated with the abandoned facilities that had no future economic benefit have been written off. Substantially all actions under the restructuring plans are expected to be completed by the end of the second quarter of 2006, except for future rent obligations of $27.2 million, which are to be paid in cash through year 2017. For further discussion, see Note 8 to the Consolidated Financial Statements.

The restructuring plans are estimated to have reduced our facility related expenses by approximately $8.6 million in 2005. We estimate cost savings related to facilities of approximately $9.9 million in 2006 resulting from the implemented restructuring plans. Actual savings may differ from our estimated savings.

Other Income, net

	Years Ended December 31,			% Change	% Change
	2005	2004	2003	in 2005	in 2004

Other income, net	$22,916	$17,804	$16,266	29%	9%
% of net sales	2%	1%	2%

Other income, net, includes interest income, interest expense and other non-operating items. The increase in interest and other income, net, in absolute dollars for 2005 compared to 2004 is primarily due to an increase in interest income of approximately $9.2 million, due to higher balances of interest-bearing cash and marketable securities along with an increase in foreign currency-related gains of $6.5 million. Higher cash and investment balances resulted mainly from positive cash flow from operations during the year ended December 31, 2005. In 2004, Other income, net, included the cash receipt of $8.0 million in connection with the settlement of the Applied Materials, Inc. litigation.

The net increase in interest and other income, in absolute dollars for 2004 compared to 2003 is primarily due to the cash receipt of $8.0 million in connection with the settlement of the Applied Materials, Inc. litigation mentioned above. This was partially offset by an increase in interest expense on long term debt of $1.8 million from the Euro based loan used to acquire Peter Wolters AG and a decrease in interest income due to lower balances of interest-bearing cash and marketable securities and lower interest rates during 2004. Lower cash and investment balances resulted mainly from repurchases of our common stock during the year ended December 31, 2004. The exercise of our purchase options on properties previously leased under synthetic leases during the year ended December 31, 2003 reduced our interest income by $6.0 million for the year ended December 31, 2004 as compared to the prior-year period.

Income Taxes

Our effective tax rates were 31% in 2005, 30% in 2004 and (67%) in 2003. Our effective tax rate in 2005 differs from 2004 because of decreased benefit from export sales incentives and less benefit from a valuation allowance reduction. Our effective tax rate in 2004 differs from 2003 because of increased profitability. The effective tax rate in 2005 reflects the benefits of tax-exempt interest income, research and development credits, federal export sales incentives, and foreign income taxes on foreign-source earnings taxed at less than the U.S. statutory rate.

Our future effective income tax rate depends on various factors, such as the company’s profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income, and non-deductible expenses incurred in connection with acquisitions.

We expect our effective tax rate in 2006 to increase because of further decreases in federal export sales incentives and the expiration of the federal research and development credit.

Our federal income tax returns for fiscal years 2002 and 2003 are under examination by the Internal Revenue Service, which has proposed certain adjustments. Our settlement agreement with respect to tax years through 2002 remains pending with the Congressional Joint Committee on Taxation. In addition, certain of our foreign subsidiaries are subject to examination by foreign taxing authorities. The timing of the settlement of these examinations is uncertain. We believe that adequate accruals have been provided for any potential adjustments that may result from these examinations.

On October 22, 2004, the American Jobs Creation Act of 2004 was enacted into law. The Act provides for a special one-time 85% dividend received deduction on certain foreign earnings repatriated, as defined in the Act. We completed our evaluation of the effects of the repatriation provisions during the fourth quarter of 2005, and concluded that we would not be able to realize any benefits from the repatriation provisions.

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

Installation services are not essential to the functionality of the delivered equipment. As provided for in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” we allocate revenue based on the residual method as a fair value has been established for installation services. However, since final payment is not typically billable until customer acceptance, we defer revenue for the final payment until customer acceptance. In the short-term, this practice creates variability in our gross margin, as revenue related to customer acceptance is recognized with little or no associated costs, which may not be indicative of our future operating performance.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is included in other accrued liabilities.

Inventory Valuation

We periodically assess the recoverability of all inventories, including raw materials, work-in-process, finished goods, and spare parts, to determine whether adjustments for impairment are required. Inventory that is obsolete, or that is in excess of our forecasted usage is written down to its estimated realizable value based on assumptions about future demand and market conditions. If actual demand is lower than our forecast, additional inventory write-downs may be required.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In accordance with our policy, we completed the goodwill impairment test in the fourth quarter of 2005. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. The results of our impairment tests did not indicate impairment.

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2005, we had approximately $111.5 million of net deferred tax assets, net of a valuation allowance of $68.0 million principally related to acquired net operating loss and tax credit carryforwards that are not realizable until 2008 and beyond. The valuation allowance at December 31, 2005 includes $40.9 million related to the acquired deferred tax assets of SpeedFam-IPEC and Angstron, which will be credited to goodwill when realized, and $23.9 million related to stock option benefits that will be credited to equity when realized. Management believes the majority of deferred tax assets will be realized due to anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an increase to the valuation allowance for deferred tax assets would decrease income in the period in which such determination is made.

Warranty Obligations

Our warranty policy generally states that we will provide warranty coverage for a predetermined amount of time on systems and modules for material and labor to repair and service the equipment. We record the estimated cost of warranty coverage to cost of sales upon system shipment. The estimated cost of warranty is determined by the warranty term, as well as the average historical labor and material costs for a specific product. Should actual product failure rates or material usage differ from our estimates, revisions to the estimated warranty liability may be required. These revisions have had and could in the future have a positive or negative impact on gross profit. We review the actual product failure rates and material usage rates on a quarterly basis and adjust our warranty liability as necessary.

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

Foreign Exchange Contracts

We conduct portions of our business in various foreign currencies. Forward foreign exchange contracts are used as an economic hedge against the short-term impact of foreign currency fluctuations on forecasted intercompany purchases and intercompany accounts payable denominated in U.S. dollars recorded by our Japanese subsidiary. We also enter into forward foreign exchange contracts to buy and sell foreign currencies to hedge the parent’s intercompany balances denominated in a currency other than the U.S. dollar. In 2005, these hedging contracts were denominated primarily in the Japanese Yen, Taiwanese Dollar and the Euro. In 2004, these hedging contracts were denominated primarily in the Japanese Yen, Singapore Dollar and the Taiwanese Dollar. The forward foreign exchange contracts we use are generally short-term in nature. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. All unsettled foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. Net foreign currency gains and losses are recorded in our results of operations.

Liquidity and Capital Resources

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of funds as of December 31, 2005 consisted of approximately $649.2 million of cash, cash equivalents and marketable securities. This amount represents an increase of $61.5 million from the December 31, 2004 balance of $587.8 million. The increase was due primarily to cash generated from operations of $273.6 million, offset by the repurchase of common stock for $226.7 million.

Net cash provided by operating activities for the year ended December 31, 2005 was $273.6 million. The primary sources of cash from operating activities were net income, as adjusted to exclude non-cash charges and benefits, and changes in working capital accounts. The changes in working capital accounts include net decreases in inventory of $52.9 million and deferred income taxes of $22.9 million, offset by increases in accounts receivable of $6.2 million and prepaid and other current assets of $10.4 million, and a net decrease in accounts payable, accrued payroll and related expenses, accrued warranty, other accrued liabilities, income tax payable, and deferred profit of $3.3 million.

Net cash used in investing activities in the year ended December 31, 2005 was $136.0 million, which consisted primarily of cash paid for capital expenditures of $44.7 million and net purchases, sales and maturities of marketable securities of $128.1 million. As of December 31, 2005, we did not have any significant commitments to purchase property and equipment.

Net cash used in financing activities for the year ended December 31, 2005 was $204.0 million, primarily for the repurchase of common stock for $226.7 million and payments on long-term debt of $19.9 million, partially offset by proceeds from employee stock compensation plans of $29.9 million.

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

On February 23, 2004, our Board of Directors renewed a stock repurchase program originally approved in September 2001. Under the repurchase program, we may repurchase up to $500.0 million of our outstanding common stock through February 13, 2007. On September 20, 2004 we announced that our Board of Directors had authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 14, 2009. As of December 31, 2005, we had approximately $863.2 million of remaining authorized funds for the repurchase of shares of our common stock.

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

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate in the ordinary course of business. As of December 31, 2005, the maximum potential amount of future payments that we could be required to make under these letters of credit was approximately $3.6 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe it is probable, based on historical experience and information currently available, that any amounts will be required to be paid under these arrangements.

Guarantee Arrangements

We have guarantee arrangements on behalf of certain of our consolidated subsidiaries. These guarantee arrangements are for line-of-credit borrowings, overdrafts and operating leases. The available short-term credit facilities with various financial institutions total $47.9 million, of which $32.1 million was unutilized as of December 31, 2005. These credit facilities bear interest at various rates, expire on various dates through November 2006 and are used for general corporate purposes. As of December 31, 2005, our subsidiaries had $15.7 million outstanding under the short-term lines of credit at a weighted-average interest rate of less than 1%.

We also have available long-term credit facilities with various institutions that total $152.7 million, of which $27.8 million was unutilized as of December 31, 2005. The long-term credit facilities were used to fund the acquisition of Peter Wolters AG and are used for general corporate purposes. These credit facilities bear interest at a weighted-average rate of 2.65% and expire through December 2037. As of December 31, 2005, we had $124.9 million in long-term debt outstanding.

In the event of a default by our subsidiaries under the guaranteed facilities, we would be required to pay a maximum of $138.7 million as of December 31, 2005.

Certain of our subsidiaries have lease arrangements, which we guarantee. These leases will expire between 2006 and 2011. In the event that our subsidiaries do not make the required payments, we could be required to pay their obligations under the leases on their behalf. The annual lease obligations under these arrangements are included in our consolidated minimum lease payments table below. As of December 31, 2005, we have not recorded any liability related to guarantees of subsidiary obligations. Based on historical experience and information currently available to us, we do not believe it is probable that any amounts will be required to be paid under these guarantee arrangements.

Contractual Obligations

We have non-cancelable operating leases for various facilities. Rent expense was approximately $11.8 million, $11.0 million and $13.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, net of sublease income of $2.8 million, $3.7 million and $7.9 million, respectively. Certain of the operating leases contain provisions, which permit us to renew the leases at the end of their respective lease terms.

The following is a table summarizing future minimum lease payments under all non-cancelable operating leases, with initial or remaining terms in excess of one year. We had no other significant commitments as of December 31, 2005.

	Years Ending December 31,						Sublease	Net
	2006	2007	2008	2009	2010	Thereafter	Income	Total
	(In thousands)

Non-cancelable operating leases	$9,080	$8,416	$7,817	$7,790	$7,709	$32,242	$(15,130)	$57,924

The following is a table summarizing our contractual obligations under long-term borrowing arrangements. This table excludes amounts recorded on our balance sheet as current liabilities at December 31, 2005.

	Years Ending December 31,
	2006	2007	2008	2009	2010	Thereafter
	(In thousands)

Long-term debt obligations	$38	$38	$38	$123,674	$38	$1,032

Purchase Commitments

We have firm purchase commitments with various suppliers to ensure the availability of components. Our minimum obligation at December 31, 2005 under these arrangements was $50.6 million. All amounts under these arrangements are due in 2006. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We have made adequate provision for potential exposure related to inventory on order which may go unused.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or EITF No. 03-1. EITF No. 03-1 includes guidance for determining and recording impairment for both debt and equity securities. EITF No. 03-1 also requires additional disclosure for investments that are deemed to be temporarily impaired under the standard. In September 2004, the Financial Accounting Standards Board (FASB) Staff issued FASB Staff Position (FSP) EITF 03-1-1, or FSP EITF 03-1-1. Effective upon issuance, FSP EITF 03-1-1 delayed, indefinitely, certain measurement and recognition guidance contained in EITF No. 03-1. In November 2005, the FASB Staff issued FSP FASB Statement 115-1, which amends FASB Statement No. 115 and addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company is required to adopt these standards as of January 1, 2006 and their adoption is not expected to have a significant impact on the Company’s results of operations or financial position

In December 2004, The FASB issued FASB Statement No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4.” The standard clarifies that certain abnormal amounts be expensed as incurred, rather than included as a cost of inventory. FASB No. 151 also requires that the allocation of fixed overhead costs to inventory be based upon a normal production capacity. The Company is required to adopt this standard as of January 1, 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial position.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or Statement 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or Opinion 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in the unrevised Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of Statement 123(R) until the first fiscal year beginning after June 15, 2005, with early adoption permitted. We have adopted Statement 123(R) as of January 1, 2006 under the modified prospective method.

As permitted by the unrevised Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method, under which we generally do not record compensation cost for employee stock options. Accordingly, the adoption of Statement 123)(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The precise impact of adoption of Statement 123(R) cannot be estimated at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years for the benefit of these excess tax deductions was $4.1 million for 2005 and zero in both 2004 and 2003.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, “Shared-Based Payment.” SAB 107 provides guidance related to share-based payment transactions with non-employees, transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), accounting for certain redeemable financial instruments issued under share-based payment arrangements, classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis (MD&A) subsequent to adoption of Statement 123(R). We are currently assessing the impact of this guidance.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our short-term and long-term debt obligations. We do not use derivative financial instruments in our investment portfolio. We place our investments with high-credit-quality issuers and, by policy, limit the amount of credit exposure with any one issuer.

We mitigate default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of their issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no material cash flow exposure due to rate changes for cash equivalents and marketable securities.

The interest rate of the majority of our short-term and long-term obligations is floating. Therefore, our results are only affected by the interest rate changes to variable-rate short-term borrowings. Due to the short-term nature of these borrowings, an immediate change to interest rates is not expected to have a material effect on our results.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations and the fair value of each as of December 31, 2005 and 2004.

	Periods of Maturity						Fair Value
	Less than	1 to 3	3 to 5	5 to 10	Over 10		December 31,
	1 Year	Years	Years	Years	Years	Total	2005
	(In thousands)

Assets:
Cash equivalents	$40,403	$—	$—	$—	$—	$40,403	$40,403
Average interest rate	3.77%	—	—	—	—	3.77. %
Marketable securities	$175,598	$140,448	$10,940	$10,685	$273,056	$610,727	$608,837
Average interest rate	3.65%	4.35%	4.99%	5.18%	4.98%	4.46%
Restricted investments	$140,212	$—	$—	$—	$—	$140,212	$140,212
Average interest rate	4.28%	—	—	—	—	4.28%
Total investment securities	$356,213	$140,448	$10,940	$10,685	$273,056	$791,342	$789,452
Average interest rate	3.91%	4.35%	4.99%	5.18%	4.98%	4.39%
Liabilities:
Short-term borrowings	$15,744	$—	$—	$—	$—	$15,744	$15,744
Average interest rate	0.825%	—	—	—	—	0.825%
Long-term borrowings	$38	$115	$123,750	$229	$726	$124,858	$124,858
Average interest rate	4.0%	4.0%	2.63%	4.0%	4.0%	2.65%

	Periods of Maturity						Fair Value
	Less than	1 to 3	3 to 5	5 to 10	Over 10		December 31,
	1 Year	Years	Years	Years	Years	Total	2004
	(In thousands)

Assets:
Cash equivalents	$106,117	$—	$—	$—	$—	$106,117	$106,117
Average interest rate	2.12%	—	—	—	—	2.12%
Marketable securities	$152,205	$157,562	$5,000	$6,715	$161,150	$482,632	$481,645
Average interest rate	1.99%	3.46%	2.85%	2.46%	1.77%	2.75%
Restricted investments	$176,708	$—	$—	$—	$—	$176,708	$176,708
Average interest rate	2.18%	—	—	—	—	2.18%
Total investment securities	$435,030	$157,562	$5,000	$6,715	$161,150	$765,457	$764,470
Average interest rate	2.12%	3.46%	2.85%	2.46%	1.77%	2.58%
Liabilities:
Short-term borrowings	$3,103	$—	$—	$—	$—	$3,103	$3,103
Average interest rate	5.05%	—	—	—	—	5.05%
Long-term borrowings	$—	$618	$160,485	$—	$—	$161,103	$161,103
Average interest rate	—	4.82%	2.35%	—	—	2.36%

The “less than 1 year” category contains $8.1 million and $4.7 million in mutual funds that do not have contractual maturities at December 31, 2005 and 2004, respectively.

Foreign Currency Risk

We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Europe. During 2005 and 2004, we utilized foreign currency forward exchange contracts to hedge foreign-currency-denominated balance sheet positions. Under this program, increases or decreases in currency commitments and balance sheet positions, as translated into U.S. dollars, were primarily offset by realized gains and losses on the hedging instruments. Upon the maturity of these contracts, we do not anticipate using forward contracts to hedge anticipated and uncommitted transactions. The goal of the hedging program is to minimize the impact of foreign currency fluctuations on our results of operations. We do not use foreign currency forward exchange contracts for speculative or trading purposes.

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

	December 31, 2005
	Notional Amount	Average	Estimated Fair
	(Buy) Sell	Contract Rate	Value-Gain (Loss)
	(In thousands, except for average contract rate)

Foreign currency forward exchange contracts:
Japanese yen	$156,555	105.81	$13,267
British pound	(5,026)	0.60	1
Euro	(15,974)	0.84	(184)
Swiss franc	1,395	1.31	(3)
Singapore dollar	(13,753)	1.66	(15)
Taiwanese dollar	657	33.06	1
Chinese renminbi	(2,040)	8.03	(11)
Malaysian ringget	(2,341)	3.77	(7)
Korean won	(12,304)	1,012.10	(7)

	$107,169		$13,042

	December 31, 2004
	Notional Amount	Average	Estimated Fair
	(Buy) Sell	Contract Rate	Value-Gain (Loss)
	(In thousands, except for average contract rate)

Foreign currency forward exchange contracts:
Japanese yen	$103,035	106.61	$(4,846)
British pound	(5,155)	0.52	14
Euro	(15,653)	0.75	34
Singapore dollar	(13,921)	1.64	(14)
Taiwanese dollar	(18,249)	31.89	(63)
Korean won	(2,059)	1,044.10	2
Indian rupee	(1)	44.05	—

	$47,997		$(4,873)

Item 8.	Financial Statements and Supplementary Data

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net sales	$1,340,471	$1,357,288	$925,070
Cost of sales	741,345	692,158	545,070

Gross profit	599,126	665,130	380,000
Operating expenses:
Selling, general and administrative	206,939	194,652	165,618
Research and development	247,315	252,083	227,439
Acquired in-process research and development	—	6,124	—
Legal settlements	—	5,400	2,691
Restructuring and other charges	9,175	1,484	15,838

Total operating expenses	463,429	459,743	411,586

Operating income (loss), net	135,697	205,387	(31,586)
Other income (expense):
Interest income	20,738	11,578	17,272
Interest expense	(3,510)	(2,133)	(909)
Other, net	5,688	8,359	(97)

Other income, net	22,916	17,804	16,266

Income (loss) before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	158,613	223,191	(15,320)
Provision (benefit) for income taxes	48,506	66,501	(10,286)

Income (loss) before cumulative effect of a change in accounting principle	110,107	156,690	(5,034)
Cumulative effect of a change in accounting principle, net of tax of $33,067 for 2003	—	—	(62,780)

Net income (loss)	$110,107	$156,690	$(67,814)

Net income (loss) per share:
Basic
Income (loss) before cumulative effect of a change in accounting principle	$0.80	$1.07	$(0.03)
Cumulative effect of a change in accounting principle	—	—	(0.42)

Basic net income (loss) per share	$0.80	$1.07	$(0.45)

Diluted
Income (loss) before cumulative effect of a change in accounting principle	$0.80	$1.06	$(0.03)
Cumulative effect of a change in accounting principle	—	—	(0.42)

Diluted net income (loss) per share	$0.80	$1.06	$(0.45)

Shares used in basic per share calculations	137,447	145,956	150,680

Shares used in diluted per share calculations	138,423	147,937	150,680

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$40,403	$106,117
Marketable securities	608,837	481,645
Accounts receivable, net of allowance for doubtful accounts of $987 in 2005 and $8,247 in 2004	397,534	395,522
Inventories	193,787	261,046
Deferred tax assets, net	88,563	110,644
Prepaid and other current assets	34,388	14,350

Total current assets	1,363,512	1,369,324
Property and equipment, net	423,749	476,492
Restricted cash and cash equivalents	140,212	176,708
Goodwill	255,584	278,972
Intangible and other assets	107,192	100,336

Total assets	$2,290,249	$2,401,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,710	$70,446
Accrued payroll and related expenses	57,450	64,531
Accrued warranty	54,553	45,526
Other accrued liabilities	58,271	54,517
Income taxes payable	5,898	14,691
Deferred profit	68,718	71,216
Current obligations under lines of credit	15,744	3,103

Total current liabilities	344,344	324,030
Long-term debt	124,858	161,103
Other non-current liabilities	41,764	54,865

Total liabilities	510,966	539,998

Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity:
Preferred stock, no par value; authorized shares — 10,000; issued and outstanding shares — none	—	—
Common stock, no par value; authorized shares — 240,000; issued and outstanding shares — 132,820 in 2005 and 140,306 in 2004	1,418,747	1,473,829
Deferred stock compensation	(24,942)	(17,159)
Retained earnings	388,015	399,919
Accumulated other comprehensive (loss) income	(2,537)	5,245

Total shareholders’ equity	1,779,283	1,861,834

Total liabilities and shareholders’ equity	$2,290,249	$2,401,832

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$110,107	$156,690	$(67,814)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	—	—	616
Gain on sale of equity investments	—	(303)	—
Cumulative effect of a change in accounting principle	—	—	62,780
Non-cash portion of restructuring and legal settlement	14,337	(7,779)	51,895
Loss on disposal of fixed assets	2,182	1,650	—
Depreciation and amortization	82,776	89,244	69,570
Amortization of deferred compensation	4,209	4,093	3,329
Acquired in-process research and development	—	6,124	—
Income tax benefits from employee stock plans	4,132	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,167)	(146,073)	(32,562)
Inventories	52,884	(46,072)	5,299
Deferred income taxes	22,858	39,025	(14,550)
Prepaid and other current assets	(10,421)	(5,703)	22,586
Accounts payable	1,580	10,916	(18,064)
Accrued payroll and related expenses	(3,541)	31,350	(11,817)
Accrued warranty	8,795	14,718	(2,197)
Other accrued liabilities	(2,011)	3,415	(14,128)
Income taxes payable	(5,945)	3,747	(3,675)
Deferred profit	(2,219)	24,160	(8,792)

Net cash provided by operating activities	273,556	179,202	42,476

Cash flows from investing activities:
Purchases of marketable securities	(853,334)	(849,558)	(841,173)
Proceeds from sales of marketable securities	329,434	629,378	96,493
Proceeds from maturities of marketable securities	395,806	246,799	640,776
Capital expenditures	(44,744)	(31,732)	(31,685)
Proceeds from sale of property and equipment	2,676	—	—
Decrease (increase) in restricted cash and cash equivalents	36,496	(173,847)	2,861
Decrease (increase) in intangible and other assets	3,003	(11,226)	2,858
Purchase of Voumard Machines Co. SA, net of cash acquired	(5,384)	—	—
Purchase of Peter Wolters AG, net of cash acquired	—	(142,916)	—

Net cash used in investing activities	(136,047)	(333,102)	(129,870)

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from financing activities:
Repayments of convertible subordinated debentures	—	—	(117,053)
Proceeds from employee stock compensation plans	29,864	38,706	75,651
Proceeds (repayments) from lines of credit, net	12,726	(10,044)	10,224
Proceeds from long-term debt	—	153,115	—
Payment on long-term debt	(19,902)	(10,362)	—
Repurchases of common stock	(226,652)	(410,188)	(1,312)

Net cash used in financing activities	(203,964)	(238,773)	(32,490)

Effects of exchange rate changes on cash and cash equivalents	741	1,612	1,218

Net decrease in cash and cash equivalents	(65,714)	(391,061)	(118,666)
Cash and cash equivalents at the beginning of the year	106,117	497,178	615,844

Cash and cash equivalents at the end of the year	$40,403	$106,117	$497,178

Supplemental disclosures:
Cash paid during the year for:
Interest	$4,136	$1,425	$909
Income taxes, net	$14,263	$23,908	$6,321

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive	Total
	Common Stock		Deferred	Retained	Income	Shareholders’
	Shares	Amount	Compensation	Earnings	(Loss)	Equity
	(In thousands)

Balance at December 31, 2002	149,119	$1,494,960	$(7,679)	$570,153	$(1,746)	$2,055,688
Components of comprehensive loss:
Net loss	—	—	—	(67,814)	—	(67,814)
Net change in unrealized loss on marketable securities	—	—	—	—	172	172
Foreign currency translation adjustments	—	—	—	—	6,146	6,146

Comprehensive loss						(61,496)

Issuance of common stock under employee compensation plans	3,696	75,651	—	—	—	75,651
Issuance of restricted common stock, net	116	3,963	(3,963)	—	—	—
Amortization of deferred compensation	—	—	3,329	—	—	3,329
Repurchases of common stock	(32)	(335)	—	(977)	—	(1,312)

Balance at December 31, 2003	152,899	1,574,239	(8,313)	501,362	4,572	2,071,860
Components of comprehensive income:
Net income	—	—	—	156,690	—	156,690
Net change in unrealized loss on marketable securities	—	—	—	—	(571)	(571)
Less: reclassification adjustment for gain on sale of marketable securities	—	—	—	—	(303)	(303)
Foreign currency translation adjustments, net of tax of $4,194	—	—	—	—	1,547	1,547

Comprehensive income						157,363

Issuance of common stock under employee compensation plans, net	1,731	38,847	—	(141)	—	38,706
Issuance of restricted common stock, net	450	12,939	(12,939)	—	—	—
Amortization of deferred compensation	—	—	4,093	—	—	4,093
Repurchases of common stock	(14,774)	(152,196)	—	(257,992)	—	(410,188)

Balance at December 31, 2004	140,306	1,473,829	(17,159)	399,919	5,245	1,861,834
Components of comprehensive income:
Net income	—	—	—	110,107	—	110,107
Net change in unrealized loss on marketable securities	—	—	—	—	(903)	(903)
Foreign currency translation adjustments, net of tax of $(2,495)	—	—	—	—	(6,879)	(6,879)

Comprehensive income	—	—	—	—	—	102,325

Issuance of common stock under employee compensation plans, net	1,901	33,658	—	(223)	—	33,435
Income tax benefits realized from activity in employee stock plans	—	4,132	—	—	—	4,132
Issuance of restricted common stock, net	538	11,992	(11,992)	—	—	—
Amortization of deferred compensation	—		4,209	—	—	4,209
Repurchases of common stock	(9,925)	(104,864)	—	(121,788)	—	(226,652)

Balance at December 31, 2005	132,820	$1,418,747	$(24,942)	$388,015	$(2,537)	$1,779,283

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Business

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

On November 18, 2005, we acquired Voumard Machines Co. SA, a manufacturer of high-precision machine manufacturing tools based in Neuchâtel, Switzerland. The acquisition was accounted for as a purchase business combination. Our consolidated financial statements for 2005 include the financial position, results of operations and cash flows of Voumard from the date of acquisition. With the acquisition of Voumard, Novellus further enhanced the product offerings in our Industrial Applications Group.

Note 2.	Significant Accounting Policies

Principles of Consolidation and Basis of Presentation — The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries after elimination of all significant intercompany account balances and transactions. Certain prior year amounts in the Consolidated Financial Statements and the notes thereto have been reclassified to conform to the current year presentation.

Stock-Based Compensation — We account for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and have adopted the disclosure-only provisions of the Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Accordingly, no expense has been recognized for options granted to employees at fair value.

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

In the disclosure presented below we recognize stock-based compensation, measured at the fair value, on the graded vesting method over the vesting periods for restricted stock awards and stock options, which is generally over four years, and for employee purchases of common stock under our employee stock purchase plan, which is generally six months. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense recorded in earlier years than the straight-line method. In 2005, we accelerated the vesting on certain under-water options and recognized the remaining unamortized fair value associated with these awards in proforma expense in 2005. By doing this, we reduced our future compensation expense by approximately $24.3 million on a pre-tax basis through 2008. The accelerated vesting increased our disclosed fair value expense for the year ended December 31, 2005 by $24.3 million. The Company accelerated vesting on approximately 3.8 million options that were priced at $30.00 or above held by employees and officers. Each of the Company’s executive officers at the time the acceleration became effective and whose options were accelerated entered into a Resale Restriction Agreement which imposes restrictions on the sale of any shares received through the exercise of accelerated options until the earlier of (i) the original vesting dates set forth in the option or (ii) the executive officer’s termination of employment.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the estimated future price volatility of the underlying stock. Since our employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provision of SFAS No. 123, we would have reported pro-forma net income (loss) and net income (loss) per share as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003

Net income (loss) as reported	$110,107	$156,690	$(67,814)
Add back:
Intrinsic value method expense included in reported net income (loss), net of tax	2,589	2,906	2,186
Less:
Fair value method expense, net of tax	(49,145)	(49,086)	(66,063)

Pro-forma net income (loss)	$63,551	$110,510	$(131,691)

Pro-forma basic net income (loss) per share	$0.46	$0.76	$(0.87)
Pro-forma diluted net income (loss) per share	$0.46	$0.75	$(0.87)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants made in 2005, 2004 and 2003:

	2005	2004	2003

Dividend yield	None	None	None
Expected volatility	54%	74%	78%
Risk free interest rate	4.1%	2.7%	2.1%
Expected lives	3.9 years	3.6 years	3.6 years

The weighted-average fair value of options granted during the year was $11.25, $15.45 and $21.56 for 2005, 2004 and 2003, respectively.

The proforma net income (loss) and net income (loss) per share listed above include expense related to our employee stock purchase plans. The fair value of issuances under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions for issuances made in 2005, 2004 and 2003:

	2005	2004	2003

Dividend yield	None	None	None
Expected volatility	32%	43%	47%
Risk free interest rate	3.3%	1.6%	1.3%
Expected lives	1/2 year	1/2 year	1/2 year

The weighted average fair value of purchase rights granted during the year was $5.56, $8.04 and $9.52 for 2005, 2004 and 2003, respectively.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, cash and investments, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, goodwill and other intangible assets, warranty obligations, restructuring and impairment charges, contingencies and litigation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state our assets and liabilities given facts known at the time of valuation. Our assumptions may prove incorrect as facts change in the future. Actual results may differ materially from these estimates under different assumptions or conditions.

Revenue Recognition — We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” or SAB 104, which superseded the earlier related guidance in SAB 101. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or determinable, and collectibility is reasonably assured.

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

Installation services are not essential to the functionality of the delivered equipment. As provided for in Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” we allocate revenue based on the residual method as a fair value has been established for installation services. However, since final payment is not typically billable until customer acceptance, we defer revenue for the final payment until customer acceptance.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is included in other accrued liabilities.

Cash, Cash Equivalents and Marketable Securities — We consider all highly liquid debt instruments with insignificant interest rate risk and original maturities of ninety days or less to be cash equivalents. Investments with original maturities greater than three months which are available for use in current operations are considered to be marketable securities. Our marketable securities are classified as marketable securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity. The fair value of marketable securities is based on quoted market prices. Gains and losses and declines in fair value that are other than temporary are recorded in earnings when realized. The cost of securities sold is based on the specific identification method.

Restricted Cash and Cash Equivalents — We maintain certain amounts of cash and cash equivalents on deposit which are restricted from general use. These amounts are used primarily to secure our Euro Loan (see Note 9).

Allowance for Doubtful Accounts  — We evaluate our allowance for doubtful accounts based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we provide a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We also provide allowances based on our write-off history. We

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge accounts receivable balances against our allowance for doubtful accounts once we have concluded our collection efforts are unsuccessful. Accounts receivable is considered past due in accordance with the contractual terms of the arrangement. The balance for allowance for doubtful accounts was $1.0 million and $8.2 million at December 31, 2005 and 2004, respectively. The decrease primarily results from a $6.1 million reduction in the allowance for doubtful accounts during the second quarter of 2005.

Inventories and Inventory Valuation — Inventories are stated at the lower of cost (first-in, first-out) or market. We periodically assess the recoverability of all inventories, including raw materials, work-in-process, finished goods, and spare parts, to determine whether adjustments for impairment are required. Inventory that is obsolete, or that is in excess of our forecasted usage, is written down to its estimated realizable value based on assumptions about future demand and market conditions.

Deferred Tax Assets — We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance at December 31, 2005 relates primarily to acquired net operating loss and tax credit carryforwards that are not realizable until 2008 and beyond. The valuation allowance at December 31, 2005 includes $40.9 million related to the acquired deferred tax assets of SpeedFam-IPEC and Angstron, which will be credited to goodwill when realized and $23.9 million related to stock option benefits that will be credited to equity when realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

Machinery and equipment	3 — 10 years
Furniture and fixtures	5 — 10 years
Buildings	30 — 40 years
Building improvements	Shorter of useful life or remaining lease term

Goodwill and Other Intangible Assets — We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In accordance with our policy, we completed the goodwill impairment test in the fourth quarter of 2005. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of the asset exceeds the fair value. The results of our impairment tests did not indicate potential impairment.

Investments in Non-Marketable Equity Securities — We record investments in non-marketable equity securities at historical cost or, if we have significant influence over the investee, using the equity method of accounting. At December 31, 2005 and December 31, 2004, we did not have any equity securities that required the equity method of accounting. Non-marketable equity securities are included in other assets. The carrying value of non-marketable equity securities as of December 31, 2005 and 2004 were $2.5 million. Non-marketable securities are periodically reviewed for impairment, which is based on an analysis of factors that may have adverse affects on the fair value of the investment. No impairment existed at December 31, 2005.

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

Restructuring and Impairment Charges — Restructuring activities after December 31, 2002 were recorded under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 146; SFAS No. 112, “Employers’ Accounting for Postemployment Benefits;” and SAB 100, “Restructuring and Impairment Charges.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. Accordingly, restructuring accruals are recorded when management initiates an exit plan that will cause us to incur costs that have no future economic benefit. The restructuring accrual related to vacated facilities is calculated net of estimated sublease income. Sublease income is estimated based on current market quotes for similar properties. If we are unable to sublet the vacated properties on a timely basis or if we are forced to sublet them at lower rates due to changes in market conditions, we will adjust the accruals accordingly.

Certain items classified within restructuring charges related to asset impairments are recorded in accordance with SFAS No. 144 and SAB 100.

Contingencies and Litigation — We assess the probability of adverse judgments in connection with current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost. We have made no such accruals as of December 31, 2005.

Foreign Currency Translation — For all of our foreign subsidiaries, the local currency is the functional currency. Accordingly, translation gains or losses related to these foreign subsidiaries are included as a component of accumulated other comprehensive income (loss).

Forward Foreign Exchange Contracts — Forward foreign exchange contracts are used as an economic hedge against the short-term impact of foreign currency fluctuations on forecasted intercompany purchases and intercompany accounts payable denominated in U.S. dollars recorded by our Japanese subsidiary. We also enter into forward foreign exchange contracts to buy and sell foreign currencies to hedge the parent’s intercompany balances denominated in a currency other than the U.S. dollar. In 2005, these hedging contracts were denominated primarily in the Japanese Yen, Taiwanese Dollar and the Euro. In 2004, these hedging contracts were denominated primarily in the Japanese Yen, Singapore Dollar and the Taiwanese Dollar. The forward foreign exchange contracts we use are generally short-term in nature. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. All unsettled foreign currency contracts are marked-to-market, with unrealized gains and losses included as a component of other income and expense. Net foreign currency gains and losses are recorded in our results of operations.

Shipping and Handling Costs — Shipping and handling costs are included as a component of cost of sales.

Advertising Expenses — We expense advertising costs as incurred. Advertising expenses for 2005, 2004 and 2003 were $3.6 million, $2.9 million and $1.9 million, respectively.

Concentrations and Other Risks — We use financial instruments that potentially subject us to concentrations of credit risk. Such instruments include cash equivalents, marketable securities, accounts receivable and financial instruments used in hedging activities. We invest our cash in cash deposits, money market funds, commercial paper, certificates of deposit, readily marketable debt securities, or medium-term notes. We place our investments with high-credit quality financial institutions, which limits the credit exposure from any one financial institution or instrument. To date, we have not experienced significant losses on these investments.

We sell a significant portion of our systems to a limited number of customers. System sales to our ten largest customers in 2005, 2004 and 2003 accounted for 71%, 69% and 76% of our total system sales, respectively. Two customers accounted for 18% and 13% of receivables at December 31, 2005. One customer accounted for 11% of our accounts receivable as of December 31, 2004. We expect sales of our products to relatively few customers will continue to account for a high percentage of our total system sales in the foreseeable future. None of our customers have entered into long-term purchase agreements that would require them to purchase our products.

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

Recent Accounting Pronouncements — In March 2004, the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or EITF No. 03-1. EITF No. 03-1 includes guidance for determining and recording impairment for both debt and equity securities. EITF No. 03-1 also requires additional disclosure for investments that are deemed to be temporarily impaired under the standard. In September 2004, the Financial Accounting Standards Board (FASB) Staff issued FASB Staff Position (FSP) EITF 03-1-1, or FSP EITF 03-1-1. Effective upon issuance, FSP EITF 03-1-1 delayed, indefinitely, certain measurement and recognition guidance contained in EITF No. 03-1. In November 2005, the FASB Staff issued FSP FASB Statement 115-1, which amends FASB Statement No. 115 and addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company is required to adopt these standards as of January 1, 2006 and their adoption is not expected to have a significant impact on the Company’s results of operations or financial position

In December 2004, The FASB issued FASB Statement No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4.” The standard clarifies that certain abnormal amounts be expensed as incurred, rather than included as a cost of inventory. FASB No. 151 also requires that the allocation of fixed overhead costs to inventory be based upon a normal production capacity. The Company is required to adopt this standard as of January 1, 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial position.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” or Statement 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or Opinion 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in the unrevised Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of Statement 123(R) until the first fiscal year beginning after June 15, 2005, with early adoption permitted. We will adopt Statement 123(R) on January 1, 2006 under the modified prospective method.

As permitted by the unrevised Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method, under which we generally do not record compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The precise impact of adoption of Statement 123(R) cannot be estimated at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of proforma net income and earnings per share. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years for the benefit of these excess tax deductions was $4.1 million for 2005 and zero in both 2004 and 2003.

In March 2005, the SEC issued SAB No. 107, “Share-Based Payment.” SAB 107 provides guidance related to share-based payment transactions with non-employees, transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), accounting for certain redeemable financial instruments issued under share-based payment arrangements, classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis (MD&A) subsequent to adoption of Statement 123(R). We are currently assessing the impact of this guidance.

Note 3.  Financial Instruments

Marketable securities

The cost and estimated fair value of our marketable securities are as follows (in thousands):

	December 31, 2005
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$5,000	$—	$(20)	$4,980
Municipal securities	344,932	2	(1,924)	343,010
Tax-exempt auction rate notes	252,730	—	—	252,730
Mutual funds	8,065	52	—	8,117

Total	$610,727	$54	$(1,944)	$608,837

	December 31, 2004
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value

U.S. Government agencies	$25,610	$—	$(155)	$25,455
Municipal securities	272,559	324	(617)	272,266
Corporate securities	34,258	—	(125)	34,133
Tax-exempt auction rate notes	145,050	—	—	145,050
Mutual funds	5,155	—	(414)	4,741

Total	$482,632	$324	$(1,311)	$481,645

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2005 and 2004, gross realized gains and losses on marketable securities were not significant. The maturities of our restricted cash and cash equivalents and our marketable securities as of December 31, 2005 are as follows (in thousands):

December 31, 2005	Amount

Due in less than one year	$315,102
Due in 1 to 3 years	139,240
Due in 3 to 5 years	10,940
Due in 5 to 10 years	10,685
Due in greater than 10 years	273,082

Total	$749,049

Securities with contractual maturities of over three years are either auction rate securities or variable rate demand notes. While the contractual maturities are long-term, we believe the securities are highly liquid and that the Company can take advantage of interest rate re-set periods of between one and thirty-five days to liquidate the securities. Management has the ability and intent, if necessary, to liquidate these investments to fund operations within the next twelve months and accordingly has classified all non-restricted investments as marketable securities in current assets in the Consolidated Balance Sheets. The “due in less than one year” category contains $8.1 million in mutual funds that do not have contractual maturities.

The breakdown of the marketable securities with unrealized losses at December 31, 2005 is as follows (in thousands):

	In Loss Position for Less		In Loss Position For
	Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$4,980	$(20)	$—	$—	$4,980	$(20)
Municipal securities	214,105	(1,362)	83,869	(562)	297,974	(1,924)

Total	$219,085	$(1,382)	$83,869	$(562)	$302,954	$(1,944)

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

Fair Value of Other Financial Instruments

The carrying and estimated fair values of our other financial instruments are as follows (in thousands):

	December 31,
	2005		2004
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value

Restricted cash & cash equivalents — non-current	$140,212	$140,212	$176,708	$176,708
Current obligations under lines of credit	$15,744	$15,744	$3,103	$3,103
Long-term debt	$124,858	$124,858	$161,103	$161,103

For certain of our financial instruments, including restricted investments and current obligations under our lines of credit, the carrying amounts approximate fair value due to their short maturities. The investments included

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in non-current restricted investments are all cash and cash equivalents. The estimated fair values of our restricted investments in 2005 and 2004 are based on quoted prices as of December 31, 2005 and December 31, 2004, respectively. Our long-term debt is not publicly traded and is denominated in Euros. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods. The estimated fair value of the long-term debt is based primarily on borrowing rates currently available to the Company for bank loans with similar terms and maturities.

Financial Instruments with Off-Balance Sheet Risk

As part of our asset and liability management, we enter into various types of transactions that involve financial instruments with off-balance sheet risk. We enter into foreign forward exchange contracts in order to manage foreign exchange risk. The notional amounts, carrying amounts and estimated fair values of our foreign currency forward exchange contracts are as follows (in thousands):

	December 31,
	2005			2004
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
	Amount	Amount	Fair Value	Amount	Amount	Fair Value

Sell (buy) foreign currencies	$107,169	$13,042	$13,042	$47,997	$(4,873)	$(4,873)

The fair value of our foreign forward exchange contracts is calculated based on quoted market prices or pricing models using current market rates as of December 31, 2005 and 2004, respectively.

Note 4.	Balance Sheet Details

Inventories

	December 31,
	2005	2004
	(In thousands)

Purchased and spare parts	$152,763	$192,935
Work-in-process	27,110	54,586
Finished goods	13,914	13,525

Total inventories	$193,787	$261,046

Property and equipment, net

	December 31,
	2005	2004
	(In thousands)

Machinery and equipment	$577,157	$561,392
Buildings and land	243,055	246,334
Building improvements	75,681	84,229
Furniture and fixtures	22,634	21,438

	918,527	913,393
Less accumulated depreciation	494,778	436,901

Total property and equipment	$423,749	$476,492

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $76.8 million, $80.2 million and $58.7 million, respectively.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued warranty

Changes in our accrued warranty liability were as follows (in thousands):

	Years Ended
	December 31,
	2005	2004

Balance, beginning of period	$45,526	$28,805
Warranties issued	79,146	77,267
Settlements	(84,632)	(66,698)
Peter Wolters AG balance at acquisition	—	2,367
Voumard Machine Co. SA balance at acquisition	610	—
Changes in liability for pre-existing warranties, including expirations	13,903	3,785

Balance, end of period	$54,553	$45,526

Note 5.	Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted-average number of outstanding shares of common stock excludes shares of restricted stock subject to repurchase.

Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding, including shares of restricted common stock subject to repurchase and, when dilutive, potential shares from stock options to purchase common stock, using the treasury stock method.

Reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except for per share amounts):

	Years Ended December 31,
	2005	2004	2003

Numerator:
Net income (loss)	$110,107	$156,690	$(67,814)
Denominator:
Basic weighted-average shares outstanding	137,447	145,956	150,680
Employee stock options and restricted stock	976	1,981	—

Diluted weighted-average shares outstanding	138,423	147,937	150,680

Basic net income (loss) per share	$0.80	$1.07	$(0.45)
Diluted net income (loss) per share	$0.80	$1.06	$(0.45)

Options to purchase 19.8 million, 15.2 million and 8.8 million shares of common stock at weighted-average prices of $35.00, $38.85 and $43.13 per share were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted net income per common share because the effect would be anti-dilutive.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Goodwill and Other Intangible Assets

Goodwill

Changes in goodwill are as follows (in thousands):

	Years ended
	2005	2004

Balance, beginning of period	$278,972	$173,267
SpeedFam-IPEC adjustment	(11,566)	(11,037)
Peter Wolters AG acquisition	—	104,221
Peter Wolters AG adjustment	1,945	414
Foreign currency translation	(13,767)	12,107

Balance, end of period	$255,584	$278,972

We completed the annual goodwill impairment test in the fourth quarters of 2005 and 2004 in accordance with our policy. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. The results of our impairment tests did not indicate impairment.

During 2005 and 2004, we determined that certain tax accruals recorded during the acquisition of SpeedFam-IPEC in 2002 were no longer required, and we accordingly reversed $11.6 million and $11.0 million against goodwill, respectively. As a result of our acquisition of Peter Wolters AG on June 28, 2004, we recorded goodwill in the amount of $104.2 million, which is subject to foreign currency translation effects. The related foreign currency translation effects for the years ended December 31, 2005 and 2004 was a decrease of $13.8 million and an increase of $12.1 million to goodwill, respectively. Additionally, as a result of the finalization of the purchase price allocation, in 2005 and 2004 we recorded an increase to goodwill, respectively, of $1.9 million related to the valuation of acquired inventory and of $0.4 million related to a property tax accrual associated with the acquisition of Peter Wolters AG.

The goodwill associated with the Peter Wolters acquisition is attributable to the Industrial Applications Group operating segment, as are the translation-related changes to goodwill and the adjustment during 2005 and 2004 of $1.9 million related to inventory and $0.4 million related to a property tax accrual, respectively. All other goodwill, including any adjustments made to goodwill during 2005 and 2004, is attributable to the Semiconductor Group operating segment.

Intangible Assets

Our acquired intangible assets are as follows (in thousands):

		Accumulated
December 31, 2005	Gross	Amortization	Net

Patents	$4,201	$(1,225)	$2,976
Developed technology	28,042	(11,422)	16,620
Trademark	6,065	(903)	5,162
Other intangible assets	161	(99)	62

Total	$38,469	$(13,649)	$24,820

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Accumulated
December 31, 2004	Gross	Amortization	Net

Patents	$4,197	$(525)	$3,672
Developed technology	28,095	(6,928)	21,167
Trademark	6,809	(340)	6,469
Other intangible assets	138	(81)	57

Total	$39,239	$(7,874)	$31,365

The amortization expense for the identifiable intangible assets was approximately $6.0 million, $7.9 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our estimated amortization expense for the identifiable intangible assets for each of the next five fiscal years will be approximately $5.9 million for 2006, $6.0 million for 2007, $5.8 million for 2008, $3.1 million for 2009 and $1.7 million for 2010. As of December 31, 2005, we have no identifiable intangible assets with indefinite lives.

Note 7.	Business Combination

Voumard Machine Co. SA

In November 2005, we acquired 90% of the outstanding stock of Voumard Machine Co. SA, a privately-held manufacturer of high-precision machine manufacturing tools based in Neuchâtel, Switzerland. The acquisition of Voumard further enhances the product offerings in our Industrial Applications Group. We funded the purchase price of the acquisition with existing cash resources. Under the terms of the purchase agreement, we retained approximately $0.6 million. This amount will be released to the former shareholders of Voumard on the first anniversary of the purchase agreement, to the extent we have not made claims against the escrow for pre-acquisition contingencies.

The acquisition of Voumard was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” Tangible and intangible assets and liabilities were recorded at their estimated fair value. We will report changes related to the amounts described below in subsequent filings, as this information becomes available. We do not anticipate recording significant intangible assets as a result of this acquisition.

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands). We do not expect the final purchase price allocation to differ significantly from this preliminary allocation.

Cash consideration	$6,369
Estimated transaction costs	435

Total purchase price	$6,804

Assets acquired	$19,393
Liabilities assumed	(12,589)

Total net assets acquired	$6,804

Peter Wolters AG

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets — As of the closing of our acquisition of Peter Wolters, $18.1 million of the total purchase price was allocated to intangible assets subject to amortization. Included in these intangible assets are developed and core technologies, customer backlog and trademark/trade name rights with weighted average lives of 6.0, 0.5, and 10.0 years, respectively. The weighted average life for all intangibles acquired in the acquisition was 6.6 years.

Goodwill — The potential value of the combined companies’ products and technologies contributed to a purchase price that resulted in goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes and is not subject to amortization, however, it is to be tested for impairment at least annually in accordance with SFAS No. 142. Approximately $104.2 million of the total purchase price was allocated to goodwill upon the closing of our acquisition of Peter Wolters. Subsequent to the acquisition date, we recorded an additional liability related to a property tax accrual of $0.4 million with a corresponding increase to goodwill.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Restructuring and Other Charges

As of December 31, 2005, substantially all actions under our restructuring plans in each of the years 2001 through 2004 have been completed, except for payments of future rent obligations of $27.2 million which are to be paid in cash through 2017. All restructuring and other charges, except for $1.0 million of asset impairment, are related to the semiconductor segment.

The following table summarizes activity related to restructuring charges that we recorded in the three year period ended December 31, 2005 (in thousands):

						Inventory
		Asset		Acquisition		Write-
	Facilities	Impairment	Severance	Expense	Total	Down

Balance at December 31, 2002	$45,568	$—	$251	$1,253	$47,072	$—
Restructuring charges for 2003	4,088	7,943	3,807	—	15,838	43,952
SpeedFam-IPEC acquisition adjustment	11,032	—	—	—	11,032	—
Non-cash adjustment	(347)	(7,943)	—	—	(8,290)	(43,952)
Cash payments	(9,828)	—	(3,466)	(138)	(13,432)	—

Balance at December 31, 2003	50,513	—	592	1,115	52,220	—
Restructuring charges (benefits) for 2004	(923)	1,220	1,187	—	1,484	—
SpeedFam-IPEC acquisition adjustment	—	—	—	(799)	(799)	—
Non-cash adjustment	—	(1,057)	—	—	(1,057)	—
Cash payments	(7,909)	—	(1,619)	(118)	(9,646)	—

Balance at December 31, 2004	41,681	163	160	198	42,202	—
Restructuring charges (benefits) for 2005	(5,835)	14,172	838	—	9,175	5,250
Non-cash adjustment	—	(14,265)	—	—	(14,265)	(5,250)
Cash payments	(8,607)	(70)	(135)	—	(8,812)	—

Balance at December 31, 2005	$27,239	$—	$863	$198	$28,300	$—

In 2005, we incurred a net restructuring charge of $14.4 million to align our manufacturing operations with current business conditions. The restructuring charge is comprised of $5.3 million for the write-down of inventory, $14.2 million for asset write-offs and accelerated depreciation associated with certain leasehold improvements and $0.8 million for severance, partially offset by a $5.8 million reversal of a previously recorded restructuring accrual resulting from a change in estimated sublease income over the remaining lease term. The inventory charge is included in cost of sales and the other charges are included in restructuring and other charges in the consolidated statements of operations. We anticipate the total restructuring charge related to this plan to be approximately $33.6 million.

In 2004, we incurred a net restructuring charge of $1.5 million to align our research and development and manufacturing operations with current business conditions. The restructuring charge is comprised of $1.2 million for asset write-offs, $1.2 million for severance and a reversal of $0.9 million for facilities. These charges are included in restructuring and other charges in the consolidated statements of operations.

In the third quarter of 2003, we announced a restructuring plan to align our cost structure with business conditions at the time. The restructuring plan resulted in a pre-tax charge of $59.8 million in the third quarter, which is comprised of $44.0 million for the write-down of inventory, $7.9 million for asset write-offs (including fixed

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and purchased technology), $4.1 million for vacated facilities, and $3.8 million for severance. The inventory charge is included in cost of sales and the other charges are included in restructuring and other charges in the consolidated statements of operations.

Facilities

During the third and fourth quarter of 2005, we revised our estimate of future facilities-related expenses based primarily on changes in our sublease assumptions and recorded a reduction of $5.8 million in the related accrual.

During the third quarter of 2004, we entered into a sublease agreement for a building in the U.S. that was previously included in our estimate of future costs to be incurred under the 2001 restructuring plan. We revised our estimate of future facilities-related expenses based primarily on this sublease and recorded a reduction of $0.9 million in the related accrual.

The facilities restructuring charge in the third quarter of 2003 related primarily to abandoned corporate facilities from our January 2001 acquisition of GaSonics International Corporation. The charge consisted of $1.1 million of repair and restoration costs and $3.0 million related to the decrease in our estimate of future sublease income. In addition to the restructuring charge, we lowered our estimate of future sublease income on abandoned facilities from the SpeedFam-IPEC acquisition by $11.0 million. The SpeedFam-IPEC facilities adjustment resulted in an increase to goodwill due to a reallocation of our purchase price. For further discussion on the goodwill increase, see Note 6.

Asset Impairment

During the third and fourth quarters of 2005, we abandoned R&D assets in the U.S. and Europe and reassessed the useful lives of leasehold improvements in certain R&D-related facilities. As a result, we recorded charges related to asset impairments and accelerated depreciation of $13.2 million and $1.0 million in the U.S. and Europe, respectively. We do not expect to recover the carrying value of these assets through future cash flows.

In the fourth quarter of 2004, we abandoned R&D assets in the U.S. and recorded a charge of $1.2 million. We do not expect to recover the carrying value of these assets through future cash flows.

In the third quarter of 2003, we abandoned assets and wrote off purchased technology of $7.9 million. Of this amount, $2.4 million related primarily to previous generation lab equipment. These assets were abandoned because we did not expect to recover the carrying value through future cash flows. The balance of $5.5 million relates to technology previously purchased from a third party vendor for use in certain research and development projects. The purchased technology was written off because these research and development projects were cancelled and there was no estimated future economic benefit for the purchased technology.

Severance

In the third and fourth quarter of 2005, we reduced our workforce by approximately 2% in response to market conditions and recorded charges of $0.8 million, primarily for the cost of severance compensation. This workforce reduction affected approximately 60 people primarily within our manufacturing and research and development functions in the U.S. As of December 31, 2005, essentially no payments had been made relating to these charges.

In the fourth quarter of 2004, we reduced our workforce by approximately 3% in response to market conditions and recorded charges of $1.2 million, primarily for the cost of severance compensation. This workforce reduction affected approximately 80 people primarily within our manufacturing and research and development functions in the U.S. Substantially all of the payments relating to these charges had been made as of December 31, 2004.

In the third quarter of 2003, we reduced our workforce by approximately 7% in response to market conditions and recorded charges of $3.8 million, primarily for the cost of severance compensation. This workforce reduction

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affected approximately 200 people across all business functions, operating units and major geographic regions. Substantially all of the severance payments relating to these charges had been made as of December 31, 2003.

Acquisition Costs

In the third quarter of 2004, we determined that a tax accrual recorded in the original purchase price allocation as part of the acquisition of SpeedFam-IPEC in 2002 was no longer required and reversed $0.8 million against goodwill.

Inventory Write-downs

In the third quarter of 2005, our consolidation of operations and streamlining of certain product offerings resulted in a portion of our inventory becoming excess or obsolete and led to a $5.3 million write-down of inventory.

In the third quarter of 2003 a sustained shift in our customers’ order patterns from 200mm to 300mm equipment resulted in reduced demand for our 200mm equipment. Furthermore, the levels of required spares inventory were reduced due to a streamlining of our worldwide spares distribution system. These changes resulted in a portion of our inventory becoming excess or obsolete and led to a $44.0 million write-down of inventory.

Note 9.	Long-term Debt

In June 2004, we borrowed $153.1 million to fund the acquisition of Peter Wolters AG and for general corporate purposes. The credit arrangement allows for periodic borrowings in Euros, with an interest rate equal to the Eurocurrency Rate plus 0.2% (2.63% at December 31, 2005), and requires us to maintain certain financial covenants. We were in compliance with these covenants as of December 31, 2005. An outstanding balance of $123.0 million and $160.2 million was recorded as long-term debt at December 31, 2005 and 2004, respectively. This credit facility is secured by cash or marketable securities on deposit and is due and payable on or before June 28, 2009. Amounts to secure this borrowing are included within restricted cash and cash equivalents in the Consolidated Balance Sheets at December 31, 2005 and 2004.

One of our subsidiaries also maintained borrowings of $0.6 million and $0.9 million at December 31, 2005 and 2004, respectively. This facility is for general corporate purposes and bears interest of 4.82% at December 31, 2005. Amounts under this credit arrangement are due and payable in installments through June 30, 2009.

Another subsidiary maintained a borrowing of $1.2 million at December 31, 2005. This facility is for general corporate purposes and bears interest of 4.0% at December 31, 2005. Amounts under this credit arrangement are due and payable in installments through December 31, 2037.

At December 31, 2005 and 2004, respectively, we had an aggregate of $27.8 million and $10.7 million available for future borrowing under our long-term borrowing arrangements.

The following is a table summarizing our contractual obligations under long-term borrowing arrangements, which excludes amounts recorded on our balance sheet as current liabilities at December 31, 2005.

	Years Ending December 31,
	2006	2007	2008	2009	2010	Thereafter
	(In thousands)

Long-term debt obligations	$38	$38	$38	$123,674	$38	$1,032

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Other, net

The components of other, net within the consolidated statements of operations are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Litigation proceeds	$—	$8,000	$—
Other income	810	2,160	1,168
Other expense	(578)	(761)	(345)
Foreign currency gain (loss), net	5,456	(1,040)	(920)

Total other, net	$5,688	$8,359	$(97)

Note 11.	Commitments and Guarantees

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate during the ordinary course of business. As of December 31, 2005, the maximum potential amount of future payments that we could be required to make under these letters of credit was approximately $3.6 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Guarantee Arrangements

We have guarantee arrangements on behalf of certain of our consolidated subsidiaries. These guarantee arrangements are for line-of-credit borrowings, overdrafts and operating leases. The available short-term credit facilities with various financial institutions total $47.9 million, of which $32.1 million was unutilized as of December 31, 2005. These credit facilities bear interest at various rates, expire on various dates through December 2006 and are used for general corporate purposes. As of December 31, 2005, our subsidiaries had $15.7 million outstanding under the short-term lines of credit at a weighted-average interest rate of less than 1%.

We also have long-term credit facilities with various institutions that total $152.7 million, of which $27.8 million was unutilized as of December 31, 2005. The long-term credit facilities were established to fund the acquisition of Peter Wolters AG and for general corporate purposes. These credit facilities bear interest at a weighted-average rate of 2.65% and expire through December 2037. As of December 31, 2005, we had $124.9 million in long-term debt outstanding.

In the event of default under these facilities by our subsidiaries, we would have a maximum exposure of $138.7 million as of December 31, 2005.

Certain of our subsidiaries have lease arrangements, which we guarantee. These leases will expire between 2006 and 2011. In the event that our subsidiaries do not make the required payments, we could be required to make payment on their behalf. The annual lease obligations under these arrangements are included in our consolidated minimum lease payments table below. As of December 31, 2005, we have not recorded any liability related to guarantees of subsidiary obligations. Based on historical experience and information currently available to us, we do not believe it is probable any amounts will be required to be paid under these guarantee arrangements.

Lease Commitments

We have non-cancelable operating leases for various facilities. Rent expense was approximately $11.8 million, $11.0 million and $13.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, net of

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sublease income of $2.8 million, $3.7 million and $7.9 million, respectively. Certain of the operating leases contain provisions which permit us to renew the leases at the end of their respective lease terms.

The following is a table summarizing future minimum lease payments under all non-cancelable operating leases, with initial or remaining terms in excess of one year (in thousands).

	Years Ending December 31,						Sublease	Net
	2006	2007	2008	2009	2010	Thereafter	Income	Total

Non-cancelable operating leases	$9,080	$8,416	$7,817	$7,790	7,709	$32,242	$(15,130)	$57,924

Purchase Commitments

We have firm purchase commitments with various suppliers to ensure the availability of components. Our minimum obligation at December 31, 2005 under these arrangements was $50.6 million. All amounts under these arrangements are due in 2006. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We have made adequate provision for potential exposure related to inventory on order that may go unused.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Litigation

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted without leave to amend on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order and the appeal is now fully briefed. The Court of Appeal has not yet set a date for oral argument. Although we prevailed on these claims in the Superior Court, it is possible that the Court of Appeal will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. We cannot predict how the Court of Appeal will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any. However, we currently believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Plasma Physics Corporation and Solar Physics Corporation Matter

On June 14, 2002, certain of Novellus’ present and former customers — including Agilent Technologies, Inc., Micron Technology, Inc., Agere Systems, Inc., National Semiconductor Corporation, Koninklijke Philips Electronics N.V., Texas Instruments, Inc., ST Microelectronics, Inc., LSI Logic Corporation, International Business Machines Corporation, Conexant Systems, Inc., Motorola, Inc., Advanced Micro Devices, Inc. and Analog Devices Inc. (Analog Devices) — were sued for patent infringement by Plasma Physics Corporation (Plasma Physics) and Solar Physics Corporation (Solar Physics). Novellus was not sued by Plasma Physics, Solar Physics, or any other party for infringement of any Plasma Physics or Solar Physics patent. Certain defendants in the case, however, allege that Novellus has indemnification obligations and liability relating to these lawsuits. For example, Analog Devices has filed a complaint against Novellus in the United States District Court for the District of Massachusetts regarding these purported indemnity obligations and other duties and obligations allegedly owed by Novellus. This complaint has not yet been served. We believe that these matters will not have a material adverse impact on its business, financial condition, or results of operations. There can be no assurance, however, that we would prevail in any lawsuit filed in connection with the alleged indemnification obligations. If one or more parties were to prevail against us in such a suit and damages were awarded, the adverse impact on our business, financial condition, or results of operations could be material. However, due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Taxes

Significant components of the provision (benefit) for income taxes attributable to income (loss) before income taxes and cumulative effect of a change in accounting principle are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Federal
Current	$6	$13,611	$7,270
Deferred	21,851	29,067	(30,046)

	21,857	42,678	(22,776)
State
Current	442	1,036	405
Deferred	8,737	7,438	(5,230)

	9,179	8,474	(4,825)
Foreign
Current	17,211	15,349	17,315
Deferred	(3,873)	—	—

	13,338	15,349	17,315
Income tax benefits attributable to employee stock plan activity allocated to shareholders’ equity	4,132	—	—

Total provision (benefit) for income taxes	$48,506	$66,501	$(10,286)

Income (loss) before income taxes and cumulative effect of a change in accounting principle consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003

Domestic	$126,099	$188,938	$(66,744)
Foreign	32,514	34,253	51,424

Total	$158,613	$223,191	$(15,320)

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Reserves and accruals	$79,986	$100,459
Capitalized in-process research and development	36,893	40,002
Deferred profit	33,632	33,948
Net operating loss carryforwards	43,923	46,387
Credits	50,662	57,567
Other	14,494	5,951

Total deferred tax assets	259,590	284,314
Valuation allowance	(67,999)	(80,281)

Deferred tax assets, net of valuation allowance	191,591	204,033
Deferred tax liabilities:
Depreciation	(72,031)	(67,168)
Acquisition related items	(8,091)	(10,514)

Total net deferred tax assets	$111,469	$126,351

The net change in the valuation allowance was $(12.3) million, $3.8 million and $19.5 million during the years ended December 31, 2005, 2004 and 2003, respectively. The valuation allowance balance at December 31, 2005 includes $40.9 million related to the acquired deferred tax assets of SpeedFam-IPEC and Angstron, which will be credited to goodwill when realized, and $23.9 million related to stock option benefits that will be credited to equity when realized.

As of December 31, 2005, we had federal and state tax credit carryforwards of approximately $37.9 million and $28.3 million, respectively. The federal tax credit carryforwards expire if not utilized at various dates beginning in 2012. The state tax credit carries forward indefinitely.

As of December 31, 2005, our federal net operating losses for tax return purposes were $119.5 million. A valuation allowance has been provided to the extent that we believe that the losses may not be utilized in future periods due to the limitations of Internal Revenue Code Section 382. If not utilized, these carryforwards will start to expire in 2019.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes differs from the provision calculated by applying the federal statutory tax rate to income (loss) before income taxes and cumulative effect of a change in accounting principle because of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003

Expected provision at 35%	$55,515	$78,117	$(5,362)
State tax, net of federal benefit	5,966	5,508	(3,136)
Tax-exempt interest	(5,885)	(2,459)	(420)
Research and development credits	(1,913)	(1,309)	(2,000)
Export sales incentive	(2,971)	(9,781)	—
Valuation allowance increase (decrease)	—	(8,827)	322
Write-off of acquired IPR&D	—	2,143	—
Other	(2,206)	3,109	310

Total provision (benefit) for income taxes	$48,506	$66,501	$(10,286)

Our federal income tax returns for fiscal years 2002 and 2003 are under examination by the Internal Revenue Service, which has proposed certain adjustments. Our settlement agreement with respect to tax years through 2002 remains pending with the Congressional Joint Committee on Taxation. In addition, certain of our foreign subsidiaries are subject to examination by the foreign taxing authorities. The timing of the settlement of these examinations is uncertain. We believe that adequate accruals have been provided for any potential adjustments that may result from these examinations.

Note 14.	Shareholders’ Equity

Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of related taxes are as follows (in thousands):

	December 31,
	2005	2004

Foreign currency translation adjustments, net of tax of $(2,495) and $4,194, respectively	$(647)	$6,232
Unrealized loss on marketable securities	(1,890)	(987)

Accumulated other comprehensive (loss) income	$(2,537)	$5,245

Common Stock Repurchase Program

On September 19, 2001, our Board of Directors authorized a stock repurchase program of up to $500 million over the next two years. As of September 19, 2003, the end of the repurchase program, 3.2 million shares, or $79.5 million of common stock, had been repurchased.

On February 24, 2004, we announced that our Board of Directors had approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 13, 2007. On September  20, 2004 we announced that our Board of Directors had authorized an additional $1.0 billion for repurchase of our outstanding common stock through September  14, 2009. For the year ended December 31, 2005, 9.9 million shares were repurchased under this plan at a weighted average purchase price of $22.84.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Employee Benefit Plans

Employee Stock Option Plans

We grant options to employees under several stock option plans. Under the 1992 Stock Option Plan, which expired in 2002, options to purchase up to 33,300,000 shares of Novellus’ common stock were made available for grant at not less than fair market value. In May 2001, our shareholders approved the 2001 Stock Incentive Plan, the terms of which reserve 6,360,000 shares of common stock for future issuance. In December 2001, the Board of Directors approved the reservation of 6,000,000 shares of common stock for future issuance under the 2001 Non-Qualified Option Plan. In 2002, an additional 4,500,000 shares of common stock were reserved for future issuance under the 2001 Non-Qualified Option Plan. In 2005, an additional 4,500,000 shares of common stock were reserved for future issuance under the 2001 Non-Qualified Option Plan. Options generally vest ratably over a four-year period on the anniversary of the date of grant or as determined by the Board of Directors, and expire ten years after the date of grant.

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

During 2004, the Company granted options to purchase 250,000 shares of our common stock, and made restricted stock grants of 50,000 shares under a new employee inducement grant. The shares subject to the stock option grant vest over a four-year period. The restricted stock grant vests over a five-year period. New employee inducement grants represent incremental amounts available for grant and are not subject to shareholder approval. These shares have been included in the stock option and restricted stock activity table presented below.

Information with respect to stock option and restricted stock activity is as follows (share data in thousands):

		Options Outstanding		Restricted Stock
	Shares		Weighted-		Weighted-
	Available	Number of	Average	Number of	Average
	for Grant	Shares	Exercise Price	Shares	FMV at Grant

Balances at December 31, 2002	8,854	26,056	$31.16	227	$29.02
Granted	(3,966)	3,841	$38.94	125	$38.65
Exercised	—	(3,015)	$18.70	—	—
Canceled	1,148	(1,584)	$45.82	(4)	$29.24
Vested restricted stock	—	—	—	(99)	$25.56

Balances at December 31, 2003	6,036	25,298	$32.80	249	$35.22
New plan	300	—	—	—	—
Granted	(5,850)	5,339	$29.02	511	$30.69
Exercised	—	(1,292)	$20.13	—	—
Canceled	1,726	(2,640)	$36.06	(62)	$36.39
Vested restricted stock	—	—	—	(10)	$36.50

Balances at December 31, 2004	2,212	26,705	$32.40	688	$31.73
Additional shares authorized	4,500	—	—	—	—
Granted	(3,566)	2,911	$24.99	655	$24.21
Exercised	—	(1,327)	$16.21	—	—
Canceled	2,679	(4,152)	$35.96	(117)	$32.04
Vested restricted stock	—	—	—	(29)	$24.90

Balances at December 31, 2005	5,825	24,137	$31.79	1,197	$27.57

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2005, 2004 and 2003, respectively, options covering approximately 1,590,000 shares, 976,000 shares and 440,000 shares were cancelled due to employee terminations and were not eligible to be returned to the plan for future issuance.

Stock options outstanding as of December 31, 2005 are summarized below (share data in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
	Options	Average		Options
	Outstanding	Remaining	Weighted-	Exercisable	Weighted-
Range of	at December 31,	Contractual Life	Average	at December 31,	Average
Exercise Prices	2005	(Years)	Exercise Price	2005	Exercise Price

$ 5.89 to $ 24.76	3,644,232	7.08	$20.76	1,413,837	$15.17
$25.08 to $ 27.02	2,648,898	4.88	$25.68	2,206,075	$25.64
$27.04 to $ 27.91	2,619,888	8.83	$27.53	698,865	$27.56
$28.00 to $ 29.03	556,971	7.96	$28.59	222,619	$28.24
$29.17 to $ 29.24	2,724,650	6.95	$29.24	2,031,776	$29.24
$29.37 to $ 31.24	3,197,659	6.18	$30.44	3,021,452	$30.48
$31.72 to $ 38.50	1,095,470	6.78	$33.17	1,095,470	$33.17
$38.70 to $ 38.70	3,573,515	5.97	$38.70	3,573,515	$38.70
$38.87 to $ 41.74	2,422,079	7.74	$40.74	2,422,079	$40.74
$41.82 to $200.43	1,653,527	5.11	$51.55	1,653,527	$51.55

$ 5.89 to $200.43	24,136,889	6.67	$31.79	18,339,215	$33.46

In November 2005, we accelerated the vesting on approximately 3.8 million under-water options that were priced at $30.00 or above. Each of the Company’s executive officers at the time the acceleration became effective and whose options were accelerated entered into a Resale Restriction Agreement which imposes restrictions on the sale of any shares received through the exercise of accelerated options until the earlier of (i) the original vesting dates set forth in the option or (ii) the executive officer’s termination of employment. The range of option exercise prices for options outstanding at December 31, 2005 is wide, primarily due to the impact of assumed options of acquired companies that had experienced significant price fluctuations.

Restricted Stock and Deferred Compensation

We award restricted stock to our employees from our 1992 Stock Option Plan and our 2001 Stock Incentive Plan, collectively referred to as the Plans. We awarded a total of approximately 655,000 shares of common stock under the Plans during the year ended December 31, 2005. Our restricted stock normally vests ratably or on a cliff basis over four or five years and is subject to forfeiture if employment terminates prior to vesting. Certain restricted stock grants contain Company-specific revenue performance targets. Approximately 1,197,000 shares of restricted common stock remain subject to vesting requirements as of December 31, 2005. Deferred compensation is recorded based on the market value of the restricted shares at grant and is presented as a reduction of shareholders’ equity in our consolidated balance sheets. Deferred compensation is amortized as compensation expense over the vesting period, using the graded-vesting method. Approximately $5.5 million, $3.9 million, and $1.9 million was recorded as amortization expense related to restricted stock issuances for the years ended December 31, 2005, 2004 and 2003, respectively.

In connection with the acquisition of SpeedFam-IPEC on December 6, 2002, we recorded deferred compensation of $3.1 million for the intrinsic value of unvested stock options we assumed. Approximately 328,000 shares of unvested stock options were assumed at the acquisition date. These stock options had exercise prices ranging from $11.22 to $324.53 per share, a weighted-average exercise price of $42.85, and a weighted-average contractual life of five years. The deferred compensation is presented as a reduction of shareholders’ equity

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in our consolidated balance sheets and is being amortized as compensation expense over the remaining vesting period, using the graded-vesting method. For the years ended December 31, 2005 and 2004, approximately $0.1 million and $0.2 million, respectively, was recorded as amortization expense related to these stock options.

Employee Stock Purchase Plans

In December 1988 and May 1992, we adopted qualified Employee Stock Purchase Plans, referred to herein as the Purchase Plans, under Sections 421 and 423 of the Internal Revenue Code. Under the Purchase Plans, qualified employees are entitled to purchase shares at 85% of the fair market value on specified dates. There were approximately 458,000, 364,000 and 557,000 shares issued under the Purchase Plans in 2005, 2004 and 2003, respectively. As of December 31, 2005, approximately 884,000 shares were reserved for future issuance under the Purchase Plans.

Employee Savings and Retirement Plan

We maintain a 401(k) retirement savings plan for our full-time employees. Participants in the 401(k) plan may contribute up to 100% of their eligible pre-tax compensation, limited by the maximum dollar amount allowed by the Internal Revenue Code. We contribute a percentage of each participating employee’s salary deferral contributions up to a maximum of $4,000, or 6% of an employee’s annual compensation. Our matching contributions are invested in Novellus common stock and become fully vested at the end of the employee’s third year of service. We recorded $3.6 million, $4.0 million and $3.5 million of expense in connection with matching contributions under the 401(k) plan for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred Compensation Plan

Under the Deferred Compensation Plan, certain employees may elect to defer a portion of their earnings. Amounts payable under the Deferred Compensation Plan totaled $7.7 million and $6.0 million at December 31, 2005 and 2004, respectively.

Profit Sharing Plans

Profit sharing is awarded to employees based upon the Company’s performance against certain financial and operating goals. Distributions to employees are made annually based upon a percentage of base salary, provided that a threshold level of financial and performance goals are met. Charges to expense under the profit sharing plans were $18.7 million, $33.5 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Defined Benefit Pension Plan

In connection with our acquisition of Peter Wolters AG, we assumed the obligation of its defined benefit pension plan covering substantially all eligible Peter Wolters employees. Benefits under the plan are based on years of service and compensation levels. The terms of the plan and local statutory requirements do not require the plan to be funded. The accumulated benefit obligation is approximately equal to the projected benefit obligation at December 31, 2005. We maintain a liability for the unfunded obligation under the pension plan. The changes in the obligation consisted of interest cost, service cost, benefit payments and currency translation adjustments, which were not significant. At each year ended December 31, 2005 and 2004, the projected benefit obligation was $7.0 million. Our estimated benefit payments for each of the next ten fiscal years will be approximately $0.5 million per year in 2006 through 2010, and an aggregate of $2.3 million for years 2011 through 2015.

At December 31, 2005, the weighted-average actuarial assumptions used to determine the projected benefit obligation, the accumulated benefit obligation and net period benefit costs, as applicable, are as follows:

Discount rate	4.0%
Salary increase rate	2.0%

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Operating Segments

We operate primarily in one segment, the manufacturing, marketing and servicing of semiconductor equipment for thin film deposition, surface preparation and chemical mechanical planarization. This operating segment is referred to as the Semiconductor Group. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” our chief operating decision-maker is the Chairman and Chief Executive Officer. All semiconductor-related operating units qualify for aggregation under SFAS No. 131, due to their customer base and similarities in economic characteristics, nature of products and services, and process for procurement, manufacturing and distribution processes. In the third quarter of 2004, we acquired Peter Wolters AG. Due to the diversity of Peter Wolters’ existing product lines and customer base from the Semiconductor Group, we have determined that the qualitative thresholds required for aggregation under SFAS No. 131 have not been met. As a result, we included a new segment in our disclosures beginning in the year ended December 31, 2004. This segment is referred to as the Industrial Applications Group. This segment had no reportable activity prior to the acquisition of Peter Wolters. Since we primarily operated in one segment, with one group of similar products and services prior to 2004, all financial segment and product line information required by SFAS No. 131 prior to 2004 can be found in the Consolidated Financial Statements.

Our Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called microchips, or chips. Our Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization.

		Industrial
	Semiconductor	Applications
	Group	Group	Consolidated

2005
Sales to unaffiliated customers	$1,236,515	$103,956	$1,340,471
Total net sales	$1,236,515	$103,956	$1,340,471

Operating income	$122,231	$13,466	$135,697

Long-lived assets	$406,786	$16,963	$423,749
All other identifiable assets	1,689,160	177,340	1,866,500

Total assets	$2,095,946	$194,303	$2,290,249

		Industrial
	Semiconductor	Applications
	Group	Group	Consolidated

2004
Sales to unaffiliated customers	$1,299,918	$57,370	$1,357,288
Total net sales	$1,299,918	$57,370	$1,357,288

Operating income	$204,569	$818	$205,387

Long-lived assets	$456,023	$20,469	$476,492
All other identifiable assets	1,721,646	203,694	1,925,340

Total assets	$2,177,669	$224,163	$2,401,832

For the year ended December 31, 2005, two customers accounted for 20% and 13% of our net system sales, respectively. For the year ended December 31, 2004, three customers each accounted for 12%, 12% and 11% of our net system sales, respectively. For the year ended December 31, 2003, two customers accounted for 27% and 12% of our system sales, respectively. All such customer concentration is contained exclusively within the Semiconductor Group.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For geographical reporting, revenues are attributed to the geographic area in which our subsidiaries are located. Long-lived property, plant and equipment, goodwill and other intangible assets are attributed to the geographic area in which the assets are located.

The following is a summary of operations by geographic area (in thousands):

	North America	Europe	Asia	Elimination	Consolidated

2005
Sales to unaffiliated customers	$986,409	$92,307	$261,755	$—	$1,340,471
Transfers between geographic locations	157,659	27,035	42,814	(227,508)	—

Total net sales	$1,144,068	$119,342	$304,569	$(227,508)	$1,340,471

Operating income	$99,961	$16,148	$19,588	$—	$135,697

Long-lived assets	$406,570	$14,542	$2,637	$—	$423,749
All other identifiable assets	1,481,647	170,640	214,213		1,866,500

Total assets	$1,888,217	$185,182	$216,850	$—	$2,290,249

	North America	Europe	Asia	Elimination	Consolidated

2004
Sales to unaffiliated customers	$1,051,553	$47,661	$258,074	$—	$1,357,288
Transfers between geographic locations	134,013	24,369	36,966	(195,348)	—

Total net sales	$1,185,566	$72,030	$295,040	$(195,348)	$1,357,288

Operating income	$164,106	$4,060	$37,221	$—	$205,387

Long-lived assets	$455,218	$18,794	$2,480	$—	$476,492
All other identifiable assets	1,561,672	195,957	167,711	—	1,925,340

Total assets	$2,016,890	$214,751	$170,191	$—	$2,401,832

	North America	Europe	Asia	Elimination	Consolidated

2003
Sales to unaffiliated customers	$729,998	$24,965	$170,107	$—	$925,070
Transfers between geographic locations	42,217	17,828	39,312	(99,357)	—

Total net sales	$772,215	$42,793	$209,419	$(99,357)	$925,070

Operating income (loss)	$(81,960)	$3,608	$46,766	$—	$(31,586)

Long-lived assets	$503,952	$915	$1,700	$—	$506,567
All other identifiable assets	1,690,927	24,081	117,325	—	1,832,333

Total assets	$2,194,879	$24,996	$119,025	$—	$2,338,900

Revenue for each geographic area is recognized from the locations within a designated geographic region in accordance with SAB 104, which superseded the earlier related guidance in SAB 101. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Related Party Transactions

In March 2002, we began leasing an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expense of $0.6 million, $0.9 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Mr. Hill is a member of the Board of Directors of the University of Illinois Foundation. Novellus regularly provides research funding to certain groups, including the University of Illinois. Novellus provided research grants to the University of Illinois and certain of its professors in the amount of $0.1 million in each of the years ended December 31, 2005, 2004 and 2003. During the years ended December 31, 2005, 2004 and 2003, Mr. Hill was a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $1.4 million for each of the years ended December 31, 2005, 2004 and 2003, respectively.

During each of the years ended December 31, 2005, 2004 and 2003, Novellus employed, in non-executive positions, three immediate family members of our executive officers. The aggregate compensation amounts recognized for these immediate family members during the years ended December 31, 2005, 2004 and 2003 were $0.4 million, $0.5 million and $0.5 million, respectively.

From time to time we have made secured and unsecured relocation loans to our executive officers, vice presidents and other key personnel. As of December 31, 2005, we had no outstanding loans to our “executive officers,” as defined by the Securities and Exchange Commission. However, we have outstanding loans to certain non-executive vice presidents and other key personnel. As of December 31, 2005 and 2004, the total outstanding balance of loans to non-executive vice presidents and other key personnel was approximately $1.5 million and $5.0 million, respectively. Of the amount outstanding at December 31, 2005, $1.4 million was secured by collateral. Excluding relocation loans, all other loans bear interest. We have not realized material bad debts related to the loans to our personnel.

Note 18.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	April 2,	July 2,	October 1,	December 31,
	2005	2005	2005	2005
	(In thousands, except per share data)

Net sales	$339,740	$329,585	$338,878	$332,268
Gross profit	$153,869	$157,562	$147,194	$140,501
Net income	$30,471	$33,231	$23,415	$22,990
Basic and diluted net income per share	$0.22	$0.24	$0.17	$0.17
Shares used in basic per share calculations	139,890	138,068	137,848	133,980
Shares used in diluted per share calculations	141,099	138,944	138,895	134,752

	Quarter Ended
	March 27,	June 26,	September 25,	December 31,
	2004	2004	2004	2004
	(In thousands, except per share data)

Net sales	$262,862	$338,219	$415,935	$340,272
Gross profit	$124,605	$169,680	$201,111	$169,734
Net income	$16,681	$37,811	$64,662	$37,536
Basic and diluted net income per share	$0.11	$0.25	$0.45	$0.27
Shares used in basic per share calculations	152,911	149,112	142,333	139,466
Shares used in diluted per share calculations	156,100	151,386	143,574	140,687

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The second quarter 2005 results include a pre-tax reduction of $6.1 million to allowance for doubtful accounts.

(2)	The third quarter 2005 results include a net $8.6 million pre-tax charge primarily related to the decision to consolidate operations and streamline certain product offerings. Included in this charge is a pre-tax inventory write-down of $5.2 million within cost of goods sold. The other pre-tax costs associated with the restructuring were $6.3 million, which were partially offset by a pre-tax reversal of $3.0 million of a previously recorded restructuring accrual.

(3)	The fourth quarter 2005 results include a net pre-tax restructuring and other charges of $5.9 million. These charges include a pre-tax restructuring of $8.8 million related to the relocation of certain operations activities from Chandler, Arizona to San Jose, California, which was partially offset by a $2.9 million pre-tax reversal of a previously recorded restructuring accrual resulting from a change in estimated sublease income over the remaining lease term.

(4)	The first quarter 2004 results include a charge of $2.5 million related to the settlement of an overtime class action lawsuit by field service engineers and a pre-tax benefit to cost of sales of approximately $0.9 million for the sale of inventory previously reserved.

(5)	The second quarter 2004 results include a charge totaling $6.1 million for acquired in-process research and development in connection with the acquisition of Angstron Systems, Inc. and a pre-tax benefit to cost of sales of approximately $3.6 million for the sale of inventory previously reserved.

(6)	The third quarter 2004 results included a cash receipt of $8.0 million, and the reversal of $8.1 million in previously accrued royalty payments, as a result of the settlement of litigation with Applied Materials, Inc. The third quarter 2004 results also included a pre-tax charge of $2.9 million related to the settlement of litigation with Semitool, Inc., the reversal of a previously recorded restructuring accrual of $0.9 million and a pre-tax benefit to cost of sales of approximately $2.8 million for the sale of inventory previously reserved.

(7)	The fourth quarter results include restructuring and other charges of $2.4 million and the pre-tax benefit to cost of sales of approximately $1.7 million for the sale of inventory previously reserved.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Novellus Systems, Inc.

We have audited the accompanying consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novellus Systems, Inc. at December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, in 2003 Novellus changed its method of accounting for synthetic leases in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Novellus Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
March 13, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, is also included below. This report addresses Ernst & Young LLP’s audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of Ernst & Young LLP for a more complete understanding of the matters presented.

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, or the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

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

Based on the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company was made known to management, including the CEO and the CFO, particularly during the time when our periodic reports were being prepared.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included below.

Report of Independent Registered Public Accounting Firm on Internal Control
over Financial Reporting

The Board of Directors and Shareholders of Novellus Systems, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Novellus Systems, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Novellus Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Novellus Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Novellus Systems, Inc. and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
March 13, 2006

Limitations on Effectiveness of Controls

The company’s management, including the CEO and CFO, do not expect that our disclosure controls or our internal controls for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is included under (i) “Proposal No. 1: Election of Directors” as it relates to members of our Board of Directors and our code of ethics, (ii) “Other Information — Executive Officers” as it relates to our executive officers, and (iii) “Compliance with Section 16(a) of the Exchange Act” as it relates to disclosure pursuant to Item 405 of Regulation S-K, in our Proxy Statement, to be filed in connection with our 2006 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included under “Other Information — Executive Compensation” in our Proxy Statement, to be filed in connection with our 2006 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under (i) “Other Information — Security Ownership of Certain Beneficial Owners and Management” as it relates to security ownership of certain beneficial owners and management, and (ii) “Other Information — Equity Compensation Plan Information” as it relates to our equity compensation plans, in our Proxy Statement, to be filed in connection with our 2006 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is included under “Other Information — Certain Transactions” in our Proxy Statement, to be filed in connection with our 2006 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is included under “Audit and Non-Audit Fees” in our Proxy Statement, to be filed in connection with our 2006 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements and Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — Years Ended December 31, 2005, 2004, and 2003. Consolidated Balance Sheets at December 31, 2005 and 2004. Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004, and 2003. Consolidated Statement of Shareholders’ Equity — Years Ended December 31, 2005, 2004 and 2003. Notes to Consolidated Financial Statements. Reports of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3	.1(1)	Amended and Restated Articles of Incorporation of Novellus.

3	.2(2)	Amended and Restated Bylaws of Novellus.

10	.1(3)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10	.2(4)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

*10	.3(5)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.

*10	.4(6)	Form of Restated Stock Purchase Agreement between Novellus and Jeff Benzing, Wilbert van den Hoek and certain other employees of Novellus dated December 16, 1999.

*10	.5(7)	Novellus’ 1992 Employee Stock Purchase Plan, as amended through April 29, 2005.

*10	.6(8)	Form of Directors and Officers Indemnification Agreement.

*10	.7(9)	GaSonics International Corporation Amended and Restated 1994 Stock Option/Stock Issuance Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10	.8(10)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10	.9(11)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.

10	.10(12)	Form of Light Industrial Lease between Teachers Insurance and Annuity Association of America and GaSonics, Inc. for office space at 2730 Junction Avenue, San Jose, California.

*10	.11(13)	Novellus 2001 Stock Incentive Plan amended and restated March 11, 2005, together with forms of agreement thereunder.

*10	.12(14)	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.

*10	.13(15)	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10	.14(16)	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.

*10	.15(17)	SpeedFam International, Inc. Amended and Restated 1991 Employee Incentive Stock Option Plan, as assumed by Novellus.

*10	.16(18)	SpeedFam-IPEC, Inc. Stand-Alone Stock Option Agreement dated June 14, 2001 between SpeedFam-IPEC, Inc. and Peter Simone, as assumed by Novellus.

10	.17(19)	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.

10	.18(20)	Purchase and Sale Agreement between Glen Una Management Company, Inc. and SpeedFam-IPEC, Inc. dated May 31, 2002.

10	.19(21)	Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated June 21, 2002.

10	.20(22)	First Amendment to Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated January 21, 2003.

10	.21(23)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2002.

*10	.22(24)	Letter Agreement between Novellus and Sasson Somekh dated January 23, 2004.

*10	.23(25)	Letter Agreement between Novellus and Thomas St. Dennis dated June 27, 2003.

*10	.24(26)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 13, 2002.

*10	.25(27)	Stand-Alone Stock Option Agreement between Novellus and Sasson Somekh dated January 23, 2004.

*10	.26(28)	Stand-Alone Restricted Stock Award between Novellus and Sasson Somekh dated January 23, 2004.

10	.27(29)	Credit Agreement between Johanna 34 Vermogensverwaltungs GmbH, Novellus Systems BV, Novellus Systems, Inc. and JPMorgan Chase Bank, as Administrative Agent dated June 25, 2004.

10	.28(30)	Guarantee and Collateral Agreement made by Novellus Systems, Inc. in favor of JPMorgan Chase Bank, as Administrative Agent dated June 25, 2004.

10	.29(31)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*10	.30(32)	Amended and Restated Employment Agreement between Novellus and Richard S. Hill effective as of March 11, 2005.

10	.31 (33)	Form of Non-Employee Director Restricted Stock Bonus Agreement, as amended through April 29, 2005.

10	.31 (34)	Form of Resale Restriction Agreement

21.1		Subsidiaries of Novellus.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (see page 84).

31.1		Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated March 15, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated March 15, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated March 15, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated March 15, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)	Incorporated by reference to Exhibit 3.2 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(3)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(4)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(5)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(6)	Incorporated by reference to Exhibit 10.21 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(7)	Incorporated by reference to Exhibit 10.2 filed with Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(8)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

(9)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(10)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(11)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(12)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(13)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(14)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(15)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(16)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(17)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(18)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(19)	Incorporated by reference to Exhibit 10.35 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(20)	Incorporated by reference to Exhibit 10.36 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(21)	Incorporated by reference to Exhibit 10.37 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(22)	Incorporated by reference to Exhibit 10.38 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(23)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(24)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(25)	Incorporated by reference to Exhibit 10.40 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(26)	Incorporated by reference to Exhibit 10.41 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(27)	Incorporated by reference to Exhibit 10.42 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(28)	Incorporated by reference to Exhibit 10.43 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(29)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(30)	Incorporated by reference to Exhibit 10.2 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(31)	Incorporated by reference to Exhibit 99.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

(32)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.

(33)	Incorporated by reference to Exhibit 10.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(34)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 15th day of March, 2006.

NOVELLUS SYSTEMS, INC.

By:	/s/ Richard S. Hill
Richard S. Hill
Chairman of the Board of Directors and
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard S. Hill and William H. Kurtz, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ William H. Kurtz William H. Kurtz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ Thomas R. Foy Thomas R. Foy	Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2006

/s/ Neil R. Bonke Neil R. Bonke	Director	March 15, 2006

/s/ Youssef A. El-Mansy Youssef A. El-Mansy	Director	March 15, 2006

/s/ J. David Litster J. David Litster	Director	March 15, 2006

/s/ Yoshio Nishi Yoshio Nishi	Director	March 15, 2006

Signature	Title	Date

/s/ Glen G. Possley Glen G. Possley	Director	March 15, 2006

/s/ Ann D. Rhoads Ann D. Rhoads	Director	March 15, 2006

/s/ William R. Spivey William R. Spivey	Director	March 15, 2006

/s/ Delbert A. Whitaker Delbert A. Whitaker	Director	March 15, 2006

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
December 31, 2005, 2004 and 2003

	Balance at
	Beginning of			Balance at
	Year	Additions	Deductions	End of Year
	(In thousands)

Allowance for doubtful accounts(1)
2005	$8,247	$243	$(7,503)	$987
2004	$7,655	$546	$46	$8,247
2003	$7,339	$—	$316	$7,655
Valuation allowance for deferred tax assets(2)
2005	$80,281	$2,267	$(14,549)	$67,999
2004	$76,510	$14,193	$(10,422)	$80,281
2003	$57,028	$35,799	$(16,317)	$76,510

(1)	Deductions represent uncollectible accounts written off, net of recoveries and other adjustments. For 2005, deductions include a decrease in estimated allowance of $6.1 million during the second quarter.

(2)	Additions include $0.5 million, $14.2 million and $32.4 million of adjustments to goodwill, equity or other balance sheet accounts in the years ended December 31, 2005, 2004 and 2003, respectively.

EXHIBIT INDEX

3	.1(1)	Amended and Restated Articles of Incorporation of Novellus.

3	.2(2)	Amended and Restated Bylaws of Novellus.

10	.1(3)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10	.2(4)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

*10	.3(5)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.

*10	.4(6)	Form of Restated Stock Purchase Agreement between Novellus and Jeff Benzing, Wilbert van den Hoek and certain other employees of Novellus dated December 16, 1999.

*10	.5(7)	Novellus’ 1992 Employee Stock Purchase Plan, as amended through April 29, 2005.

*10	.6(8)	Form of Directors and Officers Indemnification Agreement.

*10	.7(9)	GaSonics International Corporation Amended and Restated 1994 Stock Option/Stock Issuance Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10	.8(10)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10	.9(11)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.

10	.10(12)	Form of Light Industrial Lease between Teachers Insurance and Annuity Association of America and GaSonics, Inc. for office space at 2730 Junction Avenue, San Jose, California.

*10	.11(13)	Novellus 2001 Stock Incentive Plan amended and restated March 11, 2005, together with forms of agreement thereunder.

*10	.12(14)	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.

*10	.13(15)	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10	.14(16)	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.

*10	.15(17)	SpeedFam International, Inc. Amended and Restated 1991 Employee Incentive Stock Option Plan, as assumed by Novellus.

*10	.16(18)	SpeedFam-IPEC, Inc. Stand-Alone Stock Option Agreement dated June 14, 2001 between SpeedFam-IPEC, Inc. and Peter Simone, as assumed by Novellus.

10	.17(19)	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.

10	.18(20)	Purchase and Sale Agreement between Glen Una Management Company, Inc. and SpeedFam-IPEC, Inc. dated May 31, 2002.

10	.19(21)	Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated June 21, 2002.

10	.20(22)	First Amendment to Lease Agreement between Phoenix Industrial Investment Partners, L.P. and SpeedFam-IPEC, Inc. dated January 21, 2003.

10	.21(23)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2002.

*10	.22(24)	Letter Agreement between Novellus and Sasson Somekh dated January 23, 2004.

*10	.23(25)	Letter Agreement between Novellus and Thomas St. Dennis dated June 27, 2003.

*10	.24(26)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 13, 2002.

*10	.25(27)	Stand-Alone Stock Option Agreement between Novellus and Sasson Somekh dated January 23, 2004.

*10	.26(28)	Stand-Alone Restricted Stock Award between Novellus and Sasson Somekh dated January 23, 2004.

10	.27(29)	Credit Agreement between Johanna 34 Vermogensverwaltungs GmbH, Novellus Systems BV, Novellus Systems, Inc. and JPMorgan Chase Bank, as Administrative Agent dated June 25, 2004.

10	.28(30)	Guarantee and Collateral Agreement made by Novellus Systems, Inc. in favor of JPMorgan Chase Bank, as Administrative Agent dated June 25, 2004.

10	.29(31)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*10	.30(32)	Amended and Restated Employment Agreement between Novellus and Richard S. Hill effective as of March 11, 2005.

10	.31(33)	Form of Non-Employee Director Restricted Stock Bonus Agreement, as amended through April 29, 2005.

10	.31(34)	Form of Resale Restriction Agreement

21.1		Subsidiaries of Novellus.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (see page 84).

31.1		Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated March 15, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated March 15, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated March 15, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated March 15, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)	Incorporated by reference to Exhibit 3.2 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(3)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(4)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(5)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(6)	Incorporated by reference to Exhibit 10.21 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(7)	Incorporated by reference to Exhibit 10.2 filed with Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(8)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

(9)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(10)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(11)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(12)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(13)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(14)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(15)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(16)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(17)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(18)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(19)	Incorporated by reference to Exhibit 10.35 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(20)	Incorporated by reference to Exhibit 10.36 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(21)	Incorporated by reference to Exhibit 10.37 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(22)	Incorporated by reference to Exhibit 10.38 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(23)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(24)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(25)	Incorporated by reference to Exhibit 10.40 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(26)	Incorporated by reference to Exhibit 10.41 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(27)	Incorporated by reference to Exhibit 10.42 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(28)	Incorporated by reference to Exhibit 10.43 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(29)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(30)	Incorporated by reference to Exhibit 10.2 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(31)	Incorporated by reference to Exhibit 99.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

(32)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.

(33)	Incorporated by reference to Exhibit 10.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(34)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.

*	Management contracts or compensatory plans or arrangements.