Form 10-Q
period 2006-04-01
NOVELLUS SYSTEMS INC
filed 2006-05-11
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 000-17157
NOVELLUS SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

California	77-0024666
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)
4000 North First Street, San Jose, California 95134
(Address of principal executive offices including zip code)
(408) 943-9700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of May 6, 2006, 127,243,872 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED APRIL 1, 2006

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Quarters Ended
	April 1, 2006	April 2, 2005
Net sales	$365,906	$339,740
Cost of sales	198,366	185,871

Gross profit	167,540	153,869
Operating expenses:
Selling, general and administrative	58,482	51,760
Research and development	63,783	62,048
Restructuring and other charges	12,629	—
Legal settlement	3,250	—

Total operating expenses	138,144	113,808

Operating income	29,396	40,061
Interest income, net	5,032	3,060
Other income, net	1,047	409

Interest and other income, net	6,079	3,469

Income before provision for income taxes and cumulative effect of a change in accounting principle	35,475	43,530
Provision for income taxes	11,706	13,059

Income before cumulative effect of a change in accounting principle	23,769	30,471
Cumulative effect of a change in accounting principle, net of tax of $594 for the quarter ended April 1, 2006	948	—

Net income	$24,717	$30,471

Net income per share:
Basic:
Income before cumulative effect of a change in accounting principle	$0.18	$0.22
Cumulative effect of a change in accounting principle	0.01	—

Basic net income per share	$0.19	$0.22

Diluted:
Income before cumulative effect of a change in accounting principle	$0.18	$0.22
Cumulative effect of a change in accounting principle	0.01	—

Diluted net income per share	$0.19	$0.22

Shares used in basic per share calculations	131,102	139,890

Shares used in diluted per share calculations	132,264	141,099

See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 1,	December 31,
	2006	2005 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,249	$40,403
Short-term investments	566,722	608,837
Accounts receivable, net	415,629	397,534
Inventories	223,559	193,787
Deferred tax assets, net	89,678	88,563
Prepaid and other current assets	29,054	34,388

Total current assets	1,369,891	1,363,512
Property and equipment, net	403,638	423,749
Restricted cash and cash equivalents	141,902	140,212
Goodwill	256,198	255,584
Intangibles and other assets	105,324	107,192

Total assets	$2,276,953	$2,290,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,852	$83,710
Accrued payroll and related expenses	50,386	57,450
Accrued warranty	55,822	54,553
Other accrued liabilities	58,050	58,271
Income taxes payable	11,247	5,898
Deferred profit	62,231	68,718
Current obligations under lines of credit	11,210	15,744

Total current liabilities	344,798	344,344
Long term debt	126,963	124,858
Other non-current liabilities	43,833	41,764

Total liabilities	515,594	510,966

Shareholders’ equity:
Common stock	1,387,193	1,393,805
Retained earnings	373,771	388,015
Accumulated other comprehensive income (loss)	395	(2,537)

Total shareholders’ equity	1,761,359	1,779,283

Total liabilities and shareholders’ equity	$2,276,953	$2,290,249

* Amounts as of December 31, 2005 are derived from the December 31, 2005 audited financial statements
See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarters Ended
	April 1,	April 2,
	2006	2005
Cash flows from operating activities:
Net income	$24,717	$30,471
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	1,449	287
Non-cash portion of restructuring and other charges	10,199	—
Depreciation and amortization	19,298	21,275
Deferred income taxes	(714)	(1,158)
Stock-based compensation	9,108	1,213
Tax benefit from equity awards	6,328	—
Excess tax benefit from stock-based compensation	(3,820)	—
Cumulative effect of a change in accounting principle	(1,542)	—
Changes in operating assets and liabilities:
Accounts receivable	(17,584)	43,526
Inventories	(34,105)	9,300
Prepaid and other current assets	5,442	(5,618)
Accounts payable	12,076	(3,193)
Accrued payroll and related expenses	(3,346)	(21,889)
Accrued warranty	1,229	2,554
Other accrued liabilities	2,107	(825)
Income taxes payable	6,342	12,412
Deferred profit	(6,540)	1,095

Net cash provided by operating activities	30,644	89,450

Cash flows from investing activities:
Proceeds from sales of short-term investments	139,813	43,750
Proceeds from maturities of short-term investments	48,103	49,813
Purchases of short-term investments	(141,410)	(161,356)
Capital expenditures	(9,104)	(15,396)
Proceeds from sale of property and equipment	—	2,591
Decrease in other assets	924	1,600
Decrease (increase) in restricted cash and cash equivalents	(1,790)	5,302

Net cash provided by (used in) investing activities	36,536	(73,696)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	4,562	8,310
Payments on lines of credit, net	(4,534)	(1,494)
Payments on long-term debt	—	(5,288)
Repurchases of common stock	(68,082)	—
Excess tax benefit from stock-based compensation	3,820	—

Net cash provided by (used in) financing activities	(64,234)	1,528

Effects of exchange rate changes on cash and cash equivalents	1,900	964
Net change in cash and cash equivalents	4,846	18,246

Cash and cash equivalents at beginning of period	40,403	106,117

Cash and cash equivalents at end of period	$45,249	$124,363

See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, goodwill and other intangible assets, warranty obligations, restructuring and impairment charges, contingencies and litigation, and stock-based compensation. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state our assets given facts known at the time of valuation. Our assumptions may prove incorrect as facts change in the future. Actual results may differ from these estimates under different assumptions or conditions.
The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries after the elimination of all significant intercompany account balances and transactions.
Allowance for Doubtful Accounts
We evaluate our allowance for doubtful accounts based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we provide a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We charge accounts receivable balances against our allowance for doubtful accounts once we have concluded our collection efforts. We maintained an allowance for doubtful accounts of $1.2 million and $1.0 million at April 1, 2006 and December 31, 2005, respectively.
Forward Foreign Exchange Contracts
We enter into forward foreign exchange contracts to buy and sell foreign currencies to hedge the parent’s intercompany balances denominated in a currency other than the U.S. dollar. The maturities of these instruments are generally less than 12 months. In 2006 and 2005, these hedging contracts were denominated primarily in the Taiwanese Dollar, Singapore Dollar, the Euro and the Japanese Yen. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. The gain (loss) recognized in other income, net related to these transactions was $0.9 million and ($1.2) million during the quarters ended April 1, 2006 and April 2, 2005, respectively. The unrealized gain or loss on these contracts is recorded on the balance sheet at the end of each reporting period as derivative assets or liabilities and the change in value during the period is recorded in other income, net on our condensed consolidated statements of operations.
We also enter into forward exchange contracts to buy and sell foreign currencies to hedge certain forecasted intercompany transactions, which represent foreign currency risk. These intercompany transactions consist of forecasted charges to our international subsidiaries for the purchase of inventories, which are subsequently resold to third party customers. The intercompany charges are denominated in U.S. dollars, while the third party sales are denominated primarily in Japanese Yen. We expect the hedge of these forecasted transactions to be highly effective in offsetting potential changes to cash flows attributed to fluctuating exchange rates. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the period in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. Any gain or loss from the ineffective portion of the hedge in excess of the cumulative change in the present value of future cash flows of the hedged item and any amounts excluded from the assessment of hedge effectiveness are recognized as a component of cost of sales during the period of change. As of April 1, 2006, the gains, net of losses, recorded to accumulated other comprehensive income (loss) were less than $0.1 million. For the quarter ended April 1, 2006 we recorded gains, net of losses, of $0.6 million for the ineffective portion of these hedges within cost of sales.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” or SFAS 123(R). SFAS 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin 107, which provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS 123(R) in the quarter ended April 1, 2006, had a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows. For more information on stock-based compensation costs during the quarter ended April 1, 2006, refer to Note 3, “Stock-Based Compensation.”
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” or SFAS 151. The standard clarifies that certain abnormal amounts be expensed as incurred, rather than included as a cost of inventory. SFAS 151 also requires that the allocation of fixed overhead costs to inventory be based upon a normal production capacity. The Company adopted the standard effective January 1, 2006, which resulted in an increased carrying value of inventory and decreased cost of sales of approximately $1.6 million, net of tax, or $0.01 per diluted share for the quarter ended April 1, 2006.
2. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards.
Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of unvested restricted stock awards, outstanding options and shares issuable under our employee stock purchase plans using the treasury stock method.
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

	Quarters Ended
	April 1,	April 2,
	2006	2005
Numerator:
Net income	$24,717	$30,471

Denominator:
Basic weighted-average shares outstanding	131,102	139,890
Employee stock options and other	1,162	1,209

Diluted weighted-average shares outstanding	132,264	141,099

Basic net income per share	$0.19	$0.22
Diluted net income per share	$0.19	$0.22

Weighted-average options to purchase approximately 20.2 million and 21.0 million shares of common stock at a weighted-average exercise price of $33.67 and $35.31 per share were outstanding for the quarters ended April 1, 2006 and April 2, 2005, respectively. These options were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive. Restricted stock awards representing 0.2 million weighted-average shares were excluded from the computation of diluted shares outstanding as the shares were subject to performance conditions that had not been met as of April 1, 2006.
3. STOCK-BASED COMPENSATION
Adoption of SFAS 123(R)
The Company has adopted several stock plans that provide equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards. Stock options generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date. Restricted stock awards generally vest over a five-year period, excluding certain awards that vest upon the achievement of specific revenue performance targets. The Company also has employee stock purchase plans that allow qualified employees to purchase Company shares at 85% of the fair market value on specified dates.
Prior to January 1, 2006, we accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. With the exception of certain options assumed in acquisitions and grants of restricted stock awards, we generally recorded no stock-based compensation expense during periods prior to January 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” later in this Note 3 we disclose our net income and net income per share for the quarter ended April 2, 2005 as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the quarter ended April 1, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123(R), we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after January 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123(R), we use an accelerated expense attribution method. Results in prior periods have not been restated.
The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and our employee stock purchase plans included in our results from continuing operations (in thousands):

Quarter Ended
April 1, 2006
Cost of sales	$308
Selling, general and administrative	5,439
Research and development	3,061

Stock-based compensation expense before income taxes(1)	8,808
Income tax benefit	(3,391)

Total stock-based compensation expense after income taxes	$5,417

(1) Amount includes $1.7 million of stock-based compensation expense related to restricted stock awards.
During the quarter ended April 1, 2006, we capitalized stock-based compensation costs of $0.3 million, which were included as components of property and equipment, inventories and deferred profit.
The following table presents the impact of our adoption of SFAS 123(R) on the selected condensed consolidated statement of operations line items for the quarter ended April 1, 2006 (in thousands, except per share data):

	Quarter Ended
	April 1, 2006
	Using
	Previous	SFAS 123(R)	As
	Accounting	Adjustments	Reported
Income from operations	$36,473	$(7,077)	$29,396
Income before income taxes	42,552	(7,077)	35,475
Income before cumulative effect of a change in accounting principle, net of tax	28,121	(4,352)	23,769
Net income	28,121	(3,404)	24,717

Basic earnings per share
Prior to cumulative effect of a change in accounting principle	$0.21	$(0.03)	$0.18
Cumulative effect of a change in accounting principle	—	0.01	0.01

	$0.21	$(0.02)	$0.19

Diluted earnings per share
Prior to cumulative effect of a change in accounting principle	$0.21	$(0.03)	$0.18
Cumulative effect of a change in accounting principle	—	0.01	0.01

	$0.21	$(0.02)	$0.19

Cash flows from operating activities	34,464	(3,820)	30,644
Cash flows from financing activities	(68,054)	3,820	(64,234)
Prior to the adoption of SFAS 123(R), we presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, we reclassified the balance in deferred compensation to common stock on the balance sheet.
The adoption of SFAS 123(R) resulted in a benefit from a cumulative effect of a change in accounting principle of $0.9 million, net of tax. The benefit consists of a reduction of the cumulative expense recorded for restricted stock awards through December 31, 2005 in order to reflect estimated future forfeitures. Prior to the adoption of SFAS 123(R), we recorded forfeitures as they occurred as previously permitted under SFAS 123 and APB 25.
The following table illustrates the effect on our net income and net income per share for the quarter ended April 2, 2005 if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model (in thousands, except per share data):

Quarter Ended
April 2, 2005
Net income as reported	$30,471
Add:
Intrinsic value method expense included in reported net income, net of related tax effects	849
Less:
Fair value method expense, net of related tax effects	(10,573)

Pro-forma net income	$20,747

Pro-forma basic and diluted net income per share	$0.15

Basic and diluted net income per share as reported	$0.22

Valuation Assumptions For Stock Options
Valuation and Amortization Method. We estimate the fair value of stock options granted before and after the adoption of SFAS 123(R) using the Black-Scholes option valuation model. For options granted before January 1, 2006, we estimated the fair value using the multiple option approach and we are amortizing the fair value of options expected to vest on a graded vesting basis. For options granted on or after January 1, 2006, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant.
Expected Volatility. We estimate the volatility of our stock options at the date of grant using a combination of historical and implied volatilities, consistent with SFAS 123(R) and SEC Staff Accounting Bulletin No. 107. Historical volatilities are calculated based on the historical prices of our common stock over a period at least equal to the expected term of our option grants, while implied volatilities are derived from publicly traded options of our common stock. Prior to the adoption of SFAS 123(R), we relied exclusively on the historical prices of our common stock in the calculation of expected volatility.
Risk-Free Interest Rate. The risk-free interest rate that we use in the Black-Scholes option valuation model is the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants.
Dividends. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.
Forfeitures. We use historical data to estimate pre-vesting option forfeitures. As required by SFAS 123(R), we record stock-based compensation expense only for those awards that are expected to vest. For the quarter ended April 1, 2006, our estimated annual forfeiture rate was 8.9%.
We used the following weighted-average valuation assumptions to estimate the fair value of options granted for the quarters ended April 1, 2006 and April 2, 2005:

	Quarters Ended
	April 1,	April 2,
	2006	2005
Risk-free interest rate	4.5%	3.3%
Expected volatility	48.6%	70.0%
Expected term	4.3 years	3.7 years
Expected dividends	None	None

The weighted-average fair value of options granted during the quarters ended April 1, 2006 and April 2, 2005 was $11.77 and $14.46, respectively.
Stock Options
A summary of stock option activity during the quarter ended April 1, 2006 is as follows (in thousands, except years and per-share amounts):

			Weighted-Average
	Number		Remaining
	of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in Years)	Intrinsic Value
Outstanding at January 1, 2006	24,137	$31.79
Grants	79	26.65
Exercises	(260)	19.07
Forfeitures or expirations	(525)	32.44

Outstanding at April 1, 2006	23,431	$31.90	6.4	$11,655

Vested and expected to vest at April 1, 2006	22,617	$31.01	6.3	$11,553

Exercisable at April 1, 2006	17,942	$33.56	5.7	$10,995

The aggregate intrinsic value of options outstanding at April 1, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1.6 million shares that had exercise prices that were lower than the market price of our common stock as of April 1, 2006. The total intrinsic value of options exercised during the quarter ended April 1, 2006 was $2.5 million, determined as of the date of exercise. The total cash received from employees as a result of stock option exercises during the quarter ended April 1, 2006 was $5.0 million. In connection with these exercises, the tax benefits realized by the Company for the quarter ended April 1, 2006 was $0.6 million. The Company settles employee stock option exercises with newly issued common shares.
As of April 1, 2006, there was $36.7 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.1 years.
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
Restricted Stock Awards
The following table summarizes our restricted stock award activity for the quarter ended April 1, 2006 (in thousands, except per share amounts):

	Number	Weighted-Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at January 1, 2006	1,197	$27.57
Granted	5	27.67
Vested	(46)	33.81
Forfeited	(24)	29.34

Unvested restricted stock at April 1, 2006	1,132	$27.30

As of April 1, 2006, there was $16.7 million of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of restricted stock awards vested during the quarter ended April 1, 2006 was $1.2 million. As of April 1, 2006, there were a total of 0.2 million restricted shares subject to performance conditions that will result in forfeiture if the conditions are not realized.
ESPP
Under our employee stock purchase plans (ESPP), qualified employees are entitled to purchase shares at 85% of the fair market value on specified dates. ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility. During the quarters ended April 1, 2006 and April 2, 2005, ESPP awards were valued using the following weighted-average assumptions:

	Quarters Ended
	April 1,	April 2,
	2006	2005
Risk-free interest rate	4.3%	2.1%
Expected volatility	31.5%	40.0%
Expected term	6 months	6 months
Expected dividends	None	None
The weighted-average fair value of ESPP shares during the quarters ended April 1, 2006 and April 2, 2005 was $5.30 and $6.96, respectively.
As of April 1, 2006, there was $0.2 million of total unrecognized compensation costs related to the ESPP that is expected to be fully recognized during the next fiscal quarter.
4. OTHER INCOME, NET
The components of other income, net within the condensed consolidated statements of operations are as follows (in thousands):

	Quarters Ended
	April 1,	April 2,
	2006	2005
Other income	$517	$118
Other expense	(259)	(125)
Foreign currency gain, net	789	416

Total other income, net	$1,047	$409

5. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance sheet date, inventories consisted of the following (in thousands):

	April 1,	December 31,
	2006	2005
Purchased and spare parts	$164,705	$152,763
Work-in-process	40,085	27,110
Finished goods	18,769	13,914

Total inventories	$223,559	$193,787

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
A summary of changes in goodwill during the periods ended April 1, 2006 and April 2, 2005 is as follows (in thousands):

	Quarters Ended
	April 1, 2006			April 2, 2005
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Total	Group	Group	Total
Balance, beginning of period	$150,664	$104,920	$255,584	$162,230	$116,742	$278,972
SpeedFam-IPEC adjustment	(1,169)	—	(1,169)	(1,170)	—	(1,170)
Foreign currency translation	—	1,783	1,783	—	(4,093)	(4,093)

Balance, end of period	$149,495	$106,703	$256,198	$161,060	$112,649	$273,709

During each of the quarters ended April 1, 2006 and April 2, 2005, we reduced valuation allowances by approximately $1.2 million against certain net operating loss carryforwards recorded during the acquisition of SpeedFam-IPEC in 2002.
We completed the annual goodwill impairment test in the fourth quarter of 2005 in accordance with our policy. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. The results of our impairment tests did not indicate impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to our impairment test performed in the fourth quarter of 2005.
Intangible Assets
The following tables provide details of our acquired intangible assets (in thousands):

		Accumulated
April 1, 2006	Gross	Amortization	Net
Patents	$4,202	$(1,402)	$2,800
Developed technology	28,203	(12,644)	15,559
Trademark	6,167	(1,070)	5,097
Other intangible assets	161	(100)	61

Total	$38,733	$(15,216)	$23,517

		Accumulated
December 31, 2005	Gross	Amortization	Net
Patents	$4,201	$(1,225)	$2,976
Developed technology	28,042	(11,422)	16,620
Trademark	6,065	(903)	5,162
Other intangible assets	161	(99)	62

Total	$38,469	$(13,649)	$24,820

Our estimated amortization expense for the identifiable intangible assets for each of the next five fiscal years will be approximately $6.1 million for 2007, $5.8 million for 2008, $3.2 million for 2009, $1.7 million for 2010 and $0.6 million for 2011. As of April 1, 2006, we have no identifiable intangible assets with indefinite lives.
7. ACQUISITION
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
The acquisition of Voumard was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” Tangible and intangible assets and liabilities were recorded at their estimated fair value. We will report changes related to the amounts described below in subsequent filings, as this information becomes available. We do not anticipate recording significant intangible assets as a result of this acquisition nor do we expect that the final purchase price allocation will differ significantly from this preliminary allocation.
The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Cash consideration	$6,369
Estimated transaction costs	435

Total purchase price	$6,804

Assets acquired	$19,393
Liabilities assumed	(12,589)

Total net assets acquired	$6,804

8. PRODUCT WARRANTY
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

	Quarters Ended
	April 1,	April 2,
	2006	2005
Balance, beginning of period	$54,553	$45,526
Warranties issued	20,400	21,630
Settlements	(21,113)	(20,304)
Changes in liability for pre-existing warranties, including expirations	1,982	1,127

Balance, end of period	$55,822	$47,979

9. RESTRUCTURING AND OTHER CHARGES
In an effort to consolidate operations, streamline our product offerings and align our manufacturing operations with current business conditions we have implemented several restructuring plans starting in 2001.
During the third quarter of 2005, we implemented a restructuring plan to relocate operations from Chandler, Arizona to San Jose, California and Tualatin, Oregon. In connection with this plan, we recorded restructuring charges of $6.0 million related to future lease payments, $1.3 million related to accelerated depreciation of leasehold improvements and $0.2 million related to other charges during the quarter ended April 1, 2006. The charges were partially offset by a $3.9 million benefit due to a change in estimate of sublease income related to facilities previously included in our restructuring accrual.
During the first quarter of 2006, we implemented a restructuring plan to dispose of certain owned facilities located in San Jose, California. As the anticipated period to close the sale of these assets is in excess of one year, the facilities did not qualify as held for sale at the end of the quarter. However, we did consider the change in planned use of the facilities as an indicator of impairment and determined that two of the properties were impaired. As a result, we recorded restructuring charges of $8.9 million to write these two facilities down to their estimated fair value during the quarter ended April 1, 2006. The other properties were not impacted as our analysis did not indicate an impairment.
All amounts are included in restructuring and other charges on our condensed consolidated statements of operations and are related to the Semiconductor Group.
The following table summarizes restructuring activity for the quarter ended April 1, 2006 (in thousands):

	Facility	Asset		Acquisition
	Exit Costs	Impairment	Severance	Expense	Total
Balance at December 31, 2005	$27,239	$—	$863	$198	$28,300
Restructuring charges	6,235	10,199	51	—	16,485
Cash payments	(2,408)	—	(484)	(26)	(2,918)
Non-cash adjustment	1,161	(10,199)	—	—	(9,038)
Adjustment of prior restructuring costs	(3,856)	—	—	—	(3,856)

Balance at April 1, 2006	$28,371	$—	$430	$172	$28,973

As of April 1, 2006, substantially all actions under our 2001 through 2005 restructuring plans had been completed, except for payments of future rent obligations. The remaining excess facility costs are stated at estimated fair value, net of estimated sublease income. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2017.
10. LONG-TERM OBLIGATIONS
At April 1, 2006, we had borrowings of $127.0 million, denominated in Euros and Swiss Francs. These borrowings consisted of approximately $125.1 million, $0.7 million and $1.2 million with interest rates of 2.85%, 4.82% and 4.00%, respectively.

Substantially all of our borrowings are required to be secured by cash or marketable securities on deposit and are due and payable on or before June 30, 2009. Amounts to secure these borrowings are included within restricted cash on the condensed consolidated balance sheets.
11. COMPREHENSIVE INCOME
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income and its components in shareholders’ equity. Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from, net of tax foreign currency translation adjustments, unrealized gains and losses on investments, and unrealized changes in derivative instruments.
The following are the components of comprehensive income (in thousands):

	Quarters Ended
	April 1,	April 2,
	2006	2005
Net income	$24,717	$30,471
Other comprehensive income:
Foreign currency translation adjustments, net of tax	1,728	(2,744)
Unrealized gain (loss) on available-for-sale securities, net of tax	1,163	(1,288)
Unrealized change in derivative instruments, net of tax	41	—

Comprehensive income	$27,649	$26,439

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	April 1,	December 31,
	2006	2005
Foreign currency translation adjustments, net of tax	$1,081	$(647)
Unrealized loss on marketable securities, net of tax	(727)	(1,890)
Unrealized change in derivative instruments, net of tax	41	—

Accumulated other comprehensive income (loss)	$395	$(2,537)

12. PENSION PLAN
On June 28, 2004, we acquired Peter Wolters AG, including its existing pension plan. The pension balances at April 1, 2006 and December 31, 2005 were $7.0 million. The changes in the obligation during the quarter ended April 1, 2006 consisted of interest cost, service cost, benefit payments and currency translation adjustments, which were not significant.
13. RELATED PARTY TRANSACTIONS
We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $0.2 million and $0.1 million for the quarters ended April 1, 2006 and April 2, 2005, respectively.
Mr. Hill is a member of the Board of Directors of the University of Illinois Foundation. Novellus regularly provides research funding to certain groups, including the University of Illinois. Novellus provided research grants to the University of Illinois and certain of its professors in the amount of approximately $0.1 million for the quarter ended April 2, 2005. No grants were provided during the quarter ended April 1, 2006.

During the quarter ended April 2, 2005, Mr. Hill also served as a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $0.4 million for the quarter ended April 2, 2005. In November 2005, Mr. Hill did not stand for reelection as a member of the Board of Directors of LTX Corporation.
During the quarters ended April 1, 2006 and April 2, 2005, Novellus employed, in non-executive positions, three immediate family members of our executive officers. The aggregate compensation amounts recognized for these immediate family members for each of the quarters ended April 1, 2006 and April 2, 2005 was approximately $0.1 million.
Historically, we have made secured and unsecured loans to our executive officers, vice presidents and other key personnel. Current regulations prohibit Company loans to “executive officers,” as defined by the Securities and Exchange Commission. We have no loans to our executive officers. However, we do have outstanding loans to non-executive vice presidents and other key personnel. As of April 1, 2006 and December 31, 2005, the total outstanding balance of loans to non-executive vice presidents and other key personnel was approximately $1.5 million. Of the total amount outstanding at April 1, 2006, $1.4 million was secured by collateral. Loans typically bear interest, except for those used for employee relocation purposes. We have not realized material bad debts related to the loans to our personnel.
14. LITIGATION
     Linear Technology Corporation
In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted without leave to amend on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order granting judgment in favor of Novellus. On June 15, 2005, Linear filed its opening appellate brief. Novellus filed a responsive brief on September 28, 2005. Linear filed its reply on November 18, 2005. The Court of Appeal has not yet set a date for oral argument. Although we prevailed on these claims in the Superior Court, it is possible that the Court of Appeal will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. We cannot predict how the Court of Appeal will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any, due to the uncertainty of the appeals process.
     Other Litigation
In 2002, certain of Novellus’ present and former customers were sued for patent infringement by Plasma Physics Corporation (Plasma Physics) and Solar Physics Corporation (Solar Physics). Novellus believes that the named defendants in the Plasma Physics and Solar Physics litigation have settled or otherwise resolved their disputes with Plasma Physics and Solar Physics. Certain of these customers have previously informed Novellus or filed a complaint alleging that they believe Novellus may have indemnification obligations relating to this litigation. Although we have agreed and may in the future agree to a mutual resolution of a customer claim for indemnification, we believe that these matters will not have a material adverse impact on our business, financial condition, or overall trends in our results of operations. There can be no assurance, however, that we would prevail in any lawsuit filed in connection with the alleged indemnification obligations. If one or more customers were to prevail against us in such a suit and damages were awarded, the adverse impact on our business, financial condition, or results of operations could be material.
We are a defendant or plaintiff in various actions that arose in the normal course of business. We believe that the ultimate disposition of these other matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.
15. OPERATING SEGMENTS
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual and interim financial statements. It also established standards for related disclosures about products and services, major customers and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.

Our organizational structure is based on a number of factors that the CODM uses to evaluate, view and run our business operations which include, but are not limited to, customer base, homogeneity of products and technology. Our operating segments are based on this organizational structure and information reviewed by our CODM to evaluate the operating segment results. Our operations are organized into two segments: 1) Semiconductor Group; and 2) Industrial Applications Group. Our Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called microchips, or chips. Our Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization.
Segment information for the periods presented is as follows (in thousands):

	Quarter Ended April 1, 2006
		Industrial
	Semiconductor	Applications
	Group	Group	Total
Sales to unaffiliated customers	$344,092	$21,814	$365,906

Operating income	$28,881	$515	$29,396

Long-lived assets	$387,523	$16,115	$403,638
All other identifiable assets	1,680,296	193,019	1,873,315

Total assets	$2,067,819	$209,134	$2,276,953

	Quarter Ended April 2, 2005
		Industrial
	Semiconductor	Applications
	Group	Group	Total
Sales to unaffiliated customers	$303,178	$36,562	$339,740

Operating income	$33,898	$6,163	$40,061

Long-lived assets	$450,964	$16,427	$467,391
All other identifiable assets	1,749,139	195,742	1,944,881

Total assets	$2,200,103	$212,169	$2,412,272

16. SUBSEQUENT EVENT
Subsequent to April 1, 2006, the Company reached an agreement to pay $3.3 million to settle a customer indemnity claim. The Company has included the effects of this settlement amount in its financial statements for the quarter ended April 1, 2006. The recording of this expense changes the Company’s April 19, 2006 announcement of preliminary first quarter financial results. Accordingly, net income and earnings per share for the quarter ended April 1, 2006 have been revised to reflect the impact of this agreement.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation: the cyclicality of the semiconductor industry; our estimated amortization expense for each of the next five fiscal years; the fact that we do not anticipate recording significant intangible assets as a result of the acquisition of Voumard Machine Co. SA; our intention to report changes related to the allocation of assets acquired and liabilities assumed with respect to the acquisition of Voumard Machine Co. SA and our expectation that the final purchase price allocation will not differ significantly from our preliminary allocation; the payment of our future rent obligations through 2017; our estimates of reduced expenses as a result of our restructuring plans; our goal to use our expertise to increase our market share and strengthen our position as a leading supplier of semiconductor process equipment; our endeavor to provide our customers with highly reliable products; our efforts to continue to deliver innovative products; our expectation that net orders will continue to vary; our plan to continue to focus on expanding our market presence in Asia; our belief that significant additional growth potential exists in the Asia region over the long term; our ongoing endeavor to improve gross margins; our continued outsourcing of manufacturing functions; our expectation that sustainable improvement in gross margins may be realized after several quarters; our continued belief that significant investment in research and development is required to remain competitive; our intention to consolidate operations and streamline our CMP product offerings; our belief that most of the Company’s deferred tax assets will be realized due to anticipated future income; our expectation that the effect of exchange rate changes on forward exchange contracts will offset the effect of exchange rate changes on the underlying hedged items; our belief that our forward foreign exchange contracts do not subject us to the speculative risk of changes in currency exchange rates; the fact that we do not anticipate paying any cash dividends in the foreseeable future; our expectation that the hedge of forecasted intercompany transactions will offset potential changes to cash flows; our expectation that unrecognized compensation costs in the amount of $36.7 million related to unvested stock options will be recognized over a weighted average period of 2.1 years; our expectation that unrecognized compensation costs in the amount of $16.7 million related to restricted stock awards will be recognized over a weighted average period of 3.0 years; our expectation that unrecognized compensation costs in the amount of $0.2 million related to the ESPP will be fully recognized during the next fiscal quarter; our intention to maintain close relationships with our customers in order to remain responsive to their product needs; an increasingly global market; our expectation that significant fluctuations in our quarterly operating results will continue; our expectation that a few customers will continue to account for a high percentage of our net sales in the foreseeable future; our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology; our expectation that our future profitability will be reduced as a result of requirements of SFAS 123(R); our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcome of the Linear Technology Corporation litigation, the Plasma Physics Corporation and Solar Physics Corporation litigation and various other litigations that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; and our intent to continue pursuing the legal defense of our proprietary technology primarily through patent and trade secret protection.
Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: unanticipated trends with respect to the cyclicality of the semiconductor industry; inaccurate calculations regarding the allocation of assets acquired and liabilities assumed in connection with acquisitions; an increase in the number of competitors; our inability to compete with the greater financial, marketing and technical capabilities of certain competitors; inaccurate valuation of the assumptions underlying our estimated amortization expense for each of the next five fiscal years; unintended defaults in payment of our future rent obligations under our restructuring plans; unanticipated difficulties in implementing and inability to realize savings from our restructuring plans; sustained decrease in or leveling off of customer demand; inability to anticipate cyclical changes in customers’ capacity utilization and demand; a shift in focus away from expansion of our market presence in Asia in response to slower economic development in the region; the negative impact of higher cost of services and ineffective pricing techniques on gross margins; inability to realize efficiencies from outsourcing; sustained technical and performance difficulties of our products; our inability to allocate substantial resources to R&D; economic developments that result in a delay in the consolidation of our operations and the streamlining of our CMP product offerings; inaccuracies in management’s assessment of the amount of the Company’s valuation allowance for deferred tax assets; the ineffectiveness of our foreign exchange contracts to protect against adverse exchange rate movements; inaccurate calculations with respect to unrecognized compensation costs; inability to accurately assess the changing product needs of our customers; loss of a major customer; inaccuracies in our estimates of costs associated with compensation charges resulting from the adoption of SFAS 123(R); inadequate efforts to develop the necessary patents and trade secrets to protect our proprietary technology; unanticipated need for additional liquid assets in the next twelve months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition or results of operations; inherent uncertainty in the outcome of litigation matters; and our potential inability to enforce our patents and protect our trade secrets.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of Part II, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q. Readers should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our other filings with the SEC, including our Forms 10-Q and 8-K and our Annual Report to Shareholders.
Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of the Company. The following are included in our MD&A:
•	Overview of our Business and Industry;

•	Results of Operations;

•	Critical Accounting Policies;

•	Liquidity and Capital Resources; and

•	Risk Factors.
Overview of Our Business and Industry
Novellus is a global supplier of semiconductor processing equipment used in the fabrication of integrated circuits. We develop, manufacture, sell and service equipment used by manufacturers of integrated circuits, or chips, who either incorporate the chips in their own products or sell the chips to other companies for use in electronic devices. We also are a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization. Our goal is to use our expertise to increase our market share and strengthen our position in the markets we serve. To accomplish this, we endeavor to provide our customers with highly reliable products which help them compete effectively in their business by reducing their costs and increasing their productivity.
Our semiconductor processing equipment business primarily depends on capital expenditures made by chip manufacturers, who in turn are dependent on corporate and consumer demand for chips and the products which use them. The industry in which we operate is driven by spending for electronic products. As a consequence, our business is affected by growth or contraction in the global economy as well as by the adoption of new technologies. Demand for personal computers, the expansion of the Internet and telecommunications industries, and the emergence of new applications in consumer electronics have an impact on our business. In addition, the industry is characterized by intense competition and rapidly changing technology. We have worked closely with our customers and made substantial investments in research and development in order to continue delivering innovative products which enhance productivity for our customers and utilize the latest technology.
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
The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share information):

	Quarterly Financial Data
	2006	2005
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$365,906	$332,268	$338,878	$329,585	$339,740
Gross profit	$167,540	$140,501	$147,194	$157,562	$153,869
Net income	$24,717	$22,990	$23,415	$33,231	$30,471
Diluted net income per share	$0.19	$0.17	$0.17	$0.24	$0.22
Net orders	$416,710	$351,018	$286,929	$309,214	$301,594
The semiconductor equipment industry is subject to cyclical conditions which play a major role in demand, as defined by net orders. Order fluctuations, in turn, affect our net sales. In 2005, demand for our products was volatile. In the first quarter of 2005, we experienced a sequential decrease in net orders of 9%, followed by a sequential increase of 3% in the second quarter, and a sequential decrease of 7% in the third quarter. In the fourth quarter of 2005, demand for our products began to increase and we experienced a sequential increase in net orders of 22%, followed by a sequential increase of 19% in the first quarter of 2006. During the first quarter of 2006, we continued to benefit from the net order growth that commenced in the fourth quarter of 2005, which was driven primarily by increases in the utilization of our customer’s production capacity. Due to the cyclical conditions in our industry, we expect that net orders will continue to vary sequentially.
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
Results of Operations
Adoption of SFAS 123(R)
As discussed in Note 3, “Stock-Based Compensation,” in the notes to the condensed consolidated financial statements, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method effective January 1, 2006.
The following table summarizes the stock-based compensation expense for stock options, restricted stock and our ESPP (in thousands):

	Quarters Ended
	April 1, 2006	December 31, 2005	April 2, 2005
	(1)	(2)	(2)
Cost of sales	$308	$264	$212
Selling, general and administrative	5,439	778	625
Research and development	3,061	468	376

Stock-based compensation expense before income taxes	$8,808	$1,510	$1,213

(1)	Amounts include amortization expense related to stock options of $6.5 million, ESPP of $0.6 million and restricted stock awards of $1.7 million, recorded under SFAS 123(R).

(2)	Amounts include amortization expense related to restricted stock awards of $1.5 million and $1.2 million for the quarters ended December 31, 2005 and April 2, 2005, respectively, recorded under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Net Sales

	Quarters Ended
	April 1, 2006	December 31, 2005	April 2, 2005
	(in thousands, except percentages)
Net sales	$365,906	$332,268	$339,740
International net sales %	66%	71%	72%
As compared to the prior year period, net sales during the three months ended April 1, 2006 increased by $26.2 million. This net increase is comprised of an increase of $40.9 million in the Semiconductor Group offset by a decrease of $14.7 million in the Industrial Applications Group. The increase in net sales in the Semiconductor Group is primarily attributable to higher volumes resulting from increased demand from our customers.
Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Quarters Ended
	April 1, 2006	December 31, 2005	April 2, 2005
North America	34%	29%	28%
Europe	7%	12%	9%
Asia	59%	59%	63%
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
Gross Profit

	Quarters Ended
	April 1, 2006	December 31, 2005	April 2, 2005
	(in thousands, except percentages)
Gross profit	$167,540	$140,501	$153,869
% of net sales	46%	42%	45%
Our gross profit is affected by the treatment of certain product sales in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” For these sales, we recognize all of a product’s cost upon shipment even though a portion of a product’s revenue may be deferred until final payment is due, typically upon customer acceptance.
The gross profit percentage in quarter ended April 1, 2006 remained relatively flat from the quarter ended April 2, 2005. The adoption of SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” or SFAS 151, during the quarter ended April 1, 2006 positively impacted gross margin by approximately $2.6 million, due to increased absorption. The increase in gross profit percentage of approximately 4% in the quarter ended April 1, 2006 from the quarter ended December 31, 2005 is primarily attributed to the adoption of SFAS 151 and improvements in warranty costs and is partially offset by increased stock-based compensation expense due to the adoption of SFAS 123(R).
We are focused on improving our gross margins. This process involves working with our vendors to minimize costs, reviewing our current and future anticipated facility requirements to determine if facility reduction is necessary to achieve greater economies of scale, and continuing to outsource to take full advantage of available highly efficient manufacturing. The effort to make sustainable improvement in gross margins is an ongoing endeavor.

Selling, General and Administrative (SG&A)

	Quarters Ended
	April 1, 2006	December 31, 2005	April 2, 2005
	(in thousands, except percentages)
SG&A expense	$58,482	$51,489	$51,760
% of net sales	16%	15%	15%
SG&A expense includes compensation and benefits for corporate, financial, marketing, and administrative personnel as well as travel expenses and professional fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions. The increase in SG&A expense, in absolute dollars, for quarter ended April 1, 2006 from the prior year comparable period is primarily due to increased stock-based compensation expense, which reflects our adoption of SFAS 123(R), and increased compensation and benefits, which is attributable to increased salary costs.
Research and Development (R&D)

	Quarters Ended
	April 1, 2006	December 31, 2005	April 2, 2005
	(in thousands, except percentages)
R&D expense	$63,783	$60,492	$62,048
% of net sales	17%	18%	18%
R&D expense includes compensation and benefits for our research and development personnel, project materials, chemicals and other direct expenses incurred in product and technology development. Also included are expenses for equipment repairs and maintenance, rents, utilities and depreciation. The increase in R&D expense, in absolute dollars, for the quarter ended April 1, 2006 from the prior year comparable period is primarily due to increased stock-based compensation expense, which reflects our adoption of SFAS 123(R), and increased compensation and benefits, which is attributable to increased salary costs. Increases are partially offset by reduced spending on R&D initiatives.
Restructuring and Other Charges

	Quarters Ended
	April 1, 2006	December 31, 2005	April 2, 2005
	(in thousands, except percentages)
Restructuring and other charges	$12,629	$5,888	$—
% of net sales	3%	2%	—%
In an effort to consolidate operations, streamline our product offerings and align our manufacturing operations with current business conditions we have implemented several restructuring plans starting in 2001.
During the third quarter of 2005, we implemented a restructuring plan to relocate operations from Chandler, Arizona to San Jose, California and Tualatin, Oregon. In connection with this plan, we recorded restructuring charges of $6.0 million related to future lease payments, $1.3 million related to accelerated depreciation of leasehold improvements and $0.2 million related to other charges during the quarter ended April 1, 2006. The charges were partially offset by a $3.9 million benefit due to a change in estimate of sublease income related to facilities previously included in our restructuring accrual.
During the first quarter of 2006, we implemented a restructuring plan to dispose of certain owned facilities located in San Jose, California. As the anticipated period to close the sale of these assets is in excess of one year, the facilities did not qualify as held for sale at the end of the quarter. However, we did consider the change in planned use of the facilities as an indicator of impairment and determined that two of the properties were impaired. As a result, we recorded restructuring charges of $8.9 million to write these two facilities down to their estimated fair value during the quarter ended April 1, 2006. The other properties were not impacted as our analysis did not indicate an impairment.

All amounts are included in restructuring and other charges on our condensed consolidated statements of operations and are related to the Semiconductor Group. As a result of our restructuring plans implemented in the third quarter of 2005 and first quarter of 2006, we estimate that we will reduce our expenses by approximately $8.8 million in fiscal 2006. Actual savings may differ from our estimated savings.
Legal Settlement

	Quarters Ended
	April 1, 2006	December 31, 2005	April 2, 2005
	(in thousands, except percentages)
Legal settlement	$3,250	$—	$—
% of net sales	1%	—%	—%
For the quarter ended April 1, 2006, we recorded, as a subsequent event, a charge of $3.3 million to settle a customer indemnity claim.
We are a defendant or plaintiff in various actions that have arisen in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or overall trends in our results of operations.
Interest and Other Income, Net

	Quarters Ended
	April 1, 2006	December 31, 2005	April 2, 2005
	(in thousands, except percentages)
Interest and other income, net	$6,079	$13,368	$3,469
% of net sales	2%	4%	1%
Interest and other income, net, includes interest income, interest expense and other non-operating items. The increase in interest and other income, net, in absolute dollars for the quarter ended April 1, 2006 compared to the quarter ended April 2, 2005 consists primarily of increased interest income due to higher yields on interest-bearing securities.
Income Taxes
Our effective tax rates were 33.0% and 30% for the quarters ended April 1, 2006 and April 2, 2005, respectively. The effective tax rate for the quarter ended April 2, 2006 includes the tax benefits from our restructuring charges of approximately $12.6 million and legal settlement of approximately $3.3 million at the applicable statutory tax rate. Excluding the restructuring charges and legal settlement, our effective tax rate was 34.7% for the quarter ended April 1, 2006. The difference in the effective tax for the quarter ended April 1, 2006 compared to the quarter ended April 2, 2005 is primarily due to increased profits before taxes, further decreases in federal export incentives and the expiration of the federal research and development credit. Our future effective income tax rate depends on various factors, such as the Company’s profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income, and non-deductible expenses incurred in connection with acquisitions.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, goodwill and other intangible assets, deferred tax assets, warranty obligations, accounting for stock-based compensation, restructuring and impairment charges and foreign exchange contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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
Deferred Tax Assets
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of April 1, 2006, we had approximately $111.0 million of deferred tax assets, net of a valuation allowance of $62.5 million principally related to acquired net operating loss carryforwards and foreign tax credits that are not realizable until 2009 and beyond. The valuation allowance includes $39.7 million related to acquired deferred tax assets of SpeedFam-IPEC, which will be credited to goodwill when realized and $18.4 million related to stock option deductions, which will be credited to equity when realized. Management believes that the majority of deferred tax assets will be realized due to anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an increase to the valuation allowance for deferred tax assets would decrease income in the period in which such determination is made.
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
Accounting for Stock-Based Compensation
Prior to January 1, 2006, we accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. With the exception of certain options assumed in acquisitions and grants of restricted stock awards, we generally recorded no stock-based compensation expenses during periods prior to January 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share as if we had applied the fair value based method in measuring compensation expense for our stock-based compensation programs. Under SFAS 123, we elected to calculate our compensation expense by applying the Black-Scholes valuation model, applying the graded vesting expense attribution method and recognizing forfeited awards in the period that they occurred.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the quarter ended April 1, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123(R), we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after January 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123(R), we use an accelerated expense attribution method. Results in prior periods have not been restated.
We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 3, “Stock-Based Compensation,” to the condensed consolidated financial statements. We estimate the expected term of options granted based on the history of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant. We estimate the volatility of our common stock at the date of grant based on a combination of historical and implied volatilities, consistent with SFAS 123(R) and SEC Staff Accounting Bulletin No. 107. Prior to the adoption of SFAS 123(R), we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after January 1, 2006, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.
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
Foreign Exchange Contracts
We enter into forward foreign exchange contracts to buy and sell foreign currencies to hedge the parent’s intercompany balances denominated in a currency other than the U.S. dollar. The maturities of these instruments are generally less than 12 months. In 2006 and 2005, these hedging contracts were denominated primarily in the Taiwanese Dollar, Singapore Dollar, the Euro and the Japanese Yen. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. The gain (loss) recognized in other income, net related to these transactions was $0.9 million and ($1.2) million during the quarters ended April 1, 2006 and April 2, 2005, respectively.
We also enter into forward exchange contracts to buy and sell foreign currencies to hedge certain forecasted intercompany transactions, which represent foreign currency risk. These intercompany transactions consist of forecasted charges to our international subsidiaries for purchases of inventories, which are subsequently resold to third party customers. The intercompany charges are denominated in U.S. dollars, while the third party sales are denominated primarily in Japanese Yen. We expect the hedge of these forecasted transactions to be highly effective in offsetting potential changes to cash flows attributed to fluctuating exchange rates. For these derivatives, the gain or loss from the effective portion of the hedge is reported as a component of accumulated other comprehensive income (loss) and is reclassified into earnings in the period in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. Any gain or loss from the ineffective portion of the hedge in excess of the cumulative change in the present value of future cash flows of the hedged item and any amounts excluded from the assessment of hedge effectiveness are recognized as a component of cost of sales during the period of change. As of April 1, 2006, the gains, net of losses, recorded to accumulated other comprehensive income (loss) were less than $0.1 million. For the quarter ended April 1, 2006 we recorded gains, net of losses, of $0.6 million for the ineffective portion of these hedges within cost of sales.
Liquidity and Capital Resources
We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of cash at April 1, 2006 consisted of $612.0 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $37.2 million from $649.2 million at December 31, 2005. The decrease was due primarily to repurchases of common stock of $68.1 million, offset by net cash provided by operating activities of $30.6 million and net sales and maturities of short term investments of $46.5 million.
Net cash provided by operating activities during the quarter ended April 1, 2006 was $30.6 million. This amount consisted primarily of $24.7 million provided by net income, adjusted for non-cash items of approximately $40.3 million. The net changes in working capital accounts used was approximately $34.4 million.
Net cash provided by investing activities for the three months ended April 1, 2006 was $36.5 million, which consisted primarily of net sales and maturities of short-term investments of $46.5 million, offset primarily by capital expenditures of $9.1 million. As of April 1, 2006, we had no significant commitments to purchase property or equipment.

Net cash used in financing activities for the quarter ended April 1, 2006 was $64.2 million. This amount consisted primarily of repurchases of common stock of $68.1 million and net payments on lines of credit $4.5 million, offset by proceeds from employee stock compensation plans of $4.6 million and an excess tax benefit of $3.8 million.
Effective June 25, 2004, two of our European subsidiaries entered into a credit arrangement that allowed for borrowings of up to $153.1 million. On June 28, 2004, we borrowed the entire amount available to fund the acquisition of Peter Wolters AG and for general corporate purposes. Borrowings are secured by cash or marketable securities on deposit and included within restricted cash on the consolidated balance sheet. As of April 1, 2006, $125.8 million of the loan was outstanding. All borrowings under the credit arrangement are due and payable on or before June 28, 2009.
In November 2005, we acquired 90% of the outstanding stock of Voumard Machine Co. SA, based in Neuchâtel, Switzerland. Voumard has a credit arrangement that allows borrowings up to $1.2 million. As of April 1, 2006, the entire amount was outstanding and is payable on or before December 31, 2037.
Our subsidiaries in Asia and Europe have lines of credit with various banks with total borrowing capacity of $50.4 million. The lines of credit bear interest at various rates, expire on various dates through March 2007 and can be used for general operating purposes. Borrowings of $11.2 million were outstanding under these credit facilities as of April 1, 2006.
We believe that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs at least through the next twelve months.
Risk Factors
Please see Risk Factors set forth herein under Part II, Item 1A.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting Novellus, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our exposure related to market risk has not changed materially since December 31, 2005.
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
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
There were no material developments in our litigation matters that occurred during the quarter ended April 1, 2006. Subsequent to April 1, 2006, we reached an agreement to settle a customer indemnity claim. The cost of this settlement has been included in the results of operations for the quarter ended April 1, 2006. For more detailed information on litigation matters outstanding please see Item 3 “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2005.
We are a defendant or plaintiff in various actions that have arisen in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or overall trends in our results of operations.
ITEM 1A: RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report.

The following risk factors, “We face risks related to intellectual property,” “We are exposed to risks related to our indemnification of third parties,” and “We face risks related to changes in accounting standards for stock option plans” have been updated from the prior version of these risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
Cyclical downturns in the semiconductor industry negatively impact demand for our equipment.
Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand is accelerating, rendering the global semiconductor industry increasingly volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees and maintain a stable management team. Our inventory levels during periods of reduced demand have at times been higher than optimal. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. In each of the years 2001 through 2006, we have implemented restructuring plans to align our business with fluctuating conditions. Future restructuring plans may be required to respond to future changes. Net orders and net sales may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. We experienced a downturn in demand in the first quarter of 2005, with a slight increase in the second quarter of 2005, a decrease in the third quarter of 2005 and increases in the fourth quarter of 2005 and first quarter of 2006. We cannot provide any assurance that this increase will be sustainable, and our net sales and operating results may be adversely affected if demand does not continue to grow and if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.
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
We devote a significant portion of our personnel and financial resources to research and development programs, and we seek to maintain close relationships with our customers in order to remain responsive to their product and manufacturing process needs. Our success depends in part on our ability to accurately predict evolving industry standards, to develop innovative solutions and improve existing technologies, to win market acceptance of our new and advanced technologies and to manufacture our products in a timely and cost-effective manner. Our products and processes must address changing customer needs in a range of materials, including copper and aluminum, at ever-smaller line widths and feature sizes, while maintaining our focus on manufacturing efficiency and product reliability. If we do not continue to gain market acceptance for our new technologies and products, or develop and introduce improvements in a timely manner in response to changing market conditions or customer requirements, or remain focused on research and development efforts that will translate into greater revenues, our business could be seriously harmed.
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
Our core business and expertise has historically been in the development, manufacture, sale and support of deposition technologies, and more recently, wafer surface preparation and chemical mechanical planarization technologies. Our acquisitions of Peter Wolters and Voumard and the establishment of our Industrial Applications Group represent the first expansion of our business beyond the semiconductor equipment industry. We lack experience in the high-precision machine manufacturing equipment market, compared with our knowledge of the semiconductor equipment industry, and cannot give any assurance that we can maintain or improve the quality of products, level of sales, or relations with significant employees, customers or suppliers, that are necessary to compete in the market for high-precision machine manufacturing tools. Our efforts to integrate and develop the Industrial Applications Group may divert capital, management attention, research and development and other critical resources away from, and adversely affect our core business.

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
We intend to continue to seek legal protection, primarily through patents and trade secrets, for our proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us, given the speed with which technology becomes obsolete in the semiconductor industry. Our competitors have developed and may continue to develop and obtain patents to technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.
Adverse outcomes in current or future legal disputes regarding patent and intellectual property rights could result in the loss of our proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing or selling our products, or compel us to redesign our products to avoid incorporating third parties’ intellectual property. As a result, our product offerings may be delayed, and we may be unable to timely meet customers’ requirements. Regardless of the merit of any legal disputes, we incur substantial costs to prosecute or defend our intellectual property rights. Even if our products do not infringe third parties’ intellectual property rights, we have in the past and may in the future elect to seek licenses or enter into settlements to avoid the costs of protracted litigation and diversion of resources and management attention. However, if the terms of settlements entered into with certain of our competitors are not observed or enforced, we may suffer further costs. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations during any reported fiscal period.
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
From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers, lessors, and parties to other transactions with us, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties or other claims made against certain parties. We have been, and in the future may be, compelled to enter into or accrue for probable settlements of alleged indemnification obligations or subject to potential liability arising from our customer’s involvements in legal disputes. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.
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
Beginning in the first fiscal quarter of 2006, we adopted SFAS 123(R), which requires us to recognize compensation expense in our statement of operations for the fair value of stock options granted to our employees over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness as a compensation vehicle because the expense associated with these grants results in compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models commonly used under SFAS 123(R) were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option programs. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirements of SFAS 123(R), our profitability can be expected to be reduced compared to periods prior to adoption of the new standard.

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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Company Securities

Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
			as Part of	that May yet
	Total	Average	Publicly	be Purchased
	Number	Price	Announced	Under the
	of Shares	Paid	Plans or	Plans or
Period	Purchased (1)	Per Share	Programs	Programs
January 1, 2006 to February 4, 2006	355,150	$24.15	355,150	$854.6 million
February 5, 2006 to March 4, 2006	—	—	—	$854.6 million
March 5, 2006 to April 1, 2006	2,388,700	$24.91	2,388,700	$795.1 million

Total	2,743,850	$24.81	2,743,850	$795.1 million

(1)	All shares were purchased pursuant to a publicly announced plan.
On February 24, 2004 we announced that our Board of Directors had approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 13, 2007. On September 20, 2004 we announced that our Board of Directors had authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 14, 2009. We may repurchase shares from time to time in the open market, through block trades or otherwise. The repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors.
ITEM 6: EXHIBITS
(a) Exhibits

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 11, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 11, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 11, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 11, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By: /s/ William H. Kurtz William H. Kurtz

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 11, 2006

EXHIBIT INDEX

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 11, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 11, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 11, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 11, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.