Form 10-Q
period 2006-07-01
NOVELLUS SYSTEMS INC
filed 2006-08-10
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2006, 123,245,465 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JULY 1, 2006

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$410,073	$329,585	$775,979	$669,325
Cost of sales	205,309	172,023	403,675	357,894

Gross profit	204,764	157,562	372,304	311,431
Operating expenses:
Selling, general and administrative	66,311	50,325	124,793	102,085
Research and development	63,298	63,512	127,081	125,560
Restructuring and other charges (benefits)	—	(74)	12,629	(74)
Legal settlement	—	—	3,250	—

Total operating expenses	129,609	113,763	267,753	227,571

Operating income	75,155	43,799	104,551	83,860
Interest income, net	5,168	4,287	10,200	7,347
Other income (loss), net	2,443	(613)	3,490	(204)

Interest and other income, net	7,611	3,674	13,690	7,143

Income before provision for income taxes and cumulative effect of a change in accounting principle	82,766	47,473	118,241	91,003
Provision for income taxes	30,061	14,242	41,767	27,301

Income before cumulative effect of a change in accounting principle	52,705	33,231	76,474	63,702
Cumulative effect of a change in accounting principle, net of tax of $594 for the six months ended July 1, 2006	—	—	948	—

Net income	$52,705	$33,231	$77,422	$63,702

Net income per share:
Basic:
Income before cumulative effect of a change in accounting principle	$0.42	$0.24	$0.60	$0.46
Cumulative effect of a change in accounting principle	—	—	0.01	—

Basic net income per share	$0.42	$0.24	$0.61	$0.46

Diluted:
Income before cumulative effect of a change in accounting principle	$0.42	$0.24	$0.59	$0.45
Cumulative effect of a change in accounting principle	—	—	0.01	—

Diluted net income per share	$0.42	$0.24	$0.60	$0.45

Shares used in basic per share calculations	125,124	138,068	128,113	138,979

Shares used in diluted per share calculations	125,910	138,944	129,087	140,022

See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 1,	December 31,
	2006	2005 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,312	$40,403
Short-term investments	460,180	608,837
Accounts receivable, net	439,521	397,534
Inventories	213,827	193,787
Deferred tax assets, net	101,512	88,563
Prepaid and other current assets	26,521	34,388

Total current assets	1,304,873	1,363,512
Property and equipment, net	399,678	423,749
Restricted cash and cash equivalents	147,595	140,212
Goodwill	259,553	255,584
Intangibles and other assets	105,434	107,192

Total assets	$2,217,133	$2,290,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,917	$83,710
Accrued payroll and related expenses	61,562	57,450
Accrued warranty	60,083	54,553
Other accrued liabilities	59,840	58,271
Income taxes payable	22,474	5,898
Deferred profit	80,220	68,718
Current obligations under lines of credit	16,456	15,744

Total current liabilities	385,552	344,344
Long-term debt	127,911	124,858
Other non-current liabilities	43,146	41,764

Total liabilities	556,609	510,966

Shareholders’ equity:
Common stock	1,330,001	1,393,805
Retained earnings	331,875	388,015
Accumulated other comprehensive income	(1,352)	(2,537)

Total shareholders’ equity	1,660,524	1,779,283

Total liabilities and shareholders’ equity	$2,217,133	$2,290,249

*	Amounts as of December 31, 2005 are derived from the December 31, 2005 audited financial statements
See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2006	2005
Cash flows from operating activities:
Net income	$77,422	$63,702
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	1,665	657
Reversal of previously accrued restructuring charges	—	(74)
Non-cash portion of restructuring and other charges	10,199	—
Depreciation and amortization	36,959	42,318
Deferred income taxes	(11,334)	1,843
Stock-based compensation	18,230	2,262
Tax benefit from equity awards	12,251	—
Excess tax benefit from stock-based compensation	(7,393)	—
Cumulative effect of a change in accounting principle	(1,542)	—
Changes in operating assets and liabilities:
Accounts receivable	(38,753)	64,167
Inventories	(27,414)	8,298
Prepaid and other current assets	8,202	(8,025)
Accounts payable	791	(11,507)
Accrued payroll and related expenses	7,404	(12,860)
Accrued warranty	5,351	5,284
Other accrued liabilities	703	(3,007)
Income taxes payable	18,376	7,935
Deferred profit	11,439	3,198

Net cash provided by operating activities	122,556	164,191

Cash flows from investing activities:
Proceeds from sales of short-term investments	300,248	152,525
Proceeds from maturities of short-term investments	98,314	100,913
Purchases of short-term investments	(245,011)	(343,455)
Capital expenditures	(20,890)	(26,980)
Proceeds from sale of property and equipment	—	2,591
Decrease (increase) in other assets	3,289	(2,701)
Decrease (increase) in restricted cash and cash equivalents	(7,483)	12,503

Net cash provided by (used in) investing activities	128,467	(104,604)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	9,538	16,638
Proceeds from lines of credit, net	712	8,980
Payments on long-term debt	(4,435)	(13,007)
Repurchases of common stock	(239,897)	(69,669)
Excess tax benefit from stock-based compensation	7,393	—

Net cash used in financing activities	(226,689)	(57,058)

Effects of exchange rate changes on cash and cash equivalents	(1,425)	5,376
Net change in cash and cash equivalents	22,909	7,905

Cash and cash equivalents at beginning of period	40,403	106,117

Cash and cash equivalents at end of period	$63,312	$114,022

See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Allowance for Doubtful Accounts
We evaluate our allowance for doubtful accounts based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we provide a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We charge accounts receivable balances against our allowance for doubtful accounts once we have concluded our collection efforts. We maintained an allowance for doubtful accounts of $1.3 million and $1.0 million at July 1, 2006 and December 31, 2005, respectively.
Derivatives
To address increasing international growth and related currency risks, the Company expanded its foreign currency exposure management policy in the second quarter of 2006 to include the Company’s net investment in certain foreign currency functional subsidiaries. The Company’s policy is to enter into foreign exchange forward contracts with maturities of less than 12 months to mitigate the impact of currency fluctuations on existing non-functional currency monetary asset and liability balances; probable anticipated system sales denominated in yen; and the Company’s net investment in certain foreign functional subsidiaries. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) all derivatives are recorded on the balance sheet at fair value.
Cash Flow Hedging – The Company designates and documents foreign exchange forward contracts to hedge the margin on transactions where costs are U.S. dollar denominated and the related revenues are generated in Japanese Yen as cash flow hedges. The Company evaluates and calculates each hedge’s effectiveness at least quarterly using the dollar offset method, comparing the change in the forward contract’s fair value on a spot to spot basis to the spot to spot change in the anticipated transaction. The effective change is recorded in other comprehensive income until the system related cost of sales are recognized. The Company records any ineffectiveness, along with the excluded time value of the forward contracts in cost of sales on its consolidated statement of operations, which was approximately $0.5 million in the second quarter of 2006. In the event it becomes probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from Other Comprehensive Income (“OCI”) to Other Income (Expense).
The following table summarizes impact of cash flow hedges on OCI (pre-tax) during the second quarter of 2006 (in thousands).

Balance as of April 2, 2006	(41)
Net change on cash flow hedges	1,813
Reclassification to cost of sales	48

Balance as of July 1, 2006	1,820

The Company anticipates reclassifying the entire gain/loss in OCI to earnings within 12 months.
Net Investment Hedging – In the second quarter of 2006 the Company began to hedge its net investment in certain foreign subsidiaries to reduce economic currency risk. The foreign exchange forward contracts used to hedge this exposure are designated and documented as net investment hedges. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective (as defined) when currency pairs and notional amounts on the forwards are properly aligned with the subsidiaries net investment. Changes in the spot to spot value of the derivative are recorded in the equity section of the financial statements as Foreign Currency Translation Adjustment. Ineffectiveness, if any, along with the excluded time value of the forward contracts are recorded in Other Income (Expense), and was approximately $0.3 million in the second quarter of 2006. Derivative losses included in the equity account in the second quarter of 2006 were $1.3 million. The Company did not hedge this exposure prior to March 31, 2006.
Non-Designated Hedges – The Company enters into forward foreign exchange contracts to hedge intercompany balances denominated in currencies other than the U.S. dollar that are remeasured each period in income. The maturities of these instruments are generally less than 12 months. These contracts do not require special hedge accounting treatment under SFAS 133 as the gains or losses are recorded in other income (expense) each period where they are expected to substantially offset the remeasurement gain or loss on the intercompany balances.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). The standard clarifies that certain abnormal amounts be expensed as incurred, rather than included as a cost of inventory. SFAS 151 also requires that the allocation of fixed overhead costs to inventory be based upon a normal production capacity. The Company adopted the standard effective January 1, 2006, which resulted in an increased carrying value of inventory and decreased cost of sales of approximately $1.6 million, net of tax, or $0.01 per diluted share for the six months ended July 1, 2006. The effect was insignificant during the three months ended July 1, 2006.
In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”), which clarifies the accounting for compensated absences known as a sabbatical leave whereby the employee is entitled to paid time off after working for an entity for a specified period of time. The provisions of EITF 06-2 are effective for us as of January 1, 2007. We are currently evaluating the impact of adopting EITF 06-2 on our financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. The provisions of FIN 48 are effective for us as of January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
2. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards.

Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of unvested restricted stock awards, outstanding options and shares issuable under our employee stock purchase plans (“ESPP”) using the treasury stock method.
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Numerator:
Net income	$52,705	$33,231	$77,422	$63,702

Denominator:
Basic weighted-average shares outstanding	125,124	138,068	128,113	138,979
Employee stock options and other	786	876	974	1,043

Diluted weighted-average shares outstanding	125,910	138,944	129,087	140,022

Basic net income per share	$0.42	$0.24	$0.60	$0.46
Diluted net income per share	$0.42	$0.24	$0.60	$0.45
Weighted-average options to purchase approximately 21.6 million and 22.0 million shares of common stock at a weighted-average exercise price of $32.79 and $32.86 per share were outstanding for the three and six months ended July 1, 2006, respectively. Weighted-average options to purchase approximately 20.3 million and 21.0 million shares of common stock at a weighted-average exercise price of $35.06 and $34.96 per share were outstanding for the three and six months ended July 2, 2005, respectively. These options were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive. Restricted stock awards representing 0.2 million weighted-average shares were excluded from the computation of diluted shares outstanding for both the three and six months ended July 1, 2006, respectively, as the shares were subject to performance conditions that had not been met.
3. STOCK-BASED COMPENSATION
     Adoption of SFAS 123(R)
The Company has adopted several stock plans that provide equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards. Stock options generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date. Restricted stock awards generally vest over a five-year period, excluding certain awards that vest upon the achievement of specific revenue performance targets. The Company’s ESPP allow qualified employees to purchase Company shares at 85% of the fair market value on specified dates.
Prior to January 1, 2006, we accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). With the exception of certain options assumed in acquisitions and grants of restricted stock awards, we generally recorded no stock-based compensation expenses during periods prior to January 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our ESPP as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), later in this Note 3 we disclose our net income and net income per share for the three and six months ended July 2, 2005 as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and six months ended July 1, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123(R), we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after January 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123(R), we use an accelerated expense attribution method. Results in prior periods have not been restated.
The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and our ESPP in our results from continuing operations (in thousands):

	Three Months	Six Months
	Ended	Ended
	July 1, 2006	July 1, 2006
Cost of sales	$538	$846
Selling, general and administrative	5,590	11,029
Research and development	2,664	5,725

Stock-based compensation expense before income taxes (1)	8,792	17,600
Income tax benefit	(3,385)	(6,776)

Total stock-based compensation expense after income taxes	$5,407	$10,824

(1)	Amount includes $1.7 million and $3.5 million related to restricted stock awards for the three and six months ended July 1, 2006, respectively.
During the three and six months ended July 1, 2006, we capitalized stock-based compensation costs of $0.3 million and $0.6 million, respectively, which were included as components of inventory, deferred profit and property and equipment.
The following table presents the impact of our adoption of SFAS 123(R) on the selected condensed consolidated statement of operations line items (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2006		July 1, 2006
	SFAS 123(R)	As	SFAS 123(R)	As
	Adjustments	Reported	Adjustments	Reported
Income from operations	$(7,054)	$75,155	$(14,131)	$104,551
Income before income taxes	(7,054)	82,766	(14,131)	118,241
Income before cumulative effect of a change in accounting principle, net of tax	(4,338)	52,705	(8,691)	76,474
Net Income	(4,338)	52,705	(7,743)	77,422

Basic earnings per share
Prior to cumulative effect of a change in accounting principle	$(0.03)	$0.42	$(0.07)	$0.60
Cumulative effect of a change in accounting principle	—	—	0.01	0.01

	$(0.03)	$0.42	$(0.06)	$0.61

Diluted earnings per share
Prior to cumulative effect of a change in accounting principle	$(0.03)	$0.42	$(0.07)	$0.59
Cumulative effect of a change in accounting principle	—	—	0.01	0.01

	$(0.03)	$0.42	$(0.06)	$0.60

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
The following table illustrates the effect on our net income and net income per share for the three and six months ended July 2, 2005 if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	July 2, 2005	July 2, 2005
Net income as reported	$33,231	$63,702
Add:
Intrinsic value method expense included in reported net income, net of related tax effects	734	1,584
Less:
Fair value method expense, net of related tax effects	(8,166)	(18,740)

Pro-forma net income	$25,799	$46,546

Pro-forma basic and diluted net income per share	$0.19	$0.33

Basic net income per share as reported	$0.24	$0.46

Diluted net income per share as reported	$0.24	$0.45

     Valuation and Other Assumptions for Stock Options
Valuation and Amortization Method. We estimate the fair value of stock options granted before and after the adoption of SFAS 123(R) using the Black-Scholes option valuation model. For options granted before January 1, 2006, we estimated the fair value using the multiple option approach and we are amortizing the fair value of options expected to vest on a graded vesting (or accelerated) basis. For options granted on or after January 1, 2006, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of grants, exercises and post-vesting cancellations. Contractual term expirations have not been significant.
Expected Volatility. We estimate the volatility of our stock options at the date of grant using a combination of historical and implied volatilities, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 “Share-Based Payment.” Historical volatilities are calculated based on the historical prices of our common stock over a period at least equal to the expected term of our option grants, while implied volatilities are derived from publicly traded options of our common stock. Prior to the adoption of SFAS 123(R), we relied exclusively on the historical prices of our common stock in the calculation of expected volatility.
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
Forfeitures. We use historical data to estimate pre-vesting option forfeitures. As required by SFAS 123(R), we record stock-based compensation expense only for those awards that are expected to vest. For the three and six months ended July 1, 2006, our estimated annual forfeiture rate was 8.9%.

We used the following weighted-average valuation assumptions to estimate the fair value of options granted for the three and six months ended July 1, 2006 and July 2, 2005, respectively:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Risk-free interest rate	5.1%	3.3%	4.9%	3.3%
Expected volatility	49.4%	70.0%	49.2%	70.0%
Expected term	4.3 years	3.7 years	4.3 years	3.7 years
Expected dividends	None	None	None	None
The weighted-average grant-date fair value of options granted was $10.85 and $11.12 per option for the three and six months ended July 1, 2006, respectively, and $12.82 and $13.88 per option for the three and six months ended July 2, 2005, respectively.
     Stock Options
A summary of stock option activity during the six months ended July 1, 2006 is as follows (in thousands, except years and per-share amounts):

			Weighted-Average
	Number		Remaining
	of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in Years)	Intrinsic Value
Outstanding at January 1, 2006	24,137	$31.79
Grants	274	24.57
Exercises	(320)	17.62
Forfeitures or expirations	(1,485)	33.58

Outstanding at July 1, 2006	22,606	$31.79	6.2	$12,205

Vested and expected to vest at July 1, 2006	21,907	$31.98	6.1	$12,036

Exercisable at July 1, 2006	17,248	$33.49	5.5	$11,077

The aggregate intrinsic value of options outstanding at July 1, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1.9 million shares that had exercise prices that were lower than the market price of our common stock as of July 1, 2006. The total intrinsic value of options exercised during the three and six months ended July 1, 2006 was $0.8 million and $3.3 million, respectively, determined as of the date of exercise. The total cash received from employees as a result of stock option exercises during the three and six months ended July 1, 2006 was $0.7 million and $5.6 million, respectively. In connection with these exercises, the tax benefit realized by the Company for the three and six months ended July 1, 2006 was $0.1 million and $0.7 million, respectively. The Company settles employee stock option exercises with newly issued common shares.
As of July 1, 2006, there was $31.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
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

     Restricted Stock Awards
The following table summarizes our restricted stock award activity for the six months ended July 1, 2006 (in thousands, except per share amounts):

	Number	Weighted-Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at January 1, 2006	1,197	$27.58
Granted	48	23.88
Vested	(60)	31.54
Forfeited	(66)	27.84

Unvested restricted stock at July 1, 2006	1,119	$27.20

As of July 1, 2006, there was $15.8 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of restricted stock awards vested during the three and six months ended July 1, 2006 was $0.3 million and $1.6 million, respectively. As of July 1, 2006, there were a total of 0.2 million restricted shares subject to performance conditions that will result in forfeiture if the conditions are not realized.
     ESPP
Under our ESPP, qualified employees are entitled to purchase shares at 85% of the fair market value on specified dates. ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility. During the three and six months ended July 1, 2006 and July 2, 2005, ESPP awards were valued using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Risk-free interest rate	5.0%	2.5%	5.0%	2.5%
Expected volatility	32.0%	36.0%	32.0%	36.0%
Expected term	6 months	6 months	6 months	6 months
Expected dividends	None	None	None	None
The weighted-average fair value of ESPP shares was $6.07 for both the three and six months ended July 1, 2006 and $6.33 for both the three and six months ended July 2, 2005.
As of July 1, 2006, there was $0.8 million of total unrecognized compensation costs related to the ESPP, which is expected to be fully recognized during the next two fiscal quarters.
4. OTHER INCOME (LOSS), NET
The components of other income (loss), net within the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2006	2006	2005
Other income	$640	$111	$1,157	$229
Other expense	(12)	(6)	(271)	(131)
Foreign currency gain (loss), net	1,815	(718)	2,604	(302)

Total other income (loss), net	$2,443	$(613)	$3,490	$(204)

5. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance sheet date, inventories consisted of the following (in thousands):

	July 1,	December 31,
	2006	2005
Purchased and spare parts	$162,360	$152,763
Work-in-process	37,061	27,110
Finished goods	14,406	13,914

Total inventories	$213,827	$193,787

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
A summary of changes in goodwill during the six months ended July 1, 2006 and July 2, 2005 is as follows (in thousands):

	2006
		Industrial
	Semiconductor	Applications
	Group	Group	Total
Balance at December 31, 2005	$150,664	$104,920	$255,584
SpeedFam-IPEC adjustment	(2,340)	—	(2,340)
Foreign currency translation	—	6,309	6,309

Balance at July 1, 2006	$148,324	$111,229	$259,553

	2005
		Industrial
	Semiconductor	Applications
	Group	Group	Total
Balance at December 31, 2004	$162,230	$116,742	$278,972
SpeedFam-IPEC adjustment	(2,340)	—	(2,340)
Foreign currency translation	—	(11,548)	(11,548)

Balance at July 2, 2005	$159,890	$105,194	$265,084

During each of the six months ended July 1, 2006 and July 2, 2005, we reduced valuation allowances by approximately $2.3 million against certain net operating loss carryforwards recorded during the acquisition of SpeedFam-IPEC in 2002.
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

Intangible Assets
The following tables provide details of our acquired intangible assets (in thousands):

		Accumulated
July 1, 2006	Gross	Amortization	Net
Patents	$4,201	$(1,579)	$2,622
Developed technology	28,616	(13,964)	14,652
Trademark	6,430	(1,276)	5,154
Other intangible assets	162	(109)	53

Total	$39,409	$(16,928)	$22,481

		Accumulated
December 31, 2005	Gross	Amortization	Net
Patents	$4,201	$(1,225)	$2,976
Developed technology	28,042	(11,422)	16,620
Trademark	6,065	(903)	5,162
Other intangible assets	161	(99)	62

Total	$38,469	$(13,649)	$24,820

Our estimated amortization expense for the identifiable intangible assets for each of the next five fiscal years will be approximately $6.2 million for 2007, $5.9 million for 2008, $3.3 million for 2009, $1.8 million for 2010 and $0.7 million for 2011. As of July 1, 2006, we have no identifiable intangible assets with indefinite lives.
7. ACQUISITION
In November 2005, we acquired 90% of the outstanding stock of Voumard Machine Co. SA (“Voumard”), a privately-held manufacturer of high-precision machine manufacturing tools based in Neuchâtel, Switzerland. The acquisition of Voumard further enhances the product offerings in our Industrial Applications Group. We funded the purchase price of the acquisition with existing cash resources. Under the terms of the purchase agreement, we retained approximately $0.6 million. This amount will be released to the former shareholders of Voumard on the first anniversary of the purchase agreement, to the extent we have not made claims against the escrow for pre-acquisition contingencies.
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

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Balance, beginning of period	$55,822	$47,979	$54,553	$45,526
Warranties issued	24,386	20,920	44,786	42,550
Settlements	(19,882)	(19,999)	(40,995)	(40,303)
Changes in liability for pre-existing warranties, including expirations	(243)	1,593	1,739	2,720

Balance, end of period	$60,083	$50,493	$60,083	$50,493

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
During the first quarter of 2006, we implemented a restructuring plan to dispose of certain owned facilities located in San Jose, California. As the anticipated period to close the sale of these assets is in excess of one year, the facilities did not qualify as held for sale at the end of the quarter. However, we did consider the change in planned use of the facilities as an indicator of impairment and determined that two of the properties were impaired. As a result, we recorded impairment charges of $8.9 million to write these two facilities down to their estimated fair value during the quarter ended April 1, 2006. The other properties were not impacted as our analysis did not indicate an impairment.
All amounts are included in restructuring and other charges on our condensed consolidated statements of operations and are related to the Semiconductor Group.
The following table summarizes restructuring activity for the six months ended July 1, 2006 (in thousands):

	Facility	Asset
	Exit Costs	Impairments	Severance	Total
Balance at December 31, 2005	$27,239	$—	$863	$28,102
Restructuring charges	6,235	10,199	51	16,485
Cash payments	(2,408)	—	(484)	(2,892)
Non-cash adjustment	1,161	(10,199)	—	(9,038)
Adjustment of prior restructuring costs	(3,856)	—	—	(3,856)

Balance at April 1, 2006	28,371	—	430	28,801
Cash payments	(2,491)	—	(13)	(2,504)

Balance at July 1, 2006	$25,880	$—	$417	$26,297

As of July 1, 2006, substantially all actions under our 2001 through 2005 restructuring plans had been completed, except for payments of future rent obligations. The remaining excess facility costs are stated at estimated fair value, net of estimated sublease income. We expect to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2017.

10. LONG-TERM OBLIGATIONS
At July 1, 2006, we had long-term borrowings of $127.9 million, denominated in Euros and Swiss Francs. These borrowings consisted of approximately $126.6 million and $1.3 million with interest rates of 3.1% and 4.0%, respectively. Substantially all of our borrowings are required to be secured by cash or marketable securities on deposit and are due and payable on or before June 30, 2009. Amounts to secure these borrowings are included within restricted cash on the condensed consolidated balance sheets.
During the quarter we entered into a one year $50.0 million revolving credit agreement to provide for unsecured borrowings at various rates based on Eurodollar deposit rates plus a margin or the bank’s Base Rate (a rate indexed to Prime, CD, or Federal Funds rates). The credit agreement requires compliance with two financial covenants and certain non-financial covenants all of which we were in compliance with on July 1, 2006. There were no outstanding balances under this credit agreement on July 1, 2006.
11. COMPREHENSIVE INCOME
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income and its components in shareholders’ equity. Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The change in accumulated other comprehensive income (loss) for all periods presented resulted, net of tax, from foreign currency translation adjustments, unrealized gains and losses on investments, and unrealized changes in derivative instruments.
The following are the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net income	$52,705	$33,231	$77,422	$63,702
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(760)	(1,294)	968	(4,038)
Unrealized gain (loss) on available-for-sale securities, net of tax	869	737	2,032	(551)
Unrealized change in derivative instruments, net of tax	(1,856)	4,958	(1,815)	4,958

Comprehensive income	$50,958	$37,632	$78,607	$64,071

The components of accumulated other comprehensive loss are as follows (in thousands):

	July 1,	December 31,
	2006	2005
Foreign currency translation adjustments, net of tax	$321	$(647)
Unrealized gain (loss) on marketable securities, net of tax	142	(1,890)
Unrealized change in derivative instruments, net of tax	(1,815)	—

Accumulated other comprehensive loss	$(1,352)	$(2,537)

12. PENSION PLAN
On June 28, 2004, we acquired Peter Wolters AG, including its existing pension plan. The pension balances at both July 1, 2006 and December 31, 2005 were $7.3 million. The changes in the obligation during the three and six months ended July 1, 2006 consisted of interest cost, service cost, benefit payments and currency translation adjustments, which were not significant.

13. RELATED PARTY TRANSACTIONS
We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the leasing agreement, we incurred rental expense of approximately $0.2 million and $0.4 million for the three and six months ended July 1, 2006, respectively, and $0.1 million for the six months ended July 2, 2005. The aircraft was not operational during the three months ended July 2, 2005 and as a result, we did not incur any costs during this period.
Mr. Hill is a member of the Board of Directors of the University of Illinois Foundation. Novellus regularly provides research funding to certain groups, including the University of Illinois. Novellus provided research grants to the University of Illinois and certain of its professors in the amount of approximately $0.1 million for the six months ended July 2, 2005. No grants were provided during the three and six months ended July 1, 2006 or during the three months ended July 2, 2005.
Mr. Hill also served as a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $0.4 million and $0.7 million for the three and six months ended July 2, 2005. In November 2005, Mr. Hill did not stand for reelection as a member of the Board of Directors of LTX Corporation.
During the three and six months ended July 1, 2006 and July 2, 2005, Novellus employed, in non-executive positions, three immediate family members of our executive officers. The aggregate compensation recognized for these immediate family members was approximately $0.1 million and $0.2 million for the three and six months ended July 1, 2006, respectively, and approximately $0.1 million and $0.1 million for the three and six months ended July 2, 2005, respectively.
Historically, we have made secured and unsecured loans to our executive officers, vice presidents and other key personnel. Current regulations prohibit Company loans to “executive officers,” as defined by the SEC. While we have no loans to our executive officers, we do have outstanding loans to non-executive vice presidents and other key personnel. As of July 1, 2006 and December 31, 2005, the total outstanding balance of loans to non-executive vice presidents and other key personnel was approximately $1.5 million. At July 1, 2006, approximately all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those used for employee relocation purposes. We have not realized material bad debts related to the loans to our personnel.
14. LITIGATION
     Derivative Litigation
     Teitelbaum v. Hill et al. On May 31, 2006, a complaint titled “Joshua Teitelbaum, in the right of and for the benefit of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, D. James Guzy, Tom Long, Robert H. Smith, Neil R. Bonke, Youssef A. El-Mansy, J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert A. Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court, Northern District of California, Case No. C-06-3514. The complaint alleges that, when granting stock options to executives, the Company’s stock option dating practices caused a diversion of assets from the Company to the executives and caused the Company to make false and misleading statements to the SEC. The complaint also alleges, among other things, violations of sections 10(b) and 14(a) of the Securities Exchange Act of 1934 (the “Exhange Act”), breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, and unjust enrichment. The complaint seeks unspecified monetary damages and other relief against the defendants. The Company has, through outside counsel, conducted an inquiry into each of the option grants referenced in the complaint. As a result of this inquiry, the Company and its Board of Directors believe the claims are without merit.
     Alaska Electrical Pension Fund v. Hill et al. On June 21, 2006, a complaint titled “Alaska Electrical Pension Fund, on behalf of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, William H. Kurtz, Neil R. Bonke, Youssef A. El-Mansy, J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court for the Northern District of California, Case No. C-06-3870. The complaint alleges, among other things, violations of sections 10(b), 14(a), and 20(a) of the Exchange Act, breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement, corporate waste, and unjust enrichment. The complaint seeks unspecified monetary damages and other relief against the defendants. The Company has, through outside counsel, conducted an inquiry into each of the option grants referenced in the complaint. As a result of this inquiry, the Company and its Board of Directors believe the claims are without merit.
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
     Other Litigation
During the quarter ended July 1, 2006, we reached an agreement to settle a customer indemnity claim. The cost of this settlement, $3.3 million, was included in the results of operations for the quarter ended April 1, 2006, as a subsequent event due to the settlement occurring prior to the filing of our Form 10-Q.
We are a defendant or plaintiff in various actions that arose in the normal course of business. We believe that the ultimate disposition of these other matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.
15. OPERATING SEGMENTS
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual and interim financial statements. It also established standards for related disclosures about products and services, major customers and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
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

Segment information for the periods presented is as follows (in thousands):

	Three Months Ended July 1, 2006			Six Months Ended July 1, 2006
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Total	Group	Group	Total
Sales to unaffiliated customers	$380,333	$29,740	$410,073	$724,425	$51,554	$775,979

Operating income	$71,932	$3,223	$75,155	$100,813	$3,738	$104,551

Long-lived assets	$382,423	$17,255	$399,678	$382,423	$17,255	$399,678
All other identifiable assets	1,629,648	187,807	1,817,455	1,629,648	187,807	1,817,455

Total assets	$2,012,071	$205,062	$2,217,133	$2,012,071	$205,062	$2,217,133

	Three Months Ended July 2, 2005			Six Months Ended July 2, 2005
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Total	Group	Group	Total
Sales to unaffiliated customers	$307,345	$22,240	$329,585	$610,523	$58,802	$669,325

Operating income	$39,695	$4,104	$43,799	$73,593	$10,267	$83,860

Long-lived assets	$441,957	$15,562	$457,519	$441,957	$15,562	$457,519
All other identifiable assets	1,748,999	175,147	1,924,146	1,748,999	175,147	1,924,146

Total assets	$2,190,956	$190,709	$2,381,665	$2,190,956	$190,709	$2,381,665

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation: the cyclicality of the semiconductor industry; anticipated dates for required compliance with certain accounting policies; our estimated amortization expense for each of the next five fiscal years; the fact that we do not anticipate recording significant intangible assets as a result of the acquisition of Voumard Machine Co. SA; our intention to report changes related to the allocation of assets acquired and liabilities assumed with respect to the acquisition of Voumard Machine Co. SA and our expectation that the final purchase price allocation will not differ significantly from our preliminary allocation; the payment of our future rent obligations through 2017; our estimates of reduced expenses as a result of our restructuring plans; our goal to use our expertise to increase our market share and strengthen our position as a leading supplier of semiconductor process equipment; our endeavor to provide our customers with highly reliable products; our efforts to continue to deliver innovative products; our expectation that net orders will continue to vary; our plan to continue to focus on expanding our market presence in Asia; our belief that significant additional growth potential exists in the Asia region over the long term; our ongoing endeavor to improve gross margins; our continued outsourcing of manufacturing functions; our anticipation it will take an excess of one year to close the sale of assets associated with our restructuring plan to dispose of certain owned facilities located in San Jose, California; our continued belief that we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our research and development and warranty costs is required to maintain or capture a position in the market; our belief that most of the Company’s deferred tax assets will be realized due to anticipated future income; the fact that we do not anticipate paying any cash dividends in the foreseeable future; our expectation that the hedge of forecasted intercompany transactions will offset potential changes to cash flows; our expectation that unrecognized compensation costs in the amount of $31.9 million related to unvested stock options will be recognized over a weighted average period of 2.4 years; our expectation that unrecognized compensation costs in the amount of $15.8 million related to restricted stock awards will be recognized over a weighted average period of 2.4 years; our expectation that unrecognized compensation costs in the amount of $0.8 million related to the ESPP will be fully recognized during the next two fiscal quarters; our intention to maintain close relationships with our customers in order to remain responsive to their product needs; an increasingly global market; our expectation that significant fluctuations in our quarterly operating results will continue; our expectation that a few customers will continue to account for a high percentage of our net sales in the foreseeable future; our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology; our expectation that our future profitability will be reduced as a result of requirements of SFAS 123(R); our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the Derivative litigation matters are without merit; our belief that the ultimate outcome of actions that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations.
Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: unanticipated trends with respect to the cyclicality of the semiconductor industry; inaccurate calculations regarding the allocation of assets acquired and liabilities assumed in connection with acquisitions; an increase in the number of competitors; our inability to compete with the greater financial, marketing and technical capabilities of certain competitors; inaccurate valuation of the assumptions underlying our estimated amortization expense for each of the next five fiscal years; unintended defaults in payment of our future rent obligations under our restructuring plans; unanticipated difficulties in implementing and inability to realize savings from our restructuring plans; sustained decrease in or leveling off of customer demand; inability to anticipate cyclical changes in customers’ capacity utilization and demand; a shift in focus away from expansion of our market presence in Asia in response to slower economic development in the region; the negative impact of higher cost of services and ineffective pricing techniques on gross margins; inability to realize efficiencies from outsourcing; sustained technical and performance difficulties of our products; our inability to allocate substantial resources to R&D; inability to develop and timely introduce new and enhanced products; inaccuracies in management’s assessment of the amount of the Company’s valuation allowance for deferred tax assets; inaccurate calculations with respect to unrecognized compensation costs; inability to accurately assess the changing product needs of our customers; loss of a major customer; inaccuracies in our estimates of costs associated with compensation charges resulting from the adoption of SFAS 123(R); inadequate efforts to develop the necessary patents and trade secrets to protect our proprietary technology; unanticipated need for additional liquid assets in the next twelve months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition or results of operations; inherent uncertainty in the outcome of litigation matters; and our potential inability to enforce our patents and protect our trade secrets.
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
Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers with an understanding of our business. The following are included in our MD&A:
•	Overview of our Business and Industry;

•	Results of Operations;

•	Critical Accounting Policies;

•	Liquidity and Capital Resources; and

•	Risk Factors.
Overview of Our Business and Industry
We are a global supplier of semiconductor processing equipment used in the fabrication of integrated circuits. We develop, manufacture, sell and service equipment used by manufacturers of integrated circuits, or chips, who either incorporate the chips in their own products or sell the chips to other companies for use in electronic devices. We also are a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization. Our goal is to use our expertise to increase our market share and strengthen our position in the markets we serve. To accomplish this, we endeavor to provide our customers with highly reliable products which help them compete effectively in their business by reducing their costs and increasing their productivity.
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
The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share information):

	Quarterly Financial Data
	2006		2005
	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$410,073	$365,906	$332,268	$338,878	$329,585	$339,740
Gross profit	$204,764	$167,540	$140,501	$147,194	$157,562	$153,869
Net income	$52,705	$24,717	$22,990	$23,415	$33,231	$30,471
Diluted net income per share	$0.42	$0.19	$0.17	$0.17	$0.24	$0.22
Net orders	$457,545	$416,710	$351,018	$286,929	$309,214	$301,594
The semiconductor equipment industry is subject to cyclical conditions which play a major role in demand, as defined by net orders. Order fluctuations, in turn, affect our net sales. In 2005, demand for our products was volatile. In the first quarter of 2005, we experienced a sequential decrease in net orders of 9%, followed by a sequential increase of 3% in the second quarter, and a sequential decrease of 7% in the third quarter. In the fourth quarter of 2005, demand for our products began to increase and we experienced a sequential increase in net orders of 22%, followed by sequential increases of 19% and 10% in the first and second quarters of 2006, respectively. During the first half of 2006, we continued to benefit from the net order growth that commenced in the fourth quarter of 2005, which was driven primarily by increases in the utilization of our customer’s production capacity. Due to the cyclical conditions in our industry, we expect that net orders will continue to vary sequentially.
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

The following table summarizes the stock-based compensation expense for stock options, restricted stock and our ESPP (in thousands):

	Three Months Ended			Six Months Ended
	July 1, 2006	April 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(1)	(3)	(2)	(1)	(2)
Cost of sales	$538	$308	$184	$846	$396
Selling, general and administrative	5,590	5,439	540	11,029	1,165
Research and development	2,664	3,061	325	5,725	701

Stock-based compensation expense before income taxes	$8,792	$8,808	$1,049	$17,600	$2,262

(1)	Amounts include amortization expense related to stock options of $6.5 million and $12.9 million, ESPP of $0.6 million and $1.2 million, and restricted stock awards of $1.7 million and $3.5 million for the three and six months ended July 1, 2006, respectively.

(2)	Amounts include amortization expense related to restricted stock awards of $1.0 million and $2.3 million for the three and six months ended July 2, 2005, respectively.

(3)	Amounts include amortization expense related to stock options of $6.5 million, ESPP of $0.6 million, and restricted stock awards of $1.7 million.
Net Sales

	Three Months Ended			Six Months Ended
	July 1, 2006	April 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(in thousands, except percentages)
Net sales	$410,073	$365,906	$329,585	$775,979	$669,325
International net sales %	71%	66%	76%	69%	74%
Net sales during the three and six months ended July 1, 2006 increased by $80.5 million and $106.7 million, respectively, compared to the prior year comparable periods. This net increase for the quarter is comprised of an increase of $73.0 million in the Semiconductor Group and an increase of $7.5 million in the Industrial Applications Group. This net increase for the six months is comprised of an increase of $113.9 million in the Semiconductor Group offset by a decrease of $7.2 million in the Industrial Applications Group. The increase in net sales in the Semiconductor Group is primarily attributable to higher volumes resulting from increased production capacity demands on our customers.
Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Three Months Ended			Six Months Ended
	July 1, 2006	April 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
North America	29%	34%	24%	31%	26%
Europe	9%	7%	8%	8%	9%
Asia	62%	59%	68%	61%	65%
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

Gross Profit

	Three Months Ended			Six Months Ended
	July 1, 2006	April 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(in thousands, except percentages)
Gross profit	$204,764	$167,540	$157,562	$372,304	$311,431
% of net sales	50%	46%	48%	48%	47%
Our gross profit is affected by the treatment of certain product sales in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”). For these sales, we recognize all of a product’s cost upon shipment even though a portion of a product’s revenue may be deferred until final payment is due, typically upon customer acceptance.
The gross profit percentage in the quarter ended July 1, 2006 increased from the quarter ended July 2, 2005. The increase is primarily attributable to the improvements in warranty costs and higher levels of absorption partially offset by increased stock-based compensation expense due to the adoption of SFAS 123(R). The adoption of Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), positively impacted gross margin by approximately $2.6 million, due to increased absorption, for the six months ended July 1, 2006.
We are focused on continuing to improve our gross margins. This process involves continuing our focus on reducing installation and warranty costs, improving our product differentiation in the marketplace, working with our vendors to minimize costs, reviewing our current and future anticipated facility requirements to determine if facility reduction is necessary to achieve greater economies of scale, and continuing to outsource to take full advantage of available highly efficient manufacturing. The effort to make sustainable improvement in gross margins is an ongoing endeavor.
Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	July 1, 2006	April 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(in thousands, except percentages)
SG&A expense	$66,311	$58,482	$50,325	$124,793	$102,085
% of net sales	16%	16%	15%	16%	15%
SG&A expense includes compensation and benefits for corporate, financial, marketing, and administrative personnel as well as travel expenses and professional fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions. The increase in SG&A expense, in absolute dollars, for the three and six months ended July 1, 2006 from the prior year comparable periods is primarily due to increased stock-based compensation expense, which reflects our adoption of SFAS 123(R), and increased compensation and employee-related benefits, which includes employee profit sharing. Our SG&A expense for the three and six months ended July 2, 2005 was positively impacted by the reduction of our allowance for doubtful accounts by $6.1 million based upon management’s ongoing analysis of reserves for doubtful accounts.
Research and Development (R&D)

	Three Months Ended			Six Months Ended
	July 1, 2006	April 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(in thousands, except percentages)
R&D expense	$63,298	$63,783	$63,512	$127,081	$125,560
% of net sales	15%	17%	19%	16%	19%
R&D expense includes compensation and benefits for our research and development personnel, project materials, chemicals and other direct expenses incurred in product and technology development. Also included are expenses for equipment repairs and maintenance, rents, utilities and depreciation. R&D expense remained fairly stable, in absolute dollars, for the three and six months ended July 1, 2006 from the prior year comparable periods. Increases in stock-based compensation expenses, which reflects our adoption of SFAS 123(R), and increased compensation and employee-related benefits, were offset by the realization of certain restructuring benefits and by reduced spending on R&D initiatives.

Restructuring and Other Charges

	Three Months Ended			Six Months Ended
	July 1, 2006	April 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(in thousands, except percentages)
Restructuring and other charges	$—	$12,629	$(74)	$12,629	$(74)
% of net sales	—%	3%	Less than 1%	2%	Less than 1%
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
During the first quarter of 2006, we implemented a restructuring plan to dispose of certain owned facilities located in San Jose, California. As the anticipated period to close the sale of these assets is in excess of one year, the facilities did not qualify as held for sale at the end of the quarter. However, we did consider the change in planned use of the facilities as an indicator of impairment and determined that two of the properties were impaired. As a result, we recorded impairment charges of $8.9 million to write these two facilities down to their estimated fair value during the quarter ended April 1, 2006. The other properties were not impacted as our analysis did not indicate an impairment.
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
Legal Settlement

	Three Months Ended			Six Months Ended
	July 1, 2006	April 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(in thousands, except percentages)
Legal settlement	$—	$3,250	$—	$3,250	$—
% of net sales	—%	1%	—%	Less than 1%	—%
During the quarter ended April 1, 2006, we recorded a charge of $3.3 million to settle a customer indemnity claim. We incurred no such charges in the other periods presented.
We are a defendant or plaintiff in various actions that have arisen in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or overall trends in our results of operations.
Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	July 1, 2006	April 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(in thousands, except percentages)
Interest and other income, net	$7,611	$6,079	$3,674	$13,690	$7,143
% of net sales	2%	2%	1%	2%	1%
Interest and other income, net, includes interest income, interest expense and other non-operating items. The increase in interest and other income, net, in absolute dollars for the three and six months ended July 1, 2006 compared to the prior year comparable periods consists primarily of increased interest income due to higher yields on interest-bearing securities and gains associated with transactions designated in a currency other than the U.S. dollar.
Income Taxes
Our effective tax rate was 36.3% and 30.0% for the three months ended July 1, 2006 and July 2, 2005, respectively. Our effective tax rate was 35.3% and 30.0% for the six months ended July 1, 2006 and July 2, 2005, respectively. The difference in the effective tax rates in 2006 as compared to 2005 is primarily due to increased profits before taxes, further decreases in federal export incentives, expiration of the federal research and development credit and tax benefits from our restructuring charges in the first quarter of 2006. Our future effective income tax rate depends on various factors, such as the Company’s profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income, and non-deductible expenses incurred in connection with acquisitions.
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
Revenue Recognition
We recognize revenue in accordance with SAB 104. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured.
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
Installation services are not essential to the functionality of the delivered equipment. In accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables,” we allocate revenue based on the residual method as a fair value has been established for installation services. However, since final payment is not typically billable until customer acceptance, we defer revenue for the final payment until customer acceptance.
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
Deferred Tax Assets
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of July 1, 2006, we had approximately $122.1 million of deferred tax assets, net of a valuation allowance of $57.0 million principally related to acquired net operating loss carryforwards and foreign tax credits that are not realizable until 2009 and beyond. The valuation allowance includes $38.5 million related to acquired deferred tax assets of SpeedFam-IPEC, which will be credited to goodwill when realized and $12.9 million related to stock option deductions, which will be credited to equity when realized. Management believes the majority of deferred tax assets will be realized due to anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an increase to the valuation allowance for deferred tax assets would decrease income in the period in which such determination is made.
Warranty Obligations
Our warranty policy generally states that we will provide warranty coverage for a predetermined amount of time on systems and modules for material and labor to repair and service the equipment. We record the estimated cost of warranty coverage to cost of sales upon system shipment. The estimated cost of warranty is determined by the warranty term, as well as the average historical labor and material costs for a specific product. Should actual product failure rates or material usage differ from our estimates, revisions to the estimated warranty liability may be required. These revisions could have a positive or negative impact on gross profit. In the past, we have experienced a decline in our gross margins, partly as a result of changes in our liability for pre-existing warranties. These adverse changes to our liability may occur again, causing negative affects on our future operating results. We review the actual product failure rates and material usage rates on a quarterly basis and adjust our warranty liability as necessary.
Accounting for Stock-Based Compensation
Prior to January 1, 2006, we accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). With the exception of certain options assumed in acquisitions and grants of restricted stock awards, we generally recorded no stock-based compensation expenses during periods prior to January 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share as if we had applied the fair value based method in measuring compensation expense for our stock-based compensation programs. Under SFAS 123, we elected to calculate our compensation expense by applying the Black-Scholes valuation model, applying the graded vesting expense attribution method and recognizing forfeited awards in the period that they occurred.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and six months ended July 1, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123(R), we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after January 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123(R), we use an accelerated expense attribution method. Results in prior periods have not been restated.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 3, “Stock-Based Compensation,” to the condensed consolidated financial statements. We estimate the expected term of options granted based on the history of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant. We estimate the volatility of our common stock at the date of grant based on a combination of historical and implied volatilities, consistent with SFAS 123(R) and SEC SAB No. 107. Prior to the adoption of SFAS 123(R), we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after January 1, 2006, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.
Restructuring and Impairment Charges
Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Restructuring activities after December 31, 2002 have since been recorded under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”); SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” and SEC SAB 100, “Restructuring and Impairment Charges” (“SAB 100”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved.
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
Foreign Exchange Contracts
To address increasing international growth and related currency risks, the Company expanded its foreign currency exposure management policy in the second quarter of 2006 to include the Company’s net investment in certain foreign currency functional subsidiaries. The Company’s policy is to enter into foreign exchange forward contracts with maturities of less than 12 months to mitigate the impact of currency fluctuations on existing non-functional currency monetary asset and liability balances; probable anticipated system sales denominated in yen; and the Company’s net investment in certain foreign functional subsidiaries. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) all derivatives are recorded on the balance sheet at fair value.
Cash Flow Hedging – The Company designates and documents foreign exchange forward contracts to hedge the margin on transactions where costs are U.S. dollar denominated and the related revenues are generated in Japanese Yen as cash flow hedges. The Company evaluates and calculates each hedge’s effectiveness at least quarterly using the dollar offset method, comparing the change in the forward contract’s fair value on a spot to spot basis to the spot to spot change in the anticipated transaction. The effective change is recorded in other comprehensive income until the system related cost of sales are recognized. The Company records any ineffectiveness, along with the excluded time value of the forward contracts in cost of sales on its consolidated statement of operations, which was approximately $0.5 million in the second quarter of 2006. In the event it becomes probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from Other Comprehensive Income (“OCI”) to Other Income (Expense).
Net Investment Hedging – In the second quarter of 2006 the Company began to hedge its net investment in certain foreign subsidiaries to reduce economic currency risk. The foreign exchange forward contracts used to hedge this exposure are designated and documented as net investment hedges. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective (as defined) when currency pairs and notional amounts on the forwards are properly aligned with the subsidiaries net investment. Changes in the spot to spot value of the derivative are recorded in the equity section of the financial statements as Foreign Currency Translation Adjustment. Ineffectiveness, if any, along with the excluded time value of the forward contracts are recorded in Other Income (Expense), and was approximately $0.3 million in the second quarter of 2006. Derivative losses included in the equity account in the second quarter of 2006 were $1.3 million. The Company did not hedge this exposure prior to March 31, 2006.
Non-Designated Hedges – The Company enters into forward foreign exchange contracts to hedge intercompany balances denominated in currencies other than the U.S. dollar that are remeasured each period in income. The maturities of these instruments are generally less than 12 months. These contracts do not require special hedge accounting treatment under SFAS 133 as the gains or losses are recorded in other income (expense) each period where they are expected to substantially offset the remeasurement gain or loss on the intercompany balances.
Liquidity and Capital Resources
We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of cash at July 1, 2006 consisted of $523.5 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $125.7 million from $649.2 million at December 31, 2005. The decrease was due primarily to repurchases of common stock of $239.9 million offset by net cash provided by operating activities of $122.6 million.
Net cash provided by operating activities during the six months ended July 1, 2006 was $122.6 million. This amount consisted primarily of $77.4 million provided by net income, adjusted for non-cash items of approximately $59.0 million. The net changes in working capital accounts used was approximately $13.9 million.
Net cash provided by investing activities for the six months ended July 1, 2006 was $128.5 million, which consisted primarily of net sales and maturities of short-term investments of $153.6 million, offset primarily by capital expenditures of $20.9 million. As of July 1, 2006, we had no significant commitments to purchase property or equipment.
Net cash used in financing activities for the six months ended July 1, 2006 was $226.7 million. This amount consisted primarily of repurchases of common stock of $239.9 million and net payments on long-term debt of $4.4 million, offset by proceeds from employee stock compensation plans of $9.5 million and an excess tax benefit of $7.4 million.
Effective June 25, 2004, two of our European subsidiaries entered into a credit arrangement that allowed for borrowings of up to $153.1 million. On June 28, 2004, we borrowed the entire amount available to fund the acquisition of Peter Wolters AG and for general corporate purposes. Borrowings are secured by cash or marketable securities on deposit and included within restricted cash on the consolidated balance sheet. As of July 1, 2006, $126.6 million of the loan was outstanding. All borrowings under the credit arrangement are due and payable on or before June 28, 2009.
In November 2005, we acquired 90% of the outstanding stock of Voumard Machine Co. SA, based in Neuchâtel, Switzerland. Voumard has a credit arrangement that allows borrowings up to $1.3 million. As of July 1, 2006, the entire amount was outstanding and is payable on or before December 31, 2037.
Our subsidiaries in Asia and Europe have lines of credit with various banks with total borrowing capacity of $51.8 million. The lines of credit bear interest at various rates, expire on various dates through March 2007 and can be used for general operating purposes. Borrowings of $16.5 million were outstanding under these credit facilities as of July 1, 2006.
During the quarter ended July 1, 2006, we entered into a credit agreement that provides for unsecured borrowings of $50.0 million. No amount was outstanding under this agreement as of July 1, 2006.
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
ITEM 4: CONTROLS AND PROCEDURES
Quarterly Evaluation of Our Disclosure Controls and Internal Controls
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission, or the SEC, require that in this section of the Quarterly Report on Form 10-Q, we present the conclusions of the Chief Executive Officer and the Chief Financial Officer about the effectiveness of our disclosure controls and internal controls for financial reporting based on and as of the date of the controls evaluation.
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
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The following identified the litigation matters for which a material development has occurred during the quarter ended July 1, 2006. For more detailed information on litigation matters outstanding please see Item 3 “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Derivative Litigation
     Teitelbaum v. Hill et al. On May 31, 2006, a complaint titled “Joshua Teitelbaum, in the right of and for the benefit of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, D. James Guzy, Tom Long, Robert H. Smith, Neil R. Bonke, Youssef A. El-Mansy, J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert A. Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court, Northern District of California, Case No. C-06-3514. The complaint alleges that, when granting stock options to executives, the Company’s stock option dating practices caused a diversion of assets from the Company to the executives and caused the Company to make false and misleading statements to the SEC. The complaint also alleges, among other things, violations of sections 10(b) and 14(a) of the Securities Exchange Act of 1934 (the “Exhange Act”), breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, and unjust enrichment. The complaint seeks unspecified monetary damages and other relief against the defendants. The Company has, through outside counsel, conducted an inquiry into each of the option grants referenced in the complaint. As a result of this inquiry, the Company and its Board of Directors believe the claims are without merit.
     Alaska Electrical Pension Fund v. Hill et al. On June 21, 2006, a complaint titled “Alaska Electrical Pension Fund, on behalf of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, William H. Kurtz, Neil R. Bonke, Youssef A. El-Mansy, J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court for the Northern District of California, Case No. C-06-3870. The complaint alleges, among other things, violations of sections 10(b), 14(a), and 20(a) of the Exchange Act, breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement, corporate waste, and unjust enrichment. The complaint seeks unspecified monetary damages and other relief against the defendants. The Company has, through outside counsel, conducted an inquiry into each of the option grants referenced in the complaint. As a result of this inquiry, the Company and its Board of Directors believe the claims are without merit.
     Customer Indemnity Claim Settlement
During the quarter ended July 1, 2006, we reached an agreement to settle a customer indemnity claim. The cost of this settlement, $3.3 million, was included in the results of operations for the quarter ended April 1, 2006, as a subsequent event due to the settlement occurring prior to the filing of our Form 10-Q.

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
Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand is accelerating, rendering the global semiconductor industry increasingly volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees and maintain a stable management team. Our inventory levels during periods of reduced demand have at times been higher than optimal. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. In each of the years 2001 through 2006, we have implemented restructuring plans to align our business with fluctuating conditions. Future restructuring plans may be required to respond to future changes. Net orders and net sales may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. We experienced a downturn in demand in the first quarter of 2005, with a slight increase in the second quarter of 2005, a decrease in the third quarter of 2005 and increases in the fourth quarter of 2005 through the second quarter of 2006. We cannot provide any assurance that this increase will be sustainable, and our net sales and operating results may be adversely affected if demand does not continue to grow and if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.
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
We are subject to litigation proceedings that could adversely affect our business.
Intellectual Property Litigation
We have been and may in the future be subject to various legal proceedings, including claims that involve possible infringement of intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation matters, and there can be no assurance that we will prevail in any matters. Any such litigation could result in substantial cost and diversion of the efforts of our technical and management personnel, which could have a material adverse effect on our business, financial condition and operating results. If we are unable to successfully defend against such claims, we could be required to expend significant resources to develop alternative non-infringing technology or to obtain a license to the subject technology. There is no guarantee that we will be successful with such development, nor that such license will be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products, which could materially adversely affect our business, financial condition and operating results.
Derivative Litigation
We and certain of our current and former officers and directors have been named as defendants in two derivative lawsuits claiming violations of the Exchange Act in connection with our stock option dating practices. See Part II, Item 1 “Legal Proceedings” for a description of the claims brought against us. The results of these types of complex legal proceedings are difficult to predict. Moreover, the complaints filed against us do not specify the amount of damages that the plaintiffs seek, and we are therefore unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. If resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and operating results. These matters and any other derivative litigation matters in which we may be involved, could result in substantial costs to us and a diversion of our management’s attention and resources, which could materially adversely affect our business, financial condition and operating results.
Other Litigation
In addition to the litigation risks mentioned above, it is possible that, in the ordinary course of business, we could be subject to legal claims or proceedings related to securities, employment, customer or third party contracts, environmental regulations, product liability or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could materially adversely affect our business, financial condition and operating results. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages or refrain from certain activities, which could have a material adverse impact on our business, financial condition and operating results.

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
To comply with the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as new rules subsequently implemented by the SEC and adopted by The Nasdaq Stock Market in response to Sarbanes-Oxley, we have made changes to our financial reporting, securities disclosure and corporate governance practices. In 2005, we incurred increased legal and financial compliance costs due to these new and evolving rules, regulations, and listing requirements, and management time and resources were re-directed to ensure current and implement future compliance initiatives. These rules may make it more difficult for us to attract and retain qualified executive officers and members of our Board of Directors, particularly to serve on our audit committee, as well as make it more costly to obtain liability insurance coverage for our officers and directors.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Company Securities

Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
			as Part of	that May yet
	Total	Average	Publicly	be Purchased
	Number	Price	Announced	Under the
	of Shares	Paid	Plans or	Plans or
Period	Purchased (1)	Per Share	Programs	Programs
April 2, 2006 to May 6, 2006	3,499,087	$24.57	3,499,087	$709.1 million
May 7, 2006 to June 3, 2006	3,673,000	$23.37	3,673,000	$623.3 million
June 4, 2006 to July 1, 2006	—	$—	—	$623.3 million

Total	7,172,087	$23.96	7,172,087	$623.3 million

(1)	All shares were purchased pursuant to a publicly announced plan.
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
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Novellus’ Annual Meeting of Shareholders, held on May 17, 2006, the following proposals were voted on by the Shareholders as noted below:
1. Election of Directors.

Name of Nominee	In Favor	Withheld
Richard S. Hill	109,161,248	4,127,076
Neil R. Bonke	111,207,664	2,080,660
Youssef A. El-Mansy	102,718,939	10,569,385
J. David Litster	102,130,087	11,158,237
Yoshio Nishi	102,724,088	10,564,236
Glen G. Possley	109,393,351	3,894,973
Ann D. Rhoads	111,221,733	2,066,591
William R. Spivey	101,647,316	11,641,008
Delbert A. Whitaker	111,213,041	2,075,283

2. Ratification of the appointment of Ernst & Young LLP as the independent auditors of Novellus for the fiscal year ending December 31, 2006.

In Favor	Opposed	Abstained
109,706,052	2,937,675	644,597
3. Shareholder proposal regarding executive compensation.

In Favor	Opposed	Abstained
44,650,857	40,144,341	937,010
ITEM 6: EXHIBITS
(a) Exhibits
31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 9, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 9, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 9, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 9, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.
By:	/s/ William H. Kurtz
William H. Kurtz
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
August 9, 2006

EXHIBIT INDEX

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 9, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 9, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 9, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 9, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.