Form 10-Q
period 2006-09-30
NOVELLUS SYSTEMS INC
filed 2006-11-09
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2006, 123,603,945 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$444,032	$338,878	$1,220,011	$1,008,203
Cost of sales	217,507	191,684	621,182	549,578

Gross profit	226,525	147,194	598,829	458,625
Operating expenses:
Selling, general and administrative	67,664	53,365	192,457	155,450
Research and development	60,645	61,263	187,726	186,823
Restructuring and other charges	—	3,361	12,629	3,287
Legal settlement	—	—	3,250	—

Total operating expenses	128,309	117,989	396,062	345,560

Operating income	98,216	29,205	202,767	113,065
Interest income, net	6,044	4,596	16,244	11,943
Other income (loss), net	3,530	(2,191)	7,020	(2,395)

Interest and other income, net	9,574	2,405	23,264	9,548

Income before provision for income taxes and cumulative effect of a change in accounting principle	107,790	31,610	226,031	122,613
Provision for income taxes	37,770	8,195	79,537	35,496

Income before cumulative effect of a change in accounting principle	70,020	23,415	146,494	87,117
Cumulative effect of a change in accounting principle, net of tax of $594	—	—	948	—

Net income	$70,020	$23,415	$147,442	$87,117

Net income per share:
Basic:
Income before cumulative effect of a change in accounting principle	$0.57	$0.17	$1.16	$0.63
Cumulative effect of a change in accounting principle	—	—	0.01	—

Basic net income per share	$0.57	$0.17	$1.17	$0.63

Diluted:
Income before cumulative effect of a change in accounting principle	$0.57	$0.17	$1.15	$0.62
Cumulative effect of a change in accounting principle	—	—	0.01	—

Diluted net income per share	$0.57	$0.17	$1.16	$0.62

Shares used in basic per share calculations	122,150	137,848	126,125	138,602

Shares used in diluted per share calculations	123,357	138,895	127,177	139,646

See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,499	$40,403
Short-term investments	579,289	608,837
Accounts receivable, net	410,512	397,534
Inventories	198,425	193,787
Deferred tax assets, net	90,682	88,563
Assets held for sale	22,088	—
Prepaid and other current assets	14,750	34,388

Total current assets	1,399,245	1,363,512
Property and equipment, net	369,839	423,749
Restricted cash and cash equivalents	144,857	140,212
Goodwill	259,838	255,584
Intangibles and other assets	112,326	107,192

Total assets	$2,286,105	$2,290,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,086	$83,710
Accrued payroll and related expenses	72,386	57,450
Accrued warranty	57,520	54,553
Other accrued liabilities	56,107	58,271
Income taxes payable	7,417	5,898
Deferred profit	74,506	68,718
Current obligations under lines of credit	24,681	15,744

Total current liabilities	374,703	344,344
Long-term debt	127,010	124,858
Other non-current liabilities	43,469	41,764

Total liabilities	545,182	510,966

Shareholders’ equity:
Common stock	1,343,133	1,393,805
Retained earnings	395,622	388,015
Accumulated other comprehensive income (loss)	2,168	(2,537)

Total shareholders’ equity	1,740,923	1,779,283

Total liabilities and shareholders’ equity	$2,286,105	$2,290,249

*	Amounts as of December 31, 2005 are derived from the December 31, 2005 audited financial statements
See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Net income	$147,442	$87,117
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	1,834	663
Non-cash portion of restructuring and other charges	10,199	8,538
Depreciation and amortization	53,754	62,772
Deferred income taxes	1,488	9,963
Stock-based compensation	26,760	2,700
Tax benefit from equity awards	18,297	—
Excess tax benefit from stock-based compensation	(11,067)	—
Cumulative effect of a change in accounting principle	(1,542)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,484)	38,089
Inventories	(13,275)	31,328
Prepaid and other assets	14,575	(4,800)
Accounts payable	(2,009)	(17,019)
Accrued payroll and related expenses	18,137	(6,151)
Accrued warranty	2,764	3,812
Other accrued liabilities	(2,197)	(4,407)
Income taxes payable	4,422	5,038
Deferred profit	5,710	(1,091)

Net cash provided by operating activities	263,808	216,552

Cash flows from investing activities:
Proceeds from sales of short-term investments	384,113	277,839
Proceeds from maturities of short-term investments	154,711	125,674
Purchases of short-term investments	(505,103)	(614,906)
Capital expenditures	(28,255)	(35,691)
Proceeds from sale of property and equipment	626	2,676
Decrease (increase) in other assets	(353)	(1,694)
Decrease (increase) in restricted cash and cash equivalents	(4,645)	28,163

Net cash provided by (used in) investing activities	1,094	(217,939)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	11,747	26,920
Proceeds from lines of credit, net	9,207	3,207
Payments on long-term debt	(6,955)	(19,838)
Repurchases of common stock	(249,864)	(82,791)
Excess tax benefit from stock-based compensation	11,067	—

Net cash provided by (used in) financing activities	(224,798)	(72,502)

Effects of exchange rate changes on cash and cash equivalents	2,992	6,303
Net change in cash and cash equivalents	43,096	(67,586)

Cash and cash equivalents at beginning of period	40,403	106,117

Cash and cash equivalents at end of period	$83,499	$38,531

See accompanying notes to condensed consolidated financial statements.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or “U.S. GAAP,” for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. The Company evaluates estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, goodwill and other intangible assets, warranty obligations, restructuring and impairment charges, contingencies and litigation, and stock-based compensation. The Company bases estimates on historical experience and on other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s intent is to accurately state assets given facts known at the time of valuation. The Company’s assumptions may prove incorrect as facts change in the future. Actual results may differ from these estimates under different assumptions or conditions.
The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of wholly-owned subsidiaries after the elimination of all significant intercompany account balances and transactions.
Allowance for Doubtful Accounts
The Company evaluates allowance for doubtful accounts based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company provides a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. The Company charges accounts receivable balances against allowance for doubtful accounts once the Company has concluded collection efforts. The Company maintained an allowance for doubtful accounts of $1.9 million and $1.0 million at September 30, 2006 and December 31, 2005, respectively.
Derivatives
To address increasing international growth and related currency risks, the Company expanded its foreign currency exposure management policy in the second quarter of 2006 to include the Company’s net investment in certain foreign currency functional subsidiaries. The Company’s policy is to enter into foreign exchange forward contracts with maturities of less than 12 months to mitigate the impact of currency fluctuations on existing non-functional currency monetary asset and liability balances; probable anticipated system sales denominated in yen; and the Company’s net investment in certain subsidiaries with foreign functional currencies. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) all derivatives are recorded on the balance sheet at fair value.
Cash Flow Hedging – The Company designates and documents foreign exchange forward contracts to hedge the margin on transactions where costs are U.S. dollar denominated and the related revenues are generated in Japanese Yen as cash flow hedges. The Company evaluates and calculates each hedge’s effectiveness at least quarterly using the dollar offset method, comparing the change in the forward contract’s fair value on a spot to spot basis to the spot to spot change in the anticipated transaction. The effective change is recorded in other comprehensive income until the system related cost of sales are recognized. The Company records any ineffectiveness, along with the excluded time value of the forward contracts in cost of sales on its consolidated statement of operations, which was approximately $0.6 million in the third quarter of 2006. In the event it becomes probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from Other Comprehensive Income (“OCI”) to Other Income (Expense).

The following table summarizes the impact of cash flow hedges on OCI (pre-tax) during the third quarter of 2006 (in thousands).

Balance as of July 1, 2006	$1,820
Net change on cash flow hedges	184
Reclassification to cost of sales	(958)

Balance as of September 30, 2006 — net gain	$1,046

The Company anticipates reclassifying the entire gain/loss in OCI to earnings within 12 months.
Net Investment Hedging – In the second quarter of 2006 the Company began to hedge its net investment in certain foreign subsidiaries to reduce economic currency risk. The foreign exchange forward contracts used to hedge this exposure are designated and documented as net investment hedges. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective (as defined) when currency pairs and notional amounts on the forwards are properly aligned with the subsidiaries net investment. Changes in the spot to spot value of the derivative are recorded in the equity section of the financial statements as Foreign Currency Translation Adjustment. Ineffectiveness, if any, along with the excluded time value of the forward contracts are recorded in Other Income (Expense), and was approximately $0.2 million in the third quarter of 2006. Derivative losses included in the equity account in the third quarter of 2006 were $0.4 million. The Company did not hedge this exposure prior to March 31, 2006.
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
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). The standard clarifies that certain abnormal amounts be expensed as incurred, rather than included as a cost of inventory. SFAS 151 also requires that the allocation of fixed overhead costs to inventory be based upon a normal production capacity. The Company adopted the standard effective January 1, 2006, which resulted in an increased carrying value of inventory and decreased cost of sales of approximately $1.6 million, net of tax, or $0.01 per diluted share for the nine months ended September 30, 2006.
In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”), which clarifies the accounting for compensated absences known as a sabbatical leave whereby the employee is entitled to paid time off after working for an entity for a specified period of time. The provisions of EITF 06-2 are effective for us as of January 1, 2007. The Company is currently evaluating the impact of adopting EITF 06-2 on its condensed consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies. The provisions of FIN 48 are effective for us as of January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value. Also, SFAS 157 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of SFAS 158 on its condensed consolidated financial statements.
2. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards.
Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of unvested restricted stock awards, outstanding options and shares issuable under the Company’s stock incentive plans and employee stock purchase plan (“ESPP”) using the treasury stock method.
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Numerator:
Net income	$70,020	$23,415	$147,442	$87,117

Denominator:
Basic weighted-average shares outstanding	122,150	137,848	126,125	138,602
Employee stock options and other	1,207	1,047	1,052	1,044

Diluted weighted-average shares outstanding	123,357	138,895	127,177	139,646

Basic net income per share	$0.57	$0.17	$1.17	$0.63
Diluted net income per share	$0.57	$0.17	$1.16	$0.62
Weighted-average options to purchase approximately 18.8 million and 21.7 million shares of common stock at a weighted-average exercise price of $33.56 and $32.79 per share were outstanding for the three and nine months ended September 30, 2006, respectively. Weighted-average options to purchase approximately 19.1 million and 20.2 million shares of common stock at a weighted-average exercise price of $34.96 and $35.10 per share were outstanding for the three and nine months ended October 1, 2005, respectively. These options were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive. Restricted stock awards representing 0.2 million weighted-average shares were excluded from the computation of diluted shares outstanding for both the three and nine months ended September 30, 2006, respectively, as the shares were subject to performance conditions that had not been met.
3. STOCK-BASED COMPENSATION
     Adoption of SFAS 123(R)
The Company has adopted several stock plans that provide equity instruments to its employees and non-employee directors. The Company’s plans include incentive and non-statutory stock options and restricted stock awards. Stock options generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date. Restricted stock awards generally vest over a five-year period, excluding certain awards that vest upon the achievement of specific revenue performance targets. The Company’s ESPP allows qualified employees to purchase Company shares at 85% of the fair market value on specified dates.

Prior to January 1, 2006, the Company accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). With the exception of certain options assumed in acquisitions and grants of restricted stock awards, the Company generally recorded no stock-based compensation expenses during periods prior to January 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The Company also recorded no compensation expense in connection with ESPP as it qualified as a non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), later in this Note 3 the Company discloses net income and net income per share for the three and nine months ended October 1, 2005 as if the Company had applied the fair value-based method in measuring compensation expense for stock-based compensation plans.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. Under that transition method, compensation expense that the Company recognized for the three and nine months ended September 30, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123(R), the Company recognized forfeitures as they occurred. In addition, the Company elected the straight-line attribution method as accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after January 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123(R), the Company uses an accelerated expense attribution method. Results in prior periods have not been restated.
The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and the Company’s ESPP in its results from continuing operations (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Cost of sales	$400	$1,246
Selling, general and administrative	5,516	16,545
Research and development	2,741	8,466

Stock-based compensation expense before income taxes (1)	8,657	26,257
Income tax benefit	(3,333)	(10,109)

Total stock-based compensation expense after income taxes	$5,324	$16,148

(1)	Amount includes $1.7 million and $5.2 million related to restricted stock awards for the three and nine months ended September 30, 2006, respectively.
During the three and nine months ended September 30, 2006, the Company capitalized stock-based compensation costs of $0.2 million and $0.8 million, respectively, which were included as components of inventory, deferred profit and property and equipment.

The following table presents the impact of the Company’s adoption of SFAS 123(R) on the selected condensed consolidated statement of operations line items (in thousands, except per share data):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	SFAS 123(R)	As	SFAS 123(R)	As
	Adjustments	Reported	Adjustments	Reported
Income from operations	$(6,788)	$98,216	$(20,919)	$202,767
Income before income taxes	(6,788)	107,790	(20,919)	226,031
Income before cumulative effect of a change in accounting principle, net of tax	(4,175)	70,020	(12,865)	146,494
Net Income	(4,175)	70,020	(11,917)	147,442

Basic earnings per share
Prior to cumulative effect of a change in accounting principle	$(0.03)	$0.57	$(0.10)	$1.16
Cumulative effect of a change in accounting principle	—	—	0.01	0.01

	$(0.03)	$0.57	$(0.09)	$1.17

Diluted earnings per share
Prior to cumulative effect of a change in accounting principle	$(0.03)	$0.57	$(0.10)	$1.15
Cumulative effect of a change in accounting principle	—	—	0.01	0.01

	$(0.03)	$0.57	$(0.09)	$1.16

Prior to the adoption of SFAS 123(R), the Company presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the Company reclassified the balance in deferred compensation to common stock on the balance sheet.
The adoption of SFAS 123(R) resulted in a benefit from a cumulative effect of a change in accounting principle of $0.9 million, net of tax. The benefit consists of a reduction of the cumulative expense recorded for restricted stock awards through December 31, 2005 in order to reflect estimated future forfeitures. Prior to the Adoption of SFAS 123(R), the Company recorded forfeitures as they occurred as previously permitted under SFAS 123 and APB 25.
The following table illustrates the effect on the Company’s net income and net income per share for the three and nine months ended October 1, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	October 1, 2005	October 1, 2005
Net income as reported	$23,415	$87,117
Add:
Intrinsic value method expense included in reported net income, net of related tax effects	306	1,890
Less:
Fair value method expense, net of related tax effects	(6,853)	(25,592)

Pro-forma net income	$16,868	$63,415

Pro-forma basic net income per share	$0.12	$0.46

Pro-forma diluted net income per share	$0.12	$0.45

Basic net income per share as reported	$0.17	$0.63

Diluted net income per share as reported	$0.17	$0.62

     Valuation and Other Assumptions for Stock Options
Valuation and Amortization Method. The Company estimated the fair value of stock options granted before and after the adoption of SFAS 123(R) using the Black-Scholes option valuation model. For options granted before January 1, 2006, the Company estimated the fair value using the multiple option approach and the Company is amortizing the fair value of options expected to vest on a graded vesting (or accelerated) basis. For options granted on or after January 1, 2006, the Company estimates the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. The Company estimates the expected term of options granted based on the Company’s historical experience of grants, exercises and post-vesting cancellations. Contractual term expirations have not been significant.
Expected Volatility. The Company estimates the volatility of the Company’s stock options at the date of grant using a combination of historical and implied volatilities, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 “Share-Based Payment.” Historical volatilities are calculated based on the historical prices of the Company’s common stock over a period at least equal to the expected term of the Company’s option grants, while implied volatilities are derived from publicly traded options of common stock. Prior to the adoption of SFAS 123(R), the Company relied exclusively on the historical prices of the Company’s common stock in the calculation of expected volatility.
Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the Company’s option grants.
Dividends. The Company has never paid any cash dividends on common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.
Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures. As required by SFAS 123(R), the Company records stock-based compensation expense only for those awards that are expected to vest. For the three and nine months ended September 30, 2006, the estimated annual forfeiture rate was 8.9%.
The Company used the following weighted-average valuation assumptions to estimate the fair value of options granted for the three and nine months ended September 30, 2006 and October 1, 2005, respectively:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Risk-free interest rate	4.9%	3.6%	4.9%	3.4%
Expected volatility	49.9%	69.0%	49.5%	70.0%
Expected term	4.3 years	3.7 years	4.3 years	3.7 years
Expected dividends	None	None	None	None
The weighted-average grant-date fair value of options granted was $11.30 and $11.20 per option for the three and nine months ended September 30, 2006, respectively, and $13.92 and $13.94 per option for the three and nine months ended October 1, 2005, respectively.

     Stock Options
A summary of stock option activity during the nine months ended September 30, 2006 is as follows (in thousands, except years and per-share amounts):

			Weighted-Average
	Number		Remaining
	of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in Years)	Intrinsic Value
Outstanding at January 1, 2006	24,137	$31.79
Grants	479	24.58
Exercises	(461)	17.03
Forfeitures or expirations	(2,073)	34.13

Outstanding at September 30, 2006	22,082	$31.73	6.0	$26,441

Vested and expected to vest at September 30, 2006	21,462	$31.90	5.3	$25,150

Exercisable at September 30, 2006	16,762	$33.46	5.3	$17,516

The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 7.8 million shares that had exercise prices that were lower than the market price of its common stock as of September 30, 2006. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $1.6 million and $4.9 million, respectively, determined as of the date of exercise. The total cash received from employees as a result of stock option exercises during the three and nine months ended September 30, 2006 was $2.2 million and $7.9 million, respectively. In connection with these exercises and the disqualification of incentive stock options, the tax benefit realized by the Company for the three and nine months ended September 30, 2006 was $0.5 million and $1.7 million, respectively. The Company settles employee stock option exercises with newly issued common shares.
As of September 30, 2006, there was $27.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
In November 2005, the Company accelerated the vesting on approximately 3.8 million under-water options that were priced at $30.00 or above. By doing this, the Company reduced future compensation expense by approximately $24.3 million on a pre-tax basis through 2008. Each of the Company’s executive officers at the time the acceleration became effective and whose options were accelerated entered into a Resale Restriction Agreement which imposes restrictions on the sale of any shares received through the exercise of accelerated options until the earlier of (i) the original vesting dates set forth in the option or (ii) the executive officer’s termination of employment.
     Restricted Stock Awards
The following table summarizes the Company’s restricted stock award activity for the nine months ended September 30, 2006 (in thousands, except per share amounts):

	Number	Weighted-Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at January 1, 2006	1,197	$27.58
Granted	71	23.73
Vested	(70)	30.78
Forfeited	(70)	27.77

Unvested restricted stock at September 30, 2006	1,128	$27.13

As of September 30, 2006, there was $14.4 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of restricted stock awards vested during the three and nine months ended September 30, 2006 was $0.3 million and $1.8 million, respectively. As of September 30, 2006, there were a total of 0.2 million restricted shares subject to performance conditions that will result in forfeiture if the conditions are not realized.

     ESPP
Under the Company’s ESPP, qualified employees are entitled to purchase shares at 85% of the fair market value on specified dates. ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility. During the three and nine months ended September 30, 2006 and October 1, 2005, ESPP awards were valued using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Risk-free interest rate	5.0%	2.3%	5.0%	2.2%
Expected volatility	32.0%	33.0%	32.0%	36.0%
Expected term	6 months	6 months	6 months	6 months
Expected dividends	None	None	None	None
The weighted-average fair value of ESPP shares was $6.07 for both the three and nine months ended September 30, 2006 and $5.82 and $7.92 for the three and nine months ended October 1, 2005, respectively.
As of September 30, 2006, there was $0.2 million of total unrecognized compensation costs related to the ESPP, which is expected to be fully recognized during the next fiscal quarter.
4. OTHER INCOME (LOSS), NET
The components of other income (loss), net within the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Other income	$1,926	$212	$3,083	$441
Other expense	(292)	(303)	(563)	(434)
Foreign currency gain (loss), net	1,896	(2,100)	4,500	(2,402)

Total other income (loss), net	$3,530	$(2,191)	$7,020	$(2,395)

5. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance sheet date, inventories consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Purchased and spare parts	$157,653	$152,763
Work-in-process	31,817	27,110
Finished goods	8,955	13,914

Total inventories	$198,425	$193,787

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
A summary of changes in goodwill during the nine months ended September 30, 2006 and October 1, 2005 is as follows (in thousands):

	2006
		Industrial
	Semiconductor	Applications
	Group	Group	Total
Balance at December 31, 2005	$150,664	$104,920	$255,584
SpeedFam-IPEC adjustment	(3,510)	—	(3,510)
Foreign currency translation	—	7,764	7,764

Balance at September 30, 2006	$147,154	$112,684	$259,838

	2005
		Industrial
	Semiconductor	Applications
	Group	Group	Total
Balance at December 31, 2004	$162,230	$116,742	$278,972
SpeedFam-IPEC adjustment	(3,510)	—	(3,510)
Peter Wolters adjustment	—	1,946	1,946
Foreign currency translation	—	(12,010)	(12,010)

Balance at October 1, 2005	$158,720	$106,678	$265,398

During each of the nine months ended September 30, 2006 and October 1, 2005, the Company reduced valuation allowances by approximately $3.5 million against certain net operating loss carryforwards recorded during the acquisition of SpeedFam-IPEC in 2002.
The Company completed the annual goodwill impairment test in the fourth quarter of 2005 in accordance with the Company’s policy. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. The results of the impairment tests did not indicate impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to impairment tests performed in the fourth quarter of 2005.
Intangible Assets
The following tables provide details of the Company’s acquired intangible assets (in thousands):

		Accumulated
September 30, 2006	Gross	Amortization	Net
Patents	$4,197	$(1,725)	$2,472
Developed technology	28,652	(15,226)	13,426
Trademark	6,452	(1,452)	5,000
Other intangible assets	138	(97)	41

Total	$39,439	$(18,500)	$20,939

		Accumulated
December 31, 2005	Gross	Amortization	Net
Patents	$4,201	$(1,225)	$2,976
Developed technology	28,042	(11,422)	16,620
Trademark	6,065	(903)	5,162
Other intangible assets	161	(99)	62

Total	$38,469	$(13,649)	$24,820

The Company’s estimated amortization expense for the identifiable intangible assets for each of the next five fiscal years will be approximately $6.6 million for 2007, $6.3 million for 2008, $3.7 million for 2009, $3.1 million for 2010 and $1.5 million for 2011. As of September 30, 2006, the Company has no identifiable intangible assets with indefinite lives.
7. ACQUISITION
In November 2005, the Company acquired 90% of the outstanding stock of Voumard Machine Co. SA (“Voumard”), a privately-held manufacturer of high-precision machine manufacturing tools based in Neuchâtel, Switzerland. The acquisition of Voumard further enhances the product offerings in the Company’s Industrial Applications Group. The Company funded the purchase price of the acquisition with existing cash resources. Under the terms of the purchase agreement, the Company retained approximately $0.6 million. This amount will be released to the former shareholders of Voumard on the first anniversary of the purchase agreement, to the extent the Company has not made claims against the escrow for pre-acquisition contingencies.
The acquisition of Voumard was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.” Tangible and intangible assets and liabilities were recorded at their estimated fair value. The Company will report changes related to the amounts described below in subsequent filings, as this information becomes available. The Company does not anticipate recording significant intangible assets as a result of this acquisition nor does the Company expect that the final purchase price allocation will differ significantly from this preliminary allocation.
The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Cash consideration	$6,369
Estimated transaction costs	435

Total purchase price	$6,804

Assets acquired	$18,548
Liabilities assumed	(11,744)

Total net assets acquired	$6,804

8. PRODUCT WARRANTY
The Company records the estimated cost of warranty as a component of cost of sales upon system shipment. The estimated cost is determined by the warranty term as well as the average historical labor and material costs for a specific product. Should actual product failure rates or material usage differ from the Company’s estimate, revisions to the estimated warranty liability may be required. The Company reviews the actual product failure rates and material usage on a quarterly basis and adjusts warranty liability as necessary. Changes in the Company’s accrued warranty liability were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Balance, beginning of period	$60,083	$50,493	$54,553	$45,526
Warranties issued	20,488	15,059	65,274	57,609
Settlements	(20,731)	(22,729)	(61,726)	(63,032)
Changes in liability for pre-existing warranties, including expirations	(2,320)	6,182	(581)	8,902

Balance, end of period	$57,520	$49,005	$57,520	$49,005

9. RESTRUCTURING AND OTHER CHARGES
In an effort to consolidate operations, streamline the Company’s product offerings and align its manufacturing operations with current business conditions the Company has implemented several restructuring plans starting in 2001.
During the third quarter of 2005, the Company implemented a restructuring plan to relocate operations from Chandler, Arizona to San Jose, California and Tualatin, Oregon. In connection with this plan, the Company recorded restructuring charges of $6.0 million related to future lease payments, $1.3 million related to accelerated depreciation of leasehold improvements and $0.2 million related to other charges during the quarter ended April 1, 2006. The charges were partially offset by a $3.9 million benefit due to a change in estimate of sublease income related to facilities previously included in the Company’s restructuring accrual.
During the first quarter of 2006, the Company implemented a restructuring plan to dispose of certain owned facilities located in San Jose, California. As the anticipated period to close the sale of these assets was in excess of one year, the facilities did not qualify as held for sale. However, the Company did consider the change in planned use of the facilities as an indicator of impairment and determined that two of the properties were impaired. As a result, the Company recorded impairment charges of $8.9 million to write these two facilities down to their estimated fair value during the quarter ended April 1, 2006. The other properties were not impacted as the Company’s analysis did not indicate an impairment. During the third quarter of 2006, certain facilities under this restructuring plan were reclassified to assets held for sale as the Company expects to sell the facilities within one year.
All amounts are included in restructuring and other charges on the Company’s condensed consolidated statements of operations and are related to the Semiconductor Group.
The following table summarizes restructuring activity for the nine months ended September 30, 2006 (in thousands):

	Facility	Asset
	Exit Costs	Impairments	Severance	Total
Balance at December 31, 2005	$27,239	$—	$863	$28,102
Restructuring charges	6,235	10,199	51	16,485
Cash payments	(2,408)	—	(484)	(2,892)
Non-cash adjustment	1,161	(10,199)	—	(9,038)
Adjustment of prior restructuring costs	(3,856)	—	—	(3,856)

Balance at April 1, 2006	28,371	—	430	28,801
Cash payments	(2,491)	—	(13)	(2,504)

Balance at July 1, 2006	25,880	—	417	26,297
Cash payments	(2,687)	—	(47)	(2,734)

Balance at September 30, 2006	$23,193	$—	$370	$23,563

As of September 30, 2006, substantially all actions under the Company’s 2001 through 2005 restructuring plans had been completed, except for payments of future rent obligations. The remaining excess facility costs are stated at estimated fair value, net of estimated sublease income. The Company expects to pay remaining obligations in connection with vacated facilities no later than over the remaining lease terms, which expire on various dates through 2017.

10. LONG-TERM OBLIGATIONS
At September 30, 2006, the Company had long-term borrowings of $127.0 million, denominated in Euros and Swiss Francs. These borrowings consisted of approximately $125.7 million and $1.3 million with interest rates of 3.5% and 4.0%, respectively. Substantially all of the Company’s borrowings are required to be secured by cash or marketable securities on deposit and are due and payable on or before June 30, 2009. Amounts to secure these borrowings are included within restricted cash on the condensed consolidated balance sheets.
During the second quarter 2006, the Company entered into a one year $50.0 million revolving credit agreement to provide for unsecured borrowings at various rates based on Eurodollar deposit rates plus a margin or the bank’s Base Rate (a rate indexed to Prime, CD, or Federal Funds rates). The credit agreement requires compliance with two financial covenants and certain non-financial covenants all of which the Company was in compliance with on September 30, 2006. There were no outstanding balances under this credit agreement on September 30, 2006.
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
The following are the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net income	$70,020	$23,415	$147,442	$87,117
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2,631	(1,657)	3,599	(5,695)
Unrealized gain (loss) on marketable securities, net of tax	120	(24)	2,152	(575)
Unrealized gain (loss) on derivative instruments, net of tax	769	(2,699)	(1,046)	2,259

Comprehensive income	$73,540	$19,035	$152,147	$83,106

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Foreign currency translation adjustments, net of tax	$2,952	$(647)
Unrealized gain (loss) on marketable securities, net of tax	262	(1,890)
Unrealized gain (loss) on derivative instruments, net of tax	(1,046)	—

Accumulated other comprehensive income (loss)	$2,168	$(2,537)

12. PENSION PLAN
On June 28, 2004, the Company acquired Peter Wolters AG, including its existing pension plan. The pension balances at September 30, 2006 and December 31, 2005 were $7.4 million and $7.3 million, respectively. The changes in the obligation during the three and nine months ended September 30, 2006 consisted of interest cost, service cost, benefit payments and currency translation adjustments, which were not significant.

13. RELATED PARTY TRANSACTIONS
The Company leases an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, the Company’s Chairman and Chief Executive Officer. Under the leasing agreement, the Company incurred rental expense of approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $0.4 million for the three and nine months ended October 1, 2005, respectively.
Mr. Hill is a member of the Board of Directors of the University of Illinois Foundation. Novellus regularly provides research funding to certain groups, including the University of Illinois. Novellus provided research grants to the University of Illinois and certain of its professors in the amount of approximately $0.1 million for the nine months ended October 1, 2005. No grants were provided during the three and nine months ended September 30, 2006 or during the three months ended October 1, 2005.
Mr. Hill also served as a member of the Board of Directors of LTX Corporation. The Company recorded sublease income from LTX Corporation of approximately $0.4 million and $1.1 million for the three and nine months ended October 1, 2005. In November 2005, Mr. Hill did not stand for reelection as a member of the Board of Directors of LTX Corporation.
During the three and nine months ended September 30, 2006 and October 1, 2005, Novellus employed, in non-executive positions, certain immediate family members of the Company’s executive officers. The aggregate compensation recognized for these immediate family members was approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2006, respectively, and approximately $0.1 million and $0.2 million for the three and nine months ended October 1, 2005, respectively.
Historically, the Company has made secured and unsecured loans to the Company’s executive officers, vice presidents and other key personnel. Current regulations prohibit company loans to “executive officers,” as defined by the SEC. While the Company has no loans to the Company’s executive officers, the Company does have outstanding loans to non-executive vice presidents and other key personnel. As of September 30, 2006 and December 31, 2005, the total outstanding balance of loans to non-executive vice presidents and other key personnel was approximately $1.5 million. At September 30, 2006, approximately all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those used for employee relocation purposes. The Company has not realized material bad debts related to the loans to the Company’s personnel.
14. LITIGATION
          Derivative Litigation
On August 31, 2006 the Company filed a stipulation and proposed order to consolidate the Teitelbaum v. Hill et al. and Alaska Electrical Pension Fund v. Hill et al. derivative litigation complaints filed in the United States District Court for the Northern District of California. On September 7, 2006 the Company filed a revised stipulation to consolidate the derivative litigation complaints. On September 12, 2006, at the request of the parties, the presiding judge consolidated the Teitelbaum v. Hill et al. and Alaska Electrical Pension Fund v. Hill et al. derivative litigation matters into one case titled In re Novellus Systems Inc. Derivative Litigation (Master File No. CV 06-03514-RMW). Under the schedule agreed to by the parties and entered by the judge, the plaintiffs had until November 8, 2006 to file a consolidated complaint. On November 8, 2006, the plaintiffs filed a motion for more time to file their complaint. The Company has until November 14, 2006 to respond to the motion. Until this motion is decided, the Company cannot confirm when the plaintiffs will be required to file their consolidated complaint, or when the Company will be required to respond to it. A case management conference is scheduled for January 26, 2007.
          Linear Technology Corporation
In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted without leave to amend on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order granting judgment in favor of Novellus. Briefing on the appeal was competed on November 18, 2005. The Court of Appeal has not yet set a date for oral argument. Although the Company prevailed on these claims in the Superior Court, it is possible that the Court of Appeal will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. The Company cannot predict how the Court of Appeal will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any, due to the uncertainty of the appeals process.

     Other Litigation
During the quarter ended July 1, 2006, the Company reached an agreement to settle a customer indemnity claim. The cost of this settlement, $3.3 million, was included in the results of operations for the quarter ended April 1, 2006, as a subsequent event due to the settlement occurring prior to the filing of the Company’s Form 10-Q.
The Company is a defendant or plaintiff in various actions that arose in the normal course of business. The Company believes that the ultimate disposition of these other matters will not have a material adverse effect on the Company’s business, financial condition or results of operations. However, due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time.
15. OPERATING SEGMENTS
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual and interim financial statements. It also established standards for related disclosures about products and services, major customers and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer.
     The Company’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run the Company’s business operations which include, but are not limited to, customer base, homogeneity of products and technology. The Company’s operating segments are based on this organizational structure and information reviewed by the Company’s CODM to evaluate the operating segment results. The Company’s operations are organized into two segments: 1) Semiconductor Group; and 2) Industrial Applications Group. The Company’s Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called microchips, or chips. The Company’s Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization.
Segment information for the periods presented is as follows (in thousands):

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Total	Group	Group	Total
Sales to unaffiliated customers	$418,055	$25,977	$444,032	$1,142,480	$77,531	$1,220,011

Operating income	$96,549	$1,667	$98,216	$197,362	$5,405	$202,767

Long-lived assets	$352,535	$17,304	$369,839	$352,535	$17,304	$369,839
All other identifiable assets	1,718,766	197,500	1,916,266	1,718,766	197,500	1,916,266

Total assets	$2,071,301	$214,804	$2,286,105	$2,071,301	$214,804	$2,286,105

	Three Months Ended October 1, 2005			Nine Months Ended October 1, 2005
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Total	Group	Group	Total
Sales to unaffiliated customers	$313,389	$25,489	$338,878	$923,911	$84,292	$1,008,203

Operating income	$26,763	$2,442	$29,205	$100,357	$12,708	$113,065

Long-lived assets	$424,031	$16,886	$440,917	$424,031	$16,886	$440,917
All other identifiable assets	1,764,418	169,616	1,934,034	1,764,418	169,616	1,934,034

Total assets	$2,188,449	$186,502	$2,374,951	$2,188,449	$186,502	$2,374,951

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation: the cyclicality of the semiconductor industry; anticipated dates for required compliance with certain accounting policies; our estimated amortization expense for identifiable intangible assets for each of the next five fiscal years; the fact that we do not anticipate recording significant intangible assets as a result of the acquisition of Voumard Machine Co. SA; our intention to report changes related to the allocation of assets acquired and liabilities assumed with respect to the acquisition of Voumard Machine Co. SA and our expectation that the final purchase price allocation will not differ significantly from our preliminary allocation; the payment of our future rent obligations through 2017; our estimates of reduced expenses as a result of our restructuring plans; our goal to use our expertise to increase our market share and strengthen our position as a leading supplier of semiconductor process equipment; our endeavor to provide our customers with highly reliable products; our efforts to continue to deliver innovative products; our expectation that net orders will continue to vary; our plan to continue to focus on expanding our market presence in Asia; our belief that significant additional growth potential exists in the Asia region over the long term; our ongoing endeavor to improve gross margins; our continued outsourcing of manufacturing functions; our anticipation it will take an excess of one year to close the sale of assets associated with our restructuring plan to dispose of certain owned facilities located in San Jose, California; our continued belief that we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our research and development and warranty costs is required to maintain or capture a position in the market; our belief that most of our deferred tax assets will be realized due to anticipated future income; the fact that we do not anticipate paying any cash dividends in the foreseeable future; our expectation that the hedge of forecasted intercompany transactions will offset potential changes to cash flows; our expectation that unrecognized compensation costs in the amount of $27.3 million related to unvested stock options will be recognized over a weighted average period of 2.2 years; our expectation that unrecognized compensation costs in the amount of $14.4 million related to restricted stock awards will be recognized over a weighted average period of 2.4 years; our expectation that unrecognized compensation costs in the amount of $0.2 million related to the ESPP will be fully recognized during the next fiscal quarter; our intention to maintain close relationships with our customers in order to remain responsive to their product needs; an increasingly global market; our expectation that significant fluctuations in our quarterly operating results will continue; our expectation that a few customers will continue to account for a high percentage of our net sales in the foreseeable future; our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology; our expectation that our future profitability will be reduced as a result of requirements of SFAS 123(R); our anticipation that we will reclassify gains and losses from OCI to earnings within 12 months; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the Derivative litigation matters are without merit; our belief that the ultimate outcome of actions that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations.
Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: unanticipated trends with respect to the cyclicality of the semiconductor industry; inaccurate calculations regarding the allocation of assets acquired and liabilities assumed in connection with acquisitions; inaccurate estimates regarding amortization expenses for intangible identifiable assets over the next five fiscal years; an increase in the number of competitors; our inability to compete with the greater financial, marketing and technical capabilities of certain competitors; inaccurate valuation of the assumptions underlying our estimated amortization expense for each of the next five fiscal years; unintended defaults in payment of our future rent obligations under our restructuring plans; unanticipated difficulties in implementing and inability to realize savings from our restructuring plans; sustained decrease in or leveling off of customer demand; inability to anticipate cyclical changes in customers’ capacity utilization and demand; a shift in focus away from expansion of our market presence in Asia in response to slower economic development in the region; the negative impact of higher cost of services and ineffective pricing techniques on gross margins; inability to realize efficiencies from outsourcing; sustained technical and performance difficulties of our products; our inability to allocate substantial resources to R&D; inability to develop and timely introduce new and enhanced products; inaccuracies in our assessment of the amount of our valuation allowance for deferred tax assets; inaccurate calculations with respect to unrecognized compensation costs; inability to accurately assess the changing product needs of our customers; loss of a major customer; inaccuracies in our estimates of costs associated with compensation charges resulting from the adoption of SFAS 123(R); inability to reclassify gains and losses from OCI to earnings within 12 months; inadequate efforts to develop the necessary patents and trade secrets to protect our proprietary technology; unanticipated need for additional liquid assets in the next twelve months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition or results of operations; inherent uncertainty in the outcome of litigation matters; and our potential inability to enforce our patents and protect our trade secrets.
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

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share information):

	Quarterly Financial Data
	2006			2005
	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$444,032	$410,073	$365,906	$332,268	$338,878	$329,585	$339,740
Gross profit	$226,525	$204,764	$167,540	$140,501	$147,194	$157,562	$153,869
Net income	$70,020	$52,705	$24,717	$22,990	$23,415	$33,231	$30,471
Diluted net income per share	$0.57	$0.42	$0.19	$0.17	$0.17	$0.24	$0.22
Net orders	$470,322	$457,545	$416,710	$351,018	$286,929	$309,214	$301,594
The semiconductor equipment industry is subject to cyclical conditions which play a major role in demand, as defined by net orders. Order fluctuations, in turn, affect our net sales. In 2005, demand for our products was volatile. In the first quarter of 2005, we experienced a sequential decrease in net orders of 9%, followed by a sequential increase of 3% in the second quarter, and a sequential decrease of 7% in the third quarter. In the fourth quarter of 2005, demand for our products began to increase and we experienced a sequential increase in net orders of 22%, followed by sequential increases of 19%, 10% and 3% in the first, second and third quarters of 2006, respectively. During the first three quarters of 2006, we continued to benefit from the net order growth that commenced in the fourth quarter of 2005, which was driven primarily by increases in the utilization of our customer’s production capacity. Due to the cyclical conditions in our industry, we expect that net orders will continue to vary sequentially.
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
Results of Operations
Adoption of SFAS 123(R)
As discussed in Note 3, “Stock-Based Compensation,” in the notes to the condensed consolidated financial statements, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method effective January 1, 2006.
The following table summarizes the stock-based compensation expense for stock options, restricted stock and our ESPP (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2006	July 1, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(1)	(3)	(2)	(1)	(2)
Cost of sales	$400	$538	$76	$1,246	$473
Selling, general and administrative	5,516	5,590	225	16,545	1,390
Research and development	2,741	2,664	136	8,466	837

Stock-based compensation expense before income taxes	$8,657	$8,792	$437	$26,257	$2,700

(1)	Amounts include amortization expense related to stock options of $6.3 million and $19.2 million, ESPP of $0.5 million and $1.7 million, and restricted stock awards of $1.7 million and $5.2 million for the three and nine months ended September 30, 2006, respectively.

(2)	Amounts include amortization expense related to restricted stock awards of $0.4 million and $2.7 million for the three and nine months ended October 1, 2005, respectively.

(3)	Amounts include amortization expense related to stock options of $6.5 million, ESPP of $0.6 million, and restricted stock awards of $1.7 million.

Net Sales

	Three Months Ended			Nine Months Ended
	September 30, 2006	July 1, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(in thousands, except percentages)
Net sales	$444,032	$410,073	$338,878	$1,220,011	$1,008,203
International net sales %	76%	71%	75%	72%	74%
Net sales during the three and nine months ended September 30, 2006 increased by $105.2 million and $211.8 million, respectively, compared to the prior year comparable periods. This net increase for the quarter is comprised of an increase of $104.7 million in the Semiconductor Group and an increase of $0.5 million in the Industrial Applications Group. This net increase for the nine months is comprised of an increase of $218.6 million in the Semiconductor Group offset by a decrease of $6.8 million in the Industrial Applications Group. The increase in net sales in the Semiconductor Group is primarily attributable to higher volumes resulting from increased production capacity demands on our customers.
Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Three Months Ended			Nine Months Ended
	September 30, 2006	July 1, 2006	October 1, 2005	September 30, 2006	October 1, 2005
North America	24%	29%	25%	28%	26%
Europe	9%	9%	13%	8%	10%
Asia	67%	62%	62%	64%	64%
A significant portion of our net sales is generated in Asia, primarily because a substantial portion of the world’s semiconductor manufacturing capacity is located there. We consider the Asia region to include Korea, Japan, Singapore, Malaysia, China and Taiwan. We plan to continue to focus on expanding our market presence in Asia, as we believe that significant additional growth potential exists in this region over the long term.
Gross Profit

	Three Months Ended			Nine Months Ended
	September 30, 2006	July 1, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(in thousands, except percentages)
Gross profit	$226,525	$204,764	$147,194	$598,829	$458,625
% of net sales	51%	50%	43%	49%	45%
Our gross profit is affected by the treatment of certain product sales in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”). For these sales, we recognize all of a product’s cost upon shipment even though a portion of a product’s revenue may be deferred until final payment is due, typically upon customer acceptance.
The gross profit percentage in the quarter ended September 30, 2006 increased from the quarter ended October 1, 2005. The increase is primarily attributable to the improvements in warranty costs and higher levels of absorption partially offset by increased stock-based compensation expense due to the adoption of SFAS 123(R).
We are focused on continuing to improve our gross margins. This process involves continuing our focus on reducing installation and warranty costs, improving our product differentiation in the marketplace, working with our vendors to minimize costs, reviewing our current and future anticipated facility requirements to determine if facility reduction is necessary to achieve greater economies of scale, and continuing to outsource to take full advantage of available highly efficient manufacturing. Our gross profit, particularly the cost of materials portion, can also be affected, both positively and negatively, by the volatility and mix of product demand in our industry. The effort to make sustainable improvement in gross margins is an ongoing endeavor.

Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 30, 2006	July 1, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(in thousands, except percentages)
SG&A expense	$67,664	$66,311	$53,365	$192,457	$155,450
% of net sales	15%	16%	16%	16%	15%
SG&A expense includes compensation and benefits for corporate, financial, marketing, and administrative personnel as well as travel expenses and professional fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions. The increase in SG&A expense, in absolute dollars, for the three and nine months ended September 30, 2006 from the prior year comparable periods is primarily due to increased stock-based compensation expense, which reflects our adoption of SFAS 123(R), and increased compensation and employee-related benefits, which includes employee profit sharing. Our SG&A expense for the three and nine months ended October 1, 2005 was positively impacted by the reduction of our allowance for doubtful accounts by $6.1 million based upon management’s ongoing analysis of reserves for doubtful accounts.
Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 30, 2006	July 1, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(in thousands, except percentages)
R&D expense	$60,645	$63,298	$61,263	$187,726	$186,823
% of net sales	14%	15%	18%	15%	19%
R&D expense includes compensation and benefits for our research and development personnel, project materials, chemicals and other direct expenses incurred in product and technology development. Also included are expenses for equipment repairs and maintenance, rents, utilities and depreciation. R&D expense remained fairly stable, in absolute dollars, for the three and nine months ended September 30, 2006 from the prior year comparable periods. Increases in stock-based compensation expenses, which reflects our adoption of SFAS 123(R), and increased compensation and employee-related benefits, were offset by the realization of certain restructuring benefits and by reduced spending on R&D initiatives.
Restructuring and Other Charges

	Three Months Ended			Nine Months Ended
	September 30, 2006	July 1, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(in thousands, except percentages)
Restructuring and other charges	$—	$—	$3,361	$12,629	$3,287
% of net sales	—%	—%	1%	1%	Less than 1%
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
During the first quarter of 2006, we implemented a restructuring plan to dispose of certain owned facilities located in San Jose, California. As the anticipated period to close the sale of these assets was in excess of one year, the facilities did not qualify as held for sale. However, we did consider the change in planned use of the facilities as an indicator of impairment and determined that two of the properties were impaired. As a result, we recorded impairment charges of $8.9 million to write these two facilities down to their estimated fair value during the quarter ended April 1, 2006. The other properties were not impacted as our analysis did not indicate an impairment. During the third quarter of 2006, certain facilities under this restructuring plan were reclassified to assets held for sale as we expect to sell the facilities within one year.

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
Legal Settlement

	Three Months Ended			Nine Months Ended
	September 30, 2006	July 1, 2006	October 1, 2005	September 30, 2006	October 1, 2005
(in thousands, except percentages)
Legal settlement	$—	$—	$—	$3,250	$—
% of net sales	—%	—%	—%	Less than 1%	—%
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
Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30, 2006	July 1, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(in thousands, except percentages)
Interest and other income, net	$9,574	$7,611	$2,405	$23,264	$9,548
% of net sales	2%	2%	1%	2%	1%
Interest and other income, net, includes interest income, interest expense and other non-operating items. The increase in interest and other income, net, in absolute dollars for the three and nine months ended September 30, 2006 compared to the prior year comparable periods consists primarily of increased interest income due to higher yields on interest-bearing securities and gains associated with transactions designated in a currency other than the U.S. dollar.
Income Taxes
Our effective tax rates were 35.0% and 25.9% for the three months ended September 30, 2006 and October 1, 2005. Our effective tax rates were 35.2% and 28.9% for the nine months ended September 30, 2006 and October 1, 2005, respectively. The difference in the effective tax rates in 2006 as compared to 2005 is primarily due to increased profits before taxes, further decreases in federal export incentives, expiration of the federal research and development credit and tax benefits from our restructuring charges in the first quarter of 2006. Our future effective income tax rate depends on various factors, such as our profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income, and non-deductible expenses incurred in connection with acquisitions.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or “U.S. GAAP,” requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, goodwill and other intangible assets, deferred tax assets, warranty obligations, accounting for stock-based compensation, restructuring and impairment charges and foreign exchange contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition
We recognize revenue in accordance with SEC SAB 104. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured.
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
Deferred Tax Assets
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2006, we had approximately $110.5 million of deferred tax assets, net of a valuation allowance of $51.5 million principally related to acquired net operating loss carryforwards and foreign tax credits that are not realizable until 2009 and beyond. The valuation allowance includes $37.3 million related to acquired deferred tax assets of SpeedFam-IPEC, which will be credited to goodwill when realized and $7.4 million related to stock option deductions, which will be credited to equity when realized. Management believes the majority of deferred tax assets will be realized due to anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an increase to the valuation allowance for deferred tax assets would decrease income in the period in which such determination is made.

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
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and nine months ended September 30, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123(R), we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after January 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123(R), we use an accelerated expense attribution method. Results in prior periods have not been restated.
We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 3, “Stock-Based Compensation,” to the condensed consolidated financial statements. We estimate the expected term of options granted based on the history of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant. We estimate the volatility of our common stock at the date of grant based on a combination of historical and implied volatilities, consistent with SFAS 123(R) and SEC SAB No. 107, “Share-Based Payment.” Prior to the adoption of SFAS 123(R), we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after January 1, 2006, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

Restructuring and Impairment Charges
Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Restructuring activities after December 31, 2002 have since been recorded under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”); SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” and SEC SAB 100, “Restructuring and Impairment Charges” (“SAB 100”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved.
We account for business combination restructurings under the provisions of EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SAB 100. Accordingly, restructuring accruals are recorded when we initiate an exit plan that will cause us to incur costs that have no future economic benefit. Certain restructuring charges related to long-lived asset impairments are recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
Foreign Exchange Contracts
To address increasing international growth and related currency risks, we expanded our foreign currency exposure management policy in the second quarter of 2006 to include the our net investment in certain foreign currency functional subsidiaries. Our policy is to enter into foreign exchange forward contracts with maturities of less than 12 months to mitigate the impact of currency fluctuations on existing non-functional currency monetary asset and liability balances; probable anticipated system sales denominated in yen; and our net investment in certain subsidiaries with foreign functional currencies. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) all derivatives are recorded on the balance sheet at fair value.
Cash Flow Hedging – We designate and document foreign exchange forward contracts to hedge the margin on transactions where costs are U.S. dollar denominated and the related revenues are generated in Japanese Yen as cash flow hedges. We evaluate and calculate each hedge’s effectiveness at least quarterly using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot to spot change in the anticipated transaction. The effective change is recorded in other comprehensive income until the system related cost of sales are recognized. We record any ineffectiveness, along with the excluded time value of the forward contracts in cost of sales on its consolidated statement of operations, which was approximately $0.6 million in the third quarter of 2006. In the event it becomes probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from Other Comprehensive Income (“OCI”) to Other Income (Expense).
Net Investment Hedging – In the second quarter of 2006 we began to hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. The foreign exchange forward contracts used to hedge this exposure are designated and documented as net investment hedges. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective (as defined) when currency pairs and notional amounts on the forwards are properly aligned with the subsidiaries net investment. Changes in the spot to spot value of the derivative are recorded in the equity section of the financial statements as Foreign Currency Translation Adjustment. Ineffectiveness, if any, along with the excluded time value of the forward contracts are recorded in Other Income (Expense), and was approximately $0.2 million in the third quarter of 2006. Derivative losses included in the equity account in the third quarter of 2006 were $0.4 million. We did not hedge this exposure prior to April 1, 2006.
Non-Designated Hedges – We enter into forward foreign exchange contracts to hedge intercompany balances denominated in currencies other than the U.S. dollar that are remeasured each period in income. The maturities of these instruments are generally less than 12 months. These contracts do not require special hedge accounting treatment under SFAS 133 as the gains or losses are recorded in other income (expense) each period where they are expected to substantially offset the remeasurement gain or loss on the intercompany balances.

Liquidity and Capital Resources
We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of liquidity at September 30, 2006 consisted of $662.8 million of cash, cash equivalents and short-term investments. This amount represents an increase of $13.6 million from $649.2 million at December 31, 2005. The increase was due primarily to net cash provided by operating activities of $263.8 million offset by repurchases of common stock of $249.9 million.
Net cash provided by operating activities during the nine months ended September 30, 2006 was $263.8 million. This amount consisted primarily of $147.4 million provided by net income, adjusted for non-cash items of approximately $99.7 million. The net changes in working capital accounts provided approximately $16.6 million of cash flow to operating activities.
Net cash provided by investing activities for the nine months ended September 30, 2006 was $1.1 million, which consisted primarily of net sales and maturities of short-term investments of $33.7 million, offset primarily by capital expenditures of $28.3 million. As of September 30, 2006, we had no significant commitments to purchase property or equipment.
Net cash used in financing activities for the nine months ended September 30, 2006 was $224.8 million. This amount consisted primarily of repurchases of common stock of $249.9 million and net payments on long-term debt of $7.0 million, offset by proceeds from employee stock compensation plans of $11.7 million and an excess tax benefit of $11.1 million.
Effective June 25, 2004, two of our European subsidiaries entered into a credit arrangement that allowed for borrowings of up to $153.1 million. On June 28, 2004, we borrowed the entire amount available to fund the acquisition of Peter Wolters AG and for general corporate purposes. Borrowings are secured by cash or marketable securities on deposit and included within restricted cash on the consolidated balance sheet. As of September 30, 2006, $125.7 million of the loan was outstanding. All borrowings under the credit arrangement are due and payable on or before June 28, 2009.
In November 2005, we acquired 90% of the outstanding stock of Voumard Machine Co. SA, based in Neuchâtel, Switzerland. Voumard has a credit arrangement that allows borrowings up to $1.3 million. As of September 30, 2006, the entire amount was outstanding and is payable on or before December 31, 2037.
Our subsidiaries in Asia and Europe have lines of credit with various banks with total borrowing capacity of $51.5 million. The lines of credit bear interest at various rates, expire on various dates through March 2007 and can be used for general operating purposes. Borrowings of $24.7 million were outstanding under these credit facilities as of September 30, 2006.
During the quarter ended July 1, 2006, we entered into a credit agreement that provides for unsecured borrowings of $50.0 million. No amount was outstanding under this agreement as of September 30, 2006.
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
ITEM 4: CONTROLS AND PROCEDURES
Quarterly Evaluation of Our Disclosure Controls and Internal Controls
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that in this section of the Quarterly Report on Form 10-Q, we present the conclusions of the Chief Executive Officer and the Chief Financial Officer about the effectiveness of our disclosure controls and internal controls for financial reporting based on and as of the date of the controls evaluation.

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
Disclosure Controls and Internal Controls for Financial Reporting
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls for financial reporting are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. GAAP.
Limitations on the Effectiveness of Controls
Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
Conclusions
Based upon the controls evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer and the Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls for financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with U.S. GAAP.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The following identifies the litigation matters for which a material development has occurred during the quarter ended September 30, 2006. For more detailed information on litigation matters outstanding please see Item 3 “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1 “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarters ended April 1, 2006 and July 1, 2006.

     Derivative Litigation
On August 31, 2006 we filed a stipulation and proposed order to consolidate the Teitelbaum v. Hill et al. and Alaska Electrical Pension Fund v. Hill et al. derivative litigation complaints filed in the United States District Court for the Northern District of California. On September 7, 2006 we filed a revised stipulation to consolidate the derivative litigation complaints. On September 12, 2006, at the request of the parties, the presiding judge consolidated the Teitelbaum v. Hill et al. and Alaska Electrical Pension Fund v. Hill et al. derivative litigation matters into one case titled In re Novellus Systems Inc. Derivative Litigation (Master File No. CV 06-03514-RMW). Under the schedule agreed to by the parties and entered by the judge, the plaintiffs had until November 8, 2006 to file a consolidated complaint. On November 8, 2006, the plaintiffs filed a motion for more time to file their complaint. We have until November 14, 2006 to respond to the motion. Until this motion is decided, we cannot confirm when the plaintiffs will be required to file their consolidated complaint, or when we will be required to respond to it. A case management conference is scheduled for January 26, 2007.
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
The following risk factors, “We face risks related to intellectual property,” “We are exposed to risks related to our indemnification of third parties,” “We face risks related to changes in accounting standards for stock option plans,” and “We are subject to litigation proceedings that could adversely affect our business” have been updated from the prior version of these risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
Cyclical downturns in the semiconductor industry negatively impact demand for our equipment.
Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand is accelerating, rendering the global semiconductor industry increasingly volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees and maintain a stable management team. Our inventory levels during periods of reduced demand have at times been higher than optimal. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. In each of the years 2001 through 2006, we have implemented restructuring plans to align our business with fluctuating conditions. Future restructuring plans may be required to respond to future changes. Net orders and net sales may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. We experienced a downturn in demand in the first quarter of 2005, with a slight increase in the second quarter of 2005, a decrease in the third quarter of 2005 and increases in the fourth quarter of 2005 through the third quarter of 2006. We cannot provide any assurance that this increase will be sustainable, and our net sales and operating results may be adversely affected if demand does not continue to grow and if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.
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
We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results, which may adversely affect our stock price. Our future quarterly operating results and stock price may not align with past trends. The factors that could lead to fluctuations in our results include, but are not limited to:
•	Building our systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;
•	Unpredictability of demand for and variability of mix of our products in our forecast, which can cause unexpected inventory adjustments in a particular period;
•	Variability in manufacturing yields;
•	Failure to receive anticipated orders in time to permit shipment during the quarter;
•	Timing and cancellation of customer orders and shipments, including deferring orders of our existing products due to new product announcements by us and/or our competitors;
•	Changing demand for and sales of lower-margin products relative to higher-margin products;
•	Competitive pricing pressures;
•	The effect of revenue recognized upon acceptance with little or no associated costs; and
•	Fluctuation in warranty costs.
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
Derivative Litigation
We and certain of our current and former officers and directors have been named as defendants in two derivative lawsuits claiming violations of the Exchange Act in connection with our stock option administration practices. See Part II, Item 1 “Legal Proceedings” for a description of the claims brought against us. The results of these types of complex legal proceedings are difficult to predict. Moreover, the complaints filed against us do not specify the amount of damages that the plaintiffs seek, and we are therefore unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we believe that the claims are without merit and that our stock option administrative practices do not suggest any needed material financial statement adjustment. If resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and operating results. These matters and any other derivative litigation matters in which we may be involved, could result in substantial costs to us and a diversion of our management’s attention and resources, which could materially adversely affect our business, financial condition and operating results.
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
Beginning in the first fiscal quarter of 2006, we adopted SFAS 123(R), which requires us to recognize compensation expense in our statement of operations for the fair value of stock options granted to our employees over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness as a compensation vehicle because the expense associated with these grants results in compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models commonly used under SFAS 123(R) were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option programs. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirements of SFAS 123(R), our profitability has and can be expected to continue to be reduced compared to periods prior to adoption of the new standard.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Company Securities

Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased	of Shares
			as Part of	that May yet
	Total	Average	Publicly	be Purchased
	Number	Price	Announced	Under the
	of Shares	Paid	Plans or	Plans or
Period	Purchased (1)	Per Share	Programs	Programs
July 2, 2006 to August 5, 2006	—	$—	—	$623.3million
August 6, 2006 to September 2, 2006	—	$—	—	$623.3million
September 3, 2006 to September 30, 2006	437,400	$22.77	437,400	$613.3million

Total	437,400	$22.77	437,400	$613.3million

(1)	All shares were purchased pursuant to a publicly announced plan.
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
ITEM 6: EXHIBITS
(a) Exhibits
31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 9, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 9, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 9, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 9, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By: /s/ William H. Kurtz
William H. Kurtz

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 9, 2006

EXHIBIT INDEX
31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 9, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 9, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 9, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 9, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.