Form 10-Q/A
period 2006-09-30
NOVELLUS SYSTEMS INC
filed 2006-12-01
CIK 836106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No.1)
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

EXPLANATORY NOTE
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6: Exhibits
SIGNATURES
Exhibit Index
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE
Novellus Systems, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the period ending September 30, 2006 (the “Form 10-Q”) on November 9, 2006. This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed solely to correct a typographical error regarding the month in which the Company repurchased Company securities as shown in “Part II: Other Information, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds” in the Form 10-Q. The repurchase of Company securities was shown to have occurred in the third month (September 3, 2006 through September 30, 2006) of the third quarter when the actual repurchase occurred in the first month (July 2, 2006 through August 5, 2006) of the third quarter.
No other information in the Form 10-Q is being amended.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Company Securities

Total
Number of
		Number	Shares	Approximate
		of Shares	Purchased	Dollar Value of
		Purchased	as Part of	Shares that
	Total	as Part of	Publicly	May yet be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per share	Programs	or Programs
July 2, 2006 to August 5, 2006	437,400	22.77	437,400	$613.3million
August 6, 2006 to September 2, 2006	—	—	—	$613.3million
September 3, 2006 to September 30, 2006	—	—	—	$613.3million

Total	437,400	22.77	437,400	$613.3million

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
ITEM 6: Exhibits
(a) Exhibits

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 28, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 28, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.
By:	/s/ William H. Kurtz
William H. Kurtz

Executive Vice President and Chief Financial Officer (Principal Financial Officer)
November 28, 2006

Exhibit Index
31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 28, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 28, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.