Form 10-K
period 2006-12-31
NOVELLUS SYSTEMS INC
filed 2007-03-01
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(408) 943-9700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 1, 2006 the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was $3,061,932,456 based on the average of the high and low price of the Common Stock as reported on the NASDAQ National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding on February 21, 2007 was 125,751,401.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

NOVELLUS SYSTEMS, INC.

2006 ANNUAL REPORT ON FORM 10-K

PART I

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

Item 1.	Business

The Company

Novellus Systems, Inc. is a California corporation organized in 1984. Novellus develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, which are commonly called chips or semiconductors. Customers manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties.

Integrated circuits are generally built on a silicon wafer substrate and include a large number of different components, such as transistors, capacitors and other electronic devices. These components are connected on the silicon wafer by multiple layers of wiring, also called interconnects. To build an integrated circuit, transistors are first fabricated on the surface of the silicon wafer. Wiring and insulating structures are then added as alternating thin-film layers in a series of manufacturing process steps. Typically, a first layer of dielectric (insulating) material is deposited on top of the transistors. If the conductive material used is aluminum, subsequent metal layers are deposited on top of this base layer, etched to create the conductive lines that carry the electricity, and then covered with dielectric material to create the necessary insulation between the lines. When copper wires are being constructed, the manufacturing process is a mirror image of that described for aluminum: the insulator is etched, and the copper wiring is deposited within the etched insulator using a high-technology combination of PVD deposition and an electrochemical deposition process. Building either copper or aluminum wiring requires these manufacturing steps to be repeated many times: advanced chip designs may require more than 500 process steps.

Novellus provides products that are used in a number of different manufacturing process steps. The current advanced deposition systems use chemical vapor deposition (CVD), physical vapor deposition (PVD), and electrochemical deposition (ECD) processes to form the interconnects in an integrated circuit. Our High-Density Plasma CVD (HDP-CVD) and Plasma-Enhanced CVD (PECVD) systems employ a chemical plasma to deposit dielectric material within the gaps formed by the etching of aluminum or as a blanket which can then be etched with patterns so conductive materials can be deposited into the etched dielectric. Our CVD Tungsten systems are used to deposit tiny tungsten plugs between layers of metal. Our PVD systems use direct-current electrical power to deposit conductive metal layers by sputtering metal atoms from the surface of a target source. Our Electrofilltm ECD systems are used for depositing copper on wafers which form the conductive wiring on the integrated circuit. Beginning in 2001, Novellus expanded beyond deposition technologies with a series of business acquisitions. In 2001 we acquired GaSonics International Corporation, a manufacturer of systems used to clean and prepare a wafer surface. In 2002 we acquired SpeedFam-IPEC, Inc., a manufacturer of chemical mechanical planarization (CMP) products. In 2004 we further diversified by acquiring Peter Wolters AG, a 200-year-old German company specializing in lapping and polishing equipment. These systems are sold into a broad range of industrial applications. With the acquisition of Peter Wolters, Novellus entered into market sectors beyond semiconductor manufacturing for the first time. In November 2005 we acquired Voumard Machine Co. SA (Voumard) a privately-held manufacturer of high-precision machine manufacturing tools based in Neuchatel, Switzerland. This acquisition further expanded Peter Wolter’s product offering to include specialized, high-precision grinding equipment. In December 2004, the Board of Directors approved the creation of Novellus Development Company LLC, with funding of up to $10 million, for investment in private companies at various stages of development.

The headquarters of Novellus Systems, Inc. is located at 4000 North First Street, San Jose, California 95134. The main telephone number is (408) 943-9700.

Additional information about Novellus is available on our web site at www.novellus.com. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as

amended (Exchange Act) are available on the web site free of charge. These reports are available as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (SEC). Information contained on the web site is not part of this Annual Report on Form 10-K or of other filings with the SEC.

Semiconductor Industry Background

Over the past twenty years or more, the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the Internet and the telecommunications industry, and the emergence of new high technology products for the consumer. In recent years, growth has moderated, and there are signs that the industry is beginning to mature. While unit demand for chips continues to rise, their average selling prices continue to decline. There is growing pressure on chip manufacturers to reduce manufacturing costs while increasing the performance of their products. The semiconductor equipment industry is a major factor in the cost structure in the semiconductor industry. The semiconductor industry has also been historically cyclical, with periods of rapid expansion followed by periods of over-capacity.

Several technological trends characterize integrated circuit manufacturing. Perhaps the most prominent of these trends is the increasing density of the integrated circuit. Moore’s Law, first postulated in the mid-1960s and still substantially accurate some 40 years later, states that the density of circuitry on an individual semiconductor chip doubles every 18 months. Today’s advanced devices are being manufactured with line widths as small as 45 nanometers, and with up to eleven layers of interconnect circuitry. By increasing circuit density, manufacturers can pack more electronic components per silicon area and thereby provide higher performance at substantially the same cost.

Another trend worth noting is the transition to copper from aluminum wiring as the primary conductive material in semiconductor devices. Copper has a lower electrical resistance value than aluminum and provides a number of performance advantages. Because of the superior properties of copper, a device made with copper will need fewer metal layers than one made with aluminum. This provides a considerable reduction in manufacturing cost. Copper wiring allows a substantial improvement in device speed and a significant reduction in power compared to aluminum.

A similar transition is under way from traditional insulating films made of silicon oxide to insulators with a low dielectric constant, or “low-k.” Low-k dielectrics reduce the capacitance between metal lines in a device. This improves the speed and lowers power consumption in the device. However, low-k materials are more fragile than silicon oxide, and this poses a host of new challenges to the industry in integrating the new materials into existing manufacturing processes.

Another trend in the industry is to continue to increase the wafer size. Semiconductor device manufacturers have migrated to larger, 300mm wafers because of the potential manufacturing cost advantages of these larger wafers compared to 200mm. The 300mm wafers provide in excess of 2.25 times the number of chips per wafer and may provide significant economies of scale in the manufacturing process. More than 75% of all wafer fabrication equipment sold during 2006 was for 300mm wafer manufacturing.

These trends shape the equipment and process demands of our device-manufacturing customers. These customers generally measure the cost and performance of their production equipment in terms of “cost per wafer,” a ratio determined by factoring in the costs for acquisition and installation of a system, its operating costs, and net throughput rate. In a fixed period of time, a system with higher net throughput allows a manufacturer to recover the purchase price over a greater number of wafers, thereby reducing the cost of ownership of the system on a per-wafer basis. Yield and film qualities are also significant factors in selecting processing equipment. The increased cost of larger and more complex semiconductor wafers has made high yields extremely important to customers. To achieve higher yields, systems must be able to deposit high quality films repeatably, consistently and reliably. This characteristic is critical in achieving commercially acceptable yields. Systems that operate at desired throughput rates with wide process windows can achieve repeatability more easily than those with narrow process windows.

Semiconductor Business Strategy

Our business objective is to increase our market share in semiconductor manufacturing process equipment sold to the semiconductor industry. The following are the key elements of our strategy:

Emphasize High-Productivity Systems — We established our current position in the industry by emphasizing high productivity as the principal benefit that our products and technologies deliver to customers. Our unique multi-station sequential architecture, which is incorporated in many of our products, is an example of our commitment to productivity. We intend to retain our historical focus on productivity by applying our multi-station sequential architecture in product enhancements and new product offerings.

Be Recognized for our Technology in our Served Available Markets — In the new era of nanoelectronics manufacturing, technology becomes critically important, given the difficulties in manufacturing chips at ever smaller line widths. It is our strategy to anticipate the technologies the customers need and design innovative products which will enhance their manufacturing capabilities.

Focus on Reducing Customer Costs — Cost is an important component when measuring overall productivity. Recognizing that, we strive to provide products and technologies that reduce the customer’s overall cost of ownership by continuing to increase our systems throughput, improving our deposition quality and improving the reliability of our products.

Broaden our Interconnect Offerings — As semiconductor manufacturing technology becomes more complex, the interconnect structures on a device become more critical to overall performance. We have expanded beyond deposition technology with the acquisitions of Gasonics and SpeedFam-IPEC, which give us expertise in dry photoresist removal and chemical-mechanical polish. In addition, in 2005 we introduced our internally developed ultraviolet thermal processing (UVTP) system for post deposition treatment of films to control stress and improve mechanical integrity. Other areas may offer opportunity for future product portfolio expansion.

Differentiate our Service — A vital element of success in the systems business is the service and repair of those systems. Service is critical to the support of our mission, but service is not the ultimate goal of our mission.

Expand Operational and Customer Support Presence in Asia — In the fourth quarter of 2006, we announced the establishment of Novellus International Systems, BV, in Singapore, our new international headquarters for systems sales that more closely aligns our operational structure with our customer base. The semiconductor industry is steadily moving to Asia. We have offices in the key locations necessary to compete and are actively increasing our worldwide sourcing of materials to this region as well.

Leverage our Low-Cost Manufacturing Structure — We perform all system design, assembly and testing in-house, and outsource the manufacture of most subassemblies. This manufacturing strategy allows us to minimize our overhead costs and capital expenditures and gives us flexibility to increase capacity as needed. Outsourcing also allows us to focus on product differentiation through system design and quality control, and helps to ensure that our subsystems incorporate the latest third-party technologies in robotics, gas panel designs and power supplies. We work closely with our suppliers to achieve cost reduction through joint development projects.

Semiconductor Manufacturing Products

Deposition Technologies

Our historical strength is rooted in deposition products. We currently offer products that address the needs of manufacturers across a number of different deposition technologies — CVD, PVD and ECD.

Since the introduction of our Concept One® dielectric platform in 1987, we have offered a range of processing systems for dielectric and metal deposition. In 1991, we introduced the Concept Two® platform — a modular, integrated production system capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers with a common, automated wafer handler. The Concept Two enabled semiconductor device manufacturers to increase production throughput and system capability by adding process modules without having to replace existing equipment. In 1997, we introduced the Concept Three® platform, which built on the foundation of Concept Two to offer greater throughput in 300mm wafer manufacturing applications.

CVD Products

In the CVD process, manufacturers place wafers in a reaction chamber, introduce a variety of pure and precisely metered gases into the chamber, and then add a form of energy to activate a chemical reaction that deposits a film on the wafers. The CVD process is the traditional method used to deposit dielectric films on wafers. Manufacturers also use CVD to deposit conductive metal layers, particularly tungsten, as it is difficult to deposit such layers on devices with very small features when using conventional PVD or other deposition technologies.

HDP CVD Products

Concept Two SPEED® — Introduced in 1996, Concept Two SPEED was the semiconductor industry’s first high-density plasma system capable of high-volume manufacturing. Concept Two SPEED is a single-wafer processing system for 200mm substrates, and was originally designed to deposit dielectric materials in an aluminum interconnect manufacturing process. Today, Concept Two SPEED is primarily used to deposit shallow trend isolation (STI) films as part of the transistor formation as well as to deposit pre-metal layer dielectrics (PMD) in both aluminum and copper based devices.

Concept Three SPEED — Introduced in 1997, the Concept Three SPEED is designed to deposit dielectric material on the 300mm wafer. It is based on our production-proven Concept Two product.

SPEED NExT — Introduced in 2004, the SPEED NExT system for 300mm wafers is designed specifically to address the challenges of dielectric gap fill at 65 nanometers and beyond.

W-CVD Products

Concept Two ALTUS® — In 1994, we introduced the Concept Two ALTUS, used to deposit the tungsten plugs and vias that connect aluminum interconnect lines in aluminum-based chips. The Concept Two ALTUS combines the modular architecture of the Concept Two with an advanced tungsten CVD dual-process chamber.

Concept Three ALTUS — The Concept Three ALTUS, introduced in 1997, provides the same capabilities to 300mm wafer tungsten deposition as its Concept Two ALTUS predecessor delivers for 200mm wafer applications.

ALTUS DirectFilltm — Introduced in 2004, the ALTUS DirectFill tungsten nitride/tungsten deposition system is designed for advanced contact and via-fill applications at 65 nanometers and below. ALTUS DirectFill simplifies the tungsten deposition process by replacing the standard multi-tool approach with a single three-module system.

PECVD Products

Concept Two SEQUEL® Express — Introduced in 1999, the Concept Two SEQUEL Express is designed to deposit our CORAL® family of low-k dielectric films, as well as other advanced films required for manufacturing 0.18 micron-and-smaller semiconductor devices.

VECTOR® — Introduced in 2000, VECTOR is a PECVD system for depositing dielectric films on 300mm wafers. VECTOR delivers dielectric films required for a low-k device at 90 nanometer-and-smaller design rules.

SOLA® — Introduced in 2005, SOLA is a UVTP system used for the low-temperature, post-deposition treatment of dielectric films. SOLA is designed for advanced materials such as high stress nitrides and porous low-k dielectrics that are used to deliver increased device speeds and lower power consumption in sub-90 nanometer chips.

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

INOVA® — The INOVA 200mm system was originally developed by the Thin Films Systems Division of Varian Associates. Novellus reintroduced the product in 1998 with the addition of a patented Hollow Cathode Magnetron (HCM)® ionized PVD source that was designed specifically for the deposition of copper barrier and seed films.

INOVA® xT — In 2000, we introduced the 300mm INOVA xT, which features HCM technology.

INOVA® NExTtm — In 2005, we introduced the INOVA NExT, a 300mm metallization system designed to deposit highly conformal copper barrier-seed films at 45 nanometers and beyond. On the INOVA NExT, the single target HCM technology has been extended to the 45 nanometer node; the system also features an integrated ion-induced atomic layer deposition (iALD) module to deposit tantalum nitride (TaN) barrier films below 45 nanometers.

ECD Products

Our Electrofill products are used to build the copper primary conduction layers in advanced integrated circuits. Electrofill uses a copper electrolytic solution to create lines and vias in a dielectric layer which has been etched with the pattern of the circuitry, in a process called copper damascene.

SABRE® — The SABRE copper Electrofill system was introduced in 1998. The SABRE employs a proprietary electrofill cell. When coupled with the INOVA PVD system, SABRE provides a complete system for depositing advanced copper interconnects.

SABRE xT — The second generation SABRE xT, introduced in 1999, is an ECD platform for both 200mm and 300mm wafers. New features on the SABRE xT that were not found on the original SABRE include advanced plating chemistries, an integrated anneal module and closed-loop chemical monitoring.

SABRE NExTtm — Introduced in 2003, the SABRE NExT builds on the SABRE xT’s production track record, offering a proprietary chemistry, a new anode cell design and other hardware refinements to tackle the complex process requirements of 90 nanometer, 65 nanometer and 45 nanometer interconnect structures.

SABRE Extremetm — In July 2006 we introduced the SABRE Extreme, an advanced Electrofill system that has been qualified at 45 nanometers and has demonstrated fill at 32 nanometers. The SABRE Extreme incorporates a number of technological innovations for advanced manufacturing applications, including advanced wafer entry control for thin seed layers (< 200A), tunable profile control for improved uniformities, and the capability to plate on non-copper seed materials.

Surface Preparation Technologies

Chip manufacturers use surface preparation products to remove photoresist from a wafer before proceeding with the next deposition step in the manufacturing process. We entered the market for this manufacturing process step in 2001.

GAMMAtm 2100 — The GAMMA 2100 200mm photoresist removal system uses a plasma source to strip photoresist. The GAMMA architecture features a multi-station sequential processing design with six strip stations.

GAMMA® 2130 — The GAMMA 2130 system is our photoresist strip system for 300mm wafers. Our multi-station sequential processing architecture incorporates six stations within a single process chamber.

GAMMA® Express — The GAMMA Express, introduced in 2006, is a high productivity resist strip system designed to meet the technology requirements for 45 nanometer manufacturing. GAMMA Express performs high dose implant strip (HDIS) and incorporates non-oxidizing processes for advanced silicides and low-k dielectric films. The redesigned GAMMA Express platform offers a new direct-drive wafer handling subsystem, as well as a new high ash rate source.

CMP Technologies

CMP systems polish the surface of a wafer after a deposition step to create a planar surface before moving on to subsequent manufacturing steps. Since copper films are more difficult to polish than the tungsten and oxide films used in previous-generation aluminum interconnects and since low-k dielectrics are much more porous than their predecessors, CMP has been elevated to the forefront of the enabling technologies required in a copper damascene manufacturing process. In recognition of this trend, in 2002 we acquired SpeedFam-IPEC, a global supplier of CMP systems used in the fabrication of advanced copper interconnects. We believe that the opportunity to understand the interactions between planarization, deposition and surface preparation steps and to optimize them for overall performance gives us an important advantage in extending copper and low-k processes to advanced semiconductor devices.

MOMENTUMtm — MOMENTUM is a high-throughput, dry-in/dry-out CMP system for all 200mm wafer process applications. Designed with extendibility to accommodate future reductions in line widths, the MOMENTUM has four independent wafer-polishing platens. MOMENTUM also employs an orbital polishing motion and features a through-the-pad slurry delivery system.

XCEDAtm — Introduced in 2004, the XCEDA copper CMP system is an advanced 300mm platform designed to exceed both the technical and economic requirements of CMP at 65 nanometers and beyond. The XCEDA has four polishing modules and a through-the-pad slurry delivery system.

Industrial Applications Group

We acquired Peter Wolters AG in June 2004, the same year in which it celebrated its 200th anniversary, and in 2005 further expanded our Industrial Applications Group with the acquisition of Voumard Machine Co. SA. Our Industrial Applications Group supplies high-precision machines for grinding, deburring, lapping, honing and polishing the outer surfaces of parts made of metal, glass, ceramic, plastic, silicon or similar materials. Our customers for these machines are manufacturers in sectors such as vehicles, aircraft and electronic products, parts and components. Other customers are in the glass and ceramics industries as well as manufacturers of products such as pumps, transmissions, compressors and bearings. In all of these areas, the demand for close tolerances for finish quality, thickness, flatness and parallelism is high. Our products include single-side machines, double-side machines, thru-feed grinding machines that feature the continuous feed of parts to be processed, and deburring systems.

Marketing, Sales and Service

We rely on a direct sales force to sell our chip manufacturing products in all geographic regions in the world where semiconductors are manufactured, which are Europe, the United States, Korea, Japan, China, Taiwan, and Southeast Asia. Our Industrial Applications products are also sold through a combination of a direct sales force and manufacturer’s representatives.

The ability to provide prompt and effective field service support is critical to our sales efforts, and we believe the support that we provide to our installed base has accelerated the penetration of certain key accounts. We also believe that our marketing efforts are enhanced by the technical expertise of our research and development personnel, who provide customer process applications support and participate in a number of industry forums, conferences and technical symposia.

Customers

For the year ended December 31, 2006, Samsung, Intel Corporation, and Hynix accounted for 16%, 11% and 10% of our net system sales, respectively. For the year ended December 31, 2005, Samsung and Intel Corporation accounted for 20% and 13% of our net system sales, respectively. For the year ended December 31, 2004, Taiwan Semiconductor Manufacturing Company, Ltd., UMC (United Microelectronics Corporation) and Samsung accounted for 12%, 12% and 11% of our net system sales, respectively. System sales to our ten largest customers in 2006, 2005, and 2004 accounted for 72%, 71%, and 69% of our system sales, respectively. We expect that sales of our products to relatively few customers, none of which have entered into long-term agreements requiring them to purchase our products, will continue to account for a high percentage of our net sales in the foreseeable future.

Export sales outside of the United States for the year ended December 31, 2006 were $1.2 billion, or 72% of net sales. For the year ended December 31, 2005, export sales were $1.0 billion, or 73% of net sales. For the year ended December 31, 2004, export sales were $1.0 billion, or 77% of net sales.

Backlog

As of December 31, 2006, our backlog was $566.0 million of which $17.3 million was cancelled in the period from December 31, 2006 to February 26, 2007. As of December 31, 2005, our backlog was $382.2 million, with no cancellations in the period from December 31, 2005 to March 15, 2006. Our backlog includes transactions for which we have accepted purchase orders and assigned shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers, with limited or no penalties. Some products are shipped in the same quarter in which the order was received. For this reason, and because of possible changes in delivery schedules, cancellations of orders and delays in shipments, our backlog as of any particular date is not necessarily a reliable indicator of actual shipments for any succeeding period.

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

Our current research and development efforts are directed at developing new systems and processes and improving the capabilities of existing systems. Research and development programs include advanced PVD systems, advanced gap fill technology, primary conductor metals, low-k dielectric materials, CMP systems and additional advanced deposition and surface preparation technologies for the next generation of smaller-geometry fabrication lines. All new systems under development are capable of processing 300mm wafers.

Expenditures for research and development, excluding charges for acquired in-process research and development, during 2006, 2005, and 2004 were $244.2 million, $247.3 million, and $252.1 million, respectively. These expenditures represented approximately 15%, 18%, and 19% of our net sales in 2006, 2005, and 2004, respectively. We believe that research and development expenditures will continue to represent a substantial percentage of our net sales in the future.

Manufacturing

Our manufacturing activities consist primarily of assembling and testing components and subassemblies that we acquire from third-party vendors and then integrate into a finished system. We utilize an outsourcing strategy for the manufacture of most subassemblies, and we perform all system design, assembly and testing in-house. Our outsourcing strategy enables us to minimize fixed costs and capital expenditures, and provides us with the flexibility to increase production capacity. This strategy also allows us to focus on product differentiation through system design and quality control. We believe that our use of outsourced product specialists enables our subsystems to incorporate the latest and most advanced technologies in robotics, gas panel designs and power supplies without the need for in-house expertise. We strive to work as closely as possible with all of our suppliers to achieve mutual cost reduction through joint development efforts.

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

We manufacture our systems in clean-room environments similar to those used by semiconductor manufacturers for semiconductor device fabrication, which helps to minimize the amount of particulates and other contaminants in the final assembled system and to improve product yields for our customers. Following assembly, we package our completed systems in vacuum packaging to maintain clean-room standards of particulates and other contaminants during shipment.

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

Patents and Proprietary Rights

We intend to continue to pursue patent and trade secret protection for our technology. We currently hold 594 patents. We have many pending patent applications, and we intend to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or future filings, or that any claims allowed from existing patents or pending or future patent applications will be sufficiently broad to protect our technology. While we intend to vigorously protect our intellectual property rights, there can be no assurance that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. See Part I, Item 3. “Legal Proceedings,” for further discussion.

We also rely on trade secrets and proprietary technology that we protect through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these parties will not breach those agreements, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by others.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. We are currently involved in such litigation. Except as set forth in Item 3. Legal Proceedings, we are not aware of any significant claim of infringement by our products of any patent or proprietary rights of others; however, we could become involved in additional litigation in the future. Although we do not believe the outcome of current litigation will have a material impact on our business, financial condition or results of operations, no assurances can be given that current or future litigation will not have such an impact. For further discussion, see Part I, Item 3. “Legal Proceedings.”

In addition to current litigation, our operations, including the further commercialization of our products, could provoke additional claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how that we own, to defend ourselves against claimed infringement of the rights of others, or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of efforts and could have a material adverse effect on our financial condition or operating results. In addition, adverse determinations in such litigation could result in loss of our proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Any of these occurrences could have a material adverse effect on our business, financial condition or results of operations.

Employees

On December 31, 2006, we had 3,725 full-time and temporary employees. Certain employees outside of the United States are represented by labor unions. We have never experienced a work stoppage, slowdown or strike. We consider our employee relations to be good.

The success of our future operations depends in large part on our ability to recruit and retain senior management, engineers, sales and service professionals and other key personnel. Qualified people are in great demand across each of these industry disciplines, and there can be no assurance that we will be successful in retaining or recruiting key personnel.

Environmental Matters

Neither compliance with federal, state and local provisions regulating discharge of materials into the environment, nor remedial agreements or other actions relating to the environment, has had, or is expected to have, a material effect on our capital expenditures, financial condition, results of operations or competitive position.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Annual Report.

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

In the semiconductor capital equipment market, technological innovations tend to have long development cycles. We have experienced delays and technical and manufacturing difficulties from time to time in the introduction of certain of our products and product enhancements. In addition, we may experience delays and technical and manufacturing difficulties in future introductions or volume production of our new systems or enhancements. The increased costs and reduced efficiencies that may be associated with the development, manufacture, sale and support of future products or product enhancements relative to our existing products may adversely affect our operating results.

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

Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand is accelerating, rendering the global semiconductor industry increasingly volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees and maintain a stable management team. Our inventory levels during periods of reduced demand have at times been higher than optimal. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. In the period from 2001 through 2006, we implemented restructuring plans to align our business with fluctuating conditions. Future restructuring plans may be required to respond to future changes. Net orders and net sales may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. We experienced an increase in demand in the first quarter of 2006 through the third quarter of 2006 and a slight decrease in the fourth quarter of 2006. We cannot provide any assurance that this increase will be sustainable, and our net sales and operating results may be adversely affected if demand does not continue to grow and if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.

The competitive and capital-intensive nature of the semiconductor industry increases the difficulty of maintaining gross margin and maintaining and capturing market share.

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

We are exposed to risks associated with outsourcing activities, which could result in supply shortages that could affect our ability to meet customer demands.

We outsource the manufacture of most subassemblies, which enables us to focus on performing system design, assembly and testing in-house, thereby minimizing our fixed costs and capital expenditures. Although we make reasonable efforts to ensure that third party providers will perform to our standards, our reliance on suppliers and subcontractors limits our control over quality assurance and delivery schedules. Defects in workmanship, unacceptable yields, manufacturing disruptions and difficulties in obtaining export and import approvals may impair our ability to manage inventory and cause delays in shipments and cancellation of orders that may adversely affect our relationships with current and prospective customers and enable competitors to penetrate our customer accounts. In addition, third party providers may prioritize capacity for larger competitors or increase prices to us, which will affect our ability to respond to pricing pressures from competitors and customers, and our profitability.

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts, components and subassemblies for the manufacture and support of our products from our suppliers. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may only be obtained from a single source or from limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us and/or a small group of other companies in the semiconductor industry. Our supply channels may be vulnerable to disruption. Any such disruption to or termination of our supplier relationships may result in a prolonged inability to secure adequate supplies at reasonable prices or of acceptable quality, and may adversely affect our ability to bring new products to market and deliver them to customers in a timely manner. As a result, our revenues and operations may be harmed.

The loss of key employees could harm our business and operations.

Our employees are extremely important to our success and our key management, engineering and other employees are difficult to replace. The expansion of high technology companies has increased demand and competition for qualified personnel. If we are unable to retain key personnel, or if we are not able to attract, assimilate and retain additional highly qualified employees to meet our needs in the future, our business and operations could be harmed.

We face risks related to concentration of net sales.

We currently sell a significant proportion of our systems in any particular period to a limited number of customers, and we expect that sales of our products to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. Although the composition of the group comprising our largest customers varies from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, as well as economic or competitive conditions in the semiconductor industry, could materially and adversely affect our business, financial condition or results of operations.

We are exposed to the risks of global operations.

We serve an increasingly global market. Substantial operations outside of the United States and export sales expose us to certain risks that may adversely affect our operating results and net sales, including, but not limited to:

•	Tariffs and other trade barriers;

•	Challenges in staffing and managing foreign operations and providing prompt and effective field support to our customers outside of the United States;

•	Difficulties in managing foreign distributors;

•	Potentially adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we conduct business;

•	Governmental controls, either by the United States or other countries, that restrict our business overseas or the import or export of semiconductor products, or increase the cost of our operations;

•	Longer payment cycles and difficulties in collecting accounts receivable outside of the United States;

•	Inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions;

•	Global or regional economic downturns;

•	Geo-political instability, natural disasters, acts of war or terrorism; and

•	We enter into forward foreign exchange contracts to hedge against the short-term impact of currency fluctuations, specifically transactions denominated in Japanese yen, however, there is no assurance that our hedging program will be effective. Exchange rate volatility may also increase the cost of our exported products for international customers and inhibit demand.

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

We intend to continue to seek legal protection, primarily through patents and trade secrets, for our proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

Adverse outcomes in current or future legal disputes regarding patent and intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing or selling our products, or compel us to redesign our products to avoid incorporating third parties’ intellectual property. As a result, our product offerings may be delayed, and we may be unable to meet customers’ requirements in a timely way. Regardless of the merit of any legal disputes, we incur and may be required to incur in the future substantial costs to prosecute or defend our intellectual property rights. Even if there were no infringement by our products of third parties’ intellectual property rights, we have in the past and may in the future elect to seek licenses or enter into settlements to avoid the costs of protracted litigation and diversion of resources and management attention. However, if the terms of settlements entered into with certain of our competitors are not observed or enforced, we may suffer further costs. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations during any reported fiscal period.

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

We are subject to taxation in the U.S. and other foreign countries. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in the tax laws. We are also subject to regular examination of our tax returns by the Internal Revenue Service (IRS) and other tax authorities. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products, services, and the use of intangible assets. We could face significant future challenges on these transfer pricing issues in one or more jurisdictions. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals. Factors that could cause estimates to be materially different include, but are not limited to:

•	Changes in the regulatory environment;

•	Changes in accounting and tax standards or practices; and

•	Overall business conditions in the semiconductor equipment industry.

We are subject to litigation proceedings that could adversely affect our business.

Intellectual Property Litigation

We are currently involved in certain legal proceedings and may become involved in other such proceedings in the future. These proceedings may involve claims against us of infringement of intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation, and there can be no assurance that we will prevail in any specific proceedings. Any such litigation could result in substantial cost to us, including diversion of the efforts of our technical and management personnel, and this could have a material adverse effect on our business, financial condition and operating results. If we are unable to successfully defend against such claims, we could be required to expend significant resources to develop or license alternative non-infringing technology or to obtain a license to the subject technology. There is no guarantee that we will be successful with such development, or that a license will be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products, which could materially and adversely affect our business, financial condition and operating results.

Derivative Litigation

We and certain of our current and former officers and directors have been named as defendants in two derivative lawsuits claiming violations of the Securities and Exchange Act of 1934, as amended, in connection with our stock option administration practices. See Part I, Item 3 “Legal Proceedings” for a description of the claims brought against us. The outcome of legal proceedings of this kind is difficult to predict. Moreover, the complaints filed against us do not specify the amount of damages that the plaintiffs seek, and we are therefore unable to estimate the possible range of loss that we might incur should these lawsuits ultimately be resolved against us. We believe that the claims are without merit and that our stock option administrative practices do not require any material financial statement adjustment. Nevertheless, these lawsuits, if ultimately resolved against us, could seriously harm our business, financial condition and operating results. These matters, and any other derivative litigation in which we may become involved, could result in substantial costs to us and a diversion of our resources and the efforts of our management personnel, and this could materially and adversely affect our business, financial condition and operating results.

Other Litigation

In addition to the litigation risks mentioned above, we may become subject to legal claims or proceedings related to securities, employment, customer or third party contracts, environmental regulations, product liability or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could materially and adversely affect our business, financial condition and operating results. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages or refrain from certain activities, which could have a material adverse impact on our business, financial condition and operating results.

We are exposed to risks associated with our diversification strategy.

Our core business and expertise has historically been in the development, manufacture, sale and support of deposition technologies, and more recently, wafer surface preparation and chemical mechanical planarization technologies. Our acquisitions of Peter Wolters and Voumard and the establishment of our Industrial Applications Group represent the first expansion of our business beyond the semiconductor equipment industry. We lack experience in the high-precision machine manufacturing equipment market, compared with our knowledge of the semiconductor equipment industry, and cannot give any assurance that we can maintain or improve the quality of products, level of sales, or relations with key employees and significant customers or suppliers that are necessary to compete in the market for high-precision machine manufacturing tools. Our efforts to integrate and develop the Industrial Applications Group may divert capital, management attention, research and development and other critical resources away from, and adversely affect our core business.

We are exposed to risks associated with our investment activities.

Our ability to compete in the semiconductor manufacturing industry depends on our success in developing new and enhanced technologies that advance the productivity and innovation advantages of our products. To further these goals, we have formed the Novellus Development Company, a venture fund that enables us to invest in emerging technologies and strengthen our technology portfolio for both existing and potentially new market opportunities. Although the fund intends to make inquiries reasonably necessary to make an informed decision as to the companies and technologies in which it will invest, we cannot provide any assurance as to any future return on investment or ability to bring new technologies to market. There are risks inherent in investing in start-up companies, which may lack a stable management team, operating history or adequate cash flow. The securities in which the fund may invest may not be registered under the Securities Act of 1933, as amended, or any applicable state securities laws, and may be subject to restrictions on marketability or transferability. Given the nature of the investments that may be contemplated by the fund, there is a significant risk that it will be unable to realize its investment objectives by sale or other disposition, or will otherwise be unable to identify or develop any commercially viable technology. In particular, these risks could arise from changes in the financial condition or prospects, management inexperience and lack of research and development resources of the companies in which investments are made, and evolving technological standards. Investments contemplated by the fund may divert management time and attention, as well as capital, away from our core operating business. Any future losses on investments attributable to the fund may materially and adversely impact our business, financial condition and operating results.

Corporate governance and financial reporting requirements have led and may continue to lead to increased costs and may make it more difficult to attract qualified executive officers and directors.

To comply with the requirements of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), as well as new rules subsequently implemented by the SEC and adopted by The Nasdaq Stock Market in response to Sarbanes-Oxley, we have made changes to our financial reporting, securities disclosure and corporate governance practices. In 2006 and 2005, we incurred increased legal and financial compliance costs due to these new and evolving rules, regulations, and listing requirements, and management time and resources were re-directed to ensure current and implement future compliance initiatives. These rules may make it more difficult for us to attract and retain qualified executive officers and members of our Board of Directors, particularly to serve on our audit committee.

We are exposed to risks related to our indemnification of third parties.

From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and lessors with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties or other claims made against certain parties. We have been, and in the future may be, compelled to enter into or accrue for probable settlements of alleged indemnification obligations or subject to potential liability arising from our customer’s involvements in legal disputes. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.

We face risks related to changes in accounting standards for stock option plans.

Beginning in the first fiscal quarter of 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires us to recognize compensation expense in our statement of operations for the fair value of stock options granted to our employees over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness as a compensation vehicle because the expense associated with these grants results in compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models commonly used under SFAS 123R were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option programs. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirements of SFAS 123R, our profitability has and can be expected to continue to be reduced compared to periods prior to adoption of the new standard.

If our outside audit firm does not maintain its independence, we may be unable to meet our regulatory reporting obligations.

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

We face risks associated with acquisitions.

We have made, and may in the future make, acquisitions of or significant investments in businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

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

We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results, which may adversely affect our stock price. Our future quarterly operating results and stock price may not align with past trends. The factors that could lead to fluctuations in our results include, but are not limited to:

•	Building our systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	Unpredictability of demand for and variability of mix of our products in our forecast, which can cause unexpected positive or negative inventory adjustments in a particular period;

•	Variability in manufacturing yields;

•	Failure to receive anticipated orders in time to permit shipment during the quarter;

•	Timing and cancellation of customer orders and shipments, including deferring orders of our existing products due to new product announcements by us and/or our competitors;

•	Changing demand for and sales of lower-margin products relative to higher-margin products;

•	Competitive pricing pressures;

•	The effect of revenue recognized upon acceptance with little or no associated costs; and

•	Fluctuation in warranty costs.

Compliance with current and future environmental regulations may be costly.

We may be subject to environmental and other regulations in certain states and countries where we produce or sell our products. We also face increasing complexity in our product design and procurement operations as we adjust to new and prospective requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union after July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (EU RoHS)). The European Union has also finalized the Waste Electrical and Electronic Equipment Directive (WEEE), which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing this directive by individual European Union governments was August 13, 2004, although extensions were granted in some countries. Producers became financially responsible under the national WEEE legislation beginning in August 2005. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU RoHS or the WEEE Directive. These and other future environmental regulations could require us to reengineer certain of our existing products.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Information regarding our principal properties at December 31, 2006 is as follows:

# of		Operating			Square
Buildings	Location	Segment	Use	Ownership	Footage

7	San Jose, CA	Semiconductor Group	Corporate Headquarters, Manufacturing, Research and Development, Engineering, Applications Demonstration Lab, Customer Support, Administration and Warehousing	Owned	491,000
4	Tualatin, OR	Semiconductor Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Owned	442,000
1	Phoenix, AZ	Semiconductor Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Leased	40,000
1	Des Plaines, IL	Industrial Applications Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Owned	41,000
1	Plainville, MA	Industrial Applications Group	Research and Development, Engineering, Customer Support, and Warehousing	Owned	25,000
1	Leicestershire, UK	Industrial Applications Group	Manufacturing, Customer Support, Administration and Warehousing	Owned	9,000

# of		Operating			Square
Buildings	Location	Segment	Use	Ownership	Footage

1	Rendsburg, Germany	Industrial Applications Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Owned	189,000
1	Hauterive, Switzerland	Industrial Applications Group	Manufacturing, Research and Development, Customer Support and Administration	Owned	128,000
1	La Chaux-de-Fonds, Switzerland	Industrial Applications Group	Manufacturing	Leased	13,000

			Total	Owned	1,325,000	Sq. Ft.
				Leased	53,000	Sq. Ft.

In our Semiconductor Group, we also lease several domestic field offices totaling approximately 26,000 square feet of space and several sites outside the United States totaling approximately 213,000 square feet of space that we use as sales and customer service centers. Our facilities in Europe include approximately 29,000 square feet of leased space in various countries including France, Germany, Italy, and Ireland. Our facilities in Asia include approximately 184,000 square feet of leased space in various countries including China, India, Japan, Korea, Malaysia, Singapore, Taiwan and Vietnam.

We have properties for sale of approximately 231,000 square feet in San Jose, California that are not included in the table above.

In our Industrial Applications Group, we also lease five field offices totaling approximately 41,000 square feet in Germany, Switzerland, China and Japan. We also sublease approximately 39,000 square feet of space in Mettmann, Germany.

We believe that our facilities are sufficient to meet our requirements for the foreseeable future.

Item 3.	Legal Proceedings

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted without leave to amend on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order and the appeal is now fully briefed. The Court of Appeal has not yet set a date for oral argument. Although we prevailed on these claims in the Superior Court, it is possible that the Court of Appeal will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. We cannot predict how the Court of Appeal will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any. However, we currently believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

Derivative Litigation

On May 31, 2006, a complaint titled “Joshua Teitelbaum, in the right of and for the benefit of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, D. James Guzy, Tom Long, Robert H. Smith, Neil R. Bonke, Youssef A. El-Mansy, J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert A. Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court for the Northern District of California. The complaint alleges that our practices in connection with certain stock option grants to executives caused a diversion of assets from Novellus to the executives and caused us to make false and misleading statements to the SEC. The complaint also alleges, among other things, violations of sections 10(b) and 14(a) of the Exchange Act, a breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, and unjust enrichment. The complaint seeks unspecified monetary damages and other relief against the defendants. On June 21, 2006, a separate complaint titled “Alaska Electrical Pension Fund, on behalf of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, William H. Kurtz, Neil R. Bonke, Youssef A. El-Mansy, J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court for the Northern District of California with similar allegations. The complaints seek unspecified monetary damages and other relief against the defendants. We have, through outside counsel, conducted an inquiry into each of the option grants referenced in the complaints. As a result of this inquiry, Novellus and its Board of Directors believe the claims of both complaints to be without merit. However, we cannot predict the outcome of this case or if the outcome is unfavorable, estimate a range of potential loss, if any. However, we currently believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

The two complaints were consolidated on September 8, 2006. The plaintiffs filed an amended, consolidated complaint on December 8, 2006. Novellus and the individual defendants filed motions to dismiss on January 19, 2007. Briefing on these motions will be complete by March 9, 2007. The Court will hear argument on the motions on March 23, 2007.

Other Litigation

During the year ended December 31, 2006, we reached an agreement to settle a customer indemnity claim, and the $3.3 million cost of this settlement was included in our results of operations.

We are a defendant or plaintiff in various actions that have arisen in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainty surrounding litigation, we are unable at this time to estimate a range of loss, if any, that may result from any of these pending proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stock Information

Novellus’ common stock is traded on The NASDAQ Stock Market and is quoted on the NASDAQ Global Select Market (formerly the Nasdaq National Market) under the symbol “NVLS.” The following table sets forth the closing high and low prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	2006
	High	Low

First Quarter	$30.62	$23.85
Second Quarter	26.57	22.28
Third Quarter	28.91	22.55
Fourth Quarter	35.00	26.13

	2005
	High	Low

First Quarter	$30.18	$24.66
Second Quarter	27.33	23.43
Third Quarter	29.13	24.57
Fourth Quarter	26.02	21.36

As of February 26, 2007, there were 1,051 holders of record of our common stock. We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to use the cash generated from operations to reinvest in the business and to repurchase common shares. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

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

We did not repurchase any of our shares during the quarter ended December 31, 2006. As of December 31, 2006, we had approximately $613.3 million of remaining authorized funds for the repurchase of shares of our common stock.

The following graph compares the cumulative 5-year total return attained by shareholders on our common stock relative to the cumulative total returns of the S & P 500 index and the RDG Technology Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from December 31, 2001 to December 31, 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Novellus Systems, Inc., The S & P 500 Index
And The RDG Technology Composite Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	December 31,
	2001	2002	2003	2004	2005	2006
Novellus Systems, Inc.	$100.00	$71.18	$106.59	$70.70	$61.14	$87.25
S & P 500	$100.00	$77.90	$100.24	$111.15	$116.61	$135.03
RDG Technology Composite	$100.00	$62.44	$92.49	$95.27	$97.49	$106.14

This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

Set forth below is a summary of certain consolidated financial information with respect to Novellus as of the dates and for the periods indicated. The Consolidated Statements of Operations data set forth below for each of the five years in the period ended December 31, 2006 and the Consolidated Balance Sheet data at each respective year end have been derived from our Consolidated Financial Statements, which have been audited. We acquired Voumard Machine Co. SA (Voumard) on November 18, 2005, Peter Wolters AG on June 28, 2004 and SpeedFam-IPEC, Inc. on December 6, 2002. These transactions were accounted for as purchase business combinations and the Selected Consolidated Financial Data includes the operating results and financial information of these companies from their respective dates of acquisition.

Selected Consolidated Financial Data

The following selected consolidated financial data has been derived from our historical Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and the accompanying notes for the corresponding fiscal years:

	Years Ended December 31,
	2006		2005		2004		2003		2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net sales	$1,658,516		$1,340,471		$1,357,288		$925,070		$839,958
Gross profit	824,349	(1,2)	599,126	(4,5)	665,130	(6)	380,000	(8)	378,523
Income (loss) before cumulative effect of change in accounting principle	189,068		110,107		156,690		(5,034)		22,920
Cumulative effect of change in accounting principle	948	(2)	—		—		(62,780	)(9)	—
Net income (loss)	$190,016	(1,2,3)	$110,107	(5)	$156,690	(7)	$(67,814	)(8)	$22,920	(10,11)
Per common share:
Income (loss) before cumulative effect of change in accounting principle
Basic	$1.51		$0.80		$1.07		$(0.03)		$0.16
Diluted	$1.49		$0.80		$1.06		$(0.03)		$0.15
Cumulative effect of change in accounting principle, net of tax
Basic	$0.01		$—		$—		$(0.42)		$—
Diluted	$0.01		$—		$—		$(0.42)		$—
Net income (loss)
Basic	$1.52		$0.80		$1.07		$(0.45)		$0.16
Diluted	$1.50	(1)	$0.80		$1.06		$(0.45)		$0.15
Shares used in basic per share calculations	125,286		137,447		145,956		150,680		144,371
Shares used in diluted per share calculations	126,483		138,423		147,937		150,680		148,748

December 31,	2006	2005	2004	2003	2002

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$853,328	$654,983	$592,187	$1,009,312	$1,023,454
Working capital	$1,143,924	$1,019,168	$1,045,294	$1,350,906	$1,252,324
Total assets	$2,362,492	$2,290,249	$2,401,832	$2,338,900	$2,493,994
Long-term debt	$127,862	$124,858	$161,103	$—	$—
Shareholders’ equity	$1,834,705	$1,779,283	$1,861,834	$2,071,860	$2,055,688

(1)	On January 1, 2006, we adopted SFAS 151, which increased gross profit by approximately $2.5 million. This resulted in an increase to net income of $1.5 million, net of tax, or $0.01 per diluted share for fiscal year 2006 (see Recent Accounting Pronouncements of Item 7).

(2)	The fiscal year 2006 results include a $0.9 million, net of tax, benefit from the cumulative effect of a change in accounting principle due to the adoption of SFAS 123R (see Recent Accounting Pronouncements of Item 7). Stock-based compensation recorded in cost of sales, SG&A and R&D expenses increased by $0.7 million, $20.2 million and $9.9 million, respectively, from amounts recorded in 2005, primarily as a result of adopting SFAS 123R.

(3)	The fiscal year 2006 results include a pre-tax net restructuring charge of $10.7 million, a pre-tax charge of $3.3 million for a legal settlement and a tax charge of $46.1 million related to the implementation of a new global business structure. The tax charge was partially offset by an $8.5 million tax benefit attributable to the settlement of an IRS audit.

(4)	In 2005, we recorded a credit to cost of sales of approximately $15.1 million related to the sale of inventories previously written down.

(5)	In 2005, we recorded net restructuring and other charges of $9.2 million and inventory write-downs due to restructuring of $5.3 million.

(6)	In 2004, we recorded a credit to cost of sales of approximately $9.0 million related to the sale of inventories previously written down.

(7)	In 2004, we recorded net restructuring and other charges of $1.5 million, acquired in-process research and development write-offs of $6.1 million, net recovery from legal settlements of $2.6 million and the reversal of previously accrued royalty payments of $8.1 million.

(8)	We recorded $59.8 million of pre-tax charges for the year ended December 31, 2003 as a result of a restructuring plan to align our cost structure with business conditions. The charges consisted of an inventory write-down of $44.0 million (included in gross profit), asset write-offs of $7.9 million, facilities charges of $4.1 million, and severance of $3.8 million. In addition, we recorded a charge for litigation settlements of $2.7 million.

(9)	As a result of the early adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” we recorded a non-cash charge of $62.8 million, net of tax, for the year ended December 31, 2003, as a cumulative effect of a change in accounting principle from the consolidation of properties previously accounted for as synthetic leases.

(10)	We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), in the first quarter of 2002. As a result of its adoption, we no longer amortize goodwill, which resulted in an increase in net income of $3.6 million for the year ended December 31, 2002.

(11)	We recorded $32.5 million of pre-tax charges for the year ended December 31, 2002 associated with restructuring and severance activities of $6.5 million, write-off of debt issuance costs of $17.0 million, and an acquired in-process research and development charge relating to the acquisition of SpeedFam-IPEC of $9.0 million. Additionally, we recorded a pre-tax benefit of $12.3 million for the year ended

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

The following information should be read in conjunction with “Part I, Item 1. Business,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Consolidated Financial Statements” and the notes thereto. Forward-looking statements in this Annual Report on Form 10-K may be identified by words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” or similar expressions, and include, without limitation:

•	Statements about the growth of the semiconductor industry; market size, share and demand (particularly demand for corporate and consumer electronic devices); product performance; our expectations, objectives, anticipations, intentions and strategies regarding the future; expected operating results, revenues and earnings; and current and potential litigation, which statements are subject to various uncertainties, including, without limitation, those discussed in “Item 1A. Risk Factors”;

•	The statements under the heading “Item 1. Business — Semiconductor Industry Background” regarding our beliefs that (1) unit demand for semiconductor devices will continue to increase; (2) there is a trend toward increasing density of the integrated circuit; (3) there is a trend toward copper conductive material and away from aluminum wiring; (4) there is a trend toward low-k dielectric insulators and away from traditional silicon oxide insulating films; and (5) there is a trend toward larger wafer sizes, which statements are subject to various risks and uncertainties, including, without limitation, periodic downturns in the semiconductor industry; slowdowns in the rate of capital investment by semiconductor manufacturers; the inaccuracy of our expectations regarding the future direction of the semiconductor industry; and our inability to develop, improve and market products that respond to industry trends;

•	The statements under the heading “Item 1. Business — Semiconductor Business Strategy,” concerning (1) our focus on reducing customer costs; (2) our intent to broaden our interconnect offerings; (3) our strategy to expand our market presence in, and our belief in future growth potential of, Asia; and (4) our plan to leverage our low cost manufacturing structure, which statements are subject to various risks and uncertainties, including, without limitation, shifts in demand from expensive, high-performance products to lower priced, conventional products, resulting in reduced profit for semiconductor manufacturers; increases in the costs of material, labor or conducting a global business, or inability to enhance our systems’ productivity, which may preclude us from containing costs to customers; the current and other periodic downturns in the semiconductor industry and the global or domestic economy; political or economic instability in Asia, and fluctuations in interest and foreign currency exchange rates;

•	The statements under the heading “Item 1. Business — Semiconductor Manufacturing Products” of our beliefs in the performance and effectiveness of our products, including that we have an important advantage in extending copper/low-k processes to advanced semiconductor devices based on our understanding of interactions between planarization, deposition and surface preparation, which statements are subject to various risks and uncertainties, including, among others, the inaccuracy of our assessment of our products’ capabilities; technical difficulties which preclude our products from performing as expected; competitors’ greater financial, marketing, technical, customer service or other resources, broader product lines, and larger

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

•	The statements under the heading “Item 1. Business — Marketing, Sales and Service” of our beliefs that (1) our strategy of supporting our installed base through customer support and R&D groups has accelerated penetration of certain key accounts and (2) our marketing efforts are enhanced by the technical expertise of our R&D personnel, which statements are subject to certain risks and uncertainties, including, without limitation, that during periods of rapid growth, we may not be able to hire, assimilate and retain a sufficient number of qualified customer support and R&D personnel;

•	The statement under the heading “Item 1. Business — Research and Development” regarding our belief that research and development expenditures will continue to represent a substantial percentage of sales, which statement is subject to certain risks and uncertainties, including, among others, that we may be unable to allocate substantial resources to research and development;

•	The statements under the heading “Item 1. Business — Manufacturing” regarding (1) our belief that our outsourcing strategy enables us to minimize our fixed costs and capital expenditures while also providing the flexibility to increase capacity as needed and allows us to focus on product differentiation through system design and quality control; (2) our efforts to reduce our dependence on limited suppliers for certain key parts, which statements are subject to various risks and uncertainties, including, without limitation, the possible occurrence of a disruption or termination of certain limited source suppliers; a prolonged inability to obtain certain components imperative to our operations; our failure to work efficiently with suppliers; and our inability to establish relationships with alternative suppliers of key parts;

•	The statement under the heading “Item 1. Business — Competition” regarding our belief as to our ability to compete favorably in our market segments, which statement is subject to various risks and uncertainties, including, among others, the greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases that some of our competitors possess; future competition from new market entrants from overseas and domestic sources; our competitors’ improvement of the design and performance of their products that may offer superior price or performance features as compared to our products; and our success in selecting, developing, manufacturing and marketing our new products or enhancing our existing products;

•	The statements under the heading “Item 1. Business — Patents and Proprietary Rights” regarding our intentions (1) to vigorously protect our intellectual property rights; and our beliefs (2) that the outcomes of current litigation will not have a material impact on our business, financial condition or results of operations; and (3) that in the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the intellectual property rights of others, which statements are subject to various risks and uncertainties, including, without limitation, the possibility that patents will not be issued from any of our pending applications or that claims allowed from existing or pending patents will not be sufficiently broad to protect our technology; the fact that litigation could result in substantial cost and diversion of our effort and the fact that adverse litigation determinations could result in a loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products;

•	The statement under the heading “Item 1. Business — Environmental Matters” that federal, state and local provisions regulating discharge of materials into the environment and remedial agreements or other environmental actions are not expected to have a material effect on our capital expenditures, financial condition, results of operations or competitive position, which statement is subject to certain risks and uncertainties, including, among others, that we have inaccurately assessed the environmental impact of our activities or the compliance requirements of environmental provisions and agreements;

•	The statements under the headings “Item 3. Legal Proceedings” of our belief that the ultimate disposition of the Linear Technology Corporation, the derivative litigation actions and other litigation matters will not have a material adverse effect on the impact on our business, financial conditions or the overall trend in our results from operations, which statements are subject to various risks and uncertainties, including, without limitation, inherent uncertainty surrounding the litigation process and our inability to accurately predict the determination of complex issues of fact and law;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Our Business and Industry” that our close relationships with our customers and substantial investments in research and development position us for future growth, which statement is subject to numerous risks and uncertainties, including, without limitation, our inability to maintain our customer accounts, realize marketable products from our investments or attain market acceptance for new product introductions;

•	The statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Sales and Research and Development (R&D)” of our strategies, beliefs, plans, expectations and anticipations including, without limitation, (1) expansion of our market presence in Asia; (2) continuation of our R&D commitment to improvement of new products and enhancement of our current product lines; (3) significant investment in R&D in order to remain competitive, which statements are subject to numerous risks and uncertainties, including, without limitation, risks and uncertainties associated with international operations, including economic downturns, trade balance issues, political instability, banking issues, fluctuations in interest and foreign currency exchange rates in Asia; technical and operational difficulties with our products that result in continued increases in warranty costs; and our inability to allocate substantial resources to R&D programs;

•	The statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Restructuring and Other Changes” regarding our expectation that we can decrease expenses in 2007 as a result of the restructuring plans and our belief that we can sell certain owned facilities in San Jose, California within one year, which statements are subject to certain risks and uncertainties including, our inability to decrease depreciation expenses related to assets written off in 2006, as well as our inability to sell the San Jose, California facilities due to fluctuations in the real-estate market and lack of demand for such facilities;

•	The statement under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Income Taxes” regarding our expectation to achieve a lower tax rate as a result of the global structure, which statement is subject to certain risks and uncertainties including our inability to achieve a tax benefit from foreign losses;

•	The statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Critical Accounting Policies” regarding the calculation of allowances, reserves, and other estimates that are based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, and the significant judgments of management that underlie the preparation of our consolidated financial statements including, without limitation, (1) realization of the majority of deferred tax assets due to anticipated future income; (2) the positive or negative impact on gross profit of possible revisions to estimated warranty liability; and (3) the lack of speculative risk in connection with our forward foreign exchange contracts, which statements are subject to certain risks and uncertainties, including, among others, the inaccuracy of our calculations, estimates, assumptions and judgments, regarding critical accounting policies; that actual and future product failure rates, material usage, installation costs, customer reserves or other estimates may differ from our historical experience, requiring revisions to our estimated doubtful account allowances, additional inventory write-downs, restructuring charges, litigation, warranty, and other reserves; the insufficiency of anticipated future income, whether due to a downturn in the semiconductor industry or increases in expenses; and the accuracy of our estimates and beliefs regarding warranty liability and foreign exchange contracts;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” that it is not probable that we will be required to pay any amounts under standby letters of credit arrangements or guarantee arrangements on behalf of our consolidated subsidiaries, which statement is subject to certain risks and uncertainties, including, without limitation, the inaccuracy of our assessment of our obligations under credit and guarantee arrangements;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Purchase Commitments” that we made adequate provision for potential exposure related to inventory on order which may go unused, which statement is subject to certain risks and uncertainties, including, without limitation, an unanticipated decline in demand that would increase our inventory-related exposure;

•	The statement under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk” that we believe that an immediate change to interest rates to variable short-term borrowings will not have a material effect on our results, which statement is subject to certain risks and uncertainties, including, without limitation, that we have inaccurately assessed our future borrowing needs;

•	The statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Significant Accounting Policies — Concentration and Other Risks” regarding our expectation that sales of our products to a few customers will account for a high percent of our total system sales in the foreseeable future, which statement is subject to certain risks and uncertainties, including, without limitation, our inability to retain current customers due to unforeseeable market changes;

•	Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5. Goodwill and Other Intangible Assets” of our future estimated amortization expense for the identifiable intangible assets, which statement is subject to certain risks and uncertainties, including, without limitation, the accuracy of our accounting judgments and estimates underlying the amortization expense amount;

•	Our statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14. Stock-Based Compensation and Employee Benefit Plans” regarding estimates for evaluating the fair value of options granted on or after January 1, 2006, on a straight line basis, our calculations as to the expected term of options granted and the volatility of stock options at the date of grant using a combination of historical and implied volatilities related to SFAS 123R and SAB 107, and our expectation that the $49.3 million of total unrecognized compensation cost related to unvested stock options as of December 31, 2006 will be recognized over a weighted-average period of 2.7 years; which statements are subject to certain risk and uncertainties, including without limitation uncertainties related to historical data and market volatility, our inability to accurately estimate the fair market value of the options granted over time and our inability to calculate the period over which we can recognize the unrecognized compensation costs related to unvested stock options.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of Novellus. Our MD&A addresses the following topics:

•	Overview of Our Business and Industry;

•	Results of Operations;

•	Critical Accounting Policies;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations;

•	Related Parties; and

•	Recent Accounting Pronouncements.

Overview of Our Business and Industry

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus, we develop, manufacture, sell and support equipment used in the fabrication of integrated circuits, which are commonly called chips or semiconductors. The customers for our products manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties.

Beginning in 2001, Novellus has expanded beyond deposition technologies with a series of business acquisitions. In 2001, we acquired GaSonics International Corporation, a manufacturer of systems used to clean and prepare a semiconductor silicon wafer surface. In 2002, we acquired SpeedFam-IPEC, Inc., a manufacturer of chemical mechanical planarization (CMP) products. In 2004, we further diversified by acquiring Peter Wolters AG, a 200-year-old German company specializing in lapping and polishing equipment for a number of industries. With the acquisition of Peter Wolters AG, Novellus entered into market sectors beyond semiconductor manufacturing for the first time. In November 2005 we acquired Voumard, a privately-held manufacturer of high-precision machine manufacturing tools based in Neuchatel, Switzerland.

Our business depends on capital expenditures made by integrated circuit manufacturers, who in turn are dependent on corporate and consumer demand for integrated circuits and the electronic products which use them. Since the industry in which we operate is driven by spending for electronic products, our business is directly affected by growth or contraction in the global economy as well as by the adoption of new technologies. Demand for personal computers, the expansion of the Internet and telecommunications industries, and the emergence of new applications in consumer electronics have a direct impact on our business. In addition, the industry is characterized by intense competition and rapidly changing technology. We continue to work closely with our customers and make substantial investments in research and development in order to continue delivering innovative products which enhance productivity for our customers and utilize the latest technology. We believe these investments have positioned us for future growth.

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

	Quarterly Financial Data
	First	Second	Third	Fourth	Year Ended
	Quarter	Quarter	Quarter	Quarter	December 31,

2006:
Net sales	$365,906	$410,073	$444,032	$438,505	$1,658,516
Gross profit	$167,540	$204,764	$226,525	$225,520	$824,349
Income before cumulative effect of a change in accounting principle	$23,769	$52,705	$70,020	$42,574	$189,068
Net income	$24,717	$52,705	$70,020	$42,574	$190,016
Diluted net income per share before cumulative effect of a change in accounting principle	$0.18	$0.42	$0.57	$0.34	$1.49
Diluted net income per share	$0.19	$0.42	$0.57	$0.34	$1.50
Net orders	$416,770	$457,545	$470,322	$441,620	$1,786,257
2005:
Net sales	$339,740	$329,585	$338,878	$332,268	$1,340,471
Gross profit	$153,869	$157,562	$147,194	$140,501	$599,126
Net income	$30,471	$33,231	$23,415	$22,990	$110,107
Diluted net income per share	$0.22	$0.24	$0.17	$0.17	$0.80
Net orders	$301,594	$309,214	$286,929	$351,018	$1,248,755
2004:
Net sales	$262,862	$338,219	$415,935	$340,272	$1,357,288
Gross profit	$124,605	$169,680	$201,111	$169,734	$665,130
Net income	$16,681	$37,811	$64,662	$37,536	$156,690
Diluted net income per share	$0.11	$0.25	$0.45	$0.27	$1.06
Net orders	$346,793	$397,598	$422,692	$331,347	$1,498,430

The semiconductor equipment industry is subject to cyclical conditions, which play a major role in demand, as defined by net orders. These fluctuations, in turn, affected our net sales over the past three years. In 2006, we experienced a significant increase in demand for our products. Net orders increased by $537.5 million or 43% from 2005 to 2006. The increase began in the fourth quarter of 2005 and continued through the first three quarters of 2006 with a 19% increase in the first quarter, a 10% increase in the second quarter, and a 3% increase in the third quarter. Net orders decreased by 6% in the fourth quarter. Increased 2006 orders reflect a recovery in the semiconductor and semiconductor related industries and the global economy as end-user demand for electronic products drove increased customer requirements for advanced silicon products.

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

The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders result in revenue either at shipment and transfer of title or upon customer acceptance of the equipment. Our revenue recognition policy addresses the distinction between the revenue recognized upon shipment and transfer of title and the revenue recognized upon customer acceptance. Equipment generally ships within two to six months of receiving the related order and if applicable, customer acceptance is typically received one to six months after shipment. These time lines are general estimates and actual times may vary depending on specific customer circumstances. We do not report orders for systems with delivery dates greater than twelve months after receipt of the order.

Demand for our systems can vary significantly from period to period as a result of several factors, including, but not limited to, downturns in the economy and semiconductor industry, supply of and demand for semiconductor devices, and competition in the semiconductor industry among suppliers of similar products. For these and other reasons, our results of operations for fiscal years 2006, 2005 and 2004 may not necessarily be indicative of future operating results.

Results of Operations

Net Sales

	Years Ended December 31,			% Change	% Change
	2006	2005	2004	in 2006	in 2005
	(Dollars in thousands)

Net sales	$1,658,516	$1,340,471	$1,357,288	24%	(1)%
International net sales %	72%	73%	77%

Net sales related to our Semiconductor Group increased $311.0 million from 2005 to 2006, while sales related to our Industrial Applications Group remained relatively unchanged increasing by $7.0 million from 2005 to 2006. The increase in net sales of our Semiconductor Group is primarily due to increased sales volume and a change in the mix of products sold.

Net sales decreased from 2004 to 2005 primarily due to decreased volume and a decrease in average selling price. The decrease in 2005 net sales was partially offset by a full year of operations in 2005 for Peter Wolters AG, which we acquired in June 2004, compared to a partial year of operations in 2004. Net sales provided by Peter Wolters AG were $88.6 million in 2005, compared to $41.0 million in 2004. Geographical net sales as a percentage of total net sales were as follows (based on the location of the customers’ facilities):

	Years Ended December 31,
	2006	2005	2004

North America	28%	27%	23%
Europe	9%	11%	9%
Asia	63%	62%	68%

We continue to rely on international customers, particularly those in Asia, for a significant portion of our net sales. We consider the Asia region to consist principally of Korea, Japan, Singapore, China and Taiwan. A substantial portion of the world’s semiconductor manufacturing capacity is located there. We plan to continue to focus on expanding our market presence in Asia, as we believe that significant additional growth potential exists in this region over the long term.

Gross Profit

	Years Ended December 31,			% Change	% Change
	2006	2005	2004	in 2006	in 2005
	(Dollars in thousands)

Gross profit	$824,349	$599,126	$665,130	38%	(10)%
% of net sales	50%	45%	49%

The increase in gross profit as a percentage of net sales in 2006 compared to 2005 is due primarily to a reduction in installation and warranty costs, a change in the mix of products sold and efficiencies in operations. Gross margin also increased by $2.5 million from 2005 to 2006 due to the adoption of SFAS 151 and decreased by $0.7 million due to the adoption of SFAS 123R (see Recent Accounting Pronouncements within this Item 7).

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

Our gross profit from period to period is affected by the treatment of certain product sales in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” (SAB 104) which superseded the earlier related guidance in SAB No. 101, “Revenue Recognition in Financial Statements.” For these sales, we recognize all of a product’s cost upon shipment even though a portion of a product’s revenue may be deferred until final payment is due, typically upon customer acceptance.

Selling, General and Administrative (SG&A)

	Years Ended December 31,			% Change	% Change
	2006	2005	2004	in 2006	in 2005
	(Dollars in thousands)

SG&A expense	$261,389	$206,939	$194,652	26%	6%
% of net sales	16%	15%	14%

SG&A expense includes compensation and benefits for corporate, financial, marketing and administrative personnel as well as travel expenses and professional and legal fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

The increase in SG&A expense in 2006 over the prior year, in absolute dollars and as a percentage of sales, is primarily due to an increase in stock compensation expense of $20.2 million due primarily to the adoption of SFAS 123R, the acquisition of Voumard, an increase in headcount to support sales volume and increases in commissions and profit sharing due to increased sales and improved financial performance in 2006.

The increase in SG&A expense in 2005 over the prior year, in absolute dollars and as a percentage of sales, is primarily due to a reduction in SG&A of $8.1 million in 2004 from the reversal of previously accrued royalty payments in connection with our legal settlement with Applied Materials, Inc., as well as a full year of operations in 2005 for Peter Wolters AG, which we acquired in June 2004, compared to a partial year of operations in 2004. Partially offsetting these increases is a net reduction in SG&A of $7.3 million during 2005 due to a reduction in our allowance for doubtful accounts.

Research and Development (R&D)

	Years Ended December 31,			% Change	% Change
	2006	2005	2004	in 2006	in 2005
	(Dollars in thousands)

R&D expense	$244,201	$247,315	$252,083	(1)%	(2)%
% of net sales	15%	18%	19%

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

The decrease in R&D expense in 2006 and 2005 in absolute dollars results from lower R&D program spending and lower depreciation and related facility costs due to restructuring. The decrease in R&D expense in 2006 is partially offset by an increase of $9.9 million of stock-based compensation included in R&D primarily as a result of the adoption of SFAS 123R. As a percentage of sales R&D has decreased due to higher sales and relatively fixed R&D spending. The 2005 reduction from 2004 levels was partially offset by a full year of operations in 2005 for Peter Wolters AG, which we acquired in June 2004, compared to a partial year of operations in 2004.

Acquired In-Process Research and Development (IPR&D)

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

IPR&D expense	$—	$—	$6,124
% of net sales	0%	0%	less than 1%

During 2004, we incurred a $6.1 million charge for acquired in-process research and development (IPR&D) in connection with the acquisition of Angstron Systems, Inc. We incurred no such charges during 2006 and 2005.

Legal Settlement

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Legal settlement	$3,250	$—	$5,400
% of net sales	less than 1%	0%	less than 1%

In 2006, we incurred a charge of $3.3 million to settle a customer indemnity claim. During 2004, we incurred a charge of $2.9 million related to the Semitool litigation and a charge of $2.5 million related to the settlement of a class action lawsuit by field service engineers relating to overtime compensation. No such legal charges were incurred during the year ended December 31, 2005.

Restructuring and Other Charges

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Restructuring and other charges	$10,735	$9,175	$1,484
% of net sales	1%	1%	less than 1%

During 2006, we implemented a restructuring plan to dispose of certain owned facilities located in San Jose, California. We recorded an impairment charge of $8.9 million to write down certain of those facilities to their estimated fair value and reclassified certain of those assets to assets held for sale in our Consolidated Balance Sheet as of December 31, 2006 as we expect to sell them within one year. In 2006, we also recorded restructuring charges of $6.0 million related to future lease payments, $1.3 million related to accelerated depreciation of leasehold improvements and $0.2 million related to other charges, all in connection with a restructuring plan we implemented in 2005 to relocate certain operations from Chandler, Arizona to San Jose, California and Tualatin, Oregon.

During 2005, we incurred a severance charge of $0.8 million and asset impairments of $14.2 million. These charges were offset by the reversal of a previously recorded restructuring accrual of $5.8 million due to a change in future estimated sublease income.

During 2004, we incurred a severance charge of $1.2 million and asset impairments of $1.2 million. These charges were offset by the reversal of a previously recorded restructuring accrual of $0.9 million due to a change in future estimated sublease income related to vacated facilities.

The charges for vacated facilities relates to rent obligations after the abandonment of certain facilities currently under long-term operating lease agreements. When applicable, anticipated future sublease income related to the vacated buildings has been offset against the charge for the remaining lease payments. Additionally, certain property and equipment, including leasehold improvements, associated with the abandoned facilities that had no future economic benefit have been written off.

As a result of the 2006 restructuring plan we expect to decrease net expenses in 2007 by approximately $2.5 million, which considers decreased depreciation expense related to asset write offs and sublease income. In addition we experienced cash flow savings of $1.3 million in 2006 and expect savings of $1.8 million in 2007, due primarily to sublease income. See Note 7 to Consolidated Financial Statements for further disclosure of our restructuring activities.

Interest and Other Income, net

	Years Ended December 31,			% Change	% Change
	2006	2005	2004	in 2006	in 2005
	(Dollars in thousands)

Interest and other income, net	$34,145	$22,916	$17,804	49%	29%
% of net sales	2%	2%	1%

Interest and other income, net, includes interest income, interest expense and other non-operating items. The increase in interest and other income, net, in absolute dollars for 2006 compared to 2005 is primarily due to an increase in interest income of approximately $7.0 million, due to higher balances of interest-bearing cash and short-term investments along with higher interest rates during 2006 and a gain of $2.8 million related to our acquisition of Voumard.

The increase in interest and other income, net, in absolute dollars for 2005 compared to 2004 is primarily due to an increase in interest income of approximately $9.2 million, due to higher balances of interest-bearing cash and short-term investments along with an increase in foreign currency-related gains of $6.5 million. Higher cash and investment balances resulted mainly from positive cash flow from operations during the year ended December 31, 2005. In 2004, interest and other income, net, included the cash receipt of $8.0 million in connection with the settlement of the Applied Materials, Inc. litigation.

Income Taxes

Our effective tax rate was 44%, 31% and 30% in 2006, 2005 and 2004, respectively. Our effective tax rate in 2006 differs from 2005 primarily because of the implementation of a new global business structure, the conclusion of certain tax examinations, increased benefit from federal manufacturing and export sales incentives, reduced state taxes, and reduced incremental benefit from tax-exempt interest income. Our new global business structure is being implemented to align our operations with the business needs of our non-U.S. customers. We expect to achieve a lower tax rate in the future as well as business efficiencies, as a result of the global structure. In 2006, a tax expense of approximately $46.1 million due to foreign losses with no current tax benefit associated with the global structure was partially offset by an $8.0 million benefit from the adjustment of tax reserves as a result of the conclusion of tax examinations. Our effective tax rate in 2005 differs from 2004 because of decreased benefit from export sale incentives and less benefit from a valuation allowance reduction. The effective tax rate in 2006 also reflects research and development credits, and foreign income taxes on foreign source earnings taxed at less than the U.S. statutory rate.

Our future effective income tax rate depends on various factors, such as profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income and non-deductible expenses incurred in connection with acquisitions.

We remain subject to examination by federal and state tax authorities. In addition, certain of our foreign subsidiaries are subject to examination by foreign taxing authorities. The timing of the settlement of these examinations is uncertain. We believe that adequate accruals have been provided for any potential adjustments that may result from these examinations.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to revenue recognition, inventory valuation, goodwill and other intangible assets, deferred tax assets, warranty obligations, restructuring and impairment charges and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured.

Our equipment sales generally have two elements: 1) the equipment and 2) installation of that equipment. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. The installation element is recognized upon customer acceptance. Installation services are not essential to the functionality of the delivered equipment. As provided for in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” we allocate revenue based on the residual method when fair value has been established for installation services. For many of our sales contracts, the final payment is not billable until customer acceptance and typically exceeds the fair value of the installation services. Under these arrangements, we defer revenue for the final payment until customer acceptance. In the short-term, this practice creates variability in our gross margin, as revenue related to customer acceptance is recognized with little or no associated costs, which may not be indicative of our future operating performance.

We also enter into revenue arrangements that involve the sale of multiple pieces of equipment under a single arrangement. Revenue under these arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand alone basis and there is objective and reliable evidence of fair value. Our sales arrangements do not include a general right of return. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In accordance with our policy, we completed the goodwill impairment test in the fourth quarter of 2006. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. The results of our impairment tests did not indicate impairment.

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2006, we had approximately $130.0 million of deferred tax assets, net of a valuation allowance of approximately $3.8 million principally related to acquired net operating loss carryforwards that are not realizable until 2017 and beyond. Management believes the majority of deferred tax assets will be realized due to anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an increase to the valuation allowance for deferred tax assets would decrease income in the period in which such determination is made.

Warranty Obligations

Our warranty policy generally states that we will provide warranty coverage for a predetermined amount of time on systems and modules for material and labor to repair and service the equipment. We generally record the estimated cost of warranty coverage to cost of sales upon system shipment. The estimated cost of warranty is determined by the warranty term, as well as the average historical labor and material costs for a specific product. Should actual product failure rates or material usage differ from our estimates, revisions to the estimated warranty liability may be required. These revisions have had and could in the future have a positive or negative impact on gross profit. We review the actual product failure rates and material usage rates on a quarterly basis and adjust our warranty liability as necessary.

Restructuring and Impairment Charges

Restructuring activities after December 31, 2002 were recorded under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146); SFAS No. 112, “Employers’

Accounting for Postemployment Benefits;” and SAB 100, “Restructuring and Impairment Charges.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved.

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

Hedge Accounting for Derivatives

We utilize foreign currency forward exchange contracts to hedge certain anticipated foreign currency sales transactions. When specific criteria required by SFAS No. 133, “Accounting for Derivative and Hedging Activities,” (SFAS 133) have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When we determine that the transactions are no longer probable within a certain time frame, we are required to reclassify the cumulative changes in the fair values of the related hedge contracts from other comprehensive income to net income.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results. See Note 14 to Consolidated Financial Statements for discussion of the impact of SFAS 123R on our Consolidated Financial Statements and significant estimates used.

Litigation

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

Liquidity and Capital Resources

Our operating and capital resource requirements are primarily financed from cash flows from operations and borrowings. Our restricted cash and cash equivalents balance was $143.8 million as of December 31, 2006. Our primary source of funds as of December 31, 2006 consisted of approximately $853.3 million in unrestricted cash, cash equivalents and short-term investments. This amount represents an increase of $198.3 million from the December 31, 2005 balance of $655.0 million. The increase was due primarily to cash generated from operations of $447.2 million, offset by the repurchase of common stock for $249.9 million.

Net cash provided by operating activities for the year ended December 31, 2006 was $447.2 million. The primary sources of cash from operating activities were net income, as adjusted to exclude the effect of non-

cash charges of depreciation and amortization, stock-based compensation and restructuring charges, and changes in working capital levels, including accounts receivable and inventories. During 2006 we began to utilize programs to factor or sell accounts receivable, which has resulted in increased cash and lower accounts receivable in 2006 compared to 2005.

Net cash used in investing activities in the year ended December 31, 2006 was $234.2 million, which consisted primarily of cash paid for capital expenditures of $39.4 million and net purchases, sales and maturities of short-term investments of $176.1 million. As of December 31, 2006, we did not have any significant commitments to purchase property and equipment.

Net cash used in financing activities for the year ended December 31, 2006 was $197.9 million, which was due primarily to the repurchase of common stock for $249.9 million and payments on long-term debt of $10.2 million, partially offset by proceeds from employee stock compensation plans of $42.4 million.

In December 2006, we entered into a credit agreement with certain lenders (the Agreement), which established a senior unsecured five year revolving credit line with an aggregate committed amount of $150.0 million with the option to increase the total line by up to an additional $100.0 million under certain circumstances. We expect to use the proceeds for working capital and other general corporate purposes, including the repurchase of shares. The Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, and events of default, which are subject to various exceptions and qualifications. No amounts have been borrowed under the Agreement as of December 31, 2006.

During 2004, we entered into a credit arrangement denominated in Euros that allowed for borrowing of up to $153.1 million and borrowed the entire amount available to fund the acquisition of Peter Wolters AG and for general corporate purposes. Borrowings are secured by cash or short-term investments on deposit which are included within restricted cash and cash equivalents on our Consolidated Balance Sheet. All borrowings under the credit arrangement are due and payable on or before June 28, 2009.

We have available short-term credit facilities with various financial institutions totaling $80.2 million, of which $46.3 million was unutilized as of December 31, 2006. These credit facilities bear interest at various rates, expire on various dates through December 2007 and are used for general corporate purposes. As of December 31, 2006, our subsidiaries had $19.5 million of borrowings outstanding under the short-term lines of credit at a weighted-average interest rate of 2.3%.

We also have long-term credit facilities with various institutions totaling $318.5 million, of which $190.7 million was unutilized as of December 31, 2006. These credit facilities bear interest at a weighted-average rate of 3.8% and expire through December 2037. As of December 31, 2006, we had $127.9 million in long-term debt outstanding.

On February 23, 2004, our Board of Directors renewed a stock repurchase program originally approved in September 2001. Under the repurchase program as renewed, we were authorized to repurchase up to $500.0 million of our outstanding common shares. On September 20, 2004 we announced that our Board of Directors had authorized an additional $1.0 billion for repurchase of outstanding common stock through September 14, 2009. As of December 31, 2006, we had approximately $613.3 million of remaining unused authorization for such repurchases.

We believe that our current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet our needs through at least the next twelve months.

Off-Balance Sheet Arrangements

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate during the ordinary course of business. As of December 31, 2006, the maximum potential amount of future payments that we could be required to make under these letters of credit was approximately $14.5 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Guarantee Arrangements

We have guarantee arrangements on behalf of certain of our consolidated subsidiaries for line-of-credit borrowings, overdrafts and operating leases. In the event of default on these arrangements by our subsidiaries, we would have a maximum exposure of $181.7 million as of December 31, 2006.

Contractual Obligations

We have non-cancelable operating leases for various facilities. Rent expense was approximately $12.2 million, $11.8 million and $11.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, net of sublease income of $2.3 million, $2.8 million and $3.7 million, respectively. Certain of the operating leases contain provisions, which permit us to renew the leases at the end of their respective lease terms.

The following is a table summarizing future minimum lease payments under all non-cancelable operating leases, with initial or remaining terms in excess of one year.

	Years Ending December 31,						Sublease	Net
	2007	2008	2009	2010	2011	Thereafter	Income	Total
	(In thousands)

Non-cancelable operating leases	$8,936	$8,382	$7,957	$7,827	$7,693	$24,875	$(24,185)	$41,485

The following is a table summarizing our contractual obligations under long-term borrowing arrangements. This table excludes amounts recorded on our balance sheet as current liabilities at December 31, 2006.

	Years Ending December 31,
	2008	2009	2010	2011	Thereafter
	(In thousands)

Long-term debt obligations	$38	$126,627	$38	$38	$1,121

Liabilities related to our pension and post-retirement benefit plans, are reported in our Consolidated Balance Sheets but are not reflected in a contractual obligation table due to the absence of stated maturities. We have net obligations at December 31, 2006 related to our pension plans and post-retirement medical plan of $6.7 million. We funded $0.5 million to these plans in fiscal 2006. We expect to make payments of $1.5 million in fiscal 2007.

Purchase Commitments

We have firm purchase commitments with various suppliers to ensure the availability of components. Our minimum obligation at December 31, 2006 under these arrangements was $113.7 million. All amounts under these arrangements are due in 2007. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We have made adequate provision for potential exposure related to inventory on order which may go unused.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R. SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting

Bulletin No. 107, “Share-Based Payment” (SAB 107), which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We adopted SFAS 123R in the first quarter of fiscal 2006 and recognized $34.9 million of expense related to stock-based compensation in 2006.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). The standard clarifies that certain abnormal amounts be expensed as incurred, rather than included as a cost of inventory. SFAS 151 also requires that the allocation of fixed overhead costs to inventory be based upon a normal production capacity. We adopted the standard effective January 1, 2006, which resulted in an increased carrying value of inventory and decreased cost of sales of approximately $2.5 million and an increase to net income of $1.5 million, net of tax, or $0.01 per diluted share for the year ended December 31, 2006.

In June 2006, the EITF issued EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2), which clarifies the accounting for compensated absences known as a sabbatical leave whereby the employee is entitled to paid time off after working for an entity for a specified period of time. The provisions of EITF 06-2 are effective for us as of January 1, 2007. We are currently evaluating the impact of adopting EITF 06-2 on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, “Accounting for Contingencies” (SFAS 5). The provisions of FIN 48 are effective for us as of January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value. Also, SFAS 157 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. We adopted SFAS 158 as of December 31, 2006, which resulted in recording an increased pension liability and other comprehensive loss of $0.9 million, net of tax of $0.4 million.

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

We mitigate default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of their issuers. The portfolio includes only short-term investments with active secondary or resale markets to ensure portfolio liquidity. We have no material cash flow exposure due to rate changes for cash equivalents and short-term investments.

The interest rate of the majority of our short-term and long-term obligations is floating. Therefore, our results are only affected by the interest rate changes to variable-rate short-term borrowings. Due to the short-term nature of these borrowings, an immediate change to interest rates is not expected to have a material effect on our results.

The tables below present the amounts we recorded and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of December 31, 2006 and 2005. The amounts presented in the tables below approximate fair value.

	Periods of Maturity
	Less than	1 to 3	3 to 5	5 to 10	Over 10	2006
	1 Year	Years	Years	Years	Years	Total
	(In thousands)

Assets:
Cash and cash equivalents	$58,463	$—	$—	$—	$—	$58,463
Average interest rate	5.30%	—	—	—	—	5.30%
Short-term investments	$199,980	$49,016	$4,845	$12,875	$522,998	$789,714
Average interest rate	4.89%	5.06%	5.82%	5.71%	5.76%	5.51%
Restricted cash and cash equivalents	$143,769	$—	$—	$—	$—	$143,769
Average interest rate	5.33%	—	—	—	—	5.33%
Liabilities:
Short-term borrowings	$19,480	$—	$—	$—	$—	$19,480
Average interest rate	2.34%	—	—	—	—	2.34%
Long-term borrowings	$—	$126,665	$76	$190	$931	$127,862
Average interest rate	—	3.83%	4.00%	4.00%	4.00%	3.83%

	Periods of Maturity
	Less than	1 to 3	3 to 5	5 to 10	Over 10	2005
	1 Year	Years	Years	Years	Years	Total
	(In thousands)

Assets:
Cash and cash equivalents	$40,403	$—	$—	$—	$—	$40,403
Average interest rate	3.77%	—	—	—	—	3.77%
Short-term investments	$173,708	$140,448	$10,940	$10,685	$273,056	$608,837
Average interest rate	3.65%	4.35%	4.99%	5.18%	4.98%	4.46%
Restricted cash and cash equivalents	$140,212	$—	$—	$—	$—	$140,212
Average interest rate	4.28%	—	—	—	—	4.28%
Liabilities:
Short-term borrowings	$15,744	$—	$—	$—	$—	$15,744
Average interest rate	0.83%	—	—	—	—	0.83%
Long-term borrowings	$—	$115	$123,750	$229	$764	$124,858
Average interest rate	—	4.00%	2.63%	4.00%	4.00%	2.65%

The “less than 1 year” category of short-term investments contains $14.8 million and $8.1 million of other investments that do not have contractual maturities at December 31, 2006 and 2005. Also included in short-term investments is interest receivable of $5.2 million and $5.7 million as of December 31, 2006 and 2005, respectively, that is not included in the tables above.

Foreign Currency Risk

We conduct business in various foreign countries located primarily in Europe and Asia. We are therefore primarily exposed to changes in exchange rates of currencies in those regions. To address these currency risks, we expanded our foreign currency exposure management policy in 2006. We utilize foreign currency forward contracts to mitigate our risk to changes in exchange rates by hedging intercompany balances denominated in currencies other than the U.S. dollar, hedging our U.S. dollar net investment in certain foreign subsidiaries and by designating certain forward contracts as cash flow hedges on transactions in which costs are denominated in U.S. dollars but the related revenues are generated in a foreign currency. The intent of our hedging program is to minimize the impact of foreign currency fluctuations on our results of operations. We do not use foreign currency forward exchange contracts for speculative or trading purposes. For further discussion of the accounting treatment of our derivative instruments see Note 2 of our Consolidated Financial Statements. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the estimated fair value of our contracts outstanding at December 31, 2006 and 2005.

	December 31, 2006
	Notional	Average	Estimated Fair
	(Buy) Sell	Contract Rate	Value-Gain (Loss)
	(In thousands, except for average contract rate)

Foreign currency forward exchange contracts:
Japanese yen	$142,963	106.23	$3,047
Swiss franc	1,966	1.21	0
Singapore dollar	(6,443)	1.53	1
Other	(7)		(16)

	$138,479		$3,032

	December 31, 2005
	Notional	Average	Estimated Fair
	(Buy) Sell	Contract Rate	Value-Gain (Loss)
	(In thousands, except for average contract rate)

Foreign currency forward exchange contracts:
Japanese yen	$156,555	105.81	$13,267
British pound	(5,026)	0.60	1
Euro	(15,974)	0.84	(184)
Swiss franc	1,395	1.31	(3)
Sinapore dollar	(13,753)	1.66	(15)
Taiwanese dollar	657	33.06	1
Chinese renminbi	(2,040)	8.03	(11)
Malaysian ringget	(2,341)	3.77	(7)
Korean won	(12,304)	1,012.10	(7)

	$107,169		$13,042

Item 8.	Financial Statements and Supplementary Data

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net sales	$1,658,516	$1,340,471	$1,357,288
Cost of sales	834,167	741,345	692,158

Gross profit	824,349	599,126	665,130
Operating expenses:
Selling, general and administrative	261,389	206,939	194,652
Research and development	244,201	247,315	252,083
Acquired in-process research and development	—	—	6,124
Legal settlement	3,250	—	5,400
Restructuring and other charges	10,735	9,175	1,484

Total operating expenses	519,575	463,429	459,743

Operating income	304,774	135,697	205,387
Interest income	27,782	20,738	11,578
Interest expense	(4,290)	(3,510)	(2,133)
Other income, net	10,653	5,688	8,359

Interest and other income, net	34,145	22,916	17,804

Income before provision for income taxes and cumulative effect of a change in accounting principle	338,919	158,613	223,191
Provision for income taxes	149,851	48,506	66,501

Income before cumulative effect of a change in accounting principle	189,068	110,107	156,690
Cumulative effect of a change in accounting principle, net of tax of $594	948	—	—

Net income	$190,016	$110,107	$156,690

Net income per share:
Basic:
Income before cumulative effect of a change in accounting principle	$1.51	$0.80	$1.07
Cumulative effect of a change in accounting principle	0.01	—	—

Basic net income per share	$1.52	$0.80	$1.07

Diluted:
Income before cumulative effect of a change in accounting principle	$1.49	$0.80	$1.06
Cumulative effect of a change in accounting principle	0.01	—	—

Diluted net income per share	$1.50	$0.80	$1.06

Shares used in basic per share calculations	125,286	137,447	145,956

Shares used in diluted per share calculations	126,483	138,423	147,937

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$58,463	$40,403
Short-term investments	794,865	614,580
Accounts receivable, net of allowance for doubtful accounts of $1,753 in 2006 and $987 in 2005	310,888	391,791
Inventories	198,571	193,787
Deferred tax assets, net	102,266	88,563
Assets held for sale	21,966	—
Prepaid and other current assets	18,274	34,388

Total current assets	1,505,293	1,363,512
Property and equipment, net	364,599	423,749
Restricted cash and cash equivalents	143,769	140,212
Goodwill	225,431	255,584
Intangibles and other assets	123,400	107,192

Total assets	$2,362,492	$2,290,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,406	$83,710
Accrued payroll and related expenses	81,836	57,450
Accrued warranty	55,349	54,553
Other accrued liabilities	48,068	58,271
Income taxes payable	38,879	5,898
Deferred profit	41,351	68,718
Current obligations under lines of credit	19,480	15,744

Total current liabilities	361,369	344,344
Long-term debt	127,862	124,858
Other non-current liabilities	38,556	41,764

Total liabilities	527,787	510,966
Commitments and contingencies (Notes 10 and 11)
Shareholders’ equity:
Preferred stock, no par value; authorized shares — 10,000; issued and outstanding shares — none	—	—
Common stock, no par value; authorized shares — 240,000; issued and outstanding shares — 125,452 in 2006 and 132,820 in 2005	1,393,914	1,418,747
Deferred stock compensation	—	(24,942)
Retained earnings	438,196	388,015
Accumulated other comprehensive income (loss)	2,595	(2,537)

Total shareholders’ equity	1,834,705	1,779,283

Total liabilities and shareholders’ equity	$2,362,492	$2,290,249

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$190,016	$110,107	$156,690
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of equity investments	—	—	(303)
Loss on disposal of fixed assets	1,699	2,182	1,650
Non-cash portion of restructuring and other charges	10,199	14,337	(7,779)
Depreciation and amortization	69,729	82,776	89,244
Deferred income taxes	20,790	22,858	39,025
Stock-based compensation	34,941	4,209	4,093
Acquired in-process research and development	—	—	6,124
Tax benefit from stock-based compensation	29,656	4,132	—
Excess tax benefit from stock-based compensation	(15,612)	—	—
Cumulative effect of a change in accounting principle	(1,542)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	82,539	(6,167)	(146,073)
Inventories	(12,174)	52,884	(46,072)
Prepaid and other assets	27,085	(10,421)	(5,703)
Accounts payable	(7,764)	1,580	10,916
Accrued payroll and related expenses	27,306	(3,541)	31,350
Accrued warranty	501	8,795	14,718
Other liabilities	(18,259)	(2,011)	3,415
Income taxes payable	35,595	(5,945)	3,747
Deferred profit	(27,552)	(2,219)	24,160

Net cash provided by operating activities	447,153	273,556	179,202

Cash flows from investing activities:
Proceeds from sales of short-term investments	672,263	329,434	629,378
Proceeds from maturities of short-term investments	197,464	395,806	246,799
Purchases of short-term investments	(1,045,876)	(853,334)	(849,558)
Capital expenditures	(39,384)	(44,744)	(31,732)
Proceeds from sale of property and equipment	2,235	2,676	—
Decrease (increase) in other assets	(16,603)	3,003	(11,226)
Decrease (increase) in restricted cash and cash equivalents	(3,557)	36,496	(173,847)
Purchase of Voumard Machine, Co. SA, net of cash acquired	(765)	(5,384)	—
Purchase of Peter Wolters AG, net of cash acquired	—	—	(142,916)

Net cash used in investing activities	(234,223)	(136,047)	(333,102)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	42,383	29,864	38,706
Proceeds (repayments) from lines of credit, net	4,193	12,726	(10,044)
Proceeds from long-term debt	—	—	153,115
Payments on long-term debt	(10,194)	(19,902)	(10,362)
Repurchases of common stock	(249,864)	(226,652)	(410,188)
Excess tax benefit from stock-based compensation	15,612	—	—

Net cash used in financing activities	(197,870)	(203,964)	(238,773)

Effects of exchange rate changes on cash and cash equivalents	3,000	741	1,612
Net change in cash and cash equivalents	18,060	(65,714)	(391,061)

Cash and cash equivalents at beginning of period	40,403	106,117	497,178

Cash and cash equivalents at end of period	$58,463	$40,403	$106,117

Supplemental disclosures:
Cash paid during the year for:
Interest	$3,850	$4,136	$1,425
Income taxes, net	$65,238	$14,263	$23,908

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive	Total
	Common Stock		Deferred	Retained	Income	Shareholders’
	Shares	Amount	Compensation	Earnings	(Loss)	Equity
	(In thousands)

Balance at December 31, 2003	152,899	$1,574,239	$(8,313)	$501,362	$4,572	$2,071,860
Components of comprehensive income:
Net income	—	—	—	156,690	—	156,690
Net change in unrealized loss on marketable securities	—	—	—	—	(571)	(571)
Less: reclassification adjustment for gain on sale of marketable securities	—	—	—	—	(303)	(303)
Foreign currency translation adjustments, net of tax of $4,194	—	—	—	—	1,547	1,547

Comprehensive income						157,363

Issuance of common stock under employee compensation plans, net	1,731	38,847	—	(141)	—	38,706
Issuance of restricted common stock, net	450	12,939	(12,939)	—	—	—
Amortization of deferred compensation	—	—	4,093	—	—	4,093
Repurchases of common stock	(14,774)	(152,196)	—	(257,992)	—	(410,188)

Balance at December 31, 2004	140,306	1,473,829	(17,159)	399,919	5,245	1,861,834
Components of comprehensive income:
Net income	—	—	—	110,107	—	110,107
Net change in unrealized loss on marketable securities	—	—	—	—	(903)	(903)
Foreign currency translation adjustments, net of tax of $(2,495)	—	—	—	—	(6,879)	(6,879)

Comprehensive income						102,325

Issuance of common stock under employee compensation plans, net	1,901	33,658	—	(223)	—	33,435
Income tax benefits realized from activity in employee stock plans	—	4,132	—	—	—	4,132
Issuance of restricted common stock, net	538	11,992	(11,992)	—	—	—
Amortization of deferred compensation	—		4,209	—	—	4,209
Repurchases of common stock	(9,925)	(104,864)	—	(121,788)	—	(226,652)

Balance at December 31, 2005	132,820	1,418,747	(24,942)	388,015	(2,537)	1,779,283
Components of comprehensive income:
Net income	—	—	—	190,016	—	190,016
Net change in unrealized loss on marketable securities	—	—	—	—	2,114	2,114
Foreign currency translation adjustments, net of tax of $123	—	—	—	—	4,225	4,225
Net change in unrealized loss on derivative instruments	—	—	—	—	(329)	(329)
Net change in unrealized loss on pension, net of tax of $369	—	—	—	—	(878)	(878)

Comprehensive income						195,148

Reclassification of deferred compensation balance to common stock	—	(24,942)	24,942	—	—	—
Issuance of common stock under employee compensation plans, net	2,985	46,560	—	(238)	—	46,322
Income tax benefits realized from activity in employee stock plans	—	29,656	—	—	—	29,656
Stock based compensation	—	34,160	—	—	—	34,160
Repurchases of common stock	(10,353)	(110,267)	—	(139,597)	—	(249,864)

Balance at December 31, 2006	125,452	$1,393,914	$—	$438,196	$2,595	$1,834,705

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of the Business

Novellus Systems, Inc., together with its subsidiaries, is primarily a supplier of semiconductor manufacturing equipment used in the fabrication of integrated circuits. We are focused on delivering innovative interconnect products and technologies that meet the increasingly complex and demanding needs of the world’s largest semiconductor manufacturers. The semiconductor manufacturing equipment that we build, market and service provides today’s semiconductor device manufacturers with high productivity and low total cost of ownership.

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

On November 18, 2005, we acquired 90% of Voumard Machines Co. SA (Voumard), a manufacturer of high-precision machine manufacturing tools based in Neuchâtel, Switzerland and in November 2006 we acquired the remaining 10%. The acquisition was accounted for as a purchase business combination. Our consolidated financial statements for 2005 include the financial position, results of operations and cash flows of Voumard from the date of acquisition. With the acquisition of Voumard, Novellus further enhanced the product offerings in our Industrial Applications Group.

Note 2.  Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements include our accounts and the accounts of our subsidiaries after elimination of all significant intercompany account balances and transactions. Certain prior year amounts in the Consolidated Financial Statements and the notes thereto have been reclassified to conform to the current year presentation.

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, cash and investments, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, goodwill and other intangible assets, warranty obligations, restructuring and impairment charges, contingencies and litigation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state our assets and liabilities given facts known at the time of valuation. Our assumptions may prove incorrect as facts change in the future. Actual results may differ materially from these estimates under different assumptions or conditions.

Earnings per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards.

Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of unvested restricted stock awards,

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding options and shares issuable under stock incentive and employee stock purchase plans using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Numerator:
Net income	$190,016	$110,107	$156,690

Denominator:
Basic weighted-average shares outstanding	125,286	137,447	145,956
Employee stock options and other	1,197	976	1,981

Diluted weighted-average shares outstanding	126,483	138,423	147,937

Basic net income per share	$1.52	$0.80	$1.07
Diluted net income per share	$1.50	$0.80	$1.06

For the years ended December 31, 2006, 2005 and 2004, 9.2 million, 19.8 million and 15.2 million shares, respectively, were attributable to outstanding stock options and were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Restricted stock awards representing 0.8 million and 0.2 million shares were excluded from the computation of diluted shares outstanding for the years ended December 31, 2006 and 2005, respectively, as the shares were subject to performance conditions that had not been met.

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured.

Our equipment sales generally have two elements: 1) the equipment and 2) installation of that equipment. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. The installation element is recognized upon customer acceptance. Installation services are not essential to the functionality of the delivered equipment. As provided for in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” we allocate revenue based on the residual method when fair value has been established for installation services. For many of our sales contracts, the final payment is not billable until customer acceptance and typically exceeds the fair value of the installation services. Under these arrangements, we defer revenue for the final payment until customer acceptance. In the short-term, this practice creates variability in our gross margin, as revenue related to customer acceptance is recognized with little or no associated costs, which may not be indicative of our future operating performance.

We also enter into revenue arrangements that involve the sale of multiple pieces of equipment under a single arrangement. Revenue under these arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand alone basis and there is objective and reliable evidence of fair value. Our sales arrangements do not include a general right of return. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is included in other accrued liabilities.

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid debt instruments with insignificant interest rate risk and original maturities of ninety days or less to be cash equivalents. Investments with original maturities greater than three months which are available for use in current operations are considered to be short-term investments. Our short-term investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity. The fair value of short-term investments is based on quoted market prices. Gains and losses and declines in fair value that are determined to be other than temporary are recorded in earnings. The cost of securities sold is based on the specific identification method.

Restricted Cash and Cash Equivalents

We maintain certain amounts of cash and cash equivalents on deposit which are restricted from general use. These amounts are used primarily to secure our Euro-based credit facility (see Note 8).

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

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance at December 31, 2006 relates primarily to acquired net operating loss carryforwards that are not realizable until 2017 and beyond. The valuation allowance at December 31, 2006 includes $2.3 million related to the acquired deferred tax assets of SpeedFam-IPEC, which will be credited to goodwill when realized, and $1.5 million related to capital loss carryforwards. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

Machinery and equipment	3 — 10 years
Furniture and fixtures	5 — 10 years
Buildings	30 — 40 years
Building improvements	Shorter of useful life or remaining lease term

Goodwill and Other Intangible Assets

We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In accordance with our policy, we completed the goodwill impairment test in the fourth quarter of 2006. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of the asset exceeds the fair value. The results of our impairment tests did not indicate potential impairment.

Warranty

Our warranty policy generally states that we will provide warranty coverage for a predetermined amount of time on systems and modules for material and labor to repair and service the equipment. We generally record the estimated cost of warranty coverage to cost of sales upon system shipment. The estimated cost of warranty is determined by the warranty term as well as the average historical labor and material costs for a specific product. We review the actual product failure rates and material usage rates on a quarterly basis and adjust our warranty liability as necessary.

Restructuring and Impairment Charges

Restructuring activities after December 31, 2002 have been recorded under the provisions of Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146); SFAS No. 112, “Employers’ Accounting for Postemployment Benefits;” and SEC SAB No. 100, “Restructuring and Impairment Charges” (SAB 100). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. Accordingly, restructuring accruals are recorded when management initiates an exit plan that will cause us to incur costs that have no future economic benefit. The restructuring accrual related to vacated facilities is calculated net of estimated sublease income. Sublease income is estimated based on current market quotes for similar properties. If we are unable to sublet the vacated properties on a timely basis or if we are forced to sublet them at lower rates due to changes in market conditions, we will adjust the accruals accordingly.

Certain items classified within restructuring charges related to asset impairments are recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SAB 100.

Contingencies and Litigation

We assess the probability of adverse judgments in connection with current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost. We have made no such accruals as of December 31, 2006.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

We translate assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the rates of exchange in effect at the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Accordingly, translation gains or losses related to these foreign subsidiaries are included as a component of accumulated other comprehensive income (loss).

Derivatives

To address increasing international growth and related currency risks, we expanded our foreign currency exposure management policy in 2006. Our policy is to enter into foreign exchange forward contracts with maturities of less than 12 months to mitigate the impact of currency fluctuations on existing non-functional currency monetary asset and liability balances; probable anticipated system sales denominated in yen; and our net investment in certain foreign functional currency subsidiaries. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), all derivatives are recorded in either other current assets or other current liabilities at fair value. Cash flows from derivative instruments are reported in cash flows from operating activities.

Cash Flow Hedging

We designate and document foreign exchange forward contracts on transactions in which costs are U.S. dollar denominated and the related revenues are generated in Japanese yen as cash flow hedges. We evaluate and calculate each hedge’s effectiveness at least quarterly using the dollar offset method, comparing the change in the forward contract’s fair value on a spot to spot basis to the spot to spot change in the anticipated transaction. The effective change is recorded in other comprehensive income until the sale is recognized. We record any ineffectiveness, along with the excluded time value of the forward contracts in cost of sales on the Consolidated Statement of Operations, which was not significant for 2006. In the event it becomes probable that a hedged anticipated transaction will not occur the gains or losses on the related cash flow hedges will immediately be reclassified from Other Comprehensive Income (OCI) to other income and expense.

The following table summarizes the impact of cash flow hedges on OCI during 2006.

OCI
(In thousands)

Balance as of January 1, 2006	$—
Net change on cash flow hedges	(2,135)
Reclassification to cost of sales	1,806

Balance as of December 31, 2006	$(329)

We anticipate reclassifying the net loss from OCI to earnings within 12 months.

Net Investment Hedging

During 2006, we began to hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. The foreign exchange forward contracts used to hedge this exposure are designated and documented as net investment hedges. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective when currency pairs and notional amounts on the forwards are properly aligned with the net investment in subsidiaries. Changes in the spot to spot value of the derivative are recorded as foreign currency translation adjustments within OCI. Ineffectiveness, if any, along with the excluded time value of the forward contracts are recorded in other income and expense, and amounted to a $0.8 million gain for 2006. Derivative losses related to net investment hedges recorded in OCI were $2.8 million in 2006. We did not hedge this exposure prior to the current year.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Designated Hedges

We enter into forward foreign exchange contracts to hedge intercompany balances denominated in currencies other than the U.S. dollar that are remeasured each period and recorded in income. The maturities of these instruments are generally less than 12 months. These contracts do not require special hedge accounting treatment under SFAS 133 as the gains or losses are recorded in other income or expense each period, where they are expected to substantially offset the remeasurement gain or loss on the intercompany balances denominated in a foreign currency. The gain (loss) recognized in other income, net related to these transactions was $2.7 million in 2006 and $(6.0) million during 2005.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales.

Advertising Expenses

We expense advertising costs as incurred. Advertising expenses for 2006, 2005 and 2004 were $1.4 million, $3.6 million and $2.9 million, respectively.

Concentrations and Other Risks

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

We sell a significant portion of our systems to a limited number of customers. System sales to our ten largest customers in 2006, 2005 and 2004 accounted for 72%, 71% and 69% of our total system sales, respectively. One customer accounted for 11% of receivables at December 31, 2006. Two customers accounted for 18% and 13% of receivables at December 31, 2005. We expect sales of our products to relatively few customers will continue to account for a high percentage of our total system sales in the foreseeable future. None of our customers have entered into long-term purchase agreements that would require them to purchase our products.

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

Certain of the raw materials we use in the manufacture of our products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements. In January 2005, the SEC issued SAB No. 107, “Share-Based Payment” (SAB 107), which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and recognize compensation cost on a straight-line basis over our awards’ vesting periods. We adopted SFAS 123R in the first quarter of fiscal 2006 and recognized $34.9 million of expense related to stock-based compensation in 2006.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). The standard clarifies that certain abnormal amounts be expensed as incurred, rather than included as a cost of inventory. SFAS 151 also requires that the allocation of fixed overhead costs to inventory be based upon a normal production capacity. We adopted the standard effective January 1, 2006, which resulted in an increased carrying value of inventory and decreased cost of sales of approximately $2.5 million and an increase to net income of $1.5 million, net of tax, or $0.01 per diluted share for the year ended December 31, 2006.

In June 2006, the EITF issued EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2), which clarifies the accounting for compensated absences known as a sabbatical leave whereby the employee is entitled to paid time off after working for an entity for a specified period of time. The provisions of EITF 06-2 are effective for us as of January 1, 2007. We are currently evaluating the impact of adopting EITF 06-2 on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, “Accounting for Contingencies” (SFAS 5). The provisions of FIN 48 are effective for us as of January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value. Also, SFAS 157 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to financial statements. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. We adopted SFAS 158 as of December 31, 2006, which resulted in recording an increased pension liability and other comprehensive loss of $0.9 million, net of tax of $0.4 million.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.  Financial Instruments

Short-term investments

The cost and estimated fair value of our short-term investments are as follows:

	December 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

Municipal securities	$246,019	$9	$(676)	$245,352
Tax-exempt auction rate notes	529,521	—	—	529,521
Other	13,950	891	—	14,841

Total	$789,490	$900	$(676)	$789,714

	December 31, 2005
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Government agencies	$5,000	$—	$(20)	$4,980
Municipal securities	344,932	2	(1,924)	343,010
Tax-exempt auction rate notes	252,730	—	—	252,730
Other	8,065	52	—	8,117

Total	$610,727	$54	$(1,944)	$608,837

For the years ended December 31, 2006 and 2005, gross realized gains and losses on short-term investments were not significant. Also included in our short-term investments balance is interest receivable of $5.2 million and $5.7 million as of December 31, 2006 and 2005, respectively, that are not included in the tables above.

The maturities of our restricted cash and cash equivalents and our short-term investments as of December 31, 2006 are as follows:

December 31, 2006	Amount
(In thousands)

Due in less than one year	$343,749
Due in 1 to 3 years	49,016
Due in 3 to 5 years	4,845
Due in 5 to 10 years	12,875
Due in greater than 10 years	522,998

Total	$933,483

Securities with contractual maturities of over three years are either auction rate securities or variable rate demand notes. While the contractual maturities are long-term, we believe the securities are highly liquid and that we can take advantage of interest rate re-set periods of between one and thirty-five days to liquidate the securities. Management has the ability and intent, if necessary, to liquidate these investments to fund operations within the next twelve months and accordingly has classified all non-restricted investments as short-term investments in current assets in the Consolidated Balance Sheets. The “due in less than one year” category contains $14.8 million of other investments that do not have contractual maturities.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The breakdown of the short-term investments with unrealized losses at December 31, 2006 is as follows:

	In Loss Position for Less		In Loss Position for
	Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands)

Municipal securities	$42,958	$(37)	$127,783	$(639)	$170,741	$(676)

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

Fair Value of Other Financial Instruments

The carrying and estimated fair values of our other financial instruments are as follows:

	December 31,
	2006		2005
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
	(In thousands)

Restricted cash & cash equivalents — non- current	$143,769	$143,769	$140,212	$140,212
Current obligations under lines of credit	$19,480	$19,480	$15,744	$15,744
Long-term debt	$127,862	$127,862	$124,858	$124,858

For certain of our financial instruments, including restricted investments and current obligations under our lines of credit, the carrying amounts approximate fair value due to their short maturities. The investments included in non-current restricted investments are all cash and cash equivalents. The estimated fair values of our restricted investments are based on quoted prices. Our long-term debt is not publicly traded and is denominated in Euros. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods. The estimated fair value of the long-term debt is based primarily on borrowing rates currently available to us for bank loans with similar terms and maturities.

Financial Instruments with Off-Balance Sheet Risk

As part of our asset and liability management, we enter into various types of transactions that involve financial instruments with off-balance sheet risk. We enter into forward foreign currency exchange contracts in order to manage foreign exchange risk. The notional amounts, carrying amounts and estimated fair values of our forward foreign currency exchange contracts are as follows:

	December 31,
	2006			2005
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
	Amount	Amount	Fair Value	Amount	Amount	Fair Value
	(In thousands)

Sell (buy) foreign currencies	$138,479	$3,032	$3,032	$107,169	$13,042	$13,042

The fair value of our forward foreign currency exchange contracts is calculated based on quoted market prices or pricing models using current market rates as of December 31, 2006 and 2005.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Balance Sheet Details

Inventories

	December 31,
	2006	2005
	(In thousands)

Purchased and spare parts	$152,727	$152,763
Work-in-process	30,524	27,110
Finished goods	15,320	13,914

Total inventories	$198,571	$193,787

Property and equipment, net

	December 31,
	2006	2005
	(In thousands)

Machinery and equipment	$608,690	$577,157
Buildings and land	192,568	243,055
Building improvements	79,133	75,681
Furniture and fixtures	22,517	22,634

	902,908	918,527
Less accumulated depreciation	(538,309)	(494,778)

Total property and equipment	$364,599	$423,749

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $63.4 million, $76.8 million and $80.2 million, respectively.

Accrued warranty

Changes in our accrued warranty liability were as follows:

	December 31,
	2006	2005	2004
	(In thousands)

Balance, beginning of period	$54,553	$45,526	$28,805
Warranties issued	84,860	79,146	77,267
Settlements	(82,799)	(84,632)	(66,698)
Balance acquired at acquisition	—	610	2,367
Changes in liability for pre-existing warranties, including expirations	(1,265)	13,903	3,785

Balance, end of period	$55,349	$54,553	$45,526

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.  Goodwill and Other Intangible Assets

Goodwill

Changes in goodwill are as follows:

	Years Ended
	2006	2005
	(In thousands)

Balance, beginning of period	$255,584	$278,972
SpeedFam-IPEC adjustment	(41,606)	(11,566)
Peter Wolters AG adjustment	—	1,945
Foreign currency translation	11,453	(13,767)

Balance, end of period	$225,431	$255,584

During 2006 and 2005, we determined that certain tax accruals recorded during the acquisition of SpeedFam-IPEC were no longer required, and we accordingly reversed $41.6 million and $11.6 million against goodwill, respectively.

As a result of our acquisition of Peter Wolters AG on June 28, 2004, we recorded goodwill in the amount of $104.2 million, which is subject to foreign currency translation effects. As a result of the finalization of the purchase price allocation, in 2005 and 2004 we recorded an increase to goodwill of $1.9 million related to the valuation of acquired inventory and of $0.4 million related to a property tax accrual associated with the acquisition of Peter Wolters AG, respectively. The goodwill associated with the Peter Wolters acquisition is attributable to the Industrial Applications Group operating segment, and all other goodwill, including any adjustments made to goodwill during 2006 and 2005, is attributable to the Semiconductor Group operating segment.

Intangible Assets

Our acquired intangible assets are as follows:

	Weighted
	Average
	Amortization		Accumulated
December 31, 2006	Period	Gross	Amortization	Net
	(Years)		(In thousands)

Patents and other intangibles	10.8	$20,707	$(2,164)	$18,543
Developed technology	6.0	28,995	(16,555)	12,440
Trademark	10.0	6,663	(1,666)	4,997

Total	8.2	$56,365	$(20,385)	$35,980

	Weighted
	Average
	Amortization		Accumulated
December 31, 2005	Period	Gross	Amortization	Net
	(Years)		(In thousands)

Patents and other intangibles	6.3	$4,362	$(1,324)	$3,038
Developed technology	6.0	28,042	(11,422)	16,620
Trademark	10.0	6,065	(903)	5,162

Total	6.7	$38,469	$(13,649)	$24,820

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortization expense for the identifiable intangible assets was approximately $6.3 million, $6.0 million and $7.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our estimated amortization expense for the identifiable intangible assets for each of the next five fiscal years will be approximately $7.6 million for 2007, $7.4 million for 2008, $4.7 million for 2009, $3.2 million for 2010 and $2.0 million for 2011. In 2006 we purchased a portfolio of intellectual properties for $16.3 million, which is being amortized over a weighted average period of 12 years. As of December 31, 2006, we have no identifiable intangible assets with indefinite lives.

Note 6.  Business Combinations

Voumard Machine Co. SA

In November 2005, we acquired 90% of the outstanding stock of Voumard, a privately-held manufacturer of high-precision machine manufacturing tools based in Neuchâtel, Switzerland, and in November 2006 we acquired the remaining 10%. The acquisition of Voumard further enhances the product offerings in our Industrial Applications Group. We funded the purchase price of the acquisition with existing cash resources.

The acquisition of Voumard was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations” (SFAS 141) which requires the purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition. After this allocation and after reducing certain non-monetary assets to zero as required by SFAS 141, the fair value of net assets acquired exceeded the purchase price by $2.8 million, which was recorded as a gain in other income during 2006 upon completion of the purchase price allocation.

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows.

(In thousands)

Cash consideration	$7,134
Transaction costs	486

Total purchase price	$7,620

Assets acquired	$18,548
Liabilities assumed	(8,131)

Total net assets acquired	$10,417

Gain	$2,797

Peter Wolters AG

On June 28, 2004, we acquired all of the outstanding stock of Peter Wolters AG, a privately-held manufacturer of high-precision machine manufacturing tools based in Rendsburg, Germany. The acquisition of Peter Wolters AG enables us to diversify our product offerings. We funded the purchase price of the acquisition, excluding transaction costs, with approximately $149.5 million of borrowings under a credit facility. For further discussion regarding the credit facility, see Note 8.

The acquisition of Peter Wolters AG was accounted for as a business combination in accordance with SFAS 141. Tangible and intangible assets and liabilities were recorded at their estimated fair value.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

(In thousands)

Cash consideration	$149,512
Transaction costs	2,100

Total purchase price	$151,612

Cash and cash equivalents	$8,696
Current assets	37,377
Property, plant and equipment	19,492
Acquired intangibles	122,321
Other assets	23
Current liabilities	(28,928)
Long-term debt	(967)
Other long-term liabilities	(6,402)

Total net assets acquired	$151,612

As of the closing of our acquisition of Peter Wolters AG, $18.1 million of the total purchase price was allocated to intangible assets subject to amortization. Included in these intangible assets are developed and core technologies, customer backlog and trademark/trade name rights with weighted average lives of 6.0, 0.5, and 10.0 years, respectively. The weighted average life for all intangibles acquired in the acquisition was 6.6 years.

The potential value of the combined companies’ products and technologies contributed to a purchase price that resulted in goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes and is not subject to amortization, however, it is to be tested for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Approximately $104.2 million of the total purchase price was allocated to goodwill upon the closing of our acquisition of Peter Wolters.

Note 7.  Restructuring and Other Charges

In an effort to consolidate our operations, streamline product offerings and align our manufacturing operations with current business conditions we have implemented various restructuring plans since 2001. All restructuring and other charges, except for $1.0 million of asset impairment in 2005, are related to the Semiconductor Group. As of December 31, 2006, substantially all actions under our restructuring plans had been completed, except for payments of future rent obligations of $17.5 million, which we estimate will be paid in cash through 2017.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restructuring activity:

	Facility	Asset		Restructuring	Inventory
	Exit Costs	Impairments	Severance	Total	Write-Down
	(In thousands)

Balance at December 31, 2003	$50,513	$—	$592	$51,105	$—
Restructuring charges	—	1,220	1,187	2,407	—
Non-cash adjustment	—	(1,057)	—	(1,057)	—
Cash payments	(7,909)	—	(1,619)	(9,528)	—
Adjustment of prior restructuring cost	(923)	—	—	(923)	—

Balance at December 31, 2004	41,681	163	160	42,004	—

Restructuring charges	—	14,172	838	15,010	5,250
Non-cash adjustment	—	(14,265)	—	(14,265)	(5,250)
Cash payments	(8,607)	(70)	(135)	(8,812)	—
Adjustment of prior restructuring cost	(5,835)	—	—	(5,835)	—

Balance at December 31, 2005	27,239	—	863	28,102	—

Restructuring charges	6,235	10,199	51	16,485	—
Non-cash adjustment	1,161	(10,199)	—	(9,038)	—
Cash payments	(11,607)	—	(544)	(12,151)	—
Adjustment of prior restructuring cost	(5,525)	—	(225)	(5,750)	—

Balance at December 31, 2006	$17,503	$—	$145	$17,648	$—

Facilities Exit Costs and Asset Impairment

During 2006, we implemented a restructuring plan to dispose of certain owned facilities located in San Jose, California. We recorded an impairment charge of $8.9 million to write down certain of those facilities to their estimated fair value and reclassified certain of those assets to assets held for sale in our Consolidated Balance Sheet as of December 31, 2006, as we expect to sell them within one year. In 2006, we also recorded restructuring charges of $6.0 million related to future lease payments, $1.3 million related to accelerated depreciation of leasehold improvements and $0.2 million related to other charges, all in connection with a restructuring plan we implemented in 2005 to relocate certain operations from Chandler, Arizona to San Jose, California and Tualatin, Oregon.

Restructuring charges related to facility exit costs were reduced by $5.5 million, $5.8 million and $0.9 million in 2006, 2005 and 2004, respectively, due to changes in estimated sublease income over the remaining lease term related to facilities previously included in our restructuring liability.

During 2005, we abandoned R&D assets in the U.S. and Europe and reassessed the useful lives of leasehold improvements in certain R&D related facilities. As a result, we recorded charges related to asset impairments and accelerated depreciation of $13.2 million and $1.0 million in the U.S. and Europe, respectively, as we do not expect to recover the carrying value of these assets through future cash flows. In 2004, we abandoned R&D related assets in the U.S. and recorded a charge of $1.2 million.

Inventory Write-downs

During 2005 our consolidation of operations and streamlining of certain product offerings resulted in a portion of our inventory becoming excess or obsolete and led to a $5.3 million write-down of inventory, which was recorded in cost of sales.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Borrowing Arrangements

Current Obligations Under Lines of Credit

We have available short-term credit facilities with various financial institutions of $80.2 million, of which $46.3 million was unutilized as of December 31, 2006. These credit facilities bear interest at various rates, expire on various dates through December 2007 and are used for general corporate purposes. As of December 31, 2006, our subsidiaries had $19.5 million of borrowings outstanding under the short-term lines of credit at a weighted-average interest rate of 2.3%.

Long-Term Debt

In December 2006, we entered into a credit agreement with certain lenders (the Agreement), which established a senior unsecured five year revolving credit line with an aggregate committed amount of $150.0 million with the option to increase the total line by up to an additional $100.0 million under certain circumstances. The proceeds are expected to be used for working capital and other general corporate purposes, including the repurchase of shares. The Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, and events of default, which are subject to various exceptions and qualifications. No amounts have been borrowed under the Agreement as of December 31, 2006.

In June 2004, we borrowed $153.1 million to fund the acquisition of Peter Wolters AG and for general corporate purposes. The credit arrangement allows for periodic borrowings in Euros, with an interest rate equal to the Eurocurrency Rate plus 0.2% (3.8% at December 31, 2006), and requires us to maintain certain financial covenants. We were in compliance with these covenants as of December 31, 2006. Outstanding balances of $126.6 million and $123.0 million were recorded as long-term debt at December 31, 2006 and 2005, respectively. This credit facility is secured by cash or short-term investments on deposit and is due and payable on or before June 28, 2009. Amounts to secure this borrowing are included within restricted cash and cash equivalents in the Consolidated Balance Sheets at December 31, 2006 and 2005.

One of our subsidiaries also maintained borrowings of $0.6 million at December 31, 2005. There were no borrowings as of December 31, 2006. This facility is for general corporate purposes and bears interest of 4.8% at December 31, 2006. Amounts under this credit arrangement are due and payable in installments through June 30, 2009.

Another subsidiary maintained borrowings of $1.3 million and $1.2 million at December 31, 2006 and 2005, respectively. This facility is for general corporate purposes and bears interest of 4.0% at December 31, 2006. Amounts under this credit arrangement are due and payable in installments through December 31, 2037.

We have long-term credit facilities with various institutions totaling $318.5 million, of which $190.7 million was unutilized as of December 31, 2006. These credit facilities bear interest at a weighted-average rate of 3.8% and expire through December 2037. As of December 31, 2006, we had $127.9 million in long-term debt outstanding.

The following is a table summarizing our contractual obligations under long-term borrowing arrangements, which excludes amounts recorded on our balance sheet as current liabilities at December 31, 2006.

	Years Ending December 31,
	2008	2009	2010	2011	Thereafter
	(In thousands)

Long-term debt obligations	$38	$126,627	$38	$38	$1,121

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.  Other Income, net

The components of other income, net within the Consolidated Statements of Operations are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Litigation proceeds	$—	$—	$8,000
Other income	4,820	810	2,160
Other expense	(1,772)	(578)	(761)
Foreign currency gain (loss), net	4,808	5,456	(1,040)
Gain on acquisition of Voumard	2,797	—	—

Total other income, net	$10,653	$5,688	$8,359

Note 10.	Commitments and Guarantees

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate during the ordinary course of business. As of December 31, 2006, the maximum potential amount of future payments that we could be required to make under these letters of credit was approximately $14.5 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Guarantee Arrangements

We have guarantee arrangements on behalf of certain of our consolidated subsidiaries for line-of-credit borrowings, overdrafts and operating leases. In the event of default on these arrangements by our subsidiaries, we would have a maximum exposure of $181.7 million as of December 31, 2006.

Lease Commitments

We have non-cancelable operating leases for various facilities. Rent expense was approximately $12.2 million, $11.8 million and $11.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, net of sublease income of $2.3 million, $2.8 million and $3.7 million, respectively. Certain of the operating leases contain provisions which permit us to renew the leases at the end of their respective lease terms.

The following is a table summarizing future minimum lease payments under all non-cancelable operating leases, with initial or remaining terms in excess of one year.

	Years Ending December 31,						Sublease	Net
	2007	2008	2009	2010	2011	Thereafter	Income	Total
	(In thousands)

Non-cancelable operating leases	$8,936	$8,382	$7,957	$7,827	$7,693	$24,875	$(24,185)	$41,485

Purchase Commitments

We have firm purchase commitments with various suppliers to ensure the availability of components. Our minimum obligation at December 31, 2006 under these arrangements was $113.7 million. All amounts under

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these arrangements are due in 2007. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We have made adequate provision for potential exposure related to inventory on order that may go unused.

Note 11.	Litigation

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages) and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition, breach of warranty and declaratory relief. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted without leave to amend on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order and the appeal is now fully briefed. The Court of Appeal has not yet set a date for oral argument. Although we prevailed on these claims in the Superior Court, it is possible that the Court of Appeal will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. We cannot predict how the Court of Appeal will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any. However, we currently believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

Derivative Litigation

On May 31, 2006, a complaint titled “Joshua Teitelbaum, in the right of and for the benefit of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, D. James Guzy, Tom Long, Robert H. Smith, Neil R. Bonke, Youssef A. El-Mansy, J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert A. Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court for the Northern District of California. The complaint alleges that our practices in connection with certain stock option grants to executives caused a diversion of assets from Novellus to the executives and caused us to make false and misleading statements to the SEC. The complaint also alleges, among other things, violations of sections 10(b) and 14(a) of the Exchange Act, a breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, and unjust enrichment. The complaint seeks unspecified monetary damages and other relief against the defendants. On June 21, 2006, a separate complaint titled “Alaska Electrical Pension Fund, on behalf of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, William H. Kurtz, Neil R. Bonke, Youssef A. El-Mansy, J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court for the Northern District of California with similar allegations. The complaints seek unspecified monetary damages and other relief against the defendants. We have, through outside counsel, conducted an inquiry into each of the option grants referenced in the complaints. As a result of this inquiry, Novellus and its Board of Directors believe the claims of both complaints to be without merit. However, we cannot predict the outcome of this case or if the outcome is unfavorable, estimate a range of potential loss, if any. However, we currently believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

The two complaints were consolidated on September 8, 2006. The plaintiffs filed an amended, consolidated complaint on December 8, 2006. Novellus and the individual defendants filed motions to dismiss on

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 19, 2007. Briefing on these motions will be complete by March 9, 2007. The Court will hear argument on the motions on March 23, 2007.

Other Litigation

During the year ended December 31, 2006, we reached an agreement to settle a customer indemnity claim, and the $3.3 million cost of this settlement was included in our results of operations.

We are a defendant or plaintiff in various actions that have arisen in the normal course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainty surrounding the litigation process, we are unable to estimate a range of loss, if any, at this time.

Note 12.	Income Taxes

Significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Federal
Current	$48,101	$6	$13,611
Deferred	45,090	21,851	29,067

	93,191	21,857	42,678
State
Current	8,446	442	1,036
Deferred	4,431	8,737	7,438

	12,877	9,179	8,474
Foreign
Current	19,662	17,211	15,349
Deferred	(5,215)	(3,873)	—

	14,447	13,338	15,349
Employee stock plan activity allocated to shareholders’ equity	29,336	4,132	—

Total provision for income taxes	$149,851	$48,506	$66,501

Income (loss) before income taxes and cumulative effect of a change in accounting principle consisted of the following:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Domestic	$433,658	$126,099	$188,938
Foreign	(94,739)	32,514	34,253

Total	$338,919	$158,613	$223,191

In 2006, we implemented our new global business structure. A key element of the structure involves the sharing of certain expenses, and our 2006 geographic breakout of income (loss) before income taxes reflects additional intercompany expenses incurred by our foreign subsidiaries.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Reserves and accruals	$86,933	$79,986
Capitalized in-process research and development	31,344	36,893
Deferred profit	25,369	33,632
Net operating loss carryforwards	41,216	43,923
Credits	14,570	50,662
Other	11,493	14,494

Total deferred tax assets	210,925	259,590
Valuation allowance	(3,770)	(67,999)

Deferred tax assets, net of valuation allowance	207,155	191,591
Deferred tax liabilities:
Depreciation	(69,148)	(72,031)
Acquisition related items	(8,023)	(8,091)

Total net deferred tax assets	$129,984	$111,469

The net change in the valuation allowance was $(64.2) million, $(12.3) million and $3.8 million during the years ended December 31, 2006, 2005 and 2004, respectively. The valuation allowance at December 31, 2006 includes $2.3 million related to the acquired deferred tax assets of SpeedFam-IPEC, which will be credited to goodwill when realized, and $1.5 million related to capital loss carryforwards.

As of December 31, 2006, we had federal and state tax credit carryforwards of approximately $3.7 million and $14.0 million, respectively. The federal tax credit carryforwards expire if not utilized beginning in 2014. A portion of the state tax credit carryforwards expire if not utilized at various dates beginning in 2007.

As of December 31, 2006, our federal and state net operating losses for tax return purposes were $111.9 million and $11.2 million, respectively. A valuation allowance has been provided to the extent that we believe that the losses may not be utilized in future periods due to the limitations of Internal Revenue Code Section 382 and expiration of capital loss carryforwards. If not utilized, these carryforwards will start to expire in 2010.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the provision calculated by applying the federal statutory tax rate to income before income taxes and cumulative effect of a change in accounting principle because of the following:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Expected provision at 35%	$118,622	$55,515	$78,117
State tax, net of federal benefit	8,374	5,966	5,508
Tax-exempt interest	(6,988)	(5,885)	(2,459)
Research and development credits	(1,886)	(1,913)	(1,309)
Domestic manufacturing/export sales incentive	(9,723)	(2,971)	(9,781)
Foreign income/losses taxed at different rates	46,106	—	—
Adjustments of tax accounts	(8,529)	—	—
Valuation allowance decrease	—	—	(8,827)
Write-off of acquired IPR&D	—	—	2,143
Other	3,875	(2,206)	3,109

Total provision for income taxes	$149,851	$48,506	$66,501

We remain subject to examination by federal and state tax authorities. In addition, certain of our foreign subsidiaries are subject to examination by foreign taxing authorities. The timing of the settlement of these examinations is uncertain. We believe that adequate accruals have been provided for any potential adjustments that may result from these examinations. The adjustments of tax accounts item in the table above results primarily from the conclusion of tax examinations.

Note 13.	Shareholders’ Equity

Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of related taxes are as follows:

	December 31,
	2006	2005
	(In thousands)

Foreign currency translation adjustments, net of tax of $(1,575) and $(1,698) in 2006 and 2005, respectively	$3,578	$(647)
Unrealized gain (loss) on short-term investments	224	(1,890)
Unrealized loss on derivative instruments	(329)	—
Unrealized loss on minimum pension liability adjustment, net of tax of $369	(878)	—

Accumulated other comprehensive income (loss)	$2,595	$(2,537)

Common Stock Repurchase Program

On February 23, 2004, our Board of Directors renewed a stock repurchase program originally approved in September 2001. Under the repurchase program as renewed, we were authorized to repurchase up to $500.0 million of our outstanding common shares. On September 20, 2004 we announced that our Board of Directors had authorized an additional $1.0 billion for repurchase of outstanding common stock through September 14, 2009. For the years ended December 31, 2006 and 2005, 10.4 million and 9.9 million shares were repurchased, respectively, under this plan at a weighted average purchase price of $24.13 and $22.84,

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. As of December 31, 2006, we had approximately $613.3 million of remaining unused authorization for such repurchases.

Note 14.	Stock-Based Compensation and Employee Benefit Plans

Stock-Based Compensation

We have adopted several stock plans that provide equity instruments to its employees and non-employee directors. These plans include incentive and non-statutory stock options and restricted stock awards. Stock options generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date. Restricted stock awards generally vest over a three, four, or five-year period, excluding certain awards that vest upon the achievement of specific revenue or shipment performance targets. The Employee Stock Purchase Plan (ESPP) allows qualified employees to purchase Novellus shares at 85% of the fair market value on specified dates.

Prior to January 1, 2006, we accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). With the exception of certain options assumed in acquisitions and grants of restricted stock awards, we generally recorded no stock-based compensation expenses during periods prior to January 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share as if we had applied the fair value based method in measuring compensation expense for our stock-based compensation programs. Under SFAS 123, we elected to calculate our compensation expense by applying the Black-Scholes valuation model, applying the graded vesting expense attribution method and recognizing forfeited awards in the period that they occurred.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the year ended December 31, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after January 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123R, we use an accelerated expense attribution method. Results in prior periods have not been restated.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and ESPP in our results from continuing operations:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
	(1)	(2)	(3)

Cost of sales	$1,425	$736	$724
Selling, general and administrative	22,337	2,168	2,132
Research and development	11,179	1,305	1,283

Stock-based compensation expense before income taxes	34,941	4,209	4,139
Income tax benefit	(11,531)	(1,620)	(1,233)

Total stock-based compensation expense after income taxes	$23,410	$2,589	$2,906

(1)	Amounts include amortization expense related to stock options of $25.1 million, employee stock purchase plan of $2.4 million, and restricted stock awards of $7.5 million for the year ended December 31, 2006.

(2)	Amounts include amortization expense related to restricted stock awards of $4.2 million for the year ended December 31, 2005.

(3)	Amounts include amortization expense related to restricted stock awards of $4.1 million for the year ended December 31, 2004.

As of December 31, 2006, we capitalized stock-based compensation costs of $0.7 million, which were included as components of inventory, deferred profit and property and equipment.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the impact of adoption of SFAS 123R on selected consolidated financial statement line items:

	Year Ended December 31, 2006
	SFAS 123(R)	As
	Adjustments	Reported
	(In thousands, except per share amounts)

Consolidated Statement of Operations:
Operating income	$(26,765)	$304,774
Income before provision for income taxes and cumulative effect of a change in accounting principle	(26,765)	338,919
Income before cumulative effect of a change in accounting principle	(17,933)	189,068
Net income	(16,985)	190,016

Net income per share:
Basic:
Income before cumulative effect of a change in accounting principle	$(0.15)	$1.51
Cumulative effect of a change in accounting principle	0.01	0.01

Basic net income per share	$(0.14)	$1.52

Diluted:
Income before cumulative effect of a change in accounting principle	$(0.14)	$1.49
Cumulative effect of a change in accounting principle	0.01	0.01

Diluted net income per share	$(0.13)	$1.50

Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$(15,612)	$447,153
Net cash used in financing activities	$15,612	$(197,870)

Prior to the adoption of SFAS 123R, we presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123R, on January 1, 2006, we reclassified the balance in deferred compensation to common stock on the balance sheet.

The adoption of SFAS 123R resulted in a benefit from a cumulative effect of a change in accounting principle of $0.9 million, net of tax. The benefit consists of a reduction of the cumulative expense recorded for restricted stock awards through December 31, 2005 in order to reflect estimated future forfeitures. Prior to the adoption of SFAS 123R, we recorded forfeitures as they occurred as previously permitted under SFAS 123 and APB 25.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and net income per share for the years ended December 31, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model:

	Years Ended December 31,
	2005	2004
	(In thousands, except per share amounts)

Net income as reported	$110,107	$156,690
Add:
Intrinsic value method expense included in reported net income, net of related tax effects	2,589	2,906
Less:
Fair value method expense, net of related tax effects	(49,145)	(49,086)

Pro-forma net income	$63,551	$110,510

Pro-forma basic net income per share	$0.46	$0.76

Pro-forma diluted net income per share	$0.46	$0.75

Basic net income per share as reported	$0.80	$1.07

Diluted net income per share as reported	$0.80	$1.06

Valuation and Other Assumptions for Stock Options

Valuation and Amortization Method.  We estimated the fair value of stock options granted before and after the adoption of SFAS 123R using the Black-Scholes option valuation model. For options granted before January 1, 2006, we estimated the fair value using the multiple option approach and are amortizing the fair value of options expected to vest on a graded vesting (or accelerated) basis. For options granted on or after January 1, 2006, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term.  The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of grants, exercises and post-vesting cancellations. Contractual term expirations have not been significant.

Expected Volatility.  We estimate the volatility of our stock options at the date of grant using a combination of historical and implied volatilities, consistent with SFAS 123R and SAB 107. Historical volatilities are calculated based on the historical prices of our common stock over a period at least equal to the expected term of our option grants, while implied volatilities are derived from publicly traded options of common stock. Prior to the adoption of SFAS 123R, we relied exclusively on the historical prices of our common stock in the calculation of expected volatility.

Risk-Free Interest Rate.  We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants.

Dividends.  We have never paid any cash dividends on common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forfeitures.  We use historical data to estimate pre-vesting option forfeitures. As required by SFAS 123R, we record stock-based compensation expense only for those awards that are expected to vest. For the year ended December 31, 2006, the estimated annual forfeiture rate was 8.9%.

We used the following weighted-average valuation assumptions to estimate the fair value of options granted for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004

Risk-free interest rate	4.7%	4.1%	2.7%
Expected volatility	49%	54%	74%
Expected term	4.4 years	3.9 years	3.6 years
Expected dividends	None	None	None

The weighted-average grant-date fair value of options granted was $14.30, $11.25 and $15.45 per option for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock Options

A summary of stock option activity follows:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in Years)	Intrinsic Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2003	25,298	$32.80	7.47	$255,444
Grants	5,339	29.02
Exercises	(1,292)	20.13
Forfeitures or expirations	(2,640)	36.06

Outstanding at December 31, 2004	26,705	$32.40	7.11	$40,601

Grants	2,911	24.99
Exercises	(1,327)	16.21
Forfeitures or expirations	(4,152)	35.96

Outstanding at December 31, 2005	24,137	$31.79	6.67	$13,383

Grants	2,855	31.39
Exercises	(1,603)	22.41
Forfeitures or expirations	(2,490)	34.00

Outstanding at December 31, 2006	22,899	$32.16	6.23	$102,527

Vested and expected to vest at December 31, 2006	21,937	$32.29	6.10	$97,403

Exercisable at December 31, 2006	16,995	$33.39	5.24	$68,343

The aggregate intrinsic value of options outstanding at December 31, 2006, is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.1 million shares that had exercise prices that were lower than the market price of our common stock on December 31, 2006. The total intrinsic value of the options exercised during the years ended December 31, 2006, 2005, and 2004 was $14.0 million, $14.0 million and $13.5 million, respectively, determined as of the date of exercise. The total cash received in 2006 from employees as a result of stock option exercises during the year ended December 31, 2006 was $34.2 million. In connection with these exercises and the disqualification of incentive stock options, we realized a tax benefit of $4.3 million for the year ended December 31, 2006. We settle employee stock option exercises with newly issued common shares.

As of December 31, 2006, there was $49.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.7 years.

In November 2005, we accelerated the vesting on approximately 3.8 million under-water options that were priced at $30.00 per share or above. By doing this, we reduced future compensation expense by approximately $24.3 million on a pre-tax basis through 2008. Each of our executive officers at the time the acceleration became effective and whose options were accelerated entered into a Resale Restriction Agreement, which imposes restrictions on the sale of any shares received through the exercise of accelerated options until the earlier of (i) the original vesting dates set forth in the option or (ii) the executive officer’s termination of employment.

Restricted Stock Awards

The following table summarizes our restricted stock award activity:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Unvested restricted stock at December 31, 2003	249	$35.22
Granted	511	30.69
Vested	(10)	36.50
Forfeited	(62)	36.39

Unvested restricted stock at December 31, 2004	688	$31.73

Granted	655	24.21
Vested	(29)	24.90
Forfeited	(117)	32.04

Unvested restricted stock at December 31, 2005	1,197	$27.57

Granted	832	32.14
Vested	(77)	30.39
Forfeited	(108)	27.12

Unvested restricted stock at December 31, 2006	1,844	$29.56

As of December 31, 2006, there was $33.7 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock awards vested during the years ended December 31, 2006, 2005 and 2004 was $2.0 million, $0.7 million and $0.3 million, respectively. As of December 31, 2006, there were a total of 0.8 million restricted shares subject to performance conditions that will result in forfeiture if the conditions are not realized. In connection with the issuance of restricted stock awards, we realized a tax benefit of $0.7 million for the year ended December 31, 2006.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility. During the years ended December 31, 2006, 2005 and 2004, ESPP awards were valued using the following weighted-average assumptions:

	2006	2005	2004

Risk-free interest rate	5.0%	3.3%	1.6%
Expected volatility	33%	32%	43%
Expected term	6 months	6 months	6 months
Expected dividends	None	None	None

The weighted-average fair value of ESPP shares was $6.47, $5.56 and $8.04 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $0.9 million of total unrecognized compensation costs related to the ESPP, which is expected to be fully recognized during the next fiscal quarter. In connection with the issuance of shares under our ESPP, we realized a tax benefit of $0.6 million attributed to disqualifying dispositions.

Employee Savings and Retirement Plan

We maintain a 401(k) retirement savings plan for our full-time employees. Participants in the 401(k) plan may contribute up to 100% of their eligible pre-tax compensation, limited by the maximum dollar amount allowed by the Internal Revenue Code. Annually, we contribute a percentage of each participating employee’s salary deferral contributions up to a maximum of 3% of an employee’s covered compensation. Our matching contributions are invested in Novellus common stock and become fully vested at the end of the employee’s third year of credited service. We recorded $3.9 million, $3.6 million and $4.0 million of expense in connection with matching contributions under the 401(k) plan for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Compensation Plan

Under the Deferred Compensation Plan, certain employees may elect to defer a portion of their earnings. Amounts payable under the Deferred Compensation Plan totaled $9.3 million and $7.7 million at December 31, 2006 and 2005, respectively.

Profit Sharing Plans

Profit sharing is awarded to employees based upon Novellus’ performance against certain financial and operating goals. Distributions to employees are made annually based upon a percentage of base salary, provided that a threshold level of financial and performance goals are met. Charges to expense under the profit sharing plans were $34.3 million, $18.7 million and $33.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Defined Benefit Pension Plans

We provide certain defined benefit pension plans to employees primarily located in countries outside of the U.S. We deposit funds for certain of these plans, consistent with the requirements of local law, with insurance companies or third-party trustees, and accrue for the unfunded portion of the obligation. The assumptions used in calculating the obligation for these plans depend on the local economic environment. The projected benefit obligation was $22.2 million and $20.2 million as of December 31, 2006 and 2005, respectively. The related fair value of plan assets was $17.5 million and $16.9 million as of December 31, 2006 and 2005, respectively. Our practice is to fund the pension plans in amounts at least sufficient to meet the minimum requirements of

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

local laws and regulations. The assets of the plans are primarily invested in high quality fixed income investments. Our contributions were approximately $0.5 million in each of the years 2006 and 2005. The net liability recognized related to the funded status of the plans was approximately $4.7 million and $3.2 million as of December 31, 2006 and 2005, respectively. Our estimated benefit payments for each of the next ten years will be approximately $1.7 million per year in 2007 through 2011, and an aggregate of $10.3 million for years 2012 through 2016.

Postretirement Healthcare Plan

We maintain a postretirement healthcare plan for certain retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $2.0 million and $2.5 million as of December 31, 2006 and 2005, respectively.

Note 15.	Operating Segments

We operate primarily in one segment, the manufacturing, marketing and servicing of semiconductor equipment for thin film deposition, surface preparation and chemical mechanical planarization. This operating segment is referred to as the Semiconductor Group. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131), our chief operating decision-maker is the Chairman and Chief Executive Officer. All semiconductor-related operating units qualify for aggregation under SFAS 131, due to their customer base and similarities in economic characteristics, nature of products and services, and process for procurement, manufacturing and distribution processes. In the third quarter of 2004, we acquired Peter Wolters AG. Due to the diversity of Peter Wolters AG’s existing product lines and customer base from the Semiconductor Group, we have determined that the qualitative thresholds required for aggregation under SFAS 131 have not been met. As a result, we included a new segment in our disclosures beginning in the year ended December 31, 2004. This segment is referred to as the Industrial Applications Group. This segment had no reportable activity prior to the acquisition of Peter Wolters AG.

Our Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Our Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization. The accounting policies of these segments are the same as those described in Note 2.

		Industrial
	Semiconductor	Applications
	Group	Group	Total
		(In thousands)

2006
Sales to unaffiliated customers	$1,547,540	$110,976	$1,658,516
Total net sales	$1,547,540	$110,976	$1,658,516

Operating income	$296,281	$8,493	$304,774

Long-lived assets	$345,403	$19,196	$364,599
All other identifiable assets	1,807,248	190,645	1,997,893

Total assets	$2,152,651	$209,841	$2,362,492

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Industrial
	Semiconductor	Applications
	Group	Group	Total
		(In thousands)

2005
Sales to unaffiliated customers	$1,236,515	$103,956	$1,340,471
Total net sales	$1,236,515	$103,956	$1,340,471

Operating income	$122,231	$13,466	$135,697

Long-lived assets	$406,786	$16,963	$423,749
All other identifiable assets	1,689,160	177,340	1,866,500

Total assets	$2,095,946	$194,303	$2,290,249

		Industrial
	Semiconductor	Applications
	Group	Group	Total
		(In thousands)

2004
Sales to unaffiliated customers	$1,299,918	$57,370	$1,357,288
Total net sales	$1,299,918	$57,370	$1,357,288

Operating income	$204,569	$818	$205,387

Long-lived assets	$456,023	$20,469	$476,492
All other identifiable assets	1,721,646	203,694	1,925,340

Total assets	$2,177,669	$224,163	$2,401,832

For the year ended December 31, 2006, three customers accounted for 16%, 11% and 10% of our net system sales. For the year ended December 31, 2005, two customers accounted for 20% and 13% of our net system sales. For the year ended December 31, 2004, three customers each accounted for 12%, 12% and 11% of our net system sales. All such customer concentration is contained exclusively within the Semiconductor Group.

For geographical reporting, revenues are attributed to the geographic area in which our subsidiaries are located. Long-lived property, plant and equipment, goodwill and other intangible assets are attributed to the geographic area in which the assets are located.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of operations by geographic area:

	North America	Europe	Asia	Elimination	Consolidated
	(In thousands)

2006
Sales to unaffiliated customers	$1,245,003	$97,834	$315,679	$—	$1,658,516
Transfers between geographic locations	312,230	27,902	53,753	(393,885)	$—

Total net sales	$1,557,233	$125,736	$369,432	$(393,885)	$1,658,516

Operating income (loss)	$394,414	$11,461	$(101,101)	$—	$304,774

Long-lived assets	$344,868	$16,951	$2,780	$—	$364,599
All other identifiable assets	1,711,893	188,202	97,798	—	1,997,893

Total assets	$2,056,761	$205,153	$100,578	$—	$2,362,492

	North America	Europe	Asia	Elimination	Consolidated
	(In thousands)

2005
Sales to unaffiliated customers	$986,409	$92,307	$261,755	$—	$1,340,471
Transfers between geographic locations	157,659	27,035	42,814	(227,508)	$—

Total net sales	$1,144,068	$119,342	$304,569	$(227,508)	$1,340,471

Operating income	$99,961	$16,148	$19,588	$—	$135,697

Long-lived assets	$406,570	$14,542	$2,637	$—	$423,749
All other identifiable assets	1,481,647	170,640	214,213	—	1,866,500

Total assets	$1,888,217	$185,182	$216,850	$—	$2,290,249

	North America	Europe	Asia	Elimination	Consolidated
	(In thousands)

2004
Sales to unaffiliated customers	$1,051,553	$47,661	$258,074	$—	$1,357,288
Transfers between geographic locations	134,013	24,369	36,966	(195,348)	—

Total net sales	$1,185,566	$72,030	$295,040	$(195,348)	$1,357,288

Operating income	$164,106	$4,060	$37,221	$—	$205,387

Long-lived assets	$455,218	$18,794	$2,480	$—	$476,492
All other identifiable assets	1,561,672	195,957	167,711	—	1,925,340

Total assets	$2,016,890	$214,751	$170,191	$—	$2,401,832

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue for each geographic area is recognized from the locations within a designated geographic region in accordance with SAB 104. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit.

Note 16.	Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expense of $0.8 million, $0.6 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Mr. Hill is a member of the Board of Directors of the University of Illinois Foundation. Novellus regularly provides research funding to certain groups, including the University of Illinois. Novellus provided research grants to the University of Illinois and certain of its professors in the amount of $0.1 million for each of the years ended December 31, 2005 and 2004. No grants were provided during the year ended December 31, 2006.

During the years ended December 31, 2005 and 2004, Mr. Hill served as a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $1.4 million for each of the years ended December 31, 2005 and 2004. In November 2005, Mr. Hill did not stand for reelection as a member of the Board of Directors of LTX Corporation.

During each of the years ended December 31, 2006, 2005 and 2004, Novellus employed, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amounts recognized for these immediate family members during the years ended December 31, 2006, 2005 and 2004 were $0.3 million, $0.3 million and $0.5 million, respectively.

From time to time we have made secured and unsecured relocation loans to our executive officers, vice presidents and other key personnel. As of December 31, 2006, we had no outstanding loans to our “executive officers,” as defined by the SEC. However, we have outstanding loans to certain non-executive vice presidents and other key personnel. The total outstanding balance of loans to non-executive vice presidents and other key personnel was approximately $1.5 million at both December 31, 2006 and 2005. Of the amount outstanding at December 31, 2006, $1.5 million was secured by collateral. Excluding relocation loans, all other loans bear interest. We have not realized material bad debts related to the loans to our personnel.

Note 17.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	April 1,	July 1,	September 30,	December 31,
	2006	2006	2006	2006(1)
	(In thousands, except per share amounts)

Net sales	$365,906	$410,073	$444,032	$438,505
Gross profit	$167,540	$204,764	$226,525	$225,520
Net income	$24,717	$52,705	$70,020	$42,574
Basic net income per share	$0.19	$0.42	$0.57	$0.35
Diluted net income per share	$0.19	$0.42	$0.57	$0.34
Shares used in basic per share calculations	131,102	125,124	122,150	122,766
Shares used in diluted per share calculations	132,264	125,910	123,357	124,447

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	April 2,	July 2,	October 1,	December 31,
	2005	2005	2005	2005
	(In thousands, except per share amounts)

Net sales	$339,740	$329,585	$338,878	$332,268
Gross profit	$153,869	$157,562	$147,194	$140,501
Net income	$30,471	$33,231	$23,415	$22,990
Basic and diluted net income per share	$0.22	$0.24	$0.17	$0.17
Shares used in basic per share calculations	139,890	138,068	137,848	133,980
Shares used in diluted per share calculations	141,099	138,944	138,895	134,752

(1)	A tax charge of $46.1 million related to the implementation of our new global business structure was recorded in the fourth quarter of 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Novellus Systems, Inc.

We have audited the accompanying consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novellus Systems, Inc. at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 Novellus changed its method of accounting for share-based payments in accordance with Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and also changed its method for accounting for inventory costs in accordance with Financial Accounting Standards No. 151, “Inventory Costs.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Novellus Systems, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 27, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, is also included below. This report addresses Ernst & Young LLP’s audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of Ernst & Young LLP for a more complete understanding of the matters presented.

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed identified data errors or control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit.

Based on the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Novellus was made known to management, including the CEO and the CFO, particularly during the time when our periodic reports were being prepared.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles applied in the United States.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included below.

Report of Independent Registered Public Accounting Firm on Internal Control Over
Financial Reporting

The Board of Directors and Shareholders of Novellus Systems, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Novellus Systems, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Novellus Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Novellus Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Novellus Systems, Inc. and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 27, 2007

Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, do not expect that our disclosure controls or our internal controls for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Novellus have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is included under (i) “Proposal No. 1: Election of Directors” as it relates to members of our Board of Directors, including our Audit Committee and our Audit Committee financial experts, our code of ethics, any changes to procedures by which security holders may recommend nominees to our Board of Directors, (ii) “Other Information — Executive Officers” as it relates to our executive officers, and (iii) “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included under (i) “Other Information — Compensation Discussion and Analysis” as it relates to compensation of our executive, (ii) “Proposal No. 1: Election of Directors” as it relates to our Compensation Committee disclosure pursuant to Item 407(e)(4), and (iii) “Compensation Committee Report” as it relates to disclosure pursuant to Item 407(e)(5) in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is included under (i) “Other Information — Security Ownership of Certain Beneficial Owners and Management” as it relates to security ownership of certain beneficial owners and management, and (ii) “Other Information — Equity Compensation Plan Information” as it relates to our equity compensation plans, in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under “Proposal No. 1: Election of Directors” and “Other Information — Certain Relationships and Related Transactions” in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under “Proposal No. 2: Ratification and Approval of Appointment of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements and Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — Years Ended December 31, 2006, 2005, and 2004. Consolidated Balance Sheets at December 31, 2006 and 2005. Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005, and 2004. Consolidated Statement of Shareholders’ Equity — Years Ended December 31, 2006, 2005, and 2004. Notes to Consolidated Financial Statements. Reports of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3	.1(1)	Amended and Restated Articles of Incorporation of Novellus.
3	.2(2)	Amended and Restated Bylaws of Novellus.
10	.1(3)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.
10	.2(4)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.
*10	.3(5)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.
*10	.4(6)	Amended and Restated 1992 Employee Stock Purchase Plan, as amended.
*10	.5(7)	Form of Directors and Officers Indemnification Agreement.
*10	.6(8)	GaSonics International Corporation 1994 Stock Option/Stock Issuance plan, together with forms of agreements thereunder, as assumed by Novellus.
*10	.7(9)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10	.8(10)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.
10	.9(11)	Light Industrial Lease between Teachers Insurance and Annuity Association of America and GaSonics, Inc. for office space at 2730 Junction Avenue, San Jose, California.
*10	.10(12)	Novellus 2001 Stock Incentive Plan, as amended, together with forms of agreement thereunder.

*10	.11(13)	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.
*10	.12(14)	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10	.13(15)	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.
10	.14(16)	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.
10	.15(17)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.
*10	.16(18)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 13, 2002.
10	.17(19)	Credit Agreement between Johanna 34 Vermogensverwaltungs GmbH, Novellus Systems BV, Novellus Systems, Inc. and JPMorgan Chase Bank, as Administrative Agent dated June 25, 2004.
10	.18(20)	Guarantee and Collateral Agreement made by Novellus Systems, Inc. in favor of JPMorgan Chase Bank, as Administrative Agent dated June 25, 2004.
10	.19(21)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*10	.20(22)	Amended and Restated Employment Agreement between Novellus and Richard S. Hill effective as of March 11, 2005.
10	.21(23)	Form of Non-Employee Director Restricted Stock Bonus Agreement, as amended.
10	.22(24)	Form of Resale Restriction Agreement.
10.23		Credit Agreement among Novellus Systems, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Deutche Bank AG New York Branch, as Syndication Agent, ABN Amro Bank, N.V. and Mizuho Corporate Bank Ltd, as Co-Documentation Agents, and the other lenders thereto, Banc of America Securities, LLC and Deutche Bank Securities, Inc, as Joint Lead Arrangers and Joint Book Managers, dated as of December 26, 2006.
*10	.24	Offer Letter of Employment to William H. Kurtz dated August 24, 2005.
*10	.25	Executive Employment Agreement between Novellus Systems, Inc. and Dr. Thomas Caulfield dated October 12, 2005.
*10	.26	Offer Letter of Employment to Ginetto Addiego dated February 2, 2005.
21.1		Subsidiaries of Novellus.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 87).
31.1		Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 26, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 26, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 26, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 26, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)	Incorporated by reference to Exhibit 3.2 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(3)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(4)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(5)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(6)	Incorporated by reference to Exhibit 10.2 filed with Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(7)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

(8)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(9)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(10)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(11)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(12)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(13)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(14)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(15)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(16)	Incorporated by reference to Exhibit 10.35 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(17)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(18)	Incorporated by reference to Exhibit 10.41 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(19)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(20)	Incorporated by reference to Exhibit 10.2 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(21)	Incorporated by reference to Exhibit 99.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

(22)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.

(23)	Incorporated by reference to Exhibit 10.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(24)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 26th day of February, 2007.

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

Signature	Title	Date

/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2007

/s/ William H. Kurtz William H. Kurtz	Executive Vice President and Chief Financial Officer and Interim Corporate Controller (Principal Financial Officer and Principal Accounting Officer)	February 26, 2007

/s/ Neil R. Bonke Neil R. Bonke	Director	February 26, 2007

/s/ Youssef A. El-Mansy Youssef A. El-Mansy	Director	February 26, 2007

/s/ J. David Litster J. David Litster	Director	February 26, 2007

/s/ Yoshio Nishi Yoshio Nishi	Director	February 26, 2007

/s/ Glen G. Possley Glen G. Possley	Director	February 26, 2007

Signature	Title	Date

/s/ Ann D. Rhoads Ann D. Rhoads	Director	February 26, 2007

/s/ William R. Spivey William R. Spivey	Director	February 26, 2007

/s/ Delbert A. Whitaker Delbert A. Whitaker	Director	February 26, 2007

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
December 31, 2006, 2005 and 2004

	Balance at
	Beginning of			Balance at
	Year	Additions	Deductions	End of Year
	(In thousands)

Allowance for doubtful accounts(1)
2006	$987	$1,119	$(353)	$1,753
2005	$8,247	$243	$(7,503)	$987
2004	$7,655	$546	$46	$8,247
Valuation allowance for deferred tax assets(2)
2006	$67,999	$—	$(64,229)	$3,770
2005	$80,281	$2,267	$(14,549)	$67,999
2004	$76,510	$14,193	$(10,422)	$80,281

(1)	Deductions represent uncollectible accounts written off, net of recoveries and other adjustments. For 2005, deductions include a decrease in estimated allowance of $6.1 million during the second quarter.

(2)	In 2006, the valuation allowance for deferred taxes decreased by approximately $64.2 million. The primary components of this decrease were the utilization of approximately $22.0 million of tax credits, which was credited to equity, and the reassessment of the realizability of approximately $39.2 million of acquired deferred tax assets of SpeedFam-IPEC, which was credited to goodwill. Additions include $0.5 million and $14.2 million of adjustments to goodwill, equity or other balance sheet accounts in the years ended December 31, 2005 and 2004, respectively. There were no additions in the year ended December 31, 2006.

EXHIBIT INDEX

3	.1(1)	Amended and Restated Articles of Incorporation of Novellus.
3	.2(2)	Amended and Restated Bylaws of Novellus.
10	.1(3)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.
10	.2(4)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.
*10	.3(5)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.
*10	.4(6)	Amended and Restated 1992 Employee Stock Purchase Plan, as amended.
*10	.5(7)	Form of Directors and Officers Indemnification Agreement.
*10	.6(8)	GaSonics International Corporation 1994 Stock Option/Stock Issuance plan, together with forms of agreements thereunder, as assumed by Novellus.
*10	.7(9)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10	.8(10)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.
10	.9(11)	Light Industrial Lease between Teachers Insurance and Annuity Association of America and GaSonics, Inc. for office space at 2730 Junction Avenue, San Jose, California.
*10	.10(12)	Novellus 2001 Stock Incentive Plan, as amended, together with forms of agreement thereunder.
*10	.11(13)	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.
*10	.12(14)	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10	.13(15)	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.
10	.14(16)	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.
10	.15(17)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.
*10	.16(18)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 13, 2002.
10	.17(19)	Credit Agreement between Johanna 34 Vermogensverwaltungs GmbH, Novellus Systems BV, Novellus Systems, Inc. and JPMorgan Chase Bank, as Administrative Agent dated June 25, 2004.
10	.18(20)	Guarantee and Collateral Agreement made by Novellus Systems, Inc. in favor of JPMorgan Chase Bank, as Administrative Agent dated June 25, 2004.
10	.19(21)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*10	.20(22)	Amended and Restated Employment Agreement between Novellus and Richard S. Hill effective as of March 11, 2005.
10	.21(23)	Form of Non-Employee Director Restricted Stock Bonus Agreement, as amended.
10	.22(24)	Form of Resale Restriction Agreement.
10.23		Credit Agreement among Novellus Systems, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Deutche Bank AG New York Branch, as Syndication Agent, ABN Amro Bank, N.V. and Mizuho Corporate Bank Ltd, as Co-Documentation Agents, and the other lenders thereto, Banc of America Securities, LLC and Deutche Bank Securities, Inc, as Joint Lead Arrangers and Joint Book Managers, dated as of December 26, 2006.
*10	.24	Offer Letter of Employment to William H. Kurtz dated August 24, 2005.
*10	.25	Executive Employment Agreement between Novellus Systems, Inc. and Dr. Thomas Caulfield dated October 12, 2005.
*10	.26	Offer Letter of Employment to Ginetto Addiego dated February 2, 2005.
21.1		Subsidiaries of Novellus.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 87).

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 26, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 26, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 26, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 26, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)	Incorporated by reference to Exhibit 3.2 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(3)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(4)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(5)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(6)	Incorporated by reference to Exhibit 10.2 filed with Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(7)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

(8)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(9)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(10)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(11)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(12)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(13)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(14)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(15)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(16)	Incorporated by reference to Exhibit 10.35 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(17)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(18)	Incorporated by reference to Exhibit 10.41 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(19)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(20)	Incorporated by reference to Exhibit 10.2 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(21)	Incorporated by reference to Exhibit 99.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

(22)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.

(23)	Incorporated by reference to Exhibit 10.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(24)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.

*	Management contracts or compensatory plans or arrangements.