Form 10-Q
period 2007-03-31
NOVELLUS SYSTEMS INC
filed 2007-05-10
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2007, 126,358,288 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

Page
Part I: Financial Information
Item 1: Condensed Consolidated Financial Statements Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and April 1, 2006	3
Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and April 1, 2006	5
Notes to Condensed Consolidated Financial Statements	6
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3: Quantitative and Qualitative Disclosures About Market Risk	20
Item 4: Controls and Procedures	20
Part II: Other Information
Item 1: Legal Proceedings	21
Item 1A: Risk Factors	22
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6: Exhibits	28
Signatures	30
EXHIBIT 10.27
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
	(In thousands, except per share
	amounts)
Net sales	$396,974	$365,906
Cost of sales	202,065	198,366

Gross profit	194,909	167,540
Operating expenses:
Selling, general and administrative	67,100	58,482
Research and development	60,400	63,783
Restructuring and other charges	—	12,629
Legal settlement	—	3,250

Total operating expenses	127,500	138,144

Operating income	67,409	29,396
Interest income, net	7,970	5,032
Other income, net	3,137	1,047

Interest and other income, net	11,107	6,079

Income before provision for income taxes and cumulative effect of a change in accounting principle	78,516	35,475
Provision for income taxes	24,733	11,706

Income before cumulative effect of a change in accounting principle	53,783	23,769
Cumulative effect of a change in accounting principle, net of tax of $594	—	948

Net income	$53,783	$24,717

Net income per share:
Basic:
Income before cumulative effect of a change in accounting principle	$0.43	$0.18
Cumulative effect of a change in accounting principle	—	0.01

Basic net income per share	$0.43	$0.19

Diluted:
Income before cumulative effect of a change in accounting principle	$0.42	$0.18
Cumulative effect of a change in accounting principle	—	0.01

Diluted net income per share	$0.42	$0.19

Shares used in basic per share calculations	123,979	131,102

Shares used in diluted per share calculations	127,137	132,264

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006 *
	(unaudited)
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$31,258	$58,463
Short-term investments	825,289	794,865
Accounts receivable, net	371,697	310,888
Inventories	234,106	198,571
Deferred tax assets, net	85,957	102,266
Assets held for sale	34,043	21,966
Prepaid and other current assets	20,274	18,274

Total current assets	1,602,624	1,505,293
Property and equipment, net	346,975	364,599
Restricted cash and cash equivalents	144,120	143,769
Goodwill	228,576	225,431
Intangible and other assets	122,078	123,400

Total assets	$2,444,373	$2,362,492

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$94,071	$76,406
Accrued payroll and related expenses	57,330	81,836
Accrued warranty	55,236	55,349
Other accrued liabilities	57,439	48,068
Income taxes payable	21,757	38,879
Deferred profit	46,535	41,351
Current obligations under lines of credit	20,545	19,480

Total current liabilities	352,913	361,369
Long-term debt	129,842	127,862
Other non-current liabilities	51,208	38,556

Total liabilities	533,963	527,787
Shareholders’ equity:
Common stock	1,423,347	1,393,914
Retained earnings	488,179	438,196
Accumulated other comprehensive (loss) income	(1,116)	2,595

Total shareholders’ equity	1,910,410	1,834,705

Total liabilities and shareholders’ equity	$2,444,373	$2,362,492

*	Amounts are derived from the December 31, 2006 audited consolidated financial statements.
See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$53,783	$24,717
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on disposal of property and equipment	52	1,449
Non-cash portion of restructuring and other charges	—	10,199
Depreciation and amortization	16,796	19,298
Deferred income taxes	13,137	(714)
Stock-based compensation	9,102	9,108
Tax benefit from stock-based compensation	972	6,328
Excess tax benefit from stock-based compensation	(329)	(3,820)
Other non-cash charges, net	202	—
Cumulative effect of a change in accounting principle	—	(1,542)
Changes in operating assets and liabilities:
Accounts receivable	(59,431)	(17,584)
Inventories	(34,447)	(34,105)
Prepaid and other assets	(3,882)	5,442
Accounts payable	17,418	12,076
Accrued payroll and related expenses	(20,468)	(3,346)
Accrued warranty	(143)	1,229
Other liabilities	17,552	2,107
Income taxes payable	(17,148)	6,342
Deferred profit	5,159	(6,540)

Net cash (used in) provided by operating activities	(1,675)	30,644

Cash flows from investing activities:
Proceeds from sales of short-term investments	331,100	139,813
Proceeds from maturities of short-term investments	58,320	48,103
Purchases of short-term investments	(420,281)	(141,410)
Capital expenditures	(10,188)	(9,104)
Proceeds from sale of property and equipment	275	—
Decrease in other assets	—	924
Increase in restricted cash and cash equivalents	(351)	(1,790)

Net cash (used in) provided by investing activities	(41,125)	36,536

Cash flows from financing activities:
Proceeds from employee stock compensation plans	15,278	4,562
Proceeds from (repayments of) lines of credit, net	732	(4,534)
Repurchases of common stock	—	(68,082)
Excess tax benefit from stock-based compensation	329	3,820

Net cash provided by (used in) financing activities	16,339	(64,234)

Effects of exchange rate changes on cash and cash equivalents	(744)	1,900

Net (decrease) increase in cash and cash equivalents	(27,205)	4,846
Cash and cash equivalents at the beginning of the period	58,463	40,403

Cash and cash equivalents at the end of the period	$31,258	$45,249

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Novellus’ Annual Report on Form 10-K for the year ended December 31, 2006.
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We evaluate estimates on an ongoing basis, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, deferred tax assets, property and equipment, goodwill and other intangible assets, warranty obligations, restructuring and impairment charges, hedge accounting for derivatives, contingencies and litigation, and stock-based compensation. We base estimates on historical experience and on other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state assets and liabilities given facts known at the time of valuation. Our assumptions may prove incorrect as facts change in the future. Actual results may differ from these estimates under different assumptions or conditions.
The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our subsidiaries after the elimination of all significant intercompany account balances and transactions.
Derivatives
To address increasing international growth and related currency risks, we expanded our foreign currency exposure management policy in 2006. Our policy is to enter into foreign currency forward exchange contracts with maturities of less than 12 months to mitigate the impact of currency exchange fluctuations (a) on probable anticipated system sales denominated in Japanese yen; (b) on our net investment in certain foreign subsidiaries; and (c) on existing monetary asset and liability balances in foreign currencies. In accordance with Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), all derivatives are recorded at fair value in either other current assets or other current liabilities. Cash flows from derivative instruments are reported in cash flows from operating activities.
Cash Flow Hedging — We designate and document as cash flow hedges foreign currency forward exchange contracts on sales transactions in which costs are denominated in U.S dollars and the related revenues are generated in Japanese yen. We evaluate and calculate each hedge’s effectiveness at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot to spot basis to the spot to spot change in the anticipated transaction. The effective change is recorded in Other Comprehensive Income (OCI) until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in net sales, or cost of sales, as designated at the inception of the forward contract. During the three months ended March 31, 2007, a gain of $0.6 million was recorded in sales due to hedge ineffectiveness. No amounts were recorded in cost of sales as a result of hedge ineffectiveness during the three months ended March 31, 2007. In the event it becomes probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges are reclassified from accumulated OCI to other income, net. No such events occurred during the three months ended March 31, 2007.

The following table summarizes the impact of cash flow hedges on OCI during the three months ended March 31, 2007.

OCI
(In thousands)
Balance as of January 1, 2007	$(329)
Net change on cash flow hedges	(2,976)
Reclassification to cost of sales	329

Balance as of March 31, 2007	$(2,976)

We anticipate reclassifying the net loss from OCI to earnings within 12 months.
Net Investment Hedging — During the second quarter of 2006, we began to hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. The foreign currency forward exchange contracts used to hedge this exposure are designated and documented as net investment hedges. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective when currency pairs and notional amounts on the forward exchange contracts are properly aligned with the net investment in subsidiaries. Changes in the spot to spot value are recorded as foreign currency translation adjustments within OCI. Ineffectiveness, if any, along with the excluded time value of the forward contracts is recorded in other income, net, and amounted to a $0.3 million gain in the three months ended March 31, 2007. A loss of $0.1 million for net investment hedges was recorded in OCI during the three months ended March 31, 2007.
Non-Designated Hedges — We enter into foreign currency forward exchange contracts to hedge intercompany balances that are denominated in currencies other than the U.S. dollar. These balances are remeasured each period and the corresponding gain or loss is recorded in other income, net. The maturities of these forward exchange contracts are generally less than 12 months. They do not require special hedge accounting treatment under SFAS 133 because the gains or losses are recorded in other income, net each period, where they are expected to substantially offset the remeasurement gain or loss on the corresponding intercompany balances. During the three months ended March 31, 2007 and April 1, 2006, a loss of $0.1 million and a gain of $0.9 million, respectively, was recorded in other income, net, related to these transactions.
Recent Accounting Pronouncements
In June 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2), which clarifies the accounting for compensated absences known as a sabbatical leave whereby an employee is entitled to paid time off after working for a specified period of time. We adopted the standard effective January 1, 2007, resulting in an adjustment to beginning retained earnings of $3.8 million, net of tax of $2.2 million, and an increase to short-term and long-term sabbatical liability of $2.0 million and $4.0 million, respectively.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), which we adopted effective January 1, 2007. FIN 48 requires that we recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No cumulative adjustment to retained earnings was required upon our adoption of FIN 48. As of January 1, 2007, we had approximately $11.4 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of January 1, 2007 was approximately $0.1 million. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Generally, fiscal years from 2004 forward remain open to examination by federal tax authorities, although the utilization of tax loss and credit carryforwards from fiscal years 2001 through 2003 could also be subject to examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. During the three months ended March 31, 2007, unrecognized tax benefits increased by approximately $2.8 million.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value. Also, SFAS 157 establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS 115” (SFAS 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS 159 on our Consolidated Financial Statements.

Note 2. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards, which include restricted stock and restricted stock units that are settled in stock.
Diluted earnings per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist primarily of stock options and restricted stock awards.
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands, except per
	share amounts)
Numerator:
Net income	$53,783	$24,717

Denominator:
Basic weighted-average shares outstanding	123,979	131,102
Dilutive common equivalent shares	3,158	1,162

Diluted weighted-average shares outstanding	127,137	132,264

Basic net income per share	$0.43	$0.19
Diluted net income per share	$0.42	$0.19
For the three months ended March 31, 2007 and April 1, 2006, 10.0 million and 20.2 million shares, respectively, were attributable to outstanding stock options and were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Restricted stock awards representing 0.7 million and 0.2 million shares were excluded from the computation of diluted shares outstanding for the three months ended March 31, 2007 and April 1, 2006, respectively, as the shares were subject to performance conditions that had not been met.
Note 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance sheet date, inventories consisted of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Purchased and spare parts	$161,167	$152,727
Work-in-process	44,596	30,524
Finished goods	28,343	15,320

Total inventories	$234,106	$198,571

Note 4. Goodwill and Intangible Assets
Goodwill
A summary of changes in goodwill during the three months ended March 31, 2007 is as follows:

		Industrial
	Semiconductor	Applications
	Group	Group	Total
	(In thousands)
Balance as of December 31, 2006	$109,059	$116,372	$225,431
Foreign currency translation and other adjustments	1,326	1,819	3,145

Balance as of March 31, 2007	$110,385	$118,191	$228,576

There have been no significant events or circumstances affecting the valuation of goodwill since the fourth quarter of 2006 when we performed our annual impairment test and concluded no impairment existed.
Intangible Assets
The following tables provide details of our acquired intangible assets:

	Weighted
	Average
	Amortization		Accumulated
March 31, 2007	Period	Gross	Amortization	Net
	(Years)		(In thousands)
Patents and other intangibles	12	$16,648	$(599)	$16,049
Developed technology	6	29,159	(17,847)	11,312
Tradename	10	6,768	(1,861)	4,907

Total	8	$52,575	$(20,307)	$32,268

	Weighted
	Average
	Amortization		Accumulated
December 31, 2006	Period	Gross	Amortization	Net
	(Years)		(In thousands)
Patents and other intangibles	11	$20,707	$(2,164)	$18,543
Developed technology	6	28,995	(16,555)	12,440
Tradename	10	6,663	(1,666)	4,997

Total	8	$56,365	$(20,385)	$35,980

Our estimated amortization expense for identifiable intangible assets is approximately $6.8 million, $4.1 million, $3.0 million, $2.0 million and $2.0 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively. As of March 31, 2007, we had no identifiable intangible assets with indefinite lives.
Note 5. Product Warranty
We record the estimated cost of warranty as a component of cost of sales upon system shipment. The estimated cost for a specific product is determined by the warranty term and the average historical labor and material costs for that product. Should actual product failure rates or material usage differ from the estimate, revisions to the estimated warranty liability may be required. We review actual product failure rates and material usage on a quarterly basis and adjust the warranty liability as necessary. Changes in the accrued warranty liability were as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Balance, beginning of period	$55,349	$54,553
Warranties issued	18,361	20,400
Settlements	(18,617)	(21,113)
Net changes in liability for pre-existing warranties, including expirations	143	1,982

Balance, end of period	$55,236	$55,822

Note 6. Restructuring and Other Charges
In an effort to consolidate operations, streamline our product offerings and align manufacturing operations with current business conditions we implemented several restructuring plans starting in 2001.
During the first quarter of 2006, we implemented a restructuring plan to dispose of certain owned facilities in San Jose, California. Because the anticipated period to close the sale of these assets was in excess of one year, they did not qualify as assets held for sale.

We considered the change in planned use of the facilities as an indicator of impairment and determined that two of the properties were impaired. We recorded impairment charges of $8.9 million in the three months ended April 1, 2006 to write these two facilities down to their estimated fair value. The other properties are not impaired. During the third quarter of 2006 and the first quarter of 2007, certain facilities were reclassified under this restructuring plan as assets held for sale. We expect to sell these facilities within one year.
Net charges of $3.7 million were also recorded in the three months ended April 1, 2006 related to our restructuring plan to relocate operations from Chandler, Arizona to San Jose, California and Tualatin, Oregon.
The charges discussed above are included in restructuring and other charges in the Condensed Consolidated Statements of Operations and are related to the Semiconductor Group (see Note 12. Operating Segments).
The following table summarizes our facilities restructuring activity for the three months ended March 31, 2007:

Facilities Restructuring Liability
(In thousands)
Balance as of December 31, 2006	$17,503
Cash payments	(1,039)

Balance as of March 31, 2007	$16,464

As of March 31, 2007, substantially all actions under the 2001 through 2006 restructuring plans had been completed, except for payments of future rent obligations and the sale of assets classified as held for sale. The remaining excess facility costs are stated at estimated fair value, net of estimated sublease income. We expect to pay remaining obligations in connection with vacated facilities no later than the expiration dates of the lease terms, which expire on various dates through 2017.
Note 7. Long-Term Obligations
As of March 31, 2007, we had long-term borrowings of $129.8 million, denominated in Euros and Swiss francs. The weighted-average interest rate on these borrowings was 4.1% as of March 31, 2007. Substantially all borrowings are secured by cash or marketable securities on deposit and are due and payable on or before June 25, 2009. Amounts to secure these borrowings are included within restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets.
Note 8. Other Income, Net
The components of other income, net within the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	March, 31	April 1,
	2007	2006
	(In thousands)
Other income	$1,582	$517
Other expense	(254)	(259)
Foreign currency gain, net	1,809	789

Total other income, net	$3,137	$1,047

Note 9. Comprehensive Income
The following are the components of comprehensive income:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Net income	$53,783	$24,717
Other comprehensive income:
Foreign currency translation adjustments	(825)	1,728
Unrealized gain (loss) on short-term investments	(235)	1,163
Unrealized gain (loss) on derivative instruments	(2,647)	41
Unrealized loss on minimum pension liability adjustment	(4)	—

Comprehensive income	$50,072	$27,649

The components of accumulated other comprehensive income (loss) are as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Foreign currency translation adjustments	$2,753	$3,578
Unrealized gain (loss) on short-term investments	(11)	224
Unrealized loss on derivative instruments	(2,976)	(329)
Unrealized loss on minimum pension liability adjustment	(882)	(878)

Accumulated other comprehensive income (loss)	$(1,116)	$2,595

Note 10. Litigation
     Linear Technology Corporation
In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages), declaratory relief and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition and breach of warranty. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, which the Court granted, without leave to amend, on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order and the appeal was heard on April 19, 2007. Although we prevailed on these claims in the Superior Court, it is possible that the Court of Appeal will reverse the ruling of the Superior Court, in which case Novellus could face potential liability on these claims. We cannot predict how the Court of Appeal will rule on this issue or, if it does rule against Novellus, estimate a range of potential loss, if any. However, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.
     Derivative Litigation
On May 31, 2006, a complaint titled “Joshua Teitelbaum, in the right of and for the benefit of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, D. James Guzy, Tom Long, Robert H. Smith, Neil R. Bonke, Youssef A. El-Mansy, J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert A. Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court for the Northern District of California. The complaint alleged that our practices in connection with certain stock option grants to executives caused a diversion of assets from Novellus to the executives and caused us to make false and misleading statements to the Securities and Exchange Commission (SEC). The complaint also alleged, among other things, violations of sections 10(b) and 14(a) of the Exchange Act of 1934 (Exchange Act), a breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, and unjust enrichment. The complaint sought unspecified monetary damages and other relief against the defendants. On June 21, 2006, a separate complaint titled “Alaska Electrical Pension Fund, on behalf of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, William H. Kurtz, Neil R. Bonke, Youssef A. El-Mansy, J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court for the Northern District of California with similar allegations. The complaints sought unspecified monetary damages and other relief against the defendants. The two complaints were consolidated on September 8, 2006. The plaintiffs filed an amended, consolidated complaint on December 8, 2006. Novellus and the individual defendants filed motions to dismiss on January 19, 2007.
At a hearing on March 23, 2007, the court dismissed the plaintiffs’ complaint with leave to amend by May 3, 2007. On May 2, 2007, the plaintiffs voluntarily dismissed the case without prejudice.

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
Note 11. Stock-Based Compensation
We have adopted several stock plans that provide equity instruments to our employees and non-employee directors. These plans include incentive and non-statutory stock options and restricted stock awards. Restricted stock awards include restricted stock and restricted stock units that are settled in stock. Stock options generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date. Restricted stock awards generally vest over a three, four, or five-year period, excluding certain awards that vest upon the achievement of specific revenue or shipment performance targets. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows qualified employees to purchase shares of common stock at 85% of the fair market value on specified dates.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. Under that transition method, stock-based compensation expense includes: (a) compensation expense for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after January 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123R, we use an accelerated expense attribution method. Results in prior periods have not been restated.
The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and ESPP included in our Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
	(1)	(2)
Cost of sales	$510	$308
Selling, general and administrative	5,697	5,439
Research and development	2,895	3,061

Stock-based compensation expense before income taxes	9,102	8,808
Income tax benefit	(2,276)	(3,391)

Total stock-based compensation expense after income taxes	$6,826	$5,417

(1)	Amounts include amortization expense related to stock options of $4.9 million, ESPP of $0.6 million and restricted stock awards of $3.6 million.

(2)	Amounts include amortization expense related to stock options of $6.5 million, ESPP of $0.6 million and restricted stock awards of $1.7 million.

The fair value of stock-based compensation awards was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the three months ended March 31, 2007 and April 1, 2006:

	Options		ESPP
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Risk-free interest rate	4.7%	4.5%	5.1%	4.3%
Volatility	47%	49%	34%	32%
Expected term	4.4 years	4.3 years	6 months	6 months
Dividends	None	None	None	None
Weighted-average fair value at grant date	$13.97	$11.77	$6.88	$5.30
Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the option grant.
A summary of stock option activity during the three months ended March 31, 2007 is as follows:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in Years)	Intrinsic Value
	(In thousands)			(In thousands)
Outstanding as of December 31, 2006	22,899	$32.16	6.23	$102,527

Grants	150	31.38
Exercises	(534)	25.40
Forfeitures or expirations	(412)	31.56

Outstanding as of March 31, 2007	22,103	$32.33	6.00	$62,652

Vested and expected to vest as of March 31, 2007	21,178	$32.47	5.87	$59,514

Exercisable as of March 31, 2007	16,459	$33.57	5.02	$41,178

The aggregate intrinsic value of options outstanding as of March 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 12.7 million shares that had exercise prices that were lower than the market price of our common stock as of March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2007 and April 1, 2006 was $4.0 million and $2.5 million, respectively, determined as of the date of exercise. The total cash received from employees as a result of stock option exercises during the three months ended March 31, 2007 and April 1, 2006 was $15.3 million and $4.6 million, respectively. In connection with these exercises and the disqualification of incentive stock options, we realized a tax benefit of $1.2 million and $0.9 million for the three months ended March 31, 2007 and April 1, 2006, respectively. We settle employee stock option exercises with newly issued common shares.
As of March 31, 2007 there was $44.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.
A summary of restricted stock award activity for the three months ended March 31, 2007 is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)
Unvested restricted stock awards as of December 31, 2006	1,894	$29.68
Granted	13	31.94
Vested	(20)	28.07
Forfeited	(94)	28.63

Unvested restricted stock awards as of March 31, 2007	1,793	$29.77

As of March 31, 2007, there was $30.0 million of total unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of restricted stock awards vested during the three months ended March 31, 2007 was $0.6 million. In connection with the vesting of these awards, we realized a tax benefit of $0.2 million and $0.5 million for the three months ended March 31, 2007 and April 1, 2006, respectively. As of March 31, 2007, there were a total of 0.7 million restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not met.

Note 12. Operating Segments
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
Our organizational structure is based on a number of factors that the CODM uses to evaluate, view and run our business operations which include, but are not limited to, customer base, homogeneity of products and technology. Our operating segments are based on this organizational structure and information reviewed by our CODM to evaluate the operating segment results. Our operations are organized into two segments: 1) Semiconductor Group; and 2) Industrial Applications Group. The Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. The Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization. The accounting policies of these segments are the same as those described in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Segment information for the periods presented is as follows:

	Three Months Ended March 31, 2007
	(In thousands)
		Industrial
	Semiconductor	Applications
	Group	Group	Consolidated
Sales to unaffiliated customers	$364,195	$32,779	$396,974
Operating income	$64,141	$3,268	$67,409

	Three Months Ended April 1, 2006
	(In thousands)
		Industrial
	Semiconductor	Applications
	Group	Group	Consolidated
Sales to unaffiliated customers	$344,092	$21,814	$365,906
Operating income	$28,881	$515	$29,396
Note 13. Related Party Transactions
We lease an aircraft from a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expenses of approximately $0.2 million in each of the three-month periods ended March 31, 2007 and April 1, 2006.
We recognized $0.1 million and $0.2 million in aggregate compensation expense during the three months ended March 31, 2007 and April 1, 2006, respectively, for certain immediate family members of our executive officers employed in non-executive positions.
Historically, we have made secured and unsecured loans to executive officers, vice presidents and other key personnel. Current regulations prohibit company loans to “executive officers,” as defined by the SEC. We have outstanding loans to non-executive vice presidents and other key personnel. As of March 31, 2007 and December 31, 2006, the total outstanding balance of such loans was approximately $1.0 million and $1.5 million, respectively. As of March 31, 2007, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to loans to personnel has not historically been significant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation: the cyclicality of the semiconductor industry; our anticipation to reclassify the net loss from OCI to earnings within the next 12 months; our anticipation that the amount of unrecognized tax benefits will not significantly increase or decrease within the next 12 months; the fact that tax loss and credit carryforwards for fiscal years 2001 through 2003 could also be subject to federal tax examination; our expectation that the foreign currency forward exchange contracts we enter into will substantially offset the remeasurement gain or loss on corresponding intercompany balances; our estimated amortization expense for identifiable intangible assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively; our expectation to sell certain remaining facilities under the restructuring plan within one year; our expectation to pay remaining obligations in connection with vacated facilities no later than the lease terms, which expire on various dates through 2017; our goal to use our expertise to increase our market share and strengthen our position as a leading supplier of semiconductor process equipment; our endeavor to provide our customers with highly reliable products; our efforts to continue to deliver innovative products; our expectation that net orders will continue to vary; our belief that significant additional growth potential exists in the Asia region over the long term; our continued outsourcing of manufacturing functions; our continued belief that we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our research and development and warranty costs is required to maintain or capture a position in the market; our belief that most of our deferred tax assets will be realized due to anticipated future income; our expectation to recognize $44.0 million of total unrecognized compensation related to unvested stock options over a weighted-average period of 2.6 years; our expectation to recognize $30.0 million of total unrecognized compensation related to restricted stock awards over a weighted-average period of 1.9 years; the fact that 0.7 million restricted stock awards subject to performance conditions may result in forfeiture if the performance conditions are not realized; the fact that we do not anticipate paying any cash dividends in the foreseeable future; our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the derivative litigation matters are without merit and that our stock option administrative practices do not require any material financial statement adjustment; our belief that the ultimate outcome of actions that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; our expectation that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future; our expectation to use the proceeds from certain credit agreements for working capital and other general corporate purposes, including the repurchase of shares; our expectation to repurchase shares from time to time in the open market, through block shares or otherwise.
Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: unanticipated trends with respect to the cyclicality of the semiconductor industry; unanticipated difficulties in implementing and inability to realize savings from our restructuring plans; sustained decrease in or leveling off of customer demand; inability to accurately assess any potential increase or decrease of unrecognized tax benefits during the next 12 months; inability to accurately predict the consequences of any federal tax examination of the Company’s tax loss and credit carryforwards; inability to accurately assess the ability of certain foreign currency forward exchange contracts to offset remeasurement gains and losses; inability to accurately assess the period in which the Company can recognize unrecognized compensation related to unvested stock options and restricted stock awards; inability of the Company to meet certain performance conditions that may result in forfeiture of certain restricted stock awards; inability to anticipate cyclical changes in customers’ capacity utilization and demand; the negative impact of higher cost of services on gross margins; inability to realize efficiencies from outsourcing; inability to develop and timely introduce new and enhanced products; inability to accurately assess the changing product needs of our customers; loss of a major customer; the need to seek new customers and diversify our customer base; unanticipated need for additional liquid assets in the next 12 months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition, results of operations or material adjustment to our financial statements; inherent uncertainty in the outcome of litigation matters; and our potential inability to enforce our patents and protect our trade secrets; unanticipated limitations on the use of proceeds from certain credit agreements including limtations on the ability of the Company to repurchase shares in the open market.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of Part II, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q. Readers should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our other filings with the SEC, including our Forms 10-Q and 8-K and our Annual Report to Shareholders.
Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of our business. The following are included in our MD&A:
•	Overview of our Business and Industry;

•	Results of Operations;

•	Critical Accounting Policies; and

•	Liquidity and Capital Resources.
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
We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income and net income per share are the primary measures we use to monitor performance, although, we also use certain non-GAAP measures, such as net orders, to assess business trends and performance. Net orders are also used to forecast and plan future operations. Net orders consist of current period orders less current period cancellations. We do not report orders for systems with delivery dates greater than 12 months after receipt of the order.
The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2007	2006
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$396,974	$438,505	$444,032	$410,073	$365,906
Gross profit	$194,909	$225,520	$226,525	$204,764	$167,540
Income before cumulative effect of a change in accounting principle	$53,783	$42,574	$70,020	$52,705	$23,769
Net income	$53,783	$42,574	$70,020	$52,705	$24,717
Diluted net income per share before cumulative effect of a change in accounting principle	$0.42	$0.34	$0.57	$0.42	$0.18
Diluted net income per share	$0.42	$0.34	$0.57	$0.42	$0.19
Net orders	$412,219	$441,620	$470,322	$457,545	$416,770
Change in net orders from prior quarter	(7)%	(6)%	3%	10%	19%

Due to the cyclical conditions in our industry, we expect that net orders will continue to fluctuate. The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders result in revenue either at shipment and transfer of title or upon customer acceptance of the equipment. Our revenue recognition policy addresses the distinction between the revenue recognized upon shipment and transfer of title and the revenue recognized upon customer acceptance. Equipment generally ships within two to six months of receiving the related order and if applicable, customer acceptance is typically received one to six months after shipment. These time lines are general estimates and actual times may vary depending on specific customer circumstances.
Results of Operations
Net Sales

	Three Months Ended			Q1 2007 % Change From
	March 31, 2007	December 31, 2006	April 1, 2006	Q4 2006	Q1 2006
	(In thousands)
Semiconductor Group	$364,195	$405,060	$344,092	(10)%	6%
Industrial Applications Group	$32,779	$33,445	$21,814	(2)%	50%

Net sales	$396,974	$438,505	$365,906	(9)%	8%
The decrease in net sales in the Semiconductor Group in the first quarter of 2007 from the fourth quarter of 2006 is primarily due to decreased sales volume, which resulted mainly from delays by chip manufacturers in their additions to capacity. The increase in net sales in the Semiconductor Group in the first quarter of 2007 from the first quarter of 2006 is primarily due to increased sales volume and a change in the mix of products sold.
Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Three Months Ended
	March 31, 2007	December 31, 2006	April 1, 2006
North America	22%	28%	34%
Europe	7%	11%	7%
Asia	71%	61%	59%
A significant portion of our net sales is generated in Asia, primarily because a substantial portion of the world’s semiconductor manufacturing capacity is located there. We consider the Asia region to include Korea, Japan, Singapore, Malaysia, China and Taiwan. In the fourth quarter of 2006, we established, in Singapore, our new international headquarters for sales, which more closely aligns our operational structure with our customer base. We plan to continue to focus on expanding our market presence in Asia, as we believe that significant additional growth potential exists in this region over the long term.
Gross Profit

	Three Months Ended			Q1 2007 % Change From
	March 31, 2007	December 31, 2006	April 1, 2006	Q4 2006	Q1 2006
	(Dollars in thousands)
Gross profit	$194,909	$225,520	$167,540	(14)%	16%
Gross margin	49%	51%	46%
Gross margin decreased in the first quarter of 2007 from the fourth quarter of 2006 primarily due to a change in the mix of customers and of products sold. Gross margin increased in the first quarter of 2007 from the first quarter of 2006 primarily due to a reduction in installation and warranty costs, a change in the mix of products sold and increased efficiencies in operations.

Selling, General and Administrative (SG&A)

	Three Months Ended			Q1 2007 % Change From
	March 31, 2007	December 31, 2006	April 1, 2006	Q4 2006	Q1 2006
	(Dollars in thousands)
SG&A expense	$67,100	$68,932	$58,482	(3)%	15%
% of net sales	17%	16%	16%
SG&A expense includes compensation and benefits for corporate, financial, marketing, and administrative personnel as well as travel expenses and professional and legal fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.
SG&A expense decreased in the first quarter of 2007 as compared to the fourth quarter of 2006 primarily due to a reduction in professional service fees. The increase in SG&A expense in the first quarter of 2007 compared to the first quarter of 2006 is primarily due to an increase in headcount to support sales volume and customer service.
Research and Development (R&D)

	Three Months Ended			Q1 2007 % Change From
	March 31, 2007	December 31, 2006	April 1, 2006	Q4 2006	Q1 2006
	(Dollars in thousands)
R&D expense	$60,400	$56,475	$63,783	7%	(5)%
% of net sales	15%	13%	17%
R&D expense includes compensation and benefits for our research and development personnel, project materials, chemicals and other direct expenses incurred in product and technology development. Also included are expenses for equipment repairs and maintenance, rents, utilities and depreciation.
R&D expense increased in the first quarter of 2007 compared to the fourth quarter of 2006 primarily as a result of increased spending to support key new products. R&D expense is down in the first quarter of 2007 compared to the first quarter of 2006 as a result of lower depreciation and related facility costs.
Restructuring and Other Charges (Benefits)

	Three Months Ended			Q1 2007 % Change From
	March 31, 2007	December 31, 2006	April 1, 2006	Q4 2006	Q1 2006
	(Dollars in thousands)
Restructuring and other charges (benefits)	$—	$(1,894)	$12,629	Not meaningful
% of net sales	—%	Less than 1%	3%
In an effort to consolidate operations, streamline our product offerings and align our manufacturing operations with current business conditions, we implemented several restructuring plans starting in 2001.
In the fourth quarter of 2006, we reversed $1.9 million of a previously recorded restructuring accrual as a result of a change in estimated sublease income over the remaining lease term.
During the first quarter of 2006, we implemented a restructuring plan to dispose of certain owned facilities in San Jose, California. Because the anticipated period to close the sale of these assets was in excess of one year, they did not qualify as assets held for sale. We considered the change in planned use of the facilities as an indicator of impairment and determined that two of the properties were impaired. We recorded impairment charges of $8.9 million during the first quarter of 2006 to write these two facilities down to their estimated fair value. The other properties are not impaired. During the third quarter of 2006 and the first quarter of 2007, certain facilities were reclassified under this restructuring plan as assets held for sale. We expect to sell these facilities within one year.
Net charges of $3.7 million were also recorded in the first quarter of 2006 related to our restructuring plan to relocate operations from Chandler, Arizona to San Jose, California and Tualatin, Oregon.
The charges discussed above are included in restructuring and other charges in the Condensed Consolidated Statements of Operations and are related to the Semiconductor Group.

Interest and Other Income, Net

	Three Months Ended			Q1 2007 % Change From
	March 31, 2007	December 31, 2006	April 1, 2006	Q4 2006	Q1 2006
	(Dollars In thousands)
Interest and other income, net	$11,107	$10,881	$6,079	2%	83%
% of net sales	3%	2%	2%
Interest and other income, net, includes interest income, interest expense and other non-operating items. Interest and other income, net, was relatively unchanged from the fourth quarter of 2006 to the first quarter of 2007. The increase in interest and other income, net, during the first quarter of 2007 compared to the prior-year period consists primarily of an increase in interest income of $2.9 million due to higher balances of interest-bearing cash and short-term investments and a $1.0 million gain from foreign currency transactions, which includes related hedging activity.
Income Taxes
Our effective tax rate was 31.5% and 33.0% during the first quarters of 2007 and 2006, respectively. The difference in the effective tax rate in 2007 as compared to 2006 is primarily because of reduced taxes on foreign income due to the implementation of a new global business structure and increased benefit from tax-exempt interest income. Our future effective income tax rate depends on various factors, such as our profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income, and non-deductible expenses incurred in connection with acquisitions.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to revenue recognition, inventory valuation, goodwill and other intangible assets, deferred tax assets, warranty obligations, restructuring and impairment charges, hedge accounting for derivatives, stock-based compensation expense and litigation We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There were no significant changes in our critical accounting policies or estimates since the end of fiscal 2006.
Liquidity and Capital Resources
We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of liquidity as of March 31, 2007 consisted of $856.5 million of cash, cash equivalents and short-term investments. This amount represents an increase of $3.2 million from $853.3 million as of December 31, 2006.
Net cash used in operating activities during the first quarter of 2007 was $1.7 million. This amount consisted primarily of $53.8 million provided by net income, adjusted for non-cash items of $39.9 million and changes in working capital accounts of $95.4 million. Accounts receivable increased by $59.4 million primarily due to timing of first quarter sales and a reduction in the use of factoring and inventory increased by $34.4 million due to an increase in work in process and finished goods inventory to meet forecasted second quarter shipments.
Net cash used in investing activities during the first quarter of 2007 was $41.1 million, which consisted primarily of net purchases of short-term investments of $30.9 million and capital expenditures of $10.2 million. As of March 31, 2007, we had no significant commitments to purchase property or equipment.
Net cash provided by financing activities during the first quarter of 2007 was $16.3 million, which consisted primarily of proceeds from employee stock compensation plans of $15.3 million.
In December 2006, we entered into a credit agreement with certain lenders (the Agreement), which established a senior unsecured five-year revolving credit line with an aggregate committed amount of $150.0 million with the option to increase the total line by up to an additional $100.0 million under certain circumstances. We expect to use the proceeds for working capital and other general corporate purposes, including the repurchase of shares. The Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, and events of default, which are subject to various exceptions and qualifications. No amounts had been borrowed under the Agreement as of March 31, 2007.
During 2004, we entered into a credit arrangement denominated in Euros to fund the acquisition of Peter Wolters AG and for general corporate purposes. Borrowings as of March 31, 2007 under this credit arrangement were $128.6 million and were secured by cash or short-term investments on deposit, which are included within restricted cash and cash equivalents on our Condensed Consolidated Balance Sheets. All borrowings under this credit arrangement are due and payable on or before June 25, 2009.
We have available short-term credit facilities with various financial institutions totaling $79.7 million, of which $43.5 million was unutilized as of March 31, 2007. These credit facilities bear interest at various rates, expire on various dates through December 2007 and are used for general corporate purposes. As of March 31, 2007, our subsidiaries had $20.5 million of borrowings outstanding under the short-term lines of credit at a weighted-average interest rate of 1.6%.
We have long-term credit facilities with various institutions totaling $318.5 million, of which $188.7 million was unutilized as of March 31, 2007. These credit facilities bear interest at a weighted-average rate of 4.1% and expire through December 2037. As of March 31, 2007, we had $129.8 million in long-term debt outstanding.
We believe that our current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet our needs at least through the next 12 months.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting Novellus, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our exposure related to market risk has not changed materially since December 31, 2006.
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
Disclosure Controls and Internal Controls for Financial Reporting
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls for financial reporting are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. GAAP.

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
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The following identifies the litigation matters for which a material development has occurred during the quarter ended March 31, 2007. For more detailed information on litigation matters outstanding please see Item 3 “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Derivative Litigation
On May 31, 2006, a complaint titled “Joshua Teitelbaum, in the right of and for the benefit of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, D. James Guzy, Tom Long, Robert H. Smith, Neil R. Bonke, Youssef A. El-Mansy, J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert A. Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court for the Northern District of California. At a hearing on March 23, 2007, the court dismissed the plaintiffs’ complaint with leave to amend on May 3, 2007. On May 2, 2007, the plaintiffs voluntarily dismissed the case without prejudice.
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

ITEM 1A: RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The risk factor set forth below entitled “We are subject to litigation proceedings that could adversely affect our business” has been updated from the prior version of such risk factor as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007. The update deletes all reference to the derivative litigation described therein as a result of the court’s March 23, 2007 dismissal with leave to amend the plaintiffs’ complaint and the plaintiffs’ May 2, 2007 voluntary dismissal of the case.
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
Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand is accelerating, rendering the global semiconductor industry increasingly volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees and maintain a stable management team. Our inventory levels during periods of reduced demand have at times been higher than optimal. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire and/or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. In the period from 2001 through 2006, we implemented restructuring plans to align our business with fluctuating conditions. Future restructuring plans may be required to respond to future changes. Net orders and net sales may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. We experienced an increase in demand in the first quarter of 2006 through the third quarter of 2006, and a slight decrease in the fourth quarter of 2006 and the first quarter of 2007. We cannot provide any assurance that this increase will be sustainable, and our net sales and operating results may be adversely affected if demand does not continue to grow and if downturns or slowdowns in the rate of capital investment in the semiconductor industry occur in the future.
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
We serve an increasingly global market. Substantial operations outside of the United States and export sales expose us to certain risks that may adversely affect our operating results and net sales, including, but not limited to:
•	Tariffs and other trade barriers;
•	Challenges in staffing and managing foreign operations and providing prompt and effective field support to our customers outside of the United States;
•	Difficulties in managing foreign distributors;
•	Potentially adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we conduct business;
•	Governmental controls, either by the United States or other countries, that restrict our business overseas or the import or export of semiconductor products, or increase the cost of our operations;
•	Longer payment cycles and difficulties in collecting accounts receivable outside of the United States;
•	Inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions;
•	Global or regional economic downturns; and
•	Geo-political instability, natural disasters, acts of war or terrorism.
We also enter into foreign currency forward exchange contracts to hedge against the short-term impact of currency fluctuations, including forecasted sales transactions denominated in Japanese yen, however, there is no assurance that our hedging program will be effective. Exchange rate volatility may also increase the cost of our exported products for international customers and inhibit demand.
There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition or results of operations. In addition, each region in the global semiconductor equipment market exhibits unique market characteristics that can cause capital equipment investment patterns to vary significantly from period to period. We derive a substantial portion of our revenues from customers in Asia. Any negative economic developments or geo-political instability in Asia, including the possible outbreak of hostilities or epidemics involving Singapore, China, Taiwan, Korea or Japan, could result in the cancellation or delay by certain significant customers of orders for our products, which could adversely affect our business, financial condition or results of operations. Our continuing expansion in Asia renders us increasingly vulnerable to these risks.
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

We face risks related to the valuation of stock-based compensation.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Company Securities
We did not repurchase any of our shares during the quarter ended March 31, 2007. As of March 31, 2007, we had approximately $613.3 million of remaining authorized funds for the repurchase of shares of our common stock. We may repurchase shares from time to time in the open market, through block trades or otherwise. The repurchases may be commenced or suspended at any time or from time to time without prior notice depending on prevailing market conditions and other factors.
ITEM 6: EXHIBITS
(a) Exhibits

10.27	Letter Agreement by and between Novellus Systems, Inc. and Sasson Somekh dated December 20, 2006.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 9, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May

9, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 9, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 9, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By: /s/ William H. Kurtz William H. Kurtz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
May 9, 2007

EXHIBIT INDEX

10.27	Letter Agreement by and between Novellus Systems, Inc. and Sasson Somekh dated December 20, 2006.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 9, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 9, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 9, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 9, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.