Form 10-Q
period 2007-06-30
NOVELLUS SYSTEMS INC
filed 2007-08-07
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2007, 123,817,041 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2007

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands, except per share amounts)
Net sales	$416,335	$410,073	$813,309	$775,979
Cost of sales	208,225	205,309	410,290	403,675

Gross profit	208,110	204,764	403,019	372,304
Operating expenses:
Selling, general and administrative	72,011	66,311	139,111	124,793
Research and development	63,374	63,298	123,774	127,081
Restructuring and other charges	—	—	—	12,629
Legal settlement	—	—	—	3,250

Total operating expenses	135,385	129,609	262,885	267,753

Operating income	72,725	75,155	140,134	104,551
Interest income, net	8,418	5,168	16,388	10,200
Other income, net	6,179	2,443	9,316	3,490

Interest and other income, net	14,597	7,611	25,704	13,690

Income before provision for income taxes and cumulative effect of a change in accounting principle	87,322	82,766	165,838	118,241
Provision for income taxes	29,977	30,061	54,710	41,767

Income before cumulative effect of a change in accounting principle	57,345	52,705	111,128	76,474
Cumulative effect of a change in accounting principle, net of tax of $594	—	—	—	948

Net income	$57,345	$52,705	$111,128	$77,422

Net income per share:
Basic:
Income before cumulative effect of a change in accounting principle	$0.46	$0.42	$0.90	$0.60
Cumulative effect of a change in accounting principle	—	—	—	0.01

Basic net income per share	$0.46	$0.42	$0.90	$0.61

Diluted:
Income before cumulative effect of a change in accounting principle	$0.45	$0.42	$0.88	$0.59
Cumulative effect of a change in accounting principle	—	—	—	0.01

Diluted net income per share	$0.45	$0.42	$0.88	$0.60

Shares used in basic per share calculations	123,788	125,124	123,887	128,113

Shares used in diluted per share calculations	126,630	125,910	126,792	129,087

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006 *
	(unaudited)
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$70,376	$58,463
Short-term investments	795,915	794,865
Accounts receivable, net	421,898	310,888
Inventories	233,345	198,571
Deferred tax assets, net	80,417	102,266
Assets held for sale	34,043	21,966
Prepaid and other current assets	30,124	18,274

Total current assets	1,666,118	1,505,293
Property and equipment, net	341,901	364,599
Restricted cash and cash equivalents	148,201	143,769
Goodwill	229,650	225,431
Intangible and other assets	128,823	123,400

Total assets	$2,514,693	$2,362,492

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$86,593	$76,406
Accrued payroll and related expenses	67,193	81,836
Accrued warranty	58,650	55,349
Other accrued liabilities	68,766	48,068
Income taxes payable	33,665	38,879
Deferred profit	55,547	41,351
Current obligations under lines of credit	16,986	19,480

Total current liabilities	387,400	361,369
Long-term debt	130,967	127,862
Other non-current liabilities	56,665	38,556

Total liabilities	575,032	527,787
Shareholders’ equity:
Common stock	1,426,998	1,393,914
Retained earnings	509,378	438,196
Accumulated other comprehensive income	3,285	2,595

Total shareholders’ equity	1,939,661	1,834,705

Total liabilities and shareholders’ equity	$2,514,693	$2,362,492

*	Amounts are derived from the December 31, 2006 audited consolidated financial statements.
See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$111,128	$77,422
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	50	1,665
Non-cash portion of restructuring and other charges	—	10,199
Depreciation and amortization	33,817	36,959
Deferred income taxes	15,910	(11,334)
Stock-based compensation	18,022	17,600
Tax benefit from stock-based compensation	2,836	12,251
Excess tax benefit from stock-based compensation	(649)	(7,393)
Other non-cash charges, net	1,392	—
Cumulative effect of a change in accounting principle	—	(1,542)
Changes in operating assets and liabilities:
Accounts receivable	(112,119)	(38,753)
Inventories	(33,851)	(26,784)
Prepaid and other assets	(15,331)	8,202
Accounts payable	10,135	791
Accrued payroll and related expenses	(10,660)	7,404
Accrued warranty	3,257	5,351
Other liabilities	19,504	703
Income taxes payable	9,820	18,376
Deferred profit	14,160	11,439

Net cash provided by operating activities	67,421	122,556

Cash flows from investing activities:
Proceeds from sales of short-term investments	465,106	300,248
Proceeds from maturities of short-term investments	124,695	98,314
Purchases of short-term investments	(593,364)	(245,011)
Capital expenditures	(20,528)	(20,890)
Proceeds from sale of property and equipment	275	—
Increase in restricted cash and cash equivalents	(4,432)	(7,483)
Other investing activities	—	3,289

Net cash (used in) provided by investing activities	(28,248)	128,467

Cash flows from financing activities:
Proceeds from employee stock compensation plans	29,940	9,538
Proceeds from (repayments of) lines of credit, net	(1,941)	712
Payments on long-term debt	(21)	(4,435)
Repurchases of common stock	(56,830)	(239,897)
Excess tax benefit from stock-based compensation	649	7,393

Net cash used in financing activities	(28,203)	(226,689)

Effects of exchange rate changes on cash and cash equivalents	943	(1,425)

Net increase in cash and cash equivalents	11,913	22,909
Cash and cash equivalents at the beginning of the period	58,463	40,403

Cash and cash equivalents at the end of the period	$70,376	$63,312

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The interim financial statements should be read in connection with the Consolidated Financial Statements and footnotes thereto included in Novellus’ Annual Report on Form 10-K for the year ended December 31, 2006.
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We evaluate estimates on an ongoing basis, including those related to recognition of revenue, adequacy of the allowance for doubtful accounts, valuation of inventory, valuation of deferred tax assets, valuation of goodwill and other intangible assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, contingencies and litigation, and measurement of stock-based compensation. We base estimates on historical experience and on other market based assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state assets and liabilities given facts known at the time of measurement. Our assumptions may adjust over time as facts may change in the future. Actual results may differ from these estimates under different assumptions or conditions.
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
Cash Flow Hedges — We designate and document as cash flow hedges foreign currency forward exchange contracts on sales transactions in which costs are denominated in U.S dollars and the related revenues are generated in Japanese yen. We evaluate and calculate each hedge’s effectiveness at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot to spot basis to the spot to spot change in the anticipated transaction. The effective change is recorded in Other Comprehensive Income (OCI) until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in net sales, or cost of sales, as designated at the inception of the forward contract. During the three and six months ended June 30, 2007, gains of $1.3 million and $1.9 million, respectively, were recorded in net sales due to hedge ineffectiveness. During the three and six months ended July 1, 2006, gains of $0.5 million and $1.1 million, respectively, were recorded in cost of sales due to hedge ineffectiveness. No amounts were recorded in cost of sales as a result of hedge ineffectiveness during the three months ended June 30, 2007. In the event it becomes probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges are reclassified from accumulated OCI to net sales. During the three and six months ended June 30, 2007 we reclassified $0.7 million from OCI into net sales as a result of the discontinuance of hedged anticipated transactions.

The following table summarizes the impact of cash flow hedges on OCI during the six months ended June 30, 2007.

OCI
(In thousands)
Balance as of December 31, 2006	$(329)
Net change on cash flow hedges	(2,976)
Reclassification to net sales	329

Balance as of March 31, 2007	(2,976)
Net change on cash flow hedges	3,868
Reclassification to net sales	913

Balance as of June 30, 2007	$1,805

We anticipate reclassifying the net gain from OCI to earnings within 12 months.
Net Investment Hedges — During the second quarter of 2006, we began to hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. The foreign currency forward exchange contracts used to hedge this exposure are designated and documented as net investment hedges. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective when currency pairs and notional amounts on the forward exchange contracts are properly aligned with the net investment in subsidiaries. Changes in the spot to spot value are recorded as foreign currency translation adjustments within OCI. Ineffectiveness, if any, along with the excluded time value of the forward contracts is recorded in other income, net, and amounted to a gain of $0.1 million and $0.3 million in the three months ended June 30, 2007 and July 1, 2006, respectively, and a gain of $0.4 million and $0.3 million in the six months ended June 30, 2007 and July 1, 2006, respectively. A loss of $0.3 million and $1.3 million was recorded in OCI for net investment hedges during the three months ended June 30, 2007 and July 1, 2006, respectively, and a loss of $0.4 million and $1.3 million was recorded in OCI during the six months ended June 30, 2007 and July 1, 2006, respectively.
Fair Value Hedges — We enter into foreign currency forward exchange contracts to hedge intercompany balances that are denominated in currencies other than the U.S. dollar. The fair value of these contracts is remeasured each period and the corresponding gain or loss is recorded in other income, net. The maturities of these contracts are generally less than 12 months. We do not apply special hedge accounting treatment under SFAS 133 because the gains or losses are recorded in other income, net each period, where they are expected to substantially offset the remeasurement gain or loss on the corresponding intercompany balances. During the three months ended June 30, 2007 and July 1, 2006, a $0.1 million loss and a $0.9 million gain, respectively, was recorded in other income, net, related to these contracts, and during the six months ended June 30, 2007 and July 1, 2006, a $0.1 million loss and a $1.8 million gain, respectively, was recorded in other income, net, related to these contracts.
Recent Accounting Pronouncements
In June 2006, the Emerging Issues Task Force (EITF) issued EITF No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2), which clarifies the accounting for compensated absences known as a sabbatical leave whereby an employee is entitled to paid time off after working for a specified period of time. We adopted the interpretation effective January 1, 2007, resulting in an adjustment to beginning retained earnings of $3.8 million, net of tax of $2.2 million, and an increase to short-term and long-term sabbatical liability of $2.0 million and $4.0 million, respectively.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), which we adopted effective January 1, 2007. FIN 48 requires that we recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No cumulative adjustment to retained earnings was required upon our adoption of FIN 48. As of January 1, 2007, we had approximately $11.4 million of unrecognized tax benefits. During the three and six months ended June 30, 2007 unrecognized tax benefits increased by $4.3 million and $7.1 million, respectively, due to tax positions taken in the current period. As of June 30, 2007 we had approximately $18.5 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of January 1, 2007 was approximately $0.1 million. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Generally, fiscal years from 2004 forward remain open to examination by federal tax authorities, although the utilization of tax loss and credit carryforwards from fiscal years 2001 through 2003 could also be subject to examination. Most state and foreign jurisdictions have three or four open tax years at any point in time.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS 115” (SFAS 159). The standard allows entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not otherwise required to be so measured. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159 on our Consolidated Financial Statements.
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
Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist primarily of stock options and restricted stock awards.
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income	$57,345	$52,705	$111,128	$77,422

Denominator:
Basic weighted-average shares outstanding	123,788	125,124	123,887	128,113
Dilutive common equivalent shares	2,842	786	2,905	974

Diluted weighted-average shares outstanding	126,630	125,910	126,792	129,087

Basic net income per share	$0.46	$0.42	$0.90	$0.61
Diluted net income per share	$0.45	$0.42	$0.88	$0.60
For the three months ended June 30, 2007 and July 1, 2006, 10.0 million and 21.6 million shares, respectively, and 10.2 million and 22.0 million shares for the six months ended June 30, 2007 and July 1, 2006, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Generally options are considered anti-dilutive when their exercise prices are greater than or equal to the average market value of our common shares during the period of measurement. Restricted stock awards representing 0.7 million and 0.2 million shares for the six months ended June 30, 2007 and July 1, 2006, respectively, were excluded from the computation of diluted shares outstanding as the shares were subject to performance conditions that had not been met.
Note 3. Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. As of the balance sheet date, inventories consisted of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Purchased and spare parts	$173,894	$152,727
Work-in-process	46,069	30,524
Finished goods	13,382	15,320

Total inventories	$233,345	$198,571

Note 4. Goodwill and Intangible Assets
Goodwill
A summary of changes in goodwill during the six months ended June 30, 2007 is as follows:

		Industrial
	Semiconductor	Applications
	Group	Group	Total
		(In thousands)
Balance as of December 31, 2006	$109,059	$116,372	$225,431
Foreign currency translation and other adjustments	1,326	1,819	3,145

Balance as of March 31, 2007	$110,385	$118,191	$228,576
Foreign currency translation and other adjustments	—	1,074	1,074

Balance as of June 30, 2007	$110,385	$119,265	$229,650

There have been no significant events or circumstances affecting the valuation of goodwill since the fourth quarter of 2006 when we performed our annual impairment test and concluded no impairment existed.
Intangible Assets
The following tables provide details of our acquired intangible assets:

	Weighted
	Average
	Amortization		Accumulated
June 30, 2007	Period	Gross	Amortization	Net
	(Years)		(In thousands)
Patents and other intangibles	12	$16,649	$(957)	$15,692
Developed technology	6	29,256	(19,120)	10,136
Tradename	10	6,829	(2,049)	4,780

Total	8	$52,734	$(22,126)	$30,608

	Weighted
	Average
	Amortization		Accumulated
December 31, 2006	Period	Gross	Amortization	Net
	(Years)		(In thousands)
Patents and other intangibles	11	$20,707	$(2,164)	$18,543
Developed technology	6	28,995	(16,555)	12,440
Tradename	10	6,663	(1,666)	4,997

Total	8	$56,365	$(20,385)	$35,980

Our estimated amortization expense for currently recognized identifiable intangible assets is approximately $6.8 million, $4.1 million, $3.1 million, $2.0 million and $2.0 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively. As of June 30, 2007, we had no identifiable intangible assets with indefinite lives.
Note 5. Product Warranty
We record the estimated cost of warranty as a component of cost of sales upon system shipment. The estimated cost for a specific product is determined by the warranty term and the average historical labor and material costs for that product. Should actual labor costs, product failure rates or material usage differ from the estimate, revisions to the estimated warranty liability may be required. We review actual product failure rates and material usage on a quarterly basis and adjust the warranty liability as necessary. Changes in the accrued warranty liability were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)
Balance, beginning of period	$55,236	$55,822	$55,349	$54,553
Warranties issued	24,535	24,386	42,896	44,786
Settlements	(21,112)	(19,882)	(39,729)	(40,995)
Net changes in liability for pre-existing warranties, including expirations	(9)	(243)	134	1,739

Balance, end of period	$58,650	$60,083	$58,650	$60,083

Note 6. Restructuring and Other Charges
In an effort to consolidate operations, streamline our product offerings and align manufacturing operations with current business conditions we implemented several restructuring plans starting in 2001.
During the first quarter of 2006, we implemented a restructuring plan to dispose of certain owned facilities in San Jose, California. However, because the anticipated period to close the sale of these assets was in excess of one year, they did not qualify as assets held for sale at that time. We considered the change in planned use of the facilities as an indicator of impairment and determined that two of the properties were impaired. We recorded impairment charges of $8.9 million in the three months ended April 1, 2006 to write these two facilities down to their estimated fair value. The other properties are not impaired. During the third quarter of 2006 and the first quarter of 2007, certain facilities were reclassified under this restructuring plan as assets held for sale. We expect to sell these facilities within one year.
Net charges of $3.7 million were also recorded in the six months ended July 1, 2006 related to our restructuring plan to relocate operations from Chandler, Arizona to San Jose, California and Tualatin, Oregon.
The charges discussed above are included in restructuring and other charges in the Condensed Consolidated Statements of Operations and are related to the Semiconductor Group (see Note 12. Operating Segments).
The following table summarizes our facilities restructuring activity for the six months ended June 30, 2007:

Facilities
Restructuring
Liability
(In thousands)
Balance as of December 31, 2006	$17,503
Cash payments	(1,039)

Balance as of March 31, 2007	16,464
Cash payments	(764)

Balance as of June 30, 2007	$15,700

As of June 30, 2007, substantially all actions under the 2001 through 2006 restructuring plans had been completed, except for payments of future rent obligations and the sale of assets classified as held for sale. The remaining excess facility costs are stated at estimated fair value, net of estimated sublease income. We expect to pay remaining obligations in connection with vacated facilities no later than the expiration dates of the lease terms, which expire on various dates through 2017.
Note 7. Long-Term Obligations
As of June 30, 2007, we had long-term borrowings of $131.0 million, denominated in Euros and Swiss francs. The weighted-average interest rate on these borrowings was 4.1% as of June 30, 2007. Substantially all borrowings are secured by cash or marketable securities on deposit and are due and payable on or before June 25, 2009. Amounts to secure these borrowings are included within restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets.
Note 8. Other Income, Net
The components of other income, net within the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)
Other income	$3,588	$640	$5,019	$1,157
Other expense	—	(12)	(103)	(271)
Foreign currency gain, net	2,591	1,815	4,400	2,604

Total other income, net	$6,179	$2,443	$9,316	$3,490

Note 9. Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)
Net income	$57,345	$52,705	$111,128	$77,422
Other comprehensive income:
Foreign currency translation adjustments	(752)	(760)	(330)	968
Unrealized gain (loss) on short-term investments	(886)	869	(1,121)	2,032
Unrealized gain (loss) on derivative instruments	4,781	(1,856)	2,134	(1,815)
Unrealized gain on minimum pension liability adjustment	11	—	7	—

Comprehensive income	$60,499	$50,958	$111,818	$78,607

The components of accumulated other comprehensive income are as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
Foreign currency translation adjustments	$3,248	$3,578
Unrealized gain (loss) on short-term investments	(897)	224
Unrealized gain (loss) on derivative instruments	1,805	(329)
Unrealized loss on minimum pension liability adjustment	(871)	(878)

Accumulated other comprehensive income	$3,285	$2,595

Note 10. Litigation
Linear Technology Corporation
In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages), declaratory relief and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition and breach of warranty. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, arguing that some claims should be dismissed for lack of subject matter jurisdiction and others should be dismissed for failure to state a cause of action. The Superior Court granted the demurrer, without leave to amend, on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order and the appeal was heard on April 19, 2007. On June 18, 2007, the Court of Appeal issued its ruling, affirming in part and reversing in part the judgment of the trial court. The Court of Appeal affirmed the trial court’s judgment with respect to the claims for fraud and unfair competition. Accordingly, absent review by the California Supreme Court, Linear should not be able to proceed on these claims. The Court of Appeal reversed the ruling of the Superior Court as to the other claims, finding that the Superior Court had erred in concluding that it lacked subject matter jurisdiction over these claims. As a result, Novellus could face potential liability on these remaining claims. Novellus retains the ability to assert defenses against these claims, and we cannot predict the ultimate outcome of this case. Nor can we estimate a range of potential loss, if any. However, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.
Derivative Litigation
On May 31, 2006, a complaint titled “Joshua Teitelbaum, in the right of and for the benefit of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, D. James Guzy, Tom Long, Robert H. Smith, Neil R. Bonke, Youssef A. El-Mansy, J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert A. Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court for the Northern District of California. The complaint alleged that our practices in connection with certain stock option grants to executives caused a diversion of assets from Novellus to the executives and caused us to make false and misleading statements to the Securities and Exchange Commission (SEC). The complaint also alleged, among other things, violations of sections 10(b) and 14(a) of the Securities Exchange Act of 1934 (Exchange Act), a breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, and unjust enrichment. The complaint sought unspecified monetary damages and other relief against the defendants. On June 21, 2006, a separate complaint titled “Alaska Electrical Pension Fund, on behalf of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, William H. Kurtz, Neil R. Bonke, Youssef A. El-Mansy,

J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court for the Northern District of California with similar allegations. The complaints sought unspecified monetary damages and other relief against the defendants. The two complaints were consolidated on September 8, 2006. The plaintiffs filed an amended, consolidated complaint on December 8, 2006. Novellus and the individual defendants filed motions to dismiss on January 19, 2007.
At a hearing on March 23, 2007, the court dismissed the plaintiffs’ complaint with leave to amend by May 3, 2007. On May 2, 2007, the plaintiffs voluntarily dismissed the case without prejudice. On May 24, 2007, the plaintiffs filed an amended complaint, which the court struck on June 19, 2007. Accordingly, there is currently no pending action with respect to these matters.
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
Note 11. Stock-Based Compensation
Awards under our stock-based compensation plan include incentive stock options, non-statutory stock options and restricted stock awards. Restricted stock awards include restricted stock and restricted stock units that are settled in stock. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. Restricted stock awards generally vest over a three, four, or five-year period, excluding certain awards that vest upon the achievement of specific revenue or shipment performance targets. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows qualified employees to purchase shares of common stock at 85% of the fair market value on specified dates.
Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. Under that transition method, stock-based compensation expense includes: (a) compensation expense for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after January 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123R, we use an accelerated expense attribution method. Results in prior periods have not been restated.
The following table summarizes the stock-based compensation expense for stock options, restricted stock and ESPP included in our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)
	(1)	(2)	(1)	(2)
Cost of sales	$565	$538	$1,075	$846
Selling, general and administrative	5,248	5,590	10,945	11,029
Research and development	3,107	2,664	6,002	5,725

Stock-based compensation expense before income taxes	8,920	8,792	18,022	17,600
Income tax benefit	(2,080)	(3,385)	(4,356)	(6,776)

Total stock-based compensation expense after income taxes	$6,840	$5,407	$13,666	$10,824

(1)	Amounts include amortization expense related to stock options of $5.0 million and $9.9 million, employee stock purchase plan of $0.9 million and $1.4 million, and restricted stock awards of $3.1 million and $6.7 million for the three and six months ended June 30, 2007, respectively.

(2)	Amounts include amortization expense related to stock options of $6.5 million and $12.9 million, employee stock purchase plan of $0.6 million and $1.2 million, and restricted stock awards of $1.7 million and $3.5 million for the three and six months ended July 1, 2006, respectively.
The fair values of stock options and ESPP were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
Options	2007	2006	2007	2006
Risk-free interest rate	4.8%	5.1%	4.8%	4.9%
Volatility	47.3%	49.4%	47.3%	49.2%
Expected term	4.4 years	4.3 years	4.4 years	4.3 years
Dividends	None	None	None	None
Weighted-average fair value at grant date	$13.78	$10.85	$13.86	$11.12

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
ESPP	2007	2006	2007	2006
Risk-free interest rate	5.0%	5.0%	5.1%	5.0%
Volatility	32.5%	32.0%	33.3%	32.0%
Expected term	6 months	6 months	6 months	6 months
Dividends	None	None	None	None
Weighted-average fair value at grant date	$7.59	$6.07	$7.22	$6.07
Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the option.
A summary of stock option activity during the six months ended June 30, 2007 is as follows:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in Years)	Intrinsic Value
	(In thousands)			(In thousands)
Outstanding as of December 31, 2006	22,899	$32.16	6.23	$102,527

Grants	351	31.12
Exercises	(932)	25.55
Forfeitures or expirations	(769)	35.04

Outstanding as of June 30, 2007	21,549	$32.33	5.82	$23,111

Vested and expected to vest as of June 30, 2007	20,716	$32.44	5.70	$21,988

Exercisable as of June 30, 2007	15,919	$33.56	4.81	$14,711

The aggregate intrinsic value of options outstanding as of June 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 7.0 million shares that had exercise prices that were lower than the market price of our common stock as of June 30, 2007. The total intrinsic value of options exercised, determined as of the date of exercise, was $2.8 million and $0.8 million during the three months ended June 30, 2007 and July 1, 2006, respectively, and $6.8 million and $3.3 million during the six months ended June 30, 2007 and July 1, 2006, respectively. The total cash received from employees as a result of stock option exercises was $10.1 million and $0.7 million during the three months ended June 30, 2007 and July 1, 2006, respectively, and $25.4 million and $5.6 million during the six months ended June 30, 2007 and July 1, 2006, respectively. In connection with these exercises and the disqualification of incentive stock options, we realized a tax benefit of $0.8 million and $0.2 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and $2.0 million and $1.1 million for the six months ended June 30, 2007 and July 1, 2006, respectively. We settle employee stock option exercises with newly issued common shares.

As of June 30, 2007 there was $41.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
A summary of restricted stock award activity during the six months ended June 30, 2007 is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)
Unvested restricted stock awards as of December 31, 2006	1,894	$29.68
Granted	80	31.46
Vested	(47)	25.46
Forfeited	(106)	28.83

Unvested restricted stock awards as of June 30, 2007	1,821	$29.93

As of June 30, 2007, there was $28.0 million of total unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of restricted stock awards that vested during the three months ended June 30, 2007 and July 1, 2006 was $0.9 million and $0.3 million, respectively, and $1.5 million and $1.6 million during the six months ended June 30, 2007 and July 1, 2006, respectively. In connection with the vesting of these awards, we realized a tax benefit of $0.3 million and $0.1 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and $0.6 million and $0.6 million for the six months ended June 30, 2007 and July 1, 2006, respectively. As of June 30, 2007, there were a total of 0.7 million restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not met.
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
Segment information for the periods presented is as follows:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	(In thousands)
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Consolidated	Group	Group	Consolidated
Sales to unaffiliated customers	$380,207	$36,128	$416,335	$744,402	$68,907	$813,309
Operating income	$69,142	$3,583	$72,725	$133,285	$6,849	$140,134

	Three Months Ended July 1, 2006			Six Months Ended July 1, 2006
	(In thousands)
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Consolidated	Group	Group	Consolidated
Sales to unaffiliated customers	$380,333	$29,740	$410,073	$724,425	$51,554	$775,979
Operating income	$71,932	$3,223	$75,155	$100,813	$3,738	$104,551

Note 13. Related Party Transactions
We lease an aircraft from a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expenses of $0.2 million in each of the three-month periods ended June 30, 2007 and July 1, 2006 and $0.3 million and $0.4 million in the six months ended June 30, 2007 and July 1, 2006, respectively.
We recognized aggregate compensation expense of $0.2 million and $0.1 million during the three months ended June 30, 2007 and July 1, 2006, respectively, and $0.3 million in each of the six-month periods ended June 30, 2007 and July 1, 2006 for certain immediate family members of our executive officers employed in non-executive positions.
Historically, we have made secured and unsecured loans to executive officers, vice presidents and other key personnel. Current regulations prohibit company loans to “executive officers,” as defined by the SEC. We have outstanding loans to non-executive vice presidents and other key personnel. As of June 30, 2007 and December 31, 2006, the total outstanding balance of such loans was $1.0 million and $1.5 million, respectively. As of June 30, 2007, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to loans to personnel has not historically been significant.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation: the cyclicality of the semiconductor industry; our anticipation to reclassify the net gain from OCI to earnings within the next 12 months; our anticipation that the amount of unrecognized tax benefits will not significantly increase or decrease within the next 12 months; the fact that tax loss and credit carryforwards for fiscal years 2001 through 2003 could also be subject to federal tax examination; our expectation that the foreign currency forward exchange contracts we enter into will substantially offset the remeasurement gain or loss on corresponding intercompany balances; our estimated amortization expense for currently recognized identifiable intangible assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively; our expectation to sell certain remaining facilities under the restructuring plan within one year; our expectation to pay remaining obligations in connection with vacated facilities no later than the lease terms, which expire on various dates through 2017; our goal to use our expertise to increase our market share and strengthen our position as a leading supplier of semiconductor process equipment; our endeavor to provide our customers with highly reliable products; our efforts to continue to deliver innovative products; our expectation that net orders will continue to vary; our belief that there is strong underlying demand in the semiconductor industry over the long term; our expectation that a reduction in executive salaries and planned shutdowns during the third and fourth quarter will reduce operating expenses by approximately $4.0 million in the third quarter 2007; our expectation to incur approximately $1.0 million in restructuring costs throughout the second half of 2007; our belief that significant additional growth potential exists in the Asia region over the long term; our continued outsourcing of manufacturing functions; our continued belief that we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our research and development and warranty costs is required to maintain or capture a position in the market; our belief that significant investment in research and development is required to remain competitive; our plan to continue to invest in new products and enhancement of our current product lines; our belief that most of our deferred tax assets will be realized due to anticipated future income; our expectation to recognize $41.9 million of total unrecognized compensation related to unvested stock options over a weighted-average period of 2.4 years; our expectation to recognize $28.0 million of total unrecognized compensation related to restricted stock awards over a weighted-average period of 1.9 years; the fact that 0.7 million restricted stock awards subject to performance conditions may result in forfeiture if the performance conditions are not realized; the fact that we do not anticipate paying any cash dividends in the foreseeable future; our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the derivative litigation matters are without merit and that our stock option administrative practices do not require any material financial statement adjustment; our belief that the ultimate outcome of actions that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; our expectation that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future; our expectation to use the proceeds from certain credit agreements for working capital and other general corporate purposes, including the repurchase of shares; our expectation to repurchase shares from time to time in the open market, through block shares or otherwise.
Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: unanticipated trends with respect to the cyclicality of the semiconductor industry; inability to accurately assess demand in the semiconductor industry over the long term; inability to realize reductions in operating expenses during the third quarter by reducing executive salaries and completing planned shutdowns during the third and fourth quarter; inaccuracies regarding growth potential in the Asia region over the long term; unanticipated difficulties in implementing and inability to realize savings from our restructuring plans; sustained decrease in or leveling off of customer demand; inability to accurately assess any potential increase or decrease of unrecognized tax benefits during the next 12 months; inability to accurately predict the consequences of any federal tax examination of the Company’s tax loss and credit carryforwards; inability to accurately assess the ability of certain foreign currency forward exchange contracts to offset remeasurement gains and losses; inability to accurately assess the period in which the Company can recognize unrecognized compensation related to unvested stock options and restricted stock awards; inability of the Company to meet certain performance conditions that may result in forfeiture of certain restricted stock awards; inability to anticipate cyclical changes in customers’ capacity utilization and demand; the negative impact of higher cost of services on gross margins; inability to realize efficiencies from outsourcing; inability to invest in research and development of existing and new product lines; inability to timely introduce new and enhanced products in order to remain competitive; inability to accurately assess the changing product needs of our customers; loss of a major customer; the need to seek new customers and diversify our customer base; unanticipated need for additional liquid assets in the next 12 months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition, results of operations or material adjustment to our financial statements; inherent uncertainty in the outcome of litigation matters; and our potential inability to enforce our patents and protect our trade secrets; unanticipated limitations on the use of proceeds from certain credit agreements including limtations on the ability of the Company to repurchase shares in the open market.
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

Overview of Our Business and Industry
Novellus Systems, Inc. is a California corporation organized in 1984 that develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, which are commonly called chips or semiconductors. The customers for our products manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties.
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
We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income and net income per share are the primary measures we use to monitor performance, although, we also use certain non-GAAP measures, such as shipments and net orders, to assess business trends and performance. Net orders, which are also referred to as bookings, are also used to forecast and plan future operations. Net orders consist of current period orders less current period cancellations. We do not report orders for systems with delivery dates greater than 12 months after receipt of the order.
The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2007		2006
	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$416,335	$396,974	$438,505	$444,032	$410,073	$365,906
Gross profit	$208,110	$194,909	$225,520	$226,525	$204,764	$167,540
Income before cumulative effect of a change in accounting principle	$57,345	$53,783	$42,574	$70,020	$52,705	$23,769
Net income	$57,345	$53,783	$42,574	$70,020	$52,705	$24,717
Diluted net income per share before cumulative effect of a change in accounting principle	$0.45	$0.42	$0.34	$0.57	$0.42	$0.18
Diluted net income per share	$0.45	$0.42	$0.34	$0.57	$0.42	$0.19
Shipments	$436,382	$389,052	$390,151	$414,213	$457,320	$354,160
Change in shipments from prior quarter	12%	(0)%	(6)%	(9)%	29%	12%
Net orders	$332,201	$412,219	$441,620	$470,322	$457,545	$416,770
Change in net orders from prior quarter	(19)%	(7)%	(6)%	3%	10%	19%
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
The decrease in net orders during the last three quarters is the result of weakening semiconductor industry demand caused primarily by overcapacity. We believe there is strong underlying demand in the industry over the long term. However, capacity may continue to outpace demand through 2007. We have taken preemptive actions to reduce expenses in the second half of 2007, including a reduction of executive salaries and planned shutdowns during the third and fourth quarters, which are expected to reduce operating expenses by approximately $4.0 million in the third quarter 2007. These savings will be offset by approximately $1.0 million of restructuring costs we expect to incur throughout the second half of 2007.

Results of Operations
Net Sales

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands)
Semiconductor Group	$380,207	$364,195	$380,333	$744,402	$724,425
Industrial Applications Group	36,128	32,779	29,740	68,907	51,554

Net sales	$416,335	$396,974	$410,073	$813,309	$775,979
The increase in net sales both sequentially and year over year is correlated to shipments in the current period, previously reported shipments and timing of customer acceptance. Deferred revenue at the end of the second quarter 2007 was $107.9 million an increase of $18.5 million or 20.7% from $89.4 million at the end of the first quarter 2007. Net sales increased in the second quarter 2007 over the first quarter 2007 and in the six months ended June 30, 2007 over the same period in the prior year primarily due to increased shipments and improved product mix.
Industrial Applications Group net sales are up sequentially and year over year due to improved performance in the business and favorable exchange rate fluctuations. The functional currency of the Industrial Applications Group is primarily the Euro. Changes in the exchange rate increased net sales by 6% from the second quarter 2006 to the second quarter 2007 and 8% for the six months ended June 30, 2007 over the same period in the prior year.
Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2007	July 1, 2006	June 30, 2007	July 1, 2006
North America	29%	22%	29%	26%	31%
Europe	6%	7%	9%	6%	8%
Asia	65%	71%	62%	68%	61%
A significant portion of our net sales is generated in Asia, primarily because a substantial portion of the world’s semiconductor manufacturing capacity is located there. We consider the Asia region to include Korea, Japan, Singapore, Malaysia, China and Taiwan. In the fourth quarter 2006, we established, in Singapore, our new international headquarters for sales, which more closely aligns our operational structure with our customer base. We plan to continue to focus on expanding our market presence in Asia, as we believe that significant additional growth potential exists in this region over the long term.
Gross Profit

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(Dollars in thousands)
Gross profit	$208,110	$194,909	$204,764	$403,019	$372,304
Gross margin	50%	49%	50%	50%	48%
Gross margin increased in the second quarter 2007 over the first quarter 2007 and in the six months ended June 30, 2007 over the same period in the prior year due to a favorable change in the mix of products sold. Gross margin remained consistent in the second quarter 2007 as compared to the second quarter 2006.
Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(Dollars in thousands)
SG&A expense	$72,011	$67,100	$66,311	$139,111	$124,793
% of net sales	17%	17%	16%	17%	16%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.
SG&A expense increased in absolute dollars in the second quarter 2007 from the first quarter 2007 primarily due to employee compensation costs of $2.8 million, including merit pay increases and profit sharing, and costs related to the implementation of our global business structure. The increase in SG&A expense, in absolute dollars and as a percentage of sales, in the second quarter 2007 and the six months ended June 30, 2007 over the same periods in the prior year is primarily due to increases in employee compensation costs resulting from headcount additions to support sales volume and customer service and, to a lesser extent, implementation costs of our global business structure.
Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(Dollars in thousands)
R&D expense	$63,374	$60,400	$63,298	$123,774	$127,081
% of net sales	15%	15%	15%	15%	16%
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
R&D expense remained constant as a percentage of sales in the second quarter 2007 compared to the first quarter 2007 and compared to the second quarter 2006. R&D expense increased in absolute dollars in the second quarter 2007 over the first quarter 2007 due to increased spending tied to key product releases. In absolute dollars and as a percentage of sales, R&D expense is lower in the six months ended June 30, 2007, compared to the same period in 2006, primarily due to lower depreciation and related facility costs due to restructuring.
Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(Dollars in thousands)
Interest and other income, net	$14,597	$11,107	$7,611	$25,704	$13,690
% of net sales	4%	3%	2%	3%	2%
Interest and other income, net, includes interest income, interest expense and other non-operating items. The increase in interest and other income, net in the second quarter 2007 over the first quarter 2007 is primarily due to increased interest income and gains on foreign currency transactions. The increase for the second quarter 2007 and for the six months ended June 30, 2007 over the same periods in the prior year is substantially due to an increase in interest income due to higher balances of cash and short-term investments and higher yields on those interest-bearing investments and gains on foreign currency transactions.
Income Taxes
Our effective tax rate was 34.3%, 31.5% and 36.3% for the three months ended June 30, 2007, March 31, 2007 and July 1, 2006, respectively. Our effective tax rate was 33.0% and 35.3% for the six months ended June 30, 2007 and July 1, 2006, respectively. The increase in the effective tax rate in the second quarter 2007 as compared to the first quarter 2007 is due to a change in mix of international versus domestic income resulting from a change in forecast for the year. The lower effective tax rate for the three and six months ended June 30, 2007 as compared to the same periods in 2006 results primarily from reduced taxes on foreign income following the implementation of a new global business structure, increased benefit from tax-exempt interest income and from the federal research and development credit. Our future effective income tax rate depends on various factors, such as our profits

(losses) before taxes, tax legislation, the geographic composition of pre-tax income, and non-deductible expenses incurred in connection with acquisitions.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of inventory, valuation of goodwill and other intangible assets, valuation of deferred tax assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, measurement of stock-based compensation expense and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in our critical accounting policies or estimates since the end of fiscal 2006.
Liquidity and Capital Resources
We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of liquidity as of June 30, 2007 consisted of $866.3 million of cash, cash equivalents and short-term investments. This amount represents an increase of $13.0 million from $853.3 million as of December 31, 2006.
Net cash provided by operating activities during the six months ended June 30, 2007 was $67.4 million. This amount consisted primarily of $111.1 million provided by net income, adjusted for non-cash items of $71.4 million and decreases in working capital accounts of $115.1 million. Accounts receivable increased by $112.1 million as a result of higher shipments in the second quarter 2007, as compared to the fourth quarter 2006, and because of extended payment terms for certain transactions. Inventory levels were higher than at year end, by $33.9 million, to meet current and forecasted shipment demands.
Net cash used in investing activities during the six months ended June 30, 2007 was $28.2 million, which consisted primarily of net purchases of short-term investments of $3.6 million and capital expenditures of $20.5 million. As of June 30, 2007, we had no significant commitments to purchase property or equipment.
Net cash used in financing activities during the six months ended June 30, 2007 was $28.2 million. This amount consisted primarily of repurchases of common stock of $56.8 million, offset by proceeds from employee stock compensation plans of $29.9 million.
In December 2006, we entered into a credit agreement with certain lenders (the Agreement), which established a senior unsecured five-year revolving credit line with an aggregate committed amount of $150.0 million with the option to increase the total line by up to an additional $100.0 million under certain circumstances. We expect to use the proceeds for working capital and other general corporate purposes, including the repurchase of shares. The Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, and events of default, which are subject to various exceptions and qualifications. We were in compliance with these covenants as of June 30, 2007. No amounts had been borrowed under the Agreement as of June 30, 2007.
During 2004, we entered into a credit arrangement denominated in Euros to fund the acquisition of Peter Wolters AG and for general corporate purposes. Borrowings as of June 30, 2007 under this credit arrangement were $129.7 million and were secured by cash or short-term investments on deposit, which are included within restricted cash and cash equivalents on our Condensed Consolidated Balance Sheets. All borrowings under this credit arrangement are due and payable on or before June 25, 2009. This credit arrangement requires us to maintain certain financial covenants, with which we were in compliance as of June 30, 2007.
We have available short-term credit facilities with various financial institutions totaling $82.5 million, of which $42.3 million was unutilized as of June 30, 2007. These credit facilities bear interest at various rates, expire on various dates through December 2007 and are used for general corporate purposes. As of June 30, 2007, our subsidiaries had $17.0 million of borrowings outstanding under the short-term lines of credit at a weighted-average interest rate of 1.5%.

Our current available long-term credit facilities, including the long-term credit facilities described above, total $322.6 million, of which $191.7 million was unutilized as of June 30, 2007. These credit facilities bear interest at a weighted-average rate of 4.1% and expire through December 2037. As of June 30, 2007, we had $131.0 million in long-term debt outstanding.
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
ITEM 4: CONTROLS AND PROCEDURES
Quarterly Evaluation of Our Disclosure Controls and Internal Controls
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This control evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that in this section of the Quarterly Report on Form 10-Q, we present the conclusions of the Chief Executive Officer and the Chief Financial Officer about the effectiveness of our disclosure controls and internal controls for financial reporting based on and as of the date of the controls evaluation.
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
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The following identifies the litigation matters for which a material development has occurred during the quarter ended June 30, 2007. For more detailed information on litigation matters outstanding please see Note 10. Litigation in the notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     Linear Technology Corporation
In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages), declaratory relief and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition and breach of warranty. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, arguing that some claims should be dismissed for lack of subject matter jurisdiction and others should be dismissed for failure to state a cause of action. The Superior Court granted the demurrer, without leave to amend, on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order and the appeal was heard on April 19, 2007. On June 18, 2007, the Court of Appeal issued its ruling, affirming in part and reversing in part the judgment of the trial court. The Court of Appeal affirmed the trial court’s judgment with respect to the claims for fraud and unfair competition. Accordingly, absent review by the California Supreme Court, Linear should not be able to proceed on these claims. The Court of Appeal reversed the ruling of the Superior Court as to the other claims, finding that the Superior Court had erred in concluding that it lacked subject matter jurisdiction over these claims. As a result, Novellus could face potential liability on these remaining claims. Novellus retains the ability to assert defenses against these claims, and we cannot predict the ultimate outcome of this case. Nor can we estimate a range of potential loss, if any. However, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.
     Derivative Litigation
On May 31, 2006, a complaint titled “Joshua Teitelbaum, in the right of and for the benefit of Novellus Systems, Inc., v. Richard S. Hill, Jeffrey C. Benzing, D. James Guzy, Tom Long, Robert H. Smith, Neil R. Bonke, Youssef A. El-Mansy, J. David Litster, Yoshio Nishi, Glen G. Possley, Ann D. Rhoads, William R. Spivey and Delbert A. Whitaker, as defendants, and the Company as a Nominal Defendant” was filed in the United States District Court for the Northern District of California. At a hearing on March 23, 2007, the court dismissed the plaintiffs’ complaint with leave to amend by May 3, 2007. On May 2, 2007, the plaintiffs voluntarily dismissed the case without prejudice. On May 24, 2007, the plaintiffs filed an amended complaint, which the court struck on June 19, 2007. Accordingly, there is currently no pending action with respect to these matters.

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
ITEM 1A: RISK FACTORS
Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The risk factor set forth below entitled “We are subject to litigation proceedings that could adversely affect our business” has been updated from the prior statement in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007. The update deletes all reference to the derivative litigation described therein. Additionally, the risk factors “Corporate governance and financial reporting requirements have led and may continue to lead to increased costs and may make it more difficult to attract qualified executive officers and directors,” “We face risks related to the valuation of stock-based compensation,” and “If our outside audit firm does not maintain its independence, we may be unable to meet our regulatory reporting obligations” have been removed from the prior statement of risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.
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
Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that have had a material adverse effect on the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand has accelerated, rendering the global semiconductor industry more volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, and at the same time motivate and retain key employees and maintain a stable management team. Our inventory levels during periods of reduced demand have at times been higher than optimal. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. In the period from 2001 through 2006, we implemented restructuring plans to align our business with fluctuating conditions. Future restructurings may be required to respond to future changes. Net orders, net sales and operating results may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. We experienced an increase in demand in the first quarter of 2006 through the third quarter of 2006, and a decrease in the fourth quarter of 2006 through the second quarter of 2007. We cannot provide any assurance that demand will increase, and as a result, our net sales and operating results may be adversely affected if downturns or slowdowns in the rate of capital investment in the semiconductor industry continue to occur in the future.
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
We outsource the manufacture of most subassemblies, which enables us to focus on performing system design, assembly and testing in-house, thereby minimizing our fixed costs and capital expenditures. Although we make reasonable efforts to ensure that third party providers will perform to our standards, our reliance on suppliers and subcontractors limits our control over quality assurance and delivery schedules. Defects in workmanship, unacceptable yields, manufacturing disruptions and difficulties in obtaining export and import approvals may impair our ability to manage inventory and cause delays in shipments and cancellation of orders that may adversely affect our relationships with current and prospective customers and enable competitors to penetrate our customer accounts. In addition, third party providers may prioritize capacity for larger competitors or increase prices to us, which may adversely affect our profitability and our ability to respond to pricing pressures from competitors and customers.
Our growth and ability to meet customer demands depend in part on our ability to obtain from our suppliers timely deliveries of parts, components and subassemblies for the manufacture and support of our products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may be obtained only from a single source or from limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us or from a small group of companies in the semiconductor industry. Our supply channels may be vulnerable to disruption. Any such disruption to or termination of our supplier relationships may result in a prolonged inability to secure adequate supplies at reasonable prices or of acceptable quality, and may adversely affect our ability to bring new products to market and deliver them to customers in a timely manner. As a result, our revenues and operations may be harmed.
The loss of key employees could harm our business and operations.
Our employees are extremely important to our success and our key management, engineering and other employees may be difficult to replace. The expansion of high technology companies has increased demand and competition for qualified personnel. If we are unable to retain key personnel, or to attract, assimilate and retain additional highly qualified employees to meet our needs in the future, our business and operations could be harmed.

We face risks related to concentration of net sales.
We sell to a limited number of customers, and we expect that sales to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. Although the composition of the group comprising our largest customers varies from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, as well as economic or competitive conditions in the semiconductor industry, could materially and adversely affect our business, financial condition or results of operations.
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
We enter into foreign currency forward exchange contracts to hedge against the short-term impact of currency fluctuations, including forecasted sales transactions denominated in Japanese yen. There is no assurance that our hedging program will be effective. Exchange rate volatility may also increase the cost of our exported products for international customers and inhibit demand.
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
Adverse outcomes in current or future legal disputes regarding patent and intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing or selling our products, or compel us to redesign our products to avoid incorporating third parties’ intellectual property. As a result, our product offerings may be delayed, and we may be unable to meet customers’ requirements in a timely way. Regardless of the merit of any legal disputes, we incur and may be required to incur in the future substantial costs to prosecute or defend our intellectual property rights. Even in the absence of infringement by our products of third parties’ intellectual property rights, we have elected in the past and may in the future elect to seek licenses or enter into settlements to avoid the costs of protracted litigation and the diversion of resources and management attention. However, if the terms of settlements entered into with certain of our competitors are not observed or enforced, we may suffer further costs. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.
Our ability to develop intellectual property depends on hiring, retaining and motivating highly qualified design and engineering staff with the knowledge and technical competence to advance our technology and productivity goals. To protect our trade secrets and proprietary information generally, we have entered into confidentiality or invention assignment agreements with our employees, as well as with consultants and other parties. If these agreements are breached, our remedies may not be sufficient to cover our losses.
Changes in tax rates or liabilities could negatively impact our future results.
We are subject to taxation in the United States and other countries. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in the tax laws. We are also subject to regular examination of our tax returns by the Internal Revenue Service (IRS) and other tax authorities. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. We could face significant future challenges on these transfer pricing issues in one or more jurisdictions. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals. Factors that could cause estimates to be materially different include, but are not limited to:
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Company Securities

			Total
			Number of	Approximate
			Shares	Dollar Value
			Purchased as	of Shares
			Part of	that May yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
April 1, 2007 through May 5, 2007	457,000	$32.38	457,000	$598.5 million
May 6, 2007 through June 2, 2007	842,550	$31.30	842,550	$572.1 million
June 3, 2007 through June 30, 2007	531,149	$29.47	531,149	$556.5 million

Total	1,830,699	$31.04	1,830,699	$556.5 million

All shares were purchased pursuant to publicly announced plans. On February 24, 2004 we announced that our Board of Directors had approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 13, 2007. On September 20, 2004 we announced that our Board of Directors had authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 14, 2009.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Novellus’ Annual Meeting of Shareholders, held on May 11, 2007, the following proposals were voted on by the Shareholders as noted below:
1. Election of Directors.

Name of Nominee	Voted For	Voted Against
Richard S. Hill	104,174,707	2,817,226
Neil R. Bonke	104,855,875	2,136,058
Youssef A. El-Mansy	95,221,128	11,770,805
J. David Litster	95,246,539	11,745,394
Yoshio Nishi	95,210,309	11,781,624
Glen G. Possley	103,508,345	3,483,588
Ann D. Rhoads	104,848,123	2,143,810
William R. Spivey	93,895,067	13,096,866
Delbert A. Whitaker	104,859,763	2,132,170

2. Ratification and approval of the amendment and restatement of Novellus’ 2001 Stock Incentive Plan.

Voted For	Voted Against	Abstain	Broker Non-Votes
66,702,686	24,944,628	942,003	14,402,616
3. Increase in the number of shares issuable pursuant to Novellus’ 1992 Employee Stock Purchase Plan.

Voted For	Voted Against	Abstain	Broker Non-Votes
88,998,692	2,777,416	813,209	14,402,616
4. Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm for Novellus for the fiscal year ending December 31, 2007.

Voted For	Voted Against	Abstain	Broker Non-Votes
103,780,831	2,428,158	782,943	—
ITEM 6: EXHIBITS
(a) Exhibits

*10.4	Novellus’ Amended and Restated 1992 Employee Stock Purchase Plan, as amended and restated.

*10.10	Novellus’ 2001 Stock Incentive Plan, as amended and restated.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 7, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 7, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 7, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 7, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ William H. Kurtz

William H. Kurtz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
August 7, 2007

EXHIBIT INDEX

*10.4	Novellus’ Amended and Restated 1992 Employee Stock Purchase Plan, as amended and restated.

*10.10	Novellus’ 2001 Stock Incentive Plan, as amended and restated.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 7, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 7, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 7, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 7, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.