Form 10-Q
period 2007-09-29
NOVELLUS SYSTEMS INC
filed 2007-11-07
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2007, 116,144,972 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 29, 2007

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Net sales	$393,277	$444,032	$1,206,586	$1,220,011
Cost of sales	198,970	217,507	609,260	621,182

Gross profit	194,307	226,525	597,326	598,829
Operating expenses:
Selling, general and administrative	67,420	67,664	206,531	192,457
Research and development	61,384	60,645	185,158	187,726
Restructuring and other charges	—	—	—	12,629
Legal settlement	—	—	—	3,250

Total operating expenses	128,804	128,309	391,689	396,062

Operating income	65,503	98,216	205,637	202,767
Interest income, net	8,617	6,044	25,005	16,244
Other income, net	316	3,530	9,632	7,020

Interest and other income, net	8,933	9,574	34,637	23,264

Income before provision for income taxes and cumulative effect of a change in accounting principle	74,436	107,790	240,274	226,031
Provision for income taxes	24,725	37,770	79,435	79,537

Income before cumulative effect of a change in accounting principle	49,711	70,020	160,839	146,494
Cumulative effect of a change in accounting principle, net of tax of $594	—	—	—	948

Net income	$49,711	$70,020	$160,839	$147,442

Net income per share:
Basic:
Income before cumulative effect of a change in accounting principle	$0.41	$0.57	$1.31	$1.16
Cumulative effect of a change in accounting principle	—	—	—	0.01

Basic net income per share	$0.41	$0.57	$1.31	$1.17

Diluted:
Income before cumulative effect of a change in accounting principle	$0.41	$0.57	$1.28	$1.15
Cumulative effect of a change in accounting principle	—	—	—	0.01

Diluted net income per share	$0.41	$0.57	$1.28	$1.16

Shares used in basic per share calculations	120,414	122,150	122,730	126,125

Shares used in diluted per share calculations	121,902	123,357	125,244	127,177

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 31,
	2007	2006 *
	(unaudited)
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$105,651	$58,463
Short-term investments	751,811	794,865
Accounts receivable, net	362,259	310,888
Inventories	231,271	198,571
Deferred tax assets, net	69,702	102,266
Assets held for sale	34,043	21,966
Prepaid and other current assets	19,259	18,274

Total current assets	1,573,996	1,505,293
Property and equipment, net	333,733	364,599
Restricted cash and cash equivalents	151,003	143,769
Goodwill	235,753	225,431
Intangible and other assets	124,275	123,400

Total assets	$2,418,760	$2,362,492

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$95,515	$76,406
Accrued payroll and related expenses	69,638	81,836
Accrued warranty	59,337	55,349
Other accrued liabilities	62,335	40,534
Income taxes payable	27,714	38,879
Deferred profit	57,614	41,351
Current obligations under lines of credit	7,685	19,480

Total current liabilities	379,838	353,835
Long-term debt	137,662	127,862
Other non-current liabilities	68,411	46,090

Total liabilities	585,911	527,787
Commitments and contingencies
Shareholders’ equity:
Common stock	1,370,752	1,393,914
Retained earnings	459,471	438,196
Accumulated other comprehensive income	2,626	2,595

Total shareholders’ equity	1,832,849	1,834,705

Total liabilities and shareholders’ equity	$2,418,760	$2,362,492

*	Amounts are derived from the December 31, 2006 audited consolidated financial statements.
See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$160,839	$147,442
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	50	1,834
Non-cash portion of restructuring and other charges	—	10,199
Depreciation and amortization	50,709	53,754
Deferred income taxes	24,479	1,488
Stock-based compensation	28,227	26,257
Tax benefit from stock-based compensation	3,251	18,297
Excess tax benefit from stock-based compensation	(782)	(11,067)
Other-than-temporary impairment of short-term investment	1,763	—
Other non-cash charges, net	2,052	—
Cumulative effect of a change in accounting principle	—	(1,542)
Changes in operating assets and liabilities:
Accounts receivable	(48,864)	(11,484)
Inventories	(28,183)	(12,772)
Prepaid and other assets	(2,885)	14,575
Accounts payable	7,930	(2,009)
Accrued payroll and related expenses	(8,828)	18,137
Accrued warranty	3,781	2,764
Other liabilities	19,678	(2,197)
Income taxes payable	6,859	4,422
Deferred profit	15,963	5,710

Net cash provided by operating activities	236,039	263,808

Cash flows from investing activities:
Proceeds from sales of short-term investments	669,945	384,113
Proceeds from maturities of short-term investments	176,380	154,711
Purchases of short-term investments	(807,424)	(505,103)
Capital expenditures	(26,949)	(28,255)
Proceeds from sale of property and equipment	275	626
Increase in restricted cash and cash equivalents	(7,234)	(4,645)
Other investing activities	(339)	(353)

Net cash provided by investing activities	4,654	1,094

Cash flows from financing activities:
Proceeds from employee stock compensation plans	33,777	11,747
Proceeds from (repayments of) lines of credit, net	(11,964)	9,207
Payments on long-term debt	(21)	(6,955)
Repurchases of common stock	(216,893)	(249,864)
Excess tax benefit from stock-based compensation	782	11,067

Net cash used in financing activities	(194,319)	(224,798)

Effects of exchange rate changes on cash and cash equivalents	814	2,992

Net increase in cash and cash equivalents	47,188	43,096
Cash and cash equivalents at the beginning of the period	58,463	40,403

Cash and cash equivalents at the end of the period	$105,651	$83,499

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in Novellus’ Annual Report on Form 10-K for the year ended December 31, 2006. A liability of $7.5 million related to employee termination benefits has been reclassified from other accrued liabilities to other non-current liabilities in the December 31, 2006 Condensed Consolidated Balance Sheet to conform to the current period presentation.
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
Derivatives
To address increasing international growth and related currency risks, we expanded our foreign currency exposure management policy in 2006. Our policy is to enter into foreign currency forward exchange contracts with maturities of less than 12 months to mitigate the impact of currency exchange fluctuations (a) on probable anticipated system sales denominated in Japanese yen; (b) on our net investment in certain foreign subsidiaries; and (c) on existing monetary asset and liability balances denominated in foreign currencies. In accordance with Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), all derivatives are recorded at fair value in either other current assets or other current liabilities. Cash flows from derivative instruments are reported in cash flows from operating activities.
Cash Flow Hedges — We designate and document as cash flow hedges foreign currency forward exchange contracts on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate each hedge’s effectiveness at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot to spot basis to the spot to spot change in the anticipated transaction. The effective change is recorded in Other Comprehensive Income (OCI) until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in net sales as designated at the inception of the forward contract. During the three and nine months ended September 29, 2007, gains of $0.8 million and $2.7 million, respectively, were recorded in net sales due to hedge ineffectiveness. During the three and nine months ended September 30, 2006, gains of $0.6 million and $1.7 million, respectively, were recorded in cost of sales due to hedge ineffectiveness. (In 2006 ineffectiveness was recorded in cost of sales.) In the event it becomes probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated OCI to net sales. During the three months ended June 30, 2007 we reclassified a loss of $0.7 million from OCI into net sales as a result of the discontinuance of hedged anticipated transactions.

The following table summarizes the pre-tax impact of cash flow hedges on OCI during the three and nine months ended September 29, 2007 and September 30, 2006.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)
Balance, beginning of period – gains (losses)	$1,805	$1,820	$(329)	$—
Effective change of cash flow hedges	(4,533)	184	(3,641)	1,955
Reclassification to cost of sales	—	(958)	—	(909)
Reclassification to net sales	(433)	—	809	—

Balance, end of period – gains (losses)	$(3,161)	$1,046	$(3,161)	$1,046

We anticipate reclassifying the net losses recorded as of September 29, 2007 from OCI to earnings within 12 months.
Net Investment Hedges — During the second quarter of 2006, we began to hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. The foreign currency forward exchange contracts used to hedge this exposure are designated and documented as net investment hedges. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective when currency pairs and notional amounts on the forward exchange contracts are properly aligned with the net investment in subsidiaries. Changes in the spot to spot value are recorded as foreign currency translation adjustments within OCI. Ineffectiveness, if any, along with the excluded time value of the forward contracts, is recorded in other income, net, and resulted in gains of $0.1 million and $0.2 million in the three months ended September 29, 2007 and September 30, 2006, respectively, and gains of $0.5 million in each of the nine-month periods ended September 29, 2007 and September 30, 2006. Losses of $0.1 million and $0.4 million were recorded in OCI for net investment hedges during the three months ended September 29, 2007 and September 30, 2006, respectively, and losses of $0.4 million and $1.6 million were recorded in OCI during the nine months ended September 29, 2007 and September 30, 2006, respectively.
Fair Value Hedges — We enter into foreign currency forward exchange contracts to hedge intercompany balances that are denominated in currencies other than the U.S. dollar. The fair value of these contracts is remeasured each period and the corresponding gain or loss is recorded in other income, net. The maturities of these contracts are generally less than 12 months. We do not apply special hedge accounting treatment under SFAS 133 because the gains or losses are recorded in other income, net each period, where they are expected to substantially offset the remeasurement gain or loss on the corresponding intercompany balances. During the three months ended September 29, 2007 and September 30, 2006, gains of $0.3 million and $0.2 million, respectively, were recorded in other income, net, related to these contracts, and during the nine months ended September 29, 2007 and September 30, 2006, gains of $0.2 million and $2.0 million, respectively, were recorded in other income, net, related to these contracts.
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
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), which we adopted effective January 1, 2007. FIN 48 requires that we recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No cumulative adjustment to retained earnings was required upon our adoption of FIN 48. As of January 1, 2007, we had approximately $11.4 million of unrecognized tax benefits. During the three and nine months ended September 29, 2007 unrecognized tax benefits increased by $3.6 million and $10.7 million, respectively, due to tax positions taken in the respective periods. As of September 29, 2007 we had approximately $22.1 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of January 1, 2007 was approximately $0.1 million. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Generally, fiscal years from 2004 forward remain open to examination by federal tax authorities, although the utilization of tax loss and credit carryforwards from fiscal years 2001 through 2003 could also be subject to examination. Most state and foreign jurisdictions have three or four open tax years at any time.

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
Note 2. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards, which include restricted stock and restricted stock units that are settled in our common shares.
Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist primarily of stock options and restricted stock awards.
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income	$49,711	$70,020	$160,839	$147,442

Denominator:
Basic weighted-average shares outstanding	120,414	122,150	122,730	126,125
Dilutive potential common shares	1,488	1,207	2,514	1,052

Diluted weighted-average shares outstanding	121,902	123,357	125,244	127,177

Basic net income per share	$0.41	$0.57	$1.31	$1.17
Diluted net income per share	$0.41	$0.57	$1.28	$1.16
For the three months ended September 29, 2007 and September 30, 2006, 15.4 million and 18.8 million shares, respectively, and for the nine months ended September 29, 2007 and September 30, 2006, 11.0 million and 21.7 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Generally options are considered anti-dilutive when their exercise prices are greater than or equal to the average market value of our common shares during the period of measurement. Restricted stock awards representing 0.7 million and 0.2 million shares for the nine months ended September 29, 2007 and September 30, 2006, respectively, were excluded from the computation of diluted shares outstanding as the shares underlying these awards were subject to performance conditions that had not been met.
Note 3. Inventories
Inventories are stated at the lower of cost on a first-in, first-out basis or market. As of the balance sheet date, inventories consisted of the following:

	September 29,	December 31,
	2007	2006
	(In thousands)
Purchased and spare parts	$160,414	$152,727
Work-in-process	52,534	30,524
Finished goods	18,323	15,320

Total inventories	$231,271	$198,571

Note 4. Goodwill and Intangible Assets
Goodwill
A summary of changes in goodwill during the three and nine months ended September 29, 2007 is as follows:

		Industrial
	Semiconductor	Applications
	Group	Group	Total
	(In thousands)
Balance as of December 31, 2006	$109,059	$116,372	$225,431
Foreign currency translation and other adjustments	1,326	1,819	3,145

Balance as of March 31, 2007	$110,385	$118,191	$228,576
Foreign currency translation	—	1,074	1,074

Balance as of June 30, 2007	$110,385	$119,265	$229,650
Foreign currency translation	—	6,103	6,103

Balance as of September 29, 2007	$110,385	$125,368	$235,753

There have been no significant events or circumstances affecting the valuation of goodwill since the fourth quarter of 2006 when we performed our annual impairment test and concluded no impairment existed.
Intangible Assets
The following tables provide details of our acquired intangible assets:

	Weighted
	Average
	Amortization		Accumulated
September 29, 2007	Period	Gross	Amortization	Net
	(Years)		(In thousands)
Patents and other intangibles	12	$16,656	$(1,318)	$15,338
Developed technology	6	29,806	(20,647)	9,159
Tradename	10	7,178	(2,333)	4,845

Total	8	$53,640	$(24,298)	$29,342

	Weighted
	Average
	Amortization		Accumulated
December 31, 2006	Period	Gross	Amortization	Net
	(Years)		(In thousands)
Patents and other intangibles	11	$20,707	$(2,164)	$18,543
Developed technology	6	28,995	(16,555)	12,440
Tradename	10	6,663	(1,666)	4,997

Total	8	$56,365	$(20,385)	$35,980

Our estimated amortization expense for currently recognized identifiable intangible assets is approximately $6.9 million, $4.3 million, $3.1 million, $2.1 million and $2.1 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively. As of September 29, 2007, we had no identifiable intangible assets with indefinite lives.
Note 5. Product Warranty
We record the estimated cost of warranty as a component of cost of sales upon system shipment. The estimated cost for a specific product is determined by the warranty term and the estimated labor and material costs for that product. Should actual labor costs, product failure rates or material usage differ from the estimate, revisions to the estimated warranty liability may be required. We review actual labor rates on an annual basis and product failure rates and material usage on a quarterly basis and adjust the warranty liability as necessary. Changes in the accrued warranty liability were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)
Balance, beginning of period	$58,650	$60,083	$55,349	$54,553
Warranties issued	18,992	20,488	61,888	65,274
Settlements	(18,199)	(20,731)	(57,928)	(61,726)
Net changes in liability for pre-existing warranties, including expirations	(106)	(2,320)	28	(581)

Balance, end of period	$59,337	$57,520	$59,337	$57,520

Note 6. Restructuring and Other Charges
In an effort to consolidate operations, streamline our product offerings and align manufacturing operations with current business conditions we implemented several restructuring plans starting in 2001.
During the first quarter of 2006, we implemented a restructuring plan to dispose of certain owned facilities in San Jose, California. However, because the anticipated period to close the sale of these assets was in excess of one year, they did not qualify as assets held for sale at that time. We considered the change in planned use of the facilities as an indicator of impairment and determined that two of the properties were impaired. We recorded impairment charges of $8.9 million in the three months ended April 1, 2006 to write these two facilities down to their estimated fair value. The other properties are not impaired. During the third quarter of 2006 and the first quarter of 2007, certain facilities were reclassified under this restructuring plan as assets held for sale. As of September 29, 2007 we have not sold any of the aforementioned facilities classified as held for sale because of unexpected delays in the sale process. We have addressed these issues and expect to sell these facilities in the near term, and therefore, we continue to present them as assets held for sale.
Net charges of $3.7 million were also recorded in the nine months ended September 30, 2006 related to our restructuring plan to relocate operations from Chandler, Arizona to San Jose, California and Tualatin, Oregon.
The charges discussed above are included in restructuring and other charges in the Condensed Consolidated Statements of Operations and are related to the Semiconductor Group (see Note 12. Operating Segments).
The following table summarizes our facilities restructuring activity for the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)
Balance, beginning of period	$15,700	$25,880	$17,503	$27,239
Restructuring charges	—	—	—	6,235
Non-cash adjustment	—	—	—	1,161
Adjustment of prior restructuring costs	—	—	—	(3,856)
Cash payments	(1,248)	(2,687)	(3,051)	(7,586)

Balance, end of period	$14,452	$23,193	$14,452	$23,193

As of September 29, 2007, substantially all actions under the 2001 through 2006 restructuring plans had been completed, except for payments of future rent obligations and the sale of assets classified as held for sale. The remaining excess facility costs are stated at estimated fair value, net of estimated sublease income. We expect to pay remaining obligations in connection with vacated facilities no later than the expiration dates of the lease terms, which expire on various dates through 2017.
Note 7. Long-Term Obligations
As of September 29, 2007, we had long-term borrowings of $137.7 million, denominated in Euros and Swiss francs. The weighted-average interest rate on these borrowings was 4.9% as of September 29, 2007. Substantially all borrowings are secured by cash or marketable securities on deposit and are due and payable on or before June 25, 2009. Amounts to secure these borrowings are included within restricted cash and cash equivalents on the Condensed Consolidated Balance Sheets.
Note 8. Other Income, Net
The components of other income, net within the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)
Other income	$2,723	$1,926	$7,742	$3,083
Other expense	(426)	(292)	(529)	(563)
Other-than-temporary impairment of short-term investment	(1,763)	—	(1,763)	—
Foreign currency gain, net	(218)	1,896	4,182	4,500

Total other income, net	$316	$3,530	$9,632	$7,020

Note 9. Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(In thousands)
Net income	$49,711	$70,020	$160,839	$147,442
Other comprehensive income:
Foreign currency translation adjustments	3,568	2,631	3,238	3,599
Unrealized gain (loss) on short-term investments	783	120	(338)	2,152
Unrealized gain (loss) on derivative instruments	(4,966)	769	(2,832)	(1,046)
Unrealized loss on minimum pension liability adjustment	(44)	—	(37)	—

Comprehensive income	$49,052	$73,540	$160,870	$152,147

The components of accumulated other comprehensive income are as follows:

	September 29,	December 31,
	2007	2006
	(In thousands)
Foreign currency translation adjustments	$6,816	$3,578
Unrealized gain (loss) on short-term investments	(114)	224
Unrealized loss on derivative instruments	(3,161)	(329)
Unrealized loss on minimum pension liability adjustment	(915)	(878)

Accumulated other comprehensive income	$2,626	$2,595

Note 10. Litigation
Linear Technology Corporation
In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages), declaratory relief and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition and breach of warranty. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, arguing that some claims should be dismissed for lack of subject matter jurisdiction and others should be dismissed for failure to state a cause of action. The Superior Court granted the demurrer, without leave to amend, on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order and the appeal was heard on April 19, 2007. On June 18, 2007, the Court of Appeal issued its ruling, affirming in part and reversing in part the judgment of the trial court. The Court of Appeal affirmed the trial court’s judgment with respect to the claims for fraud and unfair competition, but reversed the trial court’s judgment with respect to the breach of contract and breach of warranty claims, finding that the Superior Court had erred in concluding that it lacked subject matter jurisdiction over these claims. On October 19, 2007 the California Supreme Court decided not to review the judgment of the Court of Appeal. As a result, Novellus expects to litigate these claims in the Superior Court. This ruling does not affect the substance of any non-jurisdictional defenses that Novellus may assert to Linear’s claims. At this time, we cannot predict the ultimate outcome of this case, nor can we estimate a range of potential loss, if any. However, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.
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
Note 11. Stock-Based Compensation
Prior to 2007, we had several stock plans that provided for grants of equity instruments to our employees and non-employee directors. Effective February 2007 and May 2007, the Board of Directors and shareholders, respectively, approved the amended and restated 2001 Stock Incentive Plan (the “Plan”) to increase the number of shares available and to consolidate all stock plans into a single plan. Awards under the Plan include incentive stock options, non-statutory stock options and restricted stock awards. Restricted stock awards include restricted stock and restricted stock units that are settled in our common stock. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. Restricted stock awards generally vest over three, four, or five-year periods, excluding certain awards that vest upon the achievement of specific revenue or shipment performance targets.
We also have an Employee Stock Purchase Plan (ESPP) that allows qualified employees to purchase shares of common stock at 85% of the fair market value on specified dates.
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
The following table summarizes the stock-based compensation expense for stock options, restricted stock and ESPP included in our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)
	(1)	(2)	(1)	(2)
Cost of sales	$543	$400	$1,619	$1,246
Selling, general and administrative	6,674	5,516	17,619	16,545
Research and development	2,987	2,741	8,989	8,466

Stock-based compensation expense before income taxes	10,204	8,657	28,227	26,257
Income tax benefit	(3,449)	(3,333)	(7,805)	(10,109)

Total stock-based compensation expense after income taxes	$6,755	$5,324	$20,422	$16,148

(1)	Amounts include amortization expense related to stock options of $5.4 million and $15.3 million, employee stock purchase plan of $0.8 million and $2.2 million, and restricted stock awards of $4.0 million and $10.7 million for the three and nine months ended September 29, 2007, respectively.

(2)	Amounts include amortization expense related to stock options of $6.3 million and $19.2 million, employee stock purchase plan of $0.5 million and $1.7 million, and restricted stock awards of $1.7 million and $5.2 million for the three and nine months ended September 30, 2006, respectively.
The fair values of stock options and ESPP were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
Options	2007	2006	2007	2006
Risk-free interest rate	4.6%	4.9%	4.7%	4.9%
Volatility	48.6%	49.9%	47.6%	49.5%
Expected term	4.4 years	4.3 years	4.4 years	4.3 years
Dividends	None	None	None	None
Weighted-average fair value at grant date	$13.39	$11.30	$13.76	$11.20

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
ESPP	2007	2006	2007	2006
Risk-free interest rate	5.0%	5.0%	5.0%	5.0%
Volatility	31.6%	32.0%	32.6%	32.0%
Expected term	6 months	6 months	6 months	6 months
Dividends	None	None	None	None
Weighted-average fair value at grant date	$7.98	$6.07	$7.51	$6.07
Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the option.
A summary of stock option activity during the nine months ended September 29, 2007 is as follows:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in Years)	Intrinsic Value
	(In thousands)			(In thousands)
Outstanding as of December 31, 2006	22,899	$32.16	6.23	$102,527

Grants	449	30.85
Exercises	(1,081)	25.31
Forfeitures or expirations	(1,106)	34.51

Outstanding as of September 29, 2007	21,161	$32.36	5.58	$15,306

Vested and expected to vest as of September 29, 2007	20,465	$32.45	5.47	$14,719

Exercisable as of September 29, 2007	15,788	$33.53	4.60	$10,390

The aggregate intrinsic value of options outstanding as of September 29, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 4.9 million shares that had exercise prices that were lower than the market price of our common stock as of September 29, 2007. The total intrinsic value of options exercised, determined as of the date of exercise, was $1.1 million and $1.6 million during the three months ended September 29, 2007 and September 30, 2006, respectively, and $7.9 million and $4.9 million during the nine months ended September 29, 2007 and September 30, 2006, respectively. The total cash received from employees as a result of stock option exercises was $3.7 million and $2.2 million during the three months ended September 29, 2007 and September 30, 2006, respectively, and $29.1 million and $7.9 million during the nine months ended September 29, 2007 and September 30, 2006, respectively. In connection with these exercises and the disqualification of incentive stock options, we realized tax benefits of $0.4 million and $0.5 million for the three months ended September 29, 2007 and September 30, 2006, respectively, and $2.4 million and $1.7 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. We settle employee stock option exercises with newly issued common shares.
As of September 29, 2007 there was $37.3 million of unrecognized compensation cost related to unvested stock options, of which $5.2 million, $15.4 million, $9.9 million, $6.5 million, and $0.3 million is expected to be recognized in 2007, 2008, 2009, 2010, and 2011, respectively.
A summary of restricted stock award activity during the nine months ended September 29, 2007 is as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)
Unvested restricted stock awards as of December 31, 2006	1,894	$29.68
Granted	89	31.22
Vested	(57)	25.60
Forfeited	(150)	29.25

Unvested restricted stock awards as of September 29, 2007	1,776	$29.94

As of September 29, 2007 there was $24.2 million of unrecognized compensation cost related to restricted stock awards, of which $3.8 million, $14.1 million, $5.3 million, $0.9 million, and $0.1 million is expected to be recognized in 2007, 2008, 2009, 2010, and 2011, respectively.  The total fair value of restricted stock awards that vested in each of the three month periods ended September 29, 2007 and September 30, 2006 was $0.3 million and the fair value of restricted stock awards that vested in each of the nine month periods ended September 29, 2007 and September 30, 2006 was $1.8 million. In connection with the vesting of these awards, we realized tax benefits of $0.1 million for the three months ended September 30, 2006, and $0.6 million and $0.7 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. No tax benefit was realized for the three months ended September 29, 2007. As of September 29, 2007, there were a total of 0.7 million restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not met.
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
Segment information for the periods presented is as follows:

	Three Months Ended September 29, 2007			Nine Months Ended September 29, 2007
	(In thousands)
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Consolidated	Group	Group	Consolidated
Sales to unaffiliated customers	$348,625	$44,652	$393,277	$1,093,027	$113,559	$1,206,586
Operating income	$58,855	$6,648	$65,503	$192,139	$13,498	$205,637

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
(In thousands)
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Consolidated	Group	Group	Consolidated
Sales to unaffiliated customers	$418,055	$25,977	$444,032	$1,142,480	$77,531	$1,220,011
Operating income	$96,549	$1,667	$98,216	$197,362	$5,405	$202,767

	September 29, 2007			December 31, 2006
(In thousands)
		Industrial			Industrial
	Semiconductor	Applications		Semiconductor	Applications
	Group	Group	Consolidated	Group	Group	Consolidated
Total assets	$2,157,509	$261,251	$2,418,760	$2,152,651	$209,841	$2,362,492
Note 13. Related Party Transactions
We lease an aircraft from a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expenses of $0.2 million in each of the three-month periods ended September 29, 2007 and September 30, 2006 and $0.5 million and $0.6 million in the nine months ended September 29, 2007 and September 30, 2006, respectively.
We recognized aggregate compensation expense of $0.1 million during each of the three months ended September 29, 2007 and September 30, 2006, and $0.4 million during each of the nine month periods ended September 29, 2007 and September 30, 2006 for certain immediate family members of our executive officers employed in non-executive positions.
Current regulations prohibit company loans to “executive officers,” as defined by the SEC. We have outstanding loans to non-executive vice presidents and other key personnel. As of September 29, 2007 and December 31, 2006, the total outstanding balance of such loans was $1.0 million and $1.5 million, respectively. As of September 29, 2007, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to loans to personnel has not historically been significant.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation: the cyclicality of the semiconductor industry; our anticipation to reclassify net losses recorded as of September 29, 2007 from OCI to earnings within the next twelve months; our anticipation that the amount of unrecognized tax benefits will not significantly increase or decrease within the next twelve months; the possibility that tax loss and credit carryforwards for fiscal years 2001 through 2003 could be subject to federal tax examination; our expectation that the foreign currency forward exchange contracts we enter into will substantially offset the remeasurement gain or loss on corresponding intercompany balances; our estimated amortization expense for currently recognized identifiable intangible assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively; our expectation that we will sell certain remaining facilities under the restructuring plan in the near term; our expectation that the remaining obligations in connection with vacated facilities will be satisfied no later than the lease terms, which expire on various dates through 2017; our expectation to litigate the Linear Technology claims in the California Superior Court; our efforts to continue to deliver innovative products; our expectation that net orders will continue to vary; our belief that there is strong underlying demand in the semiconductor industry over the long term; our belief that significant additional growth potential exists in the Asia region over the long term; our continued outsourcing of manufacturing functions; our belief that we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our research and development and warranty costs is required to maintain or capture a position in the market; our belief that significant investment in research and development is required to remain competitive; our plan to continue to invest in new products and enhancement of our current product lines; our belief that most of our deferred tax assets will be realized due to anticipated future income; our expectation that $37.3 million of unrecognized compensation related to unvested stock options, of which $5.2 million, $15.4 million, $9.9 million, $6.5 million and $0.3 million will be recognized in 2007, 2008, 2009, 2010 and 2011, respectively; our expectation that $24.2 million of unrecognized compensation cost related to restricted stock awards, of which $3.8 million, $14.1 million, $5.3 million, $0.9 million and $0.1 million will be recognized in 2007, 2008, 2009, 2010 and 2011, respectively; the possibility that 0.7 million shares of restricted stock awards subject to performance conditions will be forfeited if the performance conditions are not realized; our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcome of actions that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; our expectation that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future; our expectation to use the proceeds from certain credit agreements for working capital and other general corporate purposes, including the repurchase of shares; our expectation to repurchase shares from time to time in the open market, through block shares or otherwise.
Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: unanticipated trends with respect to the cyclicality of the semiconductor industry; inability to accurately assess demand in the semiconductor industry over the long term; inaccuracies regarding growth potential in the Asia region over the long term; unanticipated difficulties in implementing and inability to realize savings from our restructuring plans; sustained decrease in or leveling off of customer demand; inability to accurately assess any potential increase or decrease of unrecognized tax benefits during the next twelve months; inability to predict the forum where the Company will need to litigate the Linear Technology claims; inability to accurately predict the consequences of any federal tax examination of the Company’s tax loss and credit carryforwards; inability to accurately assess the ability of certain foreign currency forward exchange contracts to offset remeasurement gains and losses; inability to accurately assess the period in which the Company can recognize unrecognized compensation related to unvested stock options and restricted stock awards; inability of the Company to meet certain performance conditions that may result in forfeiture of certain restricted stock awards; inability to anticipate cyclical changes in customers’ capacity utilization and demand; the negative impact of higher cost of services on gross margins; inability to realize efficiencies from outsourcing; inability to invest in research and development of existing and new product lines; inability to introduce new and enhanced products in a timely way in order to remain competitive; inability to accurately assess the changing product needs of our customers; loss of a major customer; the need to seek new customers and diversify our customer base; unanticipated need for additional liquid assets in the next twelve months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition, results of operations or material adjustment to our financial statements; inherent uncertainty in the outcome of litigation matters; and our potential inability to enforce our patents and protect our trade secrets; unanticipated limitations on the use of proceeds from certain credit agreements including limitations on the ability of the Company to repurchase shares in the open market.
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
Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of our business. The following are included in our MD&A:
•	Overview of our Business and Industry;

•	Financial Performance Overview;

•	Results of Operations;

•	Critical Accounting Policies; and

•	Liquidity and Capital Resources.
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
We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income and net income per share are the primary measures we use to monitor performance, and we also use certain non-GAAP measures, such as shipment revenue, to assess business trends and performance. Net orders, which are also referred to as bookings, are also used to forecast and plan future operations. Net orders consist of current period orders less current period cancellations. We do not report orders for systems with delivery dates more than 12 months after receipt of the order.
The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2007			2006
	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$393,277	$416,335	$396,974	$438,505	$444,032	$410,073	$365,906
Gross profit	$194,307	$208,110	$194,909	$225,520	$226,525	$204,764	$167,540
Income before cumulative effect of a change in accounting principle	$49,711	$57,345	$53,783	$42,574	$70,020	$52,705	$23,769
Net income	$49,711	$57,345	$53,783	$42,574	$70,020	$52,705	$24,717
Diluted net income per share before cumulative effect of a change in accounting principle	$0.41	$0.45	$0.42	$0.34	$0.57	$0.42	$0.18
Diluted net income per share	$0.41	$0.45	$0.42	$0.34	$0.57	$0.42	$0.19
Shipment revenue	$387,817	$436,382	$389,052	$390,151	$414,213	$457,320	$354,160
Change in shipment revenue from prior quarter	(11)%	12%	(0)%	(6)%	(9)%	29%	12%
Net orders	$305,329	$332,201	$412,219	$441,620	$470,322	$457,545	$416,770
Change in net orders from prior quarter	(8)%	(19)%	(7)%	(6)%	3%	10%	19%
Due to the cyclical nature of our industry, we expect that net orders will continue to fluctuate. The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders result in revenue either at shipment and transfer of title or upon customer acceptance of the equipment. Our revenue recognition policy addresses the distinction between the revenue recognized upon shipment and transfer of title and the revenue recognized upon customer acceptance. Equipment generally ships within two to six months of receiving the related order and if applicable, customer acceptance is typically received one to six months after shipment. These time lines are general estimates and actual times may vary depending on specific customer circumstances.
The decrease in net orders during the last four quarters is the result of weakening semiconductor industry demand caused primarily by overcapacity. We believe there is strong underlying demand in the industry over the long term. However, capacity may continue to outpace demand through 2007. We took preemptive actions to reduce expenses in the second half of 2007, including a reduction of executive salaries and planned shutdowns, which reduced operating expenses by approximately $3.3 million in the third quarter.

Financial Performance Overview
The following is an overview of our financial performance for the third quarter of 2007 compared to the third quarter of 2006:
•	Net sales decreased 11.4% to $393.3 million from $444.0 million;

•	Net income decreased 29.0% to $49.7 million from $70.0 million;

•	Diluted net income per share decreased to $0.41 from $0.57;

•	Bookings decreased 35.1% to $305.3 million from $470.3 million; and

•	Shipments decreased 6.4% to $387.8 million from $414.2 million.
Results of Operations
Net Sales

				% Change From
	Q3 2007	Q2 2007	Q3 2006	Q2 2007	Q3 2006	YTD 2007	YTD 2006	% Change
	(In thousands)					(In thousands)
Semiconductor Group	$348,625	$380,207	$418,055	(8)%	(17)%	$1,093,027	$1,142,480	(4)%
Industrial Applications Group	44,652	36,128	25,977	24%	72%	113,559	77,531	46%

Net sales	$393,277	$416,335	$444,032	(6)%	(11)%	$1,206,586	$1,220,011	(1)%
The net sales we report is correlated to shipments in the current period, previously reported shipments and timing of customer acceptance. Deferred revenue at the end of the third quarter 2007 was $108.9 million. Net sales recorded in the Semiconductor Group decreased compared to prior periods as a result of weakening semiconductor industry demand.
Industrial Applications Group (IAG) net sales are up sequentially and year over year due to improved performance in the business and favorable exchange rate fluctuations. The functional currency of IAG is primarily the Euro. Changes in the exchange rate increased net sales by 6% from the third quarter 2006 to the third quarter 2007 and 7% for the nine months ended September 29, 2007 over the same period in the prior year.
Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Three Months Ended			Nine Months Ended
	Q3 2007	Q2 2007	Q3 2006	YTD 2007	YTD 2006
North America	25%	29%	24%	26%	28%
Europe	9%	6%	9%	7%	8%
Asia	66%	65%	67%	67%	64%
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
Gross Profit

				% Change From
	Q3 2007	Q2 2007	Q3 2006	Q2 2007	Q3 2006	YTD 2007	YTD 2006	% Change
	(Dollars In thousands)					(Dollars In thousands)
Gross profit	$194,307	$208,110	$226,525	(7)%	(14)%	$597,326	$598,829	(0)%
Gross margin	49%	50%	51%			50%	49%

The decrease in gross profit in the third quarter 2007 compared to the second quarter 2007 and third quarter 2006 is primarily due to lower revenues. Gross margin decreased from the second quarter 2007 and from the third quarter 2006 primarily as a result of increased sales as a percentage of total sales in IAG, where margins are generally lower than in the Semiconductor Group. In order to conform classification practices of IAG with those of the Semiconductor Group, in the third quarter 2007 we reclassified certain costs from SG&A expense to cost of sales ($1.9 million of which relate to the first six months of 2007).
Selling, General and Administrative (SG&A)

				% Change From
	Q3 2007	Q2 2007	Q3 2006	Q2 2007	Q3 2006	YTD 2007	YTD 2006	% Change
	(Dollars In thousands)					(Dollars In thousands)
SG&A expense	$67,420	$72,011	$67,664	(6)%	(0)%	$206,531	$192,457	7%
% of net sales	17%	17%	15%			17%	16%
SG&A expense includes compensation and benefits for corporate, financial, marketing, sales and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.
SG&A expense decreased in absolute dollars in the third quarter 2007 from the second quarter 2007 as a result of savings from decreases in executive salaries and our planned shutdowns. SG&A expense was also affected by the reclassification discussed above and the reclassification in the third quarter 2007 of certain costs from SG&A expense to R&D expense ($0.7 million of which relate to the first six months of 2007). SG&A expense increased as a percentage of net sales in the third quarter 2007 from the third quarter 2006 primarily due to the decrease in net sales. SG&A expense has increased in absolute dollars in the nine months ended September 29, 2007, compared to the same period in the prior year, primarily due to increases in employee compensation costs, including merit pay increases and profit sharing.
Research and Development (R&D)

				% Change From
	Q3 2007	Q2 2007	Q3 2006	Q2 2007	Q3 2006	YTD 2007	YTD 2006	% Change
	(Dollars In thousands)					(Dollars In thousands)
R&D expense	$61,384	$63,374	$60,645	(3)%	1%	$185,158	$187,726	(1)%
% of net sales	16%	15%	14%			15%	15%
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
R&D expense increased as a percentage of sales in the third quarter 2007 compared to the second quarter 2007 and the third quarter of 2006 substantially due to a decrease in net sales. R&D expense was also affected by the reclassification discussed above.
Interest and Other Income, Net

				% Change From
	Q3 2007	Q2 2007	Q3 2006	Q2 2007	Q3 2006	YTD 2007	YTD 2006	% Change
	(Dollars In thousands)					(Dollars In thousands)
Interest and other income, net	$8,933	$14,597	$9,574	(39)%	(7)%	$34,637	$23,264	49%
% of net sales	2%	4%	2%			3%	2%
Interest and other income, net includes interest income, interest expense and other non-operating items. Interest and other income, net decreased from the second quarter 2007 as a result of decreased gains on foreign currency transactions and the write-down of a short-term investment in the amount of $1.8 million. The increase for the nine months ended September 29, 2007 over the same period in the prior year is principally due to an increase in interest income on higher balances of cash and short-term investments and higher yields on those interest-bearing investments.

Income Taxes
Our effective tax rate was 33.2%, 34.3% and 35.0% for the three months ended September 29, 2007, June 30, 2007 and September 30, 2006, respectively. Our effective tax rate was 33.1% and 35.2% for the nine months ended September 29, 2007 and September 30, 2006, respectively. The lower effective tax rate for the three and nine months ended September 29, 2007 as compared to the same periods in 2006 results primarily from increased tax-exempt interest income and from the federal research and development credit. Our future effective income tax rate depends on various factors, such as our profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income, and non-deductible expenses incurred in connection with acquisitions.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of inventory, valuation of goodwill and other intangible assets, valuation of deferred tax assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, measurement of stock-based compensation expense and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in our critical accounting policies or estimates since the end of fiscal 2006.
Liquidity and Capital Resources
Cash, Cash Equivalents and Short-Term Investments

	September 29,	December 31,
	2007	2006
	(Dollars In thousands)
Cash and cash equivalents	$105,651	$58,463
Short-term investments	751,811	794,865

Total cash, cash equivalents and short-term investments	$857,462	$853,328
We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of liquidity as of September 29, 2007 consisted of $857.5 million of cash, cash equivalents and short-term investments. This amount represents an increase of $4.1 million from $853.3 million as of December 31, 2006.
Cash Flow Summary

	2007 YTD	2006 YTD
	(Dollars In thousands)
Net cash provided by (used in):
Operating activities	$236,039	$263,808
Investing activities	4,654	1,094
Financing activities	(194,319)	(224,798)
Effects of exchange rate changes on cash and cash equivalents	814	2,992

Net increase in cash and cash equivalents	$47,188	$43,096

Operating
Net cash provided by operating activities during the nine months ended September 29, 2007 was $236.0 million. This amount consisted primarily of $160.8 million provided by net income, adjusted for non-cash items of $109.7 million and decreases in working capital accounts of $34.5 million. The decrease in year-to-date 2007 cash flows from operating activities compared to 2006 is primarily the result of decreased net sales. Accounts receivable increased by $48.9 million from year-end levels primarily because we factored more in the fourth quarter 2006 than in the third quarter 2007. The increase in inventory levels of $28.2 million compared to year end is primarily the result of IAG building inventory to meet current and forecasted shipment demands.
Investing
Net cash provided by investing activities during the nine months ended September 29, 2007 was $4.7 million, which consisted primarily of net sales and maturities of short-term investments of $38.9 million and capital expenditures of $26.9 million.
Financing
Net cash used in financing activities during the nine months ended September 29, 2007 was $194.3 million. This amount consisted primarily of repurchases of common stock of $216.9 million and payments on lines of credit of $12.0 million, offset by proceeds from employee stock compensation plans of $33.8 million.
Liquidity
In December 2006, we entered into a credit agreement with certain lenders (the Agreement), which established a senior unsecured five-year revolving credit line with an aggregate committed amount of $150.0 million with the option to increase the total line by up to an additional $100.0 million under certain circumstances. We expect to use the proceeds for working capital and other general corporate purposes, including the repurchase of shares. The Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, and events of default, which are subject to various exceptions and qualifications. We were in compliance with these covenants as of September 29, 2007. No amounts were outstanding under the Agreement as of September 29, 2007.
During 2004, we entered into a credit arrangement denominated in Euros to fund the acquisition of Peter Wolters AG and for general corporate purposes. Borrowings as of September 29, 2007 under this credit arrangement were $136.4 million and were primarily secured by cash or short-term investments on deposit, which are included within restricted cash and cash equivalents on our Condensed Consolidated Balance Sheets. All borrowings under this credit arrangement are due and payable on or before June 25, 2009. This credit arrangement requires us to maintain certain financial covenants, with which we were in compliance as of September 29, 2007.
We have available short-term credit facilities with various financial institutions totaling $89.1 million, of which $55.7 million was unutilized as of September 29, 2007. These credit facilities bear interest at various rates, expire on various dates through December 2007 and are used for general corporate purposes. As of September 29, 2007, our subsidiaries had $7.7 million of borrowings outstanding under the short-term lines of credit at a weighted-average interest rate of 1.0%.
Our current available long-term credit facilities, including the long-term credit facilities described above, total $331.5 million, of which $193.8 million was unutilized as of September 29, 2007. These credit facilities bear interest at a weighted-average rate of 4.9% and expire through December 2037. As of September 29, 2007, we had $137.7 million in long-term debt outstanding.
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

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
The following identifies the litigation matters for which a material development has occurred during the quarter ended September 29, 2007.
Linear Technology Corporation
In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages), declaratory relief and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition and breach of warranty. On September 3, 2004, Novellus filed a demurrer to all causes of action in the complaint, arguing that some claims should be dismissed for lack of subject matter jurisdiction and others should be dismissed for failure to state a cause of action. The Superior Court granted the demurrer, without leave to amend, on October 5, 2004. On January 11, 2005, Linear filed a notice of appeal of the court’s order and the appeal was heard on April 19, 2007. On June 18, 2007, the Court of Appeal issued its ruling, affirming in part and reversing in part the judgment of the trial court. The Court of Appeal affirmed the trial court’s judgment with respect to the claims for fraud and unfair competition, but reversed the trial court’s judgment with respect to the breach of contract and breach of warranty claims, finding that the Superior Court had erred in concluding that it lacked subject matter jurisdiction over these claims. On October 19, 2007 the California Supreme Court decided not to review the judgment of the Court of Appeal. As a result, Novellus expects to litigate these claims in the Superior Court. This ruling does not affect the substance of any non-jurisdictional defenses that Novellus may assert to Linear’s claims. At this time, we cannot predict the ultimate outcome of this case, nor can we estimate a range of potential loss, if any. However, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.
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
Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that reduced the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand has accelerated, rendering the global semiconductor industry more volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, and at the same time motivate and retain key employees and maintain a stable management team. Our inventory levels during periods of reduced demand have at times been higher than optimal. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity, and hire and assimilate a sufficient number of qualified people to meet customer demand. In the period from 2001 through 2006, we implemented restructuring plans to align our business with fluctuating conditions. Future restructurings may be required to respond to future changes. Net orders, net sales and operating results may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. We experienced an increase in demand in the first quarter of 2006 through the third quarter of 2006, and a decrease in the fourth quarter of 2006 through the third quarter of 2007. We cannot provide any assurance that demand will increase, and as a result, our net sales and operating results may be adversely affected if downturns or slowdowns in the rate of capital investment in the semiconductor industry continue to occur in the future.
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
Our growth and ability to meet customer demands depend in part on our ability to obtain from our suppliers timely deliveries of parts, components and subassemblies for the manufacture and support of our products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may be obtained only from a single source or from limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us or from a small group of companies in the semiconductor industry. Our supply channels may be vulnerable to disruption. Any such disruption to or termination of our supplier relationships may result in a prolonged inability to secure adequate supplies at reasonable prices or of acceptable quality, and may adversely affect our ability to bring new products to market and deliver them to customers in a timely manner. As a result, our revenues and operations may be adversely affected.
The loss of key employees could harm our business and operations.
Our employees are extremely important to our success, and our key management, engineering and other employees may be difficult to replace. The expansion of high technology companies has increased demand and competition for qualified personnel. If we are unable to retain key personnel, or to attract, assimilate and retain additional highly qualified employees to meet our needs in the future, our business and operations could be harmed.
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
We serve an increasingly global market. Substantial operations outside of the United States and export sales expose us to certain risks that may adversely affect our operating results and net sales, including, but not limited to:
•	Tariffs and other trade barriers;

•	Challenges in staffing and managing foreign operations and providing prompt and effective field support to our customers outside of the United States;

•	Difficulties in managing foreign distributors;

•	Potential adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we conduct business;

•	Governmental controls, either by the United States or other countries, that restrict our business overseas or the import or export of semiconductor products, or increase the cost of our operations;

•	Longer payment cycles and difficulties in collecting accounts receivable outside of the United States;

•	Inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions;

•	Global or regional economic downturns; and

•	Geo-political instability, natural disasters, acts of war or terrorism.
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
Other Litigation
In addition to the litigation risks mentioned above, we are currently involved or may become subject to legal claims or proceedings related to securities, employment, customer or third party contracts, environmental regulations, product liability or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could materially and adversely affect our business, financial condition and operating results. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages or refrain from certain activities, which could have a material adverse impact on our business, financial condition and operating results.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Company Securities

				Approximate
				Dollar Value of
				Shares that
			Total	May yet be
			Number of	Purchased
			Shares	Under the
			Purchased as	Plans or
			Part of	Programs (not
			Publicly	including the
	Total Number	Average	Announced	October 29,
	of Shares	Price Paid	Plans or	2007
Period	Purchased	Per Share	Programs	Authorization)
July 1, 2007 through August 3, 2007	1,409,465	$29.69	1,409,465	$514.8 million
August 4, 2007 through September 1, 2007	2,641,804	$26.99	2,641,804	$443.8 million
September 2, 2007 through September 29, 2007	2,110,495	$27.22	2,110,495	$386.4 million

Total	6,161,764	$27.60	6,161,764	$386.4 million

All shares were purchased pursuant to publicly announced plans. On February 24, 2004 we announced that our Board of Directors approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 13, 2007. On September 20, 2004 we announced that our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 14, 2009. On October 29, 2007 we announced that our Board of

Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through October 26, 2011.
In addition to shares repurchased above, we withheld 3,575 shares through net share settlements during the three months ended September 29, 2007 upon the vesting of restricted stock awards to cover tax withholding obligations.
ITEM 6: EXHIBITS
(a) Exhibits
31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 6, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 6, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 6, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 6, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ William H. Kurtz

William H. Kurtz Executive Vice President and Chief Financial Officer (Principal Financial Officer)
November 6, 2007

EXHIBIT INDEX
31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 6, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 6, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 6, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 6, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.