Form 10-K
period 2007-12-31
NOVELLUS SYSTEMS INC
filed 2008-02-29
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-17157
Novellus Systems, Inc.
(Exact name of Registrant as specified in its charter)

California	77-0024666
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

4000 North First Street San Jose, California	95134 (Zip code)
(Address of principal executive offices)

(408) 943-9700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007 the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was $3,548,697,995 based on the average of the high and low price of the Common Stock as reported on the NASDAQ National Market on such date.

The number of shares of the Registrant’s Common Stock outstanding on February 22, 2008 was 101,966,783.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

NOVELLUS SYSTEMS, INC.

2007 ANNUAL REPORT ON FORM 10-K

PART I

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

Item 1.	Business

The Company

Novellus Systems, Inc. is a California corporation organized in 1984. Novellus primarily develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Customers for this equipment manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties. Novellus also develops, manufactures, sells and supports grinding, lapping and polishing equipment for a broad spectrum of industrial applications.

Integrated circuits are generally built on a silicon wafer substrate, and include a large number of different components such as transistors, capacitors and other electronic devices. These components are connected on the silicon wafer by multiple layers of wiring, called interconnects. To build an integrated circuit, transistors are first fabricated on the surface of the silicon wafer. Wiring and insulating structures are then added as alternating thin-film layers in a series of manufacturing process steps. Typically, a first layer of dielectric (insulating) material is deposited on top of the transistors. If the conductive material used is aluminum, subsequent metal layers are deposited on top of this base layer, etched to create the conductive lines that carry the electricity, and then covered with dielectric material to create the necessary insulation between the lines. Following each deposition step, a planarization or polishing process is employed to achieve a flat surface for the manufacturing steps that follow. To construct copper wires, the manufacturing process used is a mirror image of that described for aluminum: the insulator is etched and the copper wiring is deposited within the etched insulator. Building either copper or aluminum wiring requires these manufacturing steps to be repeated many times. Advanced chip designs may require more than 500 process steps.

Novellus semiconductor manufacturing products are used in a number of different process steps. Our advanced deposition systems use chemical vapor deposition (CVD), physical vapor deposition (PVD), and electrochemical deposition (ECD) processes to form the interconnects in an integrated circuit. Our High-Density Plasma CVD (HDP-CVD) and Plasma-Enhanced CVD (PECVD) systems employ a chemical plasma to deposit dielectric material within the gaps formed by the etching of aluminum, or as a blanket film which can be etched with patterns for depositing conductive materials into the etched dielectric. Our CVD Tungsten systems are used to deposit small tungsten conductive lines or plugs between layers of metal. Our PVD systems deposit conductive aluminum and copper metal layers by sputtering metal atoms from the surface of a target source. Our Electrofilltm ECD systems deposit copper to form the conductive wiring on integrated circuits using copper interconnects.

Beginning in 2001, Novellus expanded beyond deposition technologies with a series of business acquisitions. In 2001, we acquired GaSonics International Corporation, a manufacturer of systems used to clean and prepare a wafer surface. In 2002, we acquired SpeedFam-IPEC, Inc., a manufacturer of chemical mechanical planarization (CMP) products. In 2004, we further diversified by acquiring Peter Wolters AG (Peter Wolters), a German company specializing in lapping and polishing equipment sold for a broad range of industrial applications. With the acquisition of Peter Wolters, Novellus entered into market sectors beyond semiconductor manufacturing. In November 2005, we acquired Voumard Machine Co. SA (Voumard), a manufacturer of high-precision machine tools based in Neuchatel, Switzerland. The Voumard acquisition further expanded Peter Wolter’s product offerings to include specialized, high-precision grinding equipment.

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

Semiconductor Industry Background

For more than twenty years the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the Internet and the telecommunications industry, and the emergence of new high technology products for the consumer. In recent years, growth has moderated, and there are signs that the industry is maturing. While unit demand for chips continues to rise, their average selling prices continue to decline. Semiconductor equipment is a major factor in the cost structure of the semiconductor industry, and there is growing pressure on chip manufacturers to reduce manufacturing costs while increasing the performance of their products. The semiconductor industry has also been historically cyclical, with periods of rapid expansion followed by periods of over-capacity.

Several technological trends characterize integrated circuit manufacturing. Perhaps the most prominent of these trends is the increasing density of the integrated circuit. Moore’s Law, first postulated in the mid-1960s and still substantially accurate more than 40 years later, states that the density of the circuitry on an individual semiconductor chip doubles every 18 months. Today’s advanced devices are being manufactured with line widths as small as 45 nanometers, with up to eleven layers of interconnect circuitry. By increasing circuit density, manufacturers can pack more electronic components on a given surface area, and thereby provide higher performance at about the same cost.

Another trend worth noting is the transition to copper from aluminum wiring as the primary conductive material in semiconductor devices. Copper has a lower electrical resistance value than aluminum, and provides a number of performance advantages. Because of the superior properties of copper, a device made with copper typically requires fewer metal layers than one made with aluminum, providing a considerable reduction in manufacturing cost. In comparison to aluminum, copper wiring also allows a substantial improvement in device speed and a significant reduction in device power consumption.

A similar transition is underway from traditional insulating films made of silicon oxide to insulators with a low dielectric constant, or “low-k.” Low-k dielectrics reduce the capacitance between metal lines in a device, increasing speed and lowering power consumption. However, low-k materials are more fragile than silicon oxide, and this poses a host of new challenges to the industry in integrating the new materials into existing manufacturing processes.

Another trend in the industry is to continue to increase the wafer size. Semiconductor device manufacturers have migrated to 300mm wafers because of the potential manufacturing cost advantages in comparison to 200 mm wafers. The 300mm wafers provide in excess of 2.25 times the number of chips per wafer, and may provide significant economies of scale in the manufacturing process. Approximately 84% of all wafer fabrication equipment we sold during 2007 was for 300mm wafer manufacturing.

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

Semiconductor Business Strategy

It is Novellus’ business objective to increase our market share in semiconductor manufacturing process equipment sold to the semiconductor industry. The following are the key elements of our strategy:

Emphasize High-Productivity Systems — We established our current position in the industry by emphasizing high productivity as the principal benefit that our products and technologies deliver to customers. Our unique multi-station sequential processing architecture, which is incorporated in many of our products, is an example of our commitment to providing superior productivity and manufacturing repeatability. We intend to retain our historical focus on productivity by applying our multi-station sequential architecture in product enhancements and new product offerings.

Be Recognized for our Technology in our Served Available Markets — In the new era of nanoelectronics manufacturing, technology becomes critically important given the difficulties in manufacturing chips at ever smaller line widths. It is our strategy to anticipate the technologies that customers need, and design innovative products which will enhance their manufacturing capabilities.

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

Differentiate our Service — A vital element of success in the systems business is the service, repair and ongoing support of those systems. We operate a global network of customer support services that provide 24-hour access to technical experts, documentation, spare parts, and product upgrades. We provide training and support programs that are custom-tailored to the needs of individual customers that range from turnkey maintenance solutions to economical self-maintenance plans.

Expand Operational and Customer Support Presence in Asia — In the fourth quarter of 2006 we announced the establishment of Novellus International Systems, BV in Singapore as our new international headquarters for systems sales. This change more closely aligns our operational structure with our customer base. The semiconductor industry is steadily moving to Asia. We have offices in the key locations necessary to compete, and are actively increasing our worldwide sourcing of materials to this region as well.

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

HDP CVD Products

Concept Two SPEED® — Introduced in 1996, Concept Two SPEED was the semiconductor industry’s first high-density plasma system capable of high-volume manufacturing. Concept Two SPEED is a single-wafer processing system for 200mm substrates, and was originally designed to deposit dielectric materials in an aluminum interconnect manufacturing process. Today, Concept Two SPEED is primarily used to deposit shallow trench isolation (STI) films as part of the transistor formation, as well as to deposit pre-metal dielectrics (PMD) in both aluminum and copper-based devices.

Concept Three SPEED — Introduced in 1997, the Concept Three SPEED is designed to deposit dielectric material on 300mm wafers. Concept Three SPEED is based on the production-proven Concept Two product.

SPEED NExTtm — Introduced in 2004, the SPEED NExT system for 300mm wafers is designed specifically to address the challenges of dielectric gap fill at 65 nanometers and beyond.

W-CVD Products

Concept Two ALTUS® — In 1994, we introduced the Concept Two ALTUS, used to deposit the tungsten plugs and vias that connect aluminum interconnect lines in aluminum-based chips. The Concept Two ALTUS combines the modular architecture of the Concept Two with an advanced tungsten CVD dual-process chamber.

Concept Three ALTUS — The Concept Three ALTUS, introduced in 1997, provides the same capabilities for 300mm tungsten deposition as its Concept Two ALTUS predecessor delivers for 200mm wafer applications.

ALTUS DirectFilltm — Introduced in 2004, the ALTUS DirectFill tungsten nitride/tungsten deposition system is designed for advanced contact and via-fill applications at 65 nanometers and below. ALTUS DirectFill simplifies the tungsten deposition process by replacing the standard multi-tool approach with a single three-module system.

PECVD Products

Concept Two SEQUEL® Expresstm — Introduced in 1999, the Concept Two SEQUEL Express is designed to deposit our CORAL® family of low-k dielectric films, as well as other advanced films required for manufacturing 0.18 micron-and-smaller semiconductor devices.

VECTOR® — Introduced in 2000, VECTOR is a PECVD system for depositing dielectric films on 300mm wafers. In 2007, we introduced three new versions of VECTOR: the VECTOR Expresstm, optimized for deposition of thin films of less than 1000 angstroms; the VECTOR Express AHM for ashable hard mask film deposition; and the VECTOR Extremetm, designed for the demands of high-volume memory “megafabs.”

UVTP Products

SOLA® — Introduced in 2005, SOLA is a UVTP system used for the low-temperature, post-deposition treatment of dielectric films. SOLA is designed for advanced materials such as high stress nitrides and porous low-k dielectrics that are used to deliver increased device speeds and lower power consumption in sub-90 nanometer chips.

PVD Products

PVD, also known as “sputtering,” is a process in which ions of an inert gas such as argon are electrically accelerated in a high vacuum toward a target of pure metal, such as tantalum or copper. Upon impact, the argon ions sputter off the target material, which is then deposited as a thin film on the silicon wafer. PVD processes are used to create the barrier and seed layers in copper damascene interconnect applications, as well as conductive aluminum wires in a subtractive aluminum manufacturing process. We entered the PVD marketplace with the acquisition of Varian Associates’ Thin Film Systems Division in 1997.

INOVA® — The INOVA 200mm system was originally developed by the Thin Films Systems Division of Varian Associates. Novellus reintroduced the product in 1998 with the addition of a patented Hollow Cathode Magnetron (HCM)® ionized PVD source that was designed specifically for the deposition of copper barrier and seed films.

INOVA® xTtm — In 2000, we introduced the 300mm INOVA xT, which also features HCM technology.

INOVA® NExTtm — In 2005, we introduced the INOVA NExT, a 300mm metallization system designed to deposit highly conformal copper barrier-seed films at 45 nanometers and beyond. On the INOVA NExT, the single target HCM technology has been extended to the 45 nanometer node.

INOVA NExT HCM IONXtm — The latest variant of the INOVA platform, introduced in 2007, incorporates a copper resputtering technology called HCM IONX to improve copper seed conformality, eliminate low-k dielectric damage, and extend PVD technology for seed deposition applications at 32 nm.

ECD Products

Our Electrofill products are used to build the copper primary conductive wires in advanced integrated circuits. Electrofill uses a copper electrolytic solution to create lines and vias in a dielectric layer which has been etched with the pattern of the circuitry, in a process called copper damascene.

SABRE® — The SABRE copper Electrofill system, featuring a proprietary plating cell, was introduced in 1998. When coupled with the INOVA PVD product, SABRE provides a complete manufacturing module for building advanced copper interconnects.

SABRE xT — The second generation SABRE xT, introduced in 1999, is an ECD platform for both 200mm and 300mm wafers. New features on the SABRE xT platform not found on the original SABRE include advanced plating chemistries, an integrated anneal module and closed-loop chemical monitoring.

SABRE NExTtm — Introduced in 2003, the SABRE NExT builds on the SABRE xT’s production track record, offering a proprietary chemistry, a new anode cell design and other hardware refinements to tackle the complex process requirements of 90 nanometer, 65 nanometer and 45 nanometer interconnect structures.

SABRE Extremetm — In July 2006, we introduced the SABRE Extreme, an advanced Electrofill system that has been qualified at 45 nanometers and has demonstrated fill at 32 nanometers. The SABRE Extreme incorporates a number of technological innovations for advanced manufacturing applications, including advanced wafer entry control for thin seed layers (< 200A), tunable profile control for improved uniformities, and the capability to plate on materials other than copper.

Surface Preparation Technologies

Chip manufacturers use surface preparation products to remove photoresist from a wafer before proceeding with the next deposition step in the manufacturing process. We entered the market for this manufacturing process step in 2001.

GAMMA® 2100 — The GAMMA 2100 200mm photoresist removal system uses a plasma source to strip photoresist. The GAMMA architecture features a multi-station sequential processing design with six strip stations.

GAMMA® 2130 — The GAMMA 2130 system is our photoresist strip system for 300mm wafers. Like the GAMMA 2100, the GAMMA 2130 has a multi-station sequential processing architecture.

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

CMP Technologies

CMP systems polish the surface of a wafer after a deposition step in order to create a planar surface before moving on to subsequent manufacturing steps. Since copper films are more difficult to polish than the tungsten and oxide films used in previous-generation aluminum interconnects, and since low-k dielectrics are much more porous than their predecessors, CMP has been elevated to the forefront of the enabling technologies required in a copper damascene manufacturing process. In recognition of this trend, in 2002 Novellus acquired SpeedFam-IPEC, a global supplier of CMP systems used in the fabrication of advanced copper interconnects. We believe that the opportunity to understand the interactions between planarization, deposition and surface preparation steps and to optimize them for overall performance gives us an important advantage in extending copper and low-k processes to advanced semiconductor devices.

MOMENTUMtm — MOMENTUM is a high-throughput, dry-in/dry-out CMP system for all 200mm wafer process applications. Designed with extendibility to accommodate future reductions in line widths, the MOMENTUM has four independent wafer-polishing platens. MOMENTUM also employs an orbital polishing motion and features a through-the-pad slurry delivery system.

XCEDAtm — Introduced in 2004, the XCEDA copper CMP system is an advanced 300mm platform designed to exceed both the technical and economic requirements of CMP at 65 nanometers and beyond. Like MOMENTUM, XCEDA also has four polishing modules and a through-the-pad slurry delivery system.

Industrial Applications Group Products

We established our Industrial Applications Group in 2004 with the acquisition of Peter Wolters, a German company. We further expanded with the acquisition of Voumard in 2005. Our Industrial Applications Group supplies high-precision machines for grinding, deburring, lapping, honing and polishing the outer surfaces of parts made of metal, glass, ceramic, plastic, silicon or similar materials. Our customers for these machines are manufacturers in sectors such as vehicles, aircraft, and electronic products, parts and components. Other customers are in the glass and ceramics industries as well as manufacturers of products such as pumps, transmissions, compressors and bearings. In all of these areas, the demand for close tolerances for finish quality, thickness, flatness and parallelism is high. Our products include single-side machines, double-side machines, thru-feed grinding machines that feature the continuous feed of parts to be processed, and deburring systems.

Marketing, Sales and Service

We rely on a direct sales force to sell our chip manufacturing products in all geographic regions in the world where semiconductors are manufactured, including Europe, the United States, Korea, Japan, China, Taiwan, Southeast Asia and Israel. Our Industrial Applications products are also sold through a combination of a direct sales force and manufacturer’s representatives.

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

Customers

Intel and Samsung each accounted for 11%, 13% and 17% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively. Sales to our ten largest customers in 2007, 2006, and 2005 accounted for 59%, 63%, and 66% of our net sales, respectively. We expect that sales of our products to relatively few customers, none of which has entered into long-term agreements requiring them to purchase our products, will continue to account for a high percentage of our net sales in the foreseeable future.

Export sales for the year ended December 31, 2007 were $1.2 billion, or 74% of net sales. For the year ended December 31, 2006, export sales were $1.2 billion, or 72% of net sales. For the year ended December 31, 2005, export sales were $1.0 billion, or 73% of net sales.

Backlog

As of December 31, 2007, our backlog was $354.5 million, with no cancellations in the period from December 31, 2007 to February 22, 2008. As of December 31, 2006, our backlog was $566.0 million. Our backlog includes transactions for which we have accepted purchase orders and assigned shipment dates within twelve months. All orders are subject to cancellation or rescheduling by customers, with limited or no penalties. Some products are shipped in the same quarter in which the order was received. For this reason, and because of possible changes in delivery schedules, cancellations of orders and delays in shipments, our backlog as of any particular date is not necessarily a reliable indicator of actual shipments for any succeeding period.

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

Our research and development efforts are directed at developing new systems and processes and improving the capabilities of existing systems. Research and development programs include advanced CVD, PVD and ECD systems, advanced gap fill technology, primary conductor metals, low-k dielectric materials, CMP systems and additional advanced deposition and surface preparation technologies for the next generation of smaller-geometry fabrication lines. All new systems under development are capable of processing 300mm wafers.

In the Industrial Application Group (IAG), we focus our research activities on developing new products and improving existing products for the prime wafer industry (wafer grinding, double side polishing, CMP) as well as for the metal and ceramic industry (grinding, lapping, deburring). Continuous improvements of existing systems and processes enable us to further meet our customer’s requirements, as specifications for workpiece tolerances continue to tighten. With new mechatronic concepts we will be able to control the process conditions in our systems more accurately and achieve better results at lower costs. New products and processes are developed to provide solutions for further production steps beside those that are already covered by our systems. Moreover, we are investigating new technologies in high precision machining and surface finish to extend our existing product portfolio and maintain our technical leadership.

Expenditures for research and development during 2007, 2006, and 2005 were $241.0 million, $244.2 million, and $247.3 million, respectively. These expenditures represented approximately 15%, 15%, and 18% of our net sales in 2007, 2006, and 2005, respectively. We believe that research and development expenditures will continue to represent a substantial percentage of our net sales in the future.

Manufacturing

Our manufacturing activities consist primarily of assembling and testing components and subassemblies that we acquire from third-party vendors and then integrate into a finished system. We outsource most subassemblies, and we perform all system design, assembly and testing in-house. Our outsourcing strategy enables us to minimize fixed costs and capital expenditures, and provides us with flexibility to increase production capacity. This strategy also allows us to focus on product differentiation through system design and quality control. We believe that our use of outsourced product specialists enables our subsystems to incorporate the latest and most advanced technologies in robotics, gas panel designs and power supplies without the need for in-house expertise. We strive to work as closely as possible with all of our suppliers to achieve mutual cost reduction through joint development efforts.

In the Semiconductor Group, we manufacture our systems in clean-room environments similar to those used by semiconductor manufacturers for semiconductor device fabrication, which helps to minimize the amount of particulates and other contaminants in the final assembled system and to improve product yields for our customers. Following assembly we package our completed systems in vacuum packaging to maintain clean-room standards for particulates and other contaminants during shipment.

Competition

Significant competitive factors in the semiconductor equipment market include system performance and flexibility, cost, the size of each manufacturer’s installed customer base, customer support capabilities and the breadth of a company’s product line. We believe that we compete favorably in all of the market segments we serve because of the fundamental advantages associated with our system performance and flexibility, low cost of ownership, high wafer yields and customer support. However, we face substantial competition from both established competitors and potential new entrants in each of these markets. Installing and integrating capital equipment into a semiconductor production line represents a substantial investment. For this reason, once a manufacturer chooses a particular vendor’s capital equipment, experience has shown that the manufacturer will generally rely upon that equipment for the useful life of the specific application. As a result, all of today’s semiconductor equipment makers typically have difficulty in selling a product to a particular customer to replace or substitute for a competitor’s product previously chosen or qualified by that customer.

In the CVD, PECVD, HDP and PVD markets, our principal competitor is Applied Materials, Inc. (Applied), a major supplier of systems that has established a substantial base of installed equipment among today’s semiconductor manufacturers. In the PECVD market, we also compete against ASM International. In the ECD market, our principal competitors are Applied and Semitool, Inc. Our principal competitors in the surface preparation product arena are Mattson Technologies, Inc. and PSK, Inc. In the CMP market, our major competitors are Applied and Ebara Corporation.

The primary competitive factors in the market for machine tools are reliability, price, delivery time, service and technological characteristics. Manufacturers can be categorized by the size of material their products can machine and the precision level they can achieve. IAG’s primary competition comes from several Japanese, German, Taiwanese and Korean manufacturers.

Patents and Proprietary Rights

We intend to continue to pursue patent and trade secret protection for our technology. We currently hold 656 patents. We have many pending patent applications, and we intend to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or future filings, or that any claims allowed from existing patents or pending or future patent applications will be sufficiently broad to protect our technology. While we intend to vigorously protect our intellectual property rights, there can be no assurance that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. See Part I, Item 3. “Legal Proceedings,” for further discussion.

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

Employees

On December 31, 2007, we had 3,698 full-time and temporary employees. Certain employees outside of the United States in the Industrial Applications Group are represented by labor unions. We have never experienced a work stoppage, slowdown or strike. We consider our employee relations to be good.

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

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Annual Report.

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

In the capital equipment market, technological innovations tend to have long development cycles. We have experienced delays and technical and manufacturing difficulties from time to time in the introduction of certain of our products and product enhancements. In addition, we may experience delays and technical and manufacturing difficulties in future introductions or volume production of our new systems or enhancements. The increased costs and reduced efficiencies that may be associated with the development, manufacture, sale and support of future products or product enhancements relative to our existing products may adversely affect our operating results.

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

Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that reduced the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand has accelerated, rendering the global semiconductor industry more volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, and at the same time motivate and retain key employees and maintain a stable management team. Our inventory levels during periods of reduced demand have at times been higher than optimal. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity, and hire and assimilate a sufficient number of qualified people to meet customer demand. In the period from 2001 through 2006, we implemented restructuring plans to align our business with fluctuating conditions. Future restructurings may be required to respond to future changes. Net orders, net sales and operating results may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. We experienced a decrease in bookings beginning in the fourth quarter of 2006 and continuing through the third quarter of 2007. In the fourth quarter of 2007 our bookings increased over the third quarter of 2007. We could experience decreases in bookings in the future, and as a result, our net sales and operating results may be adversely affected.

The competitive and capital-intensive nature of the semiconductor industry increases the difficulty of maintaining gross margin and maintaining and capturing market share.

We face substantial competition in the industry, from both potential new market entrants and established competitors. Competitors may have greater financial, marketing, technical or other resources, and greater ability to respond to pricing pressures, than we do. They may also have broader product lines, ability to reduce price through product bundling, greater experience with high-volume manufacturing, greater customer service capabilities, or larger and more established sales organizations and customer bases. To maintain or capture a position in the market, we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our research and development and warranty costs. Semiconductor equipment manufacturers incur substantial costs to install and integrate capital equipment into their production lines. This increases the likelihood of continuing relationships with chosen equipment vendors, including our competitors, and the difficulty of penetrating new customer accounts. In addition, sales of our systems depend in significant part upon a prospective customer’s decision to increase or expand manufacturing capacity — which typically involves a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy sales cycle, during which we may expend substantial funds and management effort. Heightened competition may also force price reductions that could adversely affect our results of operations.

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

We sell to a limited number of customers, and we expect that sales to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. Although the composition of the group comprising our largest customers varies from year to year, the loss of a significant customer or any reduction in orders from any significant customer, including reductions due to customer departures from recent buying patterns, as well as economic or competitive conditions in the semiconductor industry, could materially and adversely affect our business, financial condition or results of operations. Because products are configured to customer specifications, changing, rescheduling or canceling may result in significant non-recoverable costs.

We are exposed to the risks of global operations.

We serve an increasingly global market. Substantial operations outside of the United States and export sales expose us to certain risks that may adversely affect our operating results and net sales, including, but not limited to:

•	Tariffs and other trade barriers;

•	Challenges in staffing and managing foreign operations and providing prompt and effective field support to our customers outside of the United States;

•	Difficulties in managing foreign distributors;

•	Potential adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we conduct business;

•	Governmental controls, either by the United States or other countries, that restrict our business overseas or the import or export of semiconductor products, or increase the cost of our operations;

•	Longer payment cycles and difficulties in collecting accounts receivable outside of the United States;

•	Inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions;

•	Adverse conditions in credit markets;

•	Global or regional economic downturns; and

•	Political instability, natural disasters, acts of war or terrorism.

We enter into foreign currency forward exchange contracts to hedge against the short-term impact of currency fluctuations, including forecasted sales transactions denominated in Japanese yen. There is no assurance that our hedging program will be effective. Exchange rate volatility may also increase the cost of our exported products for international customers and inhibit demand.

There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition or results of operations. In addition, each region in the global equipment market exhibits unique market characteristics that can cause capital equipment investment patterns to vary significantly from period to period. We derive a substantial portion of our revenues from customers in Asia. Any negative economic developments, legal or regulatory changes, terrorism in Asia or geo-political instability in Asia, including the possible outbreak of hostilities or epidemics involving Singapore, China, Taiwan, Korea or Japan, could result in the cancellation or delay by certain significant customers of orders for our products, which could adversely affect our business, financial condition or results of operations. Our continuing expansion in Asia renders us increasingly vulnerable to these risks.

From time to time we may enhance, modify or upgrade our enterprise resource planning and other key software applications, which could cause unexpected problems to occur and could cause disruption to the management of our business.

From time to time, we may enhance, modify or upgrade our enterprise resource planning (ERP) system used for our worldwide operations, as well as other key software applications used in our operations. Our ERP system is integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements.

Enhancements may eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. We may encounter unexpected difficulties or costs or other challenges, any of which may disrupt our business or cause delays in the reporting of our financial results. Our existing systems, procedures or controls may not be adequate to support our operations and require us to change our internal business practices. Corrections and improvements may be required as we enhance, modify or upgrade our systems, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. If we fail to manage these changes effectively, it could adversely affect our ability to manage our business and our operating results.

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

Intellectual Property Litigation

We are currently involved in certain legal proceedings and may become involved in other such proceedings in the future. These proceedings may involve claims against us of infringement of intellectual property rights of third parties. It is inherently difficult to assess the outcome of litigation, and there can be no assurance that we will prevail in any specific proceedings. Any such litigation could result in substantial cost to us, including diversion of the efforts of our technical and management personnel, and this could have a material adverse effect on our business, financial condition and operating results. If we are unable to successfully defend against such claims, we could be required to expend significant resources to develop or license alternative non-infringing technology or to obtain a license to the subject technology. There is no assurance that we will be successful with such development, or that a license will be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products, which could materially and adversely affect our business, financial condition and operating results.

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

Changes in tax rates, tax assets or liabilities could negatively impact our future results.

We are subject to taxation in the United States and other countries. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in the tax laws. We are also subject to regular examination of our tax returns by the Internal Revenue Service (IRS) and other tax authorities. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. We could face significant future challenges on these transfer pricing issues in one or more jurisdictions and may not achieve anticipated tax rate reductions related to the international business structure implemented in 2006. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals. Factors that could cause estimates to be materially different include, but are not limited to:

•	Changes in the regulatory environment;

•	Changes in accounting and tax standards or practices; and

•	Overall business conditions in the equipment industry.

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

From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties or other claims made against certain parties. We have been, and in the future may be, compelled to enter into or accrue for probable settlements of alleged indemnification obligations or subject to potential liability arising from our customer’s involvements in legal disputes. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.

We face risks associated with acquisitions, divestitures, and other transactions.

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

When we make a decision to sell assets or a business, we may encounter difficulty completing the transaction as a result of a range of possible factors such as new or changed demands from the buyer. These circumstances may cause us to incur additional time or expense or to accept less favorable terms, which may adversely affect the overall benefits of the transaction.

Acquisitions, divestitures, and other transactions are inherently risky, and we cannot provide any assurance that our previous or future transactions will be successful. The inability to effectively manage the risks associated with these transactions could materially and adversely affect our business, financial condition or results of operations.

Our financial results may fall short of anticipated levels; forecasting revenues and profitability is complex and our forecasts may be inaccurate.

Management typically provides quarterly financial forecasts. These forecasts when made are based on assumptions believed to be reasonable at the time. However, actual results may vary from forecasted results for a variety of reasons. Our lengthy sales cycle, coupled with customers’ competing capital budget considerations, make the timing of customer orders difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. As a result, our revenues and operating results for a quarter depend on our shipping orders as scheduled during that quarter, receiving customer acceptance of shipped products during the quarter, and obtaining new orders for products to be shipped in that same quarter. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially and adversely affect our financial results.

Our quarterly operating results and stock price are unpredictable.

We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results, which may adversely affect our stock price. Our future quarterly operating results and stock price may not align with past trends. The factors that could lead to fluctuations in our results include, but are not limited to:

•	Economic conditions in the electronics and semiconductor industry generally and the equipment industry specifically;

•	Unpredictability of demand for and variability of mix of our products in our forecast, which can cause unexpected positive or negative inventory adjustments in a particular period;

•	Emergence of new industry standards;

•	Competitive pricing pressures;

•	Changing demand for and sales of lower-margin products relative to higher-margin products;

•	Failure to receive anticipated orders in time to permit shipment during the quarter;

•	Timing and cancellation of customer orders and shipments, including deferring orders of our existing products due to new product announcements by us and/or our competitors;

•	Building our systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	The effect of revenue recognized upon acceptance with little or no associated costs;

•	Foreign currency exchange rate fluctuations;

•	Fluctuation in warranty costs;

•	Variability in manufacturing yields; and

•	Ability to fund capital requirements.

As of February 27, 2008, we held approximately $123.5 million of tax free investments, classified as current assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government or closed-end municipal funds. From February 1, 2008 through February 27, 2008, $71.7 million of our auction rate securities were part of failed auctions and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. As a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe these securities are not significantly impaired, primarily due to either the government guarantee of the underlying securities or more than 200% collateral in the case of closed-end funds. However, it could take until the final maturity of the underlying notes (up to 50 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Compliance with current and future environmental regulations may be costly.

We may be subject to environmental and other regulations in certain states and countries where we produce or sell our products. We also face increasing complexity in our product design and procurement operations as we adjust to new and prospective requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union (EU). The EU also makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Other countries, such as the United States, China and Japan, have enacted or may enact similar laws or regulations similar to the EU. These and other future environmental regulations could require us to reengineer certain of our existing products.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Information regarding our principal properties at December 31, 2007 is as follows:

# of		Operating			Square
Buildings	Location	Segment	Use	Ownership	Footage

7	San Jose, CA	Semiconductor Group	Corporate Headquarters, Manufacturing, Research and Development, Engineering, Applications Demonstration Lab, Customer Support, Administration and Warehousing	Owned	491,000
4	Tualatin, OR	Semiconductor Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Owned	442,000
1	Phoenix, AZ	Semiconductor Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Leased	32,000
1	Des Plaines, IL	Industrial Applications Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Owned	41,000
1	Plainville, MA	Industrial Applications Group	Customer Support and Warehousing	Owned	25,000
1	Leicestershire, UK	Industrial Applications Group	Manufacturing, Customer Support, Administration and Warehousing	Owned	9,000

# of		Operating			Square
Buildings	Location	Segment	Use	Ownership	Footage

1	Rendsburg, Germany	Industrial Applications Group	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	Owned	189,000
1	Hauterive, Switzerland	Industrial Applications Group	Manufacturing, Research and Development, Customer Support and Administration	Owned	128,000

			Total	Owned	1,325,000	Sq. Ft.
				Leased	32,000	Sq. Ft.

In our Semiconductor Group, we also lease several domestic field offices totaling approximately 28,000 square feet of space and several sites outside the United States totaling approximately 242,000 square feet of space, that we use as sales and customer service centers. Our facilities in Europe include approximately 73,000 square feet of leased space in various countries including Germany, France, Italy, Ireland, and Israel. Our facilities in Asia include approximately 169,000 square feet of leased space in various countries including China, India, Japan, Korea, Malaysia, Singapore, Taiwan and Vietnam. We also domestically own and lease approximately 571,000 square feet of space of which approximately 398,000 square feet is leased to others and the remaining is unutilized.

In our Industrial Applications Group, we also lease five field offices totaling approximately 28,000 square feet in Germany, Switzerland, China and Japan. We also own and lease to others approximately 39,000 square feet of space in Mettmann, Germany.

We believe that our facilities are sufficient to meet our requirements for the foreseeable future.

Item 3.	Legal Proceedings

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages), declaratory relief and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition and breach of warranty. The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal affirmed this dismissal on June 18, 2007. Trial on the remaining claims is currently set for November 10, 2008. At this time, we cannot predict the ultimate outcome of this case, nor can we estimate a range of potential loss, if any. However, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

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

Stock Information

Novellus’ common stock is traded on The NASDAQ Stock Market and is quoted on the NASDAQ Global Select Market (formerly the Nasdaq National Market) under the symbol “NVLS.” The following table sets forth the closing high and low prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	2007
	High	Low

First Quarter	$34.82	$29.96
Second Quarter	33.85	28.37
Third Quarter	33.03	25.90
Fourth Quarter	28.72	25.65

	2006
	High	Low

First Quarter	$30.62	$23.85
Second Quarter	26.57	22.28
Third Quarter	28.91	22.55
Fourth Quarter	35.00	26.13

As of February 22, 2008, there were 773 holders of record of our common stock. We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to use the cash generated from operations to reinvest in the business and to repurchase common shares. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Following is a summary of our stock repurchases for the quarter ended December 31, 2007.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs

September 30, 2007 through November 3, 2007	2,883,762	$27.84	2,883,762	$1.3 billion
November 4, 2007 through December 1, 2007	6,176,907	$26.19	6,176,907	$1.1 billion
December 2, 2007 through December 31, 2007	4,681,008	$26.62	4,681,008	$1.0 billion

Total	13,741,677	$26.68	13,741,677	$1.0 billion

At various times, the Board of Directors has authorized us to repurchase our outstanding common stock, including approvals of $1.0 billion on September 14, 2004 and another $1.0 billion on October 26, 2007. As of December 31, 2007, we had a remaining amount of $1.0 billion available for stock repurchases under these authorizations.

In addition to shares repurchased above, we withheld 11,257 shares through net share settlements during the three months ended December 31, 2007 upon the vesting of restricted stock awards to cover tax withholding obligations.

The following graph compares the cumulative 5-year total return attained by shareholders on our common stock relative to the cumulative total returns of the S & P 500 index and the RDG Technology Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from December 31, 2002 to December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Novellus Systems, Inc., The S & P 500 Index
And The RDG Technology Composite Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	December 31,
	2002	2003	2004	2005	2006	2007
Novellus Systems, Inc.	$100.00	$149.75	$99.32	$85.90	$122.58	$98.18
S & P 500	$100.00	$128.68	$142.69	$149.70	$173.34	$182.87
RDG Technology Composite	$100.00	$150.27	$153.63	$158.57	$173.85	$204.38

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

Set forth below is a summary of certain consolidated financial information with respect to Novellus as of the dates and for the periods indicated. The Consolidated Statements of Operations data set forth below for each of the five years in the period ended December 31, 2007 and the Consolidated Balance Sheet data at each respective year end have been derived from our Consolidated Financial Statements, which have been audited. We acquired Voumard Machine Co. SA (Voumard) on November 18, 2005 and Peter Wolters AG on June 28, 2004. These transactions were accounted for as purchase business combinations and the Selected Consolidated Financial Data includes the operating results and financial information of these companies from their respective dates of acquisition.

Selected Consolidated Financial Data

The following selected consolidated financial data has been derived from our historical Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and the accompanying notes for the corresponding fiscal years:

	Years Ended December 31,
	2007		2006		2005		2004		2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net sales	$1,570,049		$1,658,516		$1,340,471		$1,357,288		$925,070
Gross profit	769,189	(1)	824,349	(3,4)	599,126	(6,7)	665,130	(8)	380,000	(10)
Income (loss) before cumulative effect of change in accounting principle	213,700	(1,2)	189,068	(3,4,5)	110,107	(7)	156,690	(9)	(5,034	)(10)
Cumulative effect of change in accounting principle	—		948	(4)	—		—		(62,780	)(11)
Net income (loss)	$213,700	(1,2)	$190,016	(3,4,5)	$110,107	(7)	$156,690	(9)	$(67,814	)(10)
Per common share:
Income (loss) before cumulative effect of change in accounting principle
Basic	$1.78		$1.51		$0.80		$1.07		$(0.03)
Diluted	$1.75		$1.49		$0.80		$1.06		$(0.03)
Cumulative effect of change in accounting principle, net of tax
Basic	$—		$0.01		$—		$—		$(0.42)
Diluted	$—		$0.01		$—		$—		$(0.42)
Net income (loss)
Basic	$1.78		$1.52		$0.80		$1.07		$(0.45)
Diluted	$1.75		$1.50	(3)	$0.80		$1.06		$(0.45)
Shares used in basic per share calculations	119,782		125,286		137,447		145,956		150,680
Shares used in diluted per share calculations	121,915		126,483		138,423		147,937		150,680

December 31,	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$596,766	$853,328	$654,983	$592,187	$1,009,312
Working capital	$894,749	$1,151,458	$1,019,168	$1,045,294	$1,350,906
Total assets	$2,076,943	$2,362,492	$2,290,249	$2,401,832	$2,338,900
Long-term debt	$143,267	$127,862	$124,858	$161,103	$—
Shareholders’ equity	$1,529,087	$1,834,705	$1,779,283	$1,861,834	$2,071,860

(1)	Stock-based compensation recorded in cost of sales, SG&A and R&D expenses was $1.9 million, $17.6 million and $8.7 million, respectively, for the year ended December 31, 2007.

(2)	The fiscal year 2007 results include a net restructuring and other benefit of $8.0 million, primarily resulting from a gain on sale of property and buildings in San Jose, California.

(3)	On January 1, 2006, we adopted SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151), which increased gross profit by approximately $2.5 million. This resulted in an increase to net income of $1.5 million, net of tax, or $0.01 per diluted share for fiscal year 2006.

(4)	The fiscal year 2006 results include a $0.9 million benefit, net of tax, from the cumulative effect of a change in accounting principle due to the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Stock-based compensation recorded in cost of sales, SG&A and R&D expenses increased by $0.7 million, $20.2 million and $9.9 million, respectively, from amounts recorded in 2005, primarily as a result of adopting SFAS 123R.

(5)	The fiscal year 2006 results include a pre-tax net restructuring charge of $10.7 million, a pre-tax charge of $3.3 million for a legal settlement and a tax charge of $46.1 million related to the implementation of a new global business structure. The tax charge was partially offset by an $8.5 million tax benefit attributable to the settlement of an IRS audit.

(6)	In 2005, we recorded a credit to cost of sales of approximately $15.1 million related to the sale of inventories previously written down.

(7)	In 2005, we recorded net restructuring and other charges of $9.2 million and inventory write-downs due to restructuring of $5.3 million.

(8)	In 2004, we recorded a credit to cost of sales of approximately $9.0 million related to the sale of inventories previously written down.

(9)	In 2004, we recorded net restructuring and other charges of $1.5 million, acquired in-process research and development write-offs of $6.1 million, net recovery from legal settlements of $2.6 million and the reversal of previously accrued royalty payments of $8.1 million.

(10)	We recorded $59.8 million of pre-tax charges for the year ended December 31, 2003 as a result of a restructuring plan to align our cost structure with business conditions. The charges consisted of an inventory write-down of $44.0 million (included in gross profit), asset write-offs of $7.9 million, facilities charges of $4.1 million, and severance of $3.8 million. In addition, we recorded a charge for litigation settlements of $2.7 million.

(11)	As a result of the early adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” we recorded a non-cash charge of $62.8 million, net of tax, for the year ended December 31, 2003, as a cumulative effect of a change in accounting principle from the consolidation of properties previously accounted for as synthetic leases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following information should be read in conjunction with “Part I, Item 1. Business,” “Part I, Item 6. Selected Financial Data” and “Part II, Item 8. Consolidated Financial Statements” and the notes thereto. Forward-looking statements in this Annual Report on Form 10-K may be identified by words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” or similar expressions, and include, without limitation:

•	Statements about the growth of the semiconductor industry; market size, share and demand (particularly demand for corporate and consumer electronic devices); product performance; our expectations, objectives, anticipations, intentions and strategies regarding the future; expected operating results, revenues and earnings; and current and potential litigation, which statements are subject to various uncertainties, including, without limitation, those discussed in “Item 1A. Risk Factors”;

•	The statements in “Item 1. Business — Semiconductor Business Strategy,” concerning (1) our focus on reducing customer costs; (2) our intent to broaden our interconnect offerings; (3) our strategy to expand our market presence in, and our belief in future growth potential of, Asia; and (4) our plan to leverage our low cost manufacturing structure, which statements are subject to various risks and uncertainties, including, without limitation, shifts in demand from expensive, high-performance products to lower priced, conventional products, resulting in reduced profit for semiconductor manufacturers; increases in the costs of material, labor or conducting a global business, or inability to enhance our systems’ productivity, which may preclude us from containing costs to customers; the current and other periodic downturns in the semiconductor industry and the global or domestic economy; political or economic instability in Asia, and fluctuations in interest and foreign currency exchange rates;

•	The statements in “Item 1. Business — Semiconductor Manufacturing Products” of our beliefs in the performance and effectiveness of our products, including that we have an important advantage in extending copper/low-k processes to advanced semiconductor devices based on our understanding of interactions between planarization, deposition and surface preparation, which statements are subject to various risks and uncertainties, including, among others, the inaccuracy of our assessment of our products’ capabilities; technical difficulties which preclude our products from performing as expected; competitors’ greater financial, marketing, technical, customer service or other resources, broader product lines, and larger and more established sales organizations and customer bases; future competition from new market entrants; competitors’ design and performance product improvements that may offer superior price or performance features over our products; difficulties integrating, developing and commercializing SpeedFam-IPEC CMP systems; and difficulties in selecting, developing, manufacturing and marketing our new products or enhancing our existing products;

•	The statements in “Item 1. Business — Marketing, Sales and Service” of our beliefs that (1) our strategy of supporting our installed base through customer support and R&D groups has accelerated penetration of certain key accounts and (2) our marketing efforts are enhanced by the technical expertise of our R&D personnel, which statements are subject to certain risks and uncertainties, including, without limitation, that during periods of rapid growth, we may not be able to hire, assimilate and retain a sufficient number of qualified customer support and R&D personnel;

•	The statement in “Item 1. Business — Research and Development” regarding our belief that R&D expenditures will continue to represent a substantial percentage of sales, which statement is subject to certain risks and uncertainties, including, among others, the risk that we may be unable to allocate substantial resources to R&D;

•	The statements in “Item 1. Business — Manufacturing” regarding our belief that our outsourcing strategy enables us to minimize our fixed costs and capital expenditures while also providing the flexibility to increase capacity as needed and allows us to focus on product differentiation through system design and quality control, which statements are subject to various risks and uncertainties, including, without limitation, a prolonged inability to obtain certain components imperative to our operations and our failure to work efficiently with suppliers;

•	The statement in “Item 1. Business — Competition” regarding our belief as to our ability to compete favorably in our market segments, which statement is subject to various risks and uncertainties, including, among others, the greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases that some of our competitors possess; future competition from new market entrants from overseas and domestic sources; our competitors’ improvement of the design and performance of their products that may offer superior price or performance features as compared to our products; and our success in selecting, developing, manufacturing and marketing our new products or enhancing our existing products;

•	The statements in “Item 1. Business — Patents and Proprietary Rights” regarding (1) our intentions to vigorously protect our intellectual property rights; and (2) our belief that the outcomes of current litigation will not have a material impact on our business, financial condition or results of operations; and (3) our belief that in the future, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to defend us against claimed infringement of the rights of others and to determine the scope and validity of the intellectual property rights of others; which statements are subject to various risks and uncertainties, including, without limitation, the risk that patents will not be issued from any of our pending applications or that claims allowed from existing or pending patents will not be sufficiently broad to protect our technology; the risk that litigation could result in substantial cost and diversion of our effort and the risk that adverse litigation determinations could result in a loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products;

•	The statement in “Item 1. Business — Environmental Matters” that federal, state and local provisions regulating discharge of materials into the environment and remedial agreements or other environmental actions are not expected to have a material effect on our capital expenditures, financial condition, results of operations or competitive position, which statement is subject to certain risks and uncertainties, including, among others, that we have inaccurately assessed the environmental impact of our activities or the compliance requirements of environmental provisions and agreements;

•	The statement in “Item 2. Properties” that our facilities are sufficient to meet our needs for the foreseeable future, which statement is subject to certain risks and uncertainties, including, among others, inaccurate estimates related to our facility needs and an unexpected need to expand operations;

•	The statements in “Item 3. Legal Proceedings” of our belief that the ultimate disposition of the Linear Technology Corporation action and other litigation matters will not have a material adverse effect on the impact on our business, financial condition or the overall trend in our results from operations, which statement is subject to various risks and uncertainties, including, without limitation, inherent uncertainty surrounding the litigation process and our ability to accurately predict the determination of complex issues of fact and law;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Our Business and Industry” regarding (1) our close relationships with our customers and substantial investments in R&D positioning us for future growth; (2) our expectation that net orders will continue to fluctuate; (3) our belief as to strong underlying industry demand over the long term; and (4) our goal to continue to implement cost reduction and expense control measures that will further reduce our ongoing operating costs and expenses, which statements are subject to numerous risks and uncertainties, including, without limitation, our inability to maintain our customer accounts, realize marketable products from our investments, attain market acceptance for new product introductions or inability to reduce expenses through business shutdowns;

•	The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Sales and Research and Development (R&D)” of our strategies, beliefs, plans, expectations and anticipations including (1) continuation of our R&D commitment to improvement of new products and enhancement of our current product lines; and (2) significant investment in R&D in order to remain competitive, which statements are subject to numerous risks and uncertainties, including, without limitation, risks and uncertainties associated with technical and operational difficulties with our products that result in continued increases in warranty costs; and our inability to allocate substantial resources to R&D programs;

•	The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Income Taxes” regarding (1) our expectation to achieve tax rates lower than current federal rates due to the geographical mix of income at lower rates, foreign tax credit planning strategies and unbenefitted capital and foreign losses from prior years; (2) our belief that we have accurate accruals for any potential adjustment resulting from foreign tax examinations and (3) our belief that the majority of deferred tax assets will be realized due to anticipated future income, which statements are subject to certain risks and uncertainties including changes to our eligibility for foreign tax credits, shifts in our geographical mix of income, our inability to adequately estimate the amount of potential adjustments and difficulties in accurately predicting future incomes impact upon deferred taxes;

•	The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Critical Accounting Policies” regarding the calculation of allowances, reserves, and other estimates that are based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, and the significant judgments of management that underlie the preparation of our consolidated financial statements including, without limitation, (1) our belief that deferred tax assets will be realized due to future income; (2) the positive or negative impact on gross profit of possible revisions to estimated warranty liability; and (3) the lack of speculative risk in connection with our forward foreign exchange contracts, which statements are subject to certain risks and uncertainties, including, among others, the inaccuracy of our calculations, estimates, assumptions and judgments, regarding critical accounting policies; that actual and future product failure rates, material usage, installation costs, customer reserves or other estimates may differ from our historical experience, requiring revisions to our estimated doubtful account allowances, additional inventory write-downs, restructuring charges, litigation, warranty, and other reserves; the insufficiency of anticipated future income, whether due to a downturn in the semiconductor industry or increases in expenses; and the accuracy of our estimates and beliefs regarding warranty liability and foreign exchange contracts;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” that (1) we expect to use any proceeds from our credit agreement for working capital and other corporation purposes; and (2) our current cash positions, operating cash flow and available borrowings will be sufficient to meet our needs for the next 12 months to execute our business plan; which statements are subject to certain risks and uncertainties, including, among others, unanticipated limitations on the use of proceeds from certain credit agreements and inability to accurately predict cash outlays, and an unanticipated need for additional liquid assets in the next 12 months to fund operations and repurchases of our Common Stock;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” that (1) we expect to use any proceeds from our credit agreement for working capital and other corporation purposes; (2) our current cash positions, operating cash flow and available borrowings will be sufficient to meet our needs for the next 12 months to execute our business plan; (3) our belief that we will be able to liquidate our investments in auction rate securities without significant loss within the next year, and (4) our belief that the auction rate securities will not be significantly impaired due to the government’s guarantee of the underlying securities, which statements are subject to certain risks and uncertainties, including, among others, unanticipated limitations on the use of proceeds from certain credit agreements and inability to accurately predict cash outlays, an unanticipated need for additional liquid assets in the next 12 months to fund operations and repurchases of our Common Stock, inability to accurately predict our ability to recover the carrying value of our investment in auction rate securities, market changes negatively affecting auction rate securities and the government’s inability to guarantee the underlying securities;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” that it is not probable that we will be required to pay any amounts under standby letters of credit arrangements or guarantee arrangements on behalf of our consolidated subsidiaries, which statement is subject to certain risks and uncertainties, including, without limitation, the inaccuracy of our assessment of our obligations under credit and guarantee arrangements;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” that we expect to make payments of $1.6 million related to our pension and post-retirement benefit plans in fiscal 2008, which statement is subject to certain risks and uncertainties, including, without limitation, inaccuracies related to the amount of payments to be made to the Company’s pension and post-retirement benefit plans;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Purchase Commitments” that we made adequate provision for potential exposure related to inventory on order which may go unused, which statement is subject to certain risks and uncertainties, including, without limitation, an unanticipated decline in demand that would increase our inventory-related exposure;

•	The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements” that (1) we do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months and (2) we do not anticipate the adoption of SFAS 157, SFAS 141R, SFAS 159 or SFAS 160 will have a significant impact on our Consolidated Financial Statements, which statements are subject to certain risks and uncertainties, including, without limitation, inability to accurately assess the impact of recent accounting pronouncements on our Consolidated Financial Statements;

•	The statement in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk” that we believe that an immediate change to interest rates to variable short-term borrowings will not have a material effect on our results, which statement is subject to certain risks and uncertainties, including, without limitation, that we have inaccurately assessed our future borrowing needs;

•	The statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Significant Accounting Policies — Cash Flow Hedging” that we anticipate reclassifying net losses from OCI to earnings within 12 months, which statement is subject to certain risks and uncertainties, including, without limitation, inability to reclassify net losses from OCI to earnings within 12 months due to fluctuations in foreign currency forward exchange contracts and the inability to anticipate hedge effectiveness;

•	The statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Significant Accounting Policies — Concentration and Other Risks” regarding (1) our expectation that sales of our products to a few customers will account for a high percent of our total system sales in the foreseeable future and (2) our belief that there is no significant risk of nonperformance of payment obligations of counterparties, which statements are subject to certain risks and uncertainties, including, without limitation, our inability to retain current customers due to unforeseeable market changes, unexpected loss of a major customer that accounts for a high percent of our total sales, and inability to accurately predict the creditworthiness of large financial institutions;

•	Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3. Financial Instruments” that our investment securities are liquid and management intends, if necessary, to liquidate the securities to fund operations in the next 12 months, which statements is subject to certain risks and uncertainties, including, without limitation, unanticipated need for additional liquid assets in the next 12 months to fund operations;

•	Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5. Goodwill and Other Intangible Assets” of our future estimated amortization expense for the identifiable intangible assets, which statement is subject to certain risks and uncertainties, including, without limitation, the accuracy of our accounting judgments and estimates underlying the amortization expense amount;

•	Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 7. Restructuring and Other Charges (Benefits)” that we estimate that future rent obligations will be paid in cash through 2017, which statement is subject to certain risks and uncertainties, including, without limitation unanticipated amendments to our leased facilities and inability to accurately predict the effectiveness of our restructuring plans; and

•	Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12. Income Taxes” that we do not anticipate a reduction of our unrecognized tax benefits as a result of a lapse of the applicable statute of limitations during the next 12 months, which statement is subject to certain risks and uncertainties, including, without limitation unanticipated changes to the Company’s tax position.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of Novellus. Our MD&A addresses the following topics:

•	Overview of Our Business and Industry;

•	Financial Performance Overview;

•	Results of Operations;

•	Critical Accounting Policies;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations;

•	Purchase Commitments; and

•	Recent Accounting Pronouncements.

Overview of Our Business and Industry

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus, we primarily develop, manufacture, sell and support equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Customers for these products manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties. The segment of our business serving this area is the Semiconductor Group.

In 2004, we diversified by acquiring Peter Wolters AG, a German company specializing in lapping and polishing equipment for a number of industries. With the acquisition of Peter Wolters AG, Novellus entered into market sectors beyond semiconductor manufacturing. We call this segment the Industrial Applications Group (IAG). In November 2005 we acquired Voumard, a privately-held manufacturer of high-precision machine manufacturing tools based in Neuchatel, Switzerland, to expand our product offerings within IAG.

In the Semiconductor Group, our business depends on capital expenditures made by integrated circuit manufacturers, who in turn are dependent on corporate and consumer demand for integrated circuits and the electronic products which use them. Since the industry in which we operate is driven by spending for electronic products, our business is directly affected by growth or contraction in the global economy as well as by the adoption of new technologies. Demand for personal computers, the expansion of the Internet and telecommunications industries, and the emergence of new applications in consumer electronics have a direct impact on our business. In addition, the industry is characterized by intense competition and rapidly changing technology. We continue to work closely with our customers and make substantial investments in research and development in order to continue delivering innovative products which enhance productivity for our customers and utilize the latest technology. We believe these investments have positioned us for future growth.

In the Industrial Applications Group, our business depends on capital expenditures made by manufacturers in sectors such as vehicles, aircraft and electronic products, parts and components. At the broadest level, machine tools demand is highly sensitive to macroeconomic conditions as our customer base includes some of the most cyclically sensitive industries in the economy. As a result, such variables as the outlook for overall economic growth, fixed investment and durable goods shipments directly affect the growth of our business. Our industrial business also depends on niche applications in addition to the general machine tool cycle. As we continue to expand our capabilities in this segment, our operations are increasingly impacted by the wafer industry which, similar to the semiconductor segment, is also characterized by intense competition and rapidly changing technology.

We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income and net income per share are the primary measures we use to monitor performance. We also use certain non-GAAP measures, such as shipments and net orders, to assess business trends and performance. Shipments consists of products shipped to customers, without regard to net sales adjustments such as deferrals associated with customer acceptance. Shipments and net orders, which are also referred to as bookings, are used to forecast and plan future operations. Net orders consist of current period orders less current period cancellations. We do not report orders for systems with delivery dates more than 12 months after receipt of the order.

The following table sets forth certain quarterly and annual financial information for the periods indicated (in thousands, except per share data):

	Quarterly Financial Data
	First	Second	Third	Fourth	Year Ended
	Quarter	Quarter	Quarter	Quarter	December 31,

2007:
Net sales	$396,974	$416,335	$393,277	$363,463	$1,570,049
Gross profit	$194,909	$208,110	$194,307	$171,863	$769,189
Net income	$53,783	$57,345	$49,711	$52,861	$213,700
Diluted net income per share	$0.42	$0.45	$0.41	$0.47	$1.75
Shipments	$389,052	$436,382	$387,817	$363,055	$1,576,306
Increase (decrease) in shipments from prior period	(0)%	12%	(11)%	(6)%	(2)%
Net orders	$412,219	$332,201	$305,329	$343,086	$1,392,835
Increase (decrease) in net orders from prior period	(7)%	(19)%	(8)%	12%	(22)%
2006:
Net sales	$365,906	$410,073	$444,032	$438,505	$1,658,516
Gross profit	$167,540	$204,764	$226,525	$225,520	$824,349
Income before cumulative effect of a change in accounting principle	$23,769	$52,705	$70,020	$42,574	$189,068
Net income	$24,717	$52,705	$70,020	$42,574	$190,016
Diluted net income per share before cumulative effect of a change in accounting principle	$0.18	$0.42	$0.57	$0.34	$1.49
Diluted net income per share	$0.19	$0.42	$0.57	$0.34	$1.50
Shipments	$354,160	$457,320	$414,213	$390,151	$1,615,844
Increase (decrease) in shipments from prior period	12%	29%	(9)%	(6)%	20%
Net orders	$416,770	$457,545	$470,322	$441,620	$1,786,257
Increase (decrease) in net orders from prior period	19%	10%	3%	(6)%	43%
2005:
Net sales	$339,740	$329,585	$338,878	$332,268	$1,340,471
Gross profit	$153,869	$157,562	$147,194	$140,501	$599,126
Net income	$30,471	$33,231	$23,415	$22,990	$110,107
Diluted net income per share	$0.22	$0.24	$0.17	$0.17	$0.80
Shipments	$360,663	$347,595	$316,423	$316,574	$1,341,255
Increase (decrease) in shipments from prior period	8%	(4)%	(9)%	0%	(4)%
Net orders	$301,594	$309,214	$286,929	$351,018	$1,248,755
Increase (decrease) in net orders from prior period	(9)%	3%	(7)%	22%	(17)%

Due to the cyclical nature of our business, we expect that net orders will continue to fluctuate. The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders result in revenue either at shipment and transfer of title or upon customer acceptance of the equipment. Our revenue recognition policy addresses the distinction between the revenue recognized upon shipment and transfer of title and the revenue recognized upon customer acceptance. Equipment generally ships within two to six months of receiving the related order and if applicable, customer acceptance is typically received one to six months after shipment. These time lines are general estimates and actual times may vary depending on specific customer circumstances.

The decrease in net orders from fiscal 2006 is the result of weakening in the DRAM and foundry semiconductor sectors. We believe there is strong underlying demand in the industry over the long term. However, capacity continued to outpace demand through 2007. We took preemptive action in the Semiconductor Group to reduce expenses in the second half of 2007, including business shutdowns, which reduced operating expenses by approximately $5.2 million in 2007. In 2008, our goal is to continue to implement cost reduction and expense control measures that will further reduce our ongoing operating costs and expenses.

Demand for our systems can vary significantly from period to period as a result of several factors, including, but not limited to, downturns in the economy and semiconductor industry, supply of and demand for semiconductor devices, and competition in the semiconductor industry among suppliers of similar products. For these and other reasons, our results of operations for fiscal years 2007, 2006 and 2005 may not necessarily be indicative of future operating results.

Financial Performance Overview

The following is an overview of our financial performance for the year ended December 31, 2007 compared to the year ended December 31, 2006:

•	Net sales decreased 5.3% to $1.6 billion from $1.7 billion;

•	Net income increased 12.5% to $213.7 million from $190.0 million;

•	Diluted net income per share increased to $1.75 from $1.50;

•	Net orders decreased 22.0% to $1.4 billion from $1.8 billion; and

•	Shipment revenue remained relatively consistent at $1.6 billion.

Results of Operations

Net Sales

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	in 2007	in 2006
	(Dollars in thousands)

Semiconductor Group	$1,395,703	$1,547,540	$1,236,515	(10)%	25%
Industrial Applications Group	174,346	110,976	103,956	57%	7%

Net sales	$1,570,049	$1,658,516	$1,340,471	(5)%	24%
International net sales %	74%	72%	73%

The net sales we report is correlated to shipments in the current period, previously reported shipments and timing of customer acceptance. Semiconductor Group net sales decreased $151.8 million from 2006 to 2007 primarily as a result of weakening DRAM and foundry semiconductor industry demand. Industrial Applications Group net sales increased $63.4 million in 2007 from 2006 due primarily to strong demand for polishing systems by silicon wafer manufacturers. Favorable changes in exchange rates contributed to increased net sales by 9% in the Industrial Applications Group from 2006 to 2007.

Net sales related to our Semiconductor Group increased $311.0 million from 2005 to 2006, while sales related to our Industrial Applications Group increased by $7.0 million from 2005 to 2006. The increase in net sales of our Semiconductor Group is primarily due to increased sales volume and a change in the mix of products sold.

Geographical net sales as a percentage of total net sales based on the location of our customers’ facilities were as follows:

	Years Ended December 31,
	2007	2006	2005

Asia	66%	63%	62%
North America	26%	28%	27%
Europe	8%	9%	11%

A significant portion of our net sales is generated in Asia, primarily because a substantial portion of the world’s semiconductor manufacturing capacity is located there. We consider the Asia region to include Korea, Japan, Singapore, Malaysia, China and Taiwan. During 2006, we established an international headquarters in Singapore for international sales, which more closely aligns our operational structure with our customer base. We plan to continue to focus on expanding our market presence in Asia, as we believe that significant additional growth potential exists in this region over the long term.

Gross Profit

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	in 2007	in 2006
	(Dollars in thousands)

Gross profit	$769,189	$824,349	$599,126	(7)%	38%
% of net sales	49%	50%	45%

The decrease in gross profit as a percentage of net sales in 2007 compared to 2006 is due primarily to changes in product mix and a higher percentage of net sales from the Industrial Applications Group where margins are generally lower than the Semiconductor Group.

The increase in gross profit as a percentage of net sales in 2006 compared to 2005 is due primarily to a reduction in installation and warranty costs, a change in the mix of products sold, and efficiencies in operations. Gross margin also increased by $2.5 million from 2005 to 2006 due to the adoption of SFAS 151 and decreased by $0.7 million due to the adoption of SFAS 123R.

Our gross profit from period to period is affected by the treatment of certain product sales in accordance with our revenue recognition policy. See Note 2 of our Consolidated Financial Statements for further disclosure of our accounting policy.

Selling, General and Administrative (SG&A)

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	in 2007	in 2006
	(Dollars in thousands)

SG&A expense	$266,018	$261,389	$206,939	2%	26%
% of net sales	17%	16%	15%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

SG&A expense increased $4.6 million in 2007 from 2006. This primarily relates to an overall increase in employee compensation costs. Merit pay increases during the year were partially offset by reductions in share-based compensation expense and cost savings from additional business shutdowns. Share-based compensation decreased by $4.8 million, primarily due to the reversal of 2006 expense for performance-based restricted stock awards where vesting is no longer probable and the increase in our estimated option forfeiture rate in 2007 from 2006. SG&A expense increased as a percentage of net sales as a result of the 5% decline in net sales from the prior year.

The increase in SG&A expense in 2006 over the prior year, in absolute dollars and as a percentage of sales, is primarily due to an increase in stock compensation expense of $20.2 million related to the adoption of SFAS 123R, the acquisition of Voumard, an increase in headcount to support sales volume and increases in commissions and profit sharing due to increased sales and improved financial performance in 2006.

Research and Development (R&D)

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	in 2007	in 2006
	(Dollars in thousands)

R&D expense	$241,025	$244,201	$247,315	(1)%	(1)%
% of net sales	15%	15%	18%

R&D expense includes compensation and benefits for research and development personnel, project materials, chemicals and other direct expenses incurred in product and technology development. Also included are expenses for equipment repairs and maintenance, rents, utilities and depreciation. Our significant investments in R&D over the past several years reflect our strong commitment to the continuous improvement of our current product lines and the development of new products and technologies. We continue to believe that significant investment in R&D is required to remain competitive, and we plan to continue to invest in new products and enhancement of our current product lines.

R&D expense decreased in absolute dollars in 2007 from 2006 generally due to lower stock-based compensation expense of $2.5 million, combined with reduced depreciation and related facility costs resulting from previous restructuring actions. As a result, R&D expense as a percentage of net sales remained consistent with the prior year.

The slight decrease in R&D expense in 2006 from 2005 results from lower R&D program spending and lower depreciation and related facility costs due to restructuring. This decrease is partially offset by an increase of $9.9 million of stock-based compensation included in R&D primarily as a result of the adoption of SFAS 123R. As a percentage of sales R&D has decreased due to higher sales and relatively fixed R&D spending.

Legal Settlement

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Legal settlement	$—	$3,250	$—
% of net sales	0%	less than 1%	0%

In 2006, we incurred a charge of $3.3 million to settle a customer indemnity claim. No such legal charges were incurred during the years ended December 31, 2007 and 2005.

Restructuring and Other Charges (Benefits)

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Restructuring and other charges (benefits)	$(8,013)	$10,735	$9,175
% of net sales	(1)%	1%	1%

In the fourth quarter of 2007, we completed the sale of certain facilities in San Jose, California, resulting in a gain of $9.1 million that is included in operating income as part of Restructuring and other charges (benefits). This sale substantially completes the actions contemplated under the restructuring plan implemented during the first quarter of 2006. Offsetting the gain on sale of assets was $1.1 million in additional expenses resulting from changes in estimates associated primarily with facility exit costs.

During the first quarter of 2006, we implemented a restructuring plan to dispose of certain owned facilities located in San Jose, California. We considered the change in planned use of the facilities as an indicator of impairment and determined that two of the facilities were impaired, resulting in impairment charges of $8.9 million to write these facilities down to their estimated fair value.

In 2006, we also recorded restructuring charges of $6.0 million related to future lease payments, $1.3 million related to accelerated depreciation of leasehold improvements and $0.2 million related to other charges, all in connection with a restructuring plan we implemented in 2005 to relocate certain operations from Chandler, Arizona to San Jose, California and Tualatin, Oregon. These charges were offset by the reversal of a previously recorded restructuring accrual of $5.5 million due to a change in future estimated sublease income.

During 2005, we incurred a severance charge of $0.8 million and asset impairments of $14.2 million. These charges were offset by the reversal of a previously recorded restructuring accrual of $5.8 million due to a change in future estimated sublease income.

The charges for vacated facilities relate primarily to rent obligations after the abandonment of certain facilities currently under long-term operating lease agreements. When applicable, anticipated future sublease income related to the vacated buildings has been offset against the charge for the remaining lease payments. Additionally, certain property and equipment, including leasehold improvements, associated with the abandoned facilities that had no future economic benefit have been written off. As a result of the 2006 restructuring plan we experienced cash flow savings of $2.0 million and $1.3 million in 2007 and 2006, respectively, due primarily to sublease income. We anticipate savings of approximately $2.3 million in 2008 associated with this restructuring plan.

See Note 7 of our Consolidated Financial Statements for further discussion of our restructuring activities.

Interest and Other Income, net

	Years Ended December 31,			% Change	% Change
	2007	2006	2005	in 2007	in 2006
	(Dollars in thousands)

Interest and other income, net	$44,630	$34,145	$22,916	31%	49%
% of net sales	3%	2%	2%

Interest and other income, net includes interest income, interest expense and other non-operating items.

Interest and other income, net increased $10.5 million in 2007 compared to 2006. This is due primarily to increased interest income of $10.6 million associated with higher interest rates during the year.

The increase in interest and other income, net in absolute dollars for 2006 compared to 2005 is due primarily to an increase in interest income of approximately $7.0 million due to higher balances of interest-bearing cash and short-term investments along with higher interest rates during 2006. Fiscal 2006 results also include a gain of $2.8 million related to our acquisition of Voumard.

Income Taxes

Our effective tax rate was 32%, 44% and 31% in 2007, 2006 and 2005, respectively. The reduction in our effective tax rate in 2007 from 2006 relates primarily to the inclusion of a non-recurring charge of $46.1 million for foreign losses with no current tax benefit associated with the implementation of our new global business structure and an $8.0 million benefit from the adjustment of tax reserves resulting from the conclusion of certain tax examinations. These 2006 charges and benefits are also the primary drivers behind the increase in our effective tax rate in 2006 from 2005. We expect to achieve tax rates lower than current federal rates as we benefit from geographical mix of income at lower rates, foreign tax credit planning strategies and unbenefitted capital and foreign losses from prior years.

Our future effective income tax rate depends on various factors, such as profits (losses) before taxes, tax legislation, the geographic composition of pre-tax income and non-deductible expenses incurred in connection with acquisitions.

With certain exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years prior to 2004, although the utilization of tax loss and credit carryforwards from fiscal years 2001 through 2003 could also be subject to examination. In addition, certain of our foreign subsidiaries are subject to examination by foreign taxing authorities. We believe that adequate accruals have been provided for any potential adjustments that may result from these examinations. The timing of the settlement of these examinations is uncertain.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. It is common for us to ship equipment and transfer title to the buyer, prior to meeting specific revenue recognition criteria related to delivery. In these cases we record the deferred revenue and associated cost of sale in deferred profit on our Consolidated Balance Sheet until all revenue recognition criteria have been met.

Our equipment sales generally have two elements: (a) the equipment and (b) installation of that equipment. While installation services are not essential to the functionality of the delivered equipment, final payment is not billable until customer acceptance for many of our sales contracts. Provided that we meet defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. For those sales contracts where final payment is not billable until customer acceptance, the final payment (which typically exceeds the fair value of the installation services) is recognized upon customer acceptance. This practice creates variability in our gross margin, as revenue related to customer acceptance is recognized with little or no associated costs, which may not be indicative of our future operating performance.

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

Inventory Valuation

We periodically assess the recoverability of all inventories, including raw materials, work-in-process, finished goods and spare parts, to determine whether adjustments for impairment are required. Inventory that is obsolete, or that is in excess of our forecasted usage is written down to its estimated realizable value based on assumptions about future demand and market conditions. If actual demand is lower than our forecast, additional inventory write-downs may be required.

Goodwill and Other Intangible Assets

We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In accordance with our policy, we perform our goodwill impairment test in the fourth quarter of each fiscal year separately for each of our reporting units. We define reporting units as the individual segments we operate. The first step of the test identifies if potential impairment may have occurred, while the second step measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of the asset exceeds the fair value. To date, no impairment losses for goodwill have been recognized. We amortize our intangible assets with definite lives on a straight-line basis over their estimated useful lives.

Income Taxes

As of December 31, 2007, we had approximately $98.5 million of net deferred tax assets. We believe deferred tax assets will be realized due to anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, a valuation allowance for deferred tax assets would decrease income in the period in which such determination is made. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), which we adopted effective January 1, 2007. FIN 48 requires that we recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. No cumulative adjustment to retained earnings was required upon our adoption of FIN 48.

Warranty Obligations

Our warranty policy generally states that we will provide warranty coverage for a predetermined amount of time on systems and modules for material and labor to repair and service the equipment. We record the estimated cost of warranty coverage to cost of sales when revenue is recognized. The estimated cost of warranty is determined by the warranty term, as well as the average historical labor and material costs for a specific product. Should actual product failure rates or material usage differ from our estimates, revisions to the estimated warranty liability may be required. These revisions have had and in the future could have a positive or negative impact on gross profit. We review the actual product failure rates and material usage rates on a quarterly basis and adjust our warranty liability as necessary.

Restructuring and Impairment Charges

Restructuring activities are recorded under the provisions of Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. Accordingly, restructuring accruals are recorded when management initiates an exit plan that will cause us to incur costs that have no future economic benefit. The restructuring accrual related to vacated facilities is calculated net of estimated sublease income. Sublease income is estimated based on current market quotes for similar properties. If we are unable to sublet the vacated properties on a timely basis or if we are forced to sublet them at lower rates due to changes in market conditions, we will adjust the accruals accordingly.

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

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

	December 31,	December 31,
	2007	2006
	(Dollars in thousands)

Cash and cash equivalents	$175,071	$58,463
Short-term investments	421,695	794,865

Total cash, cash equivalents and short-term investments	$596,766	$853,328

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of liquidity as of December 31, 2007 consisted of $596.8 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $256.6 million from $853.3 million as of December 31, 2006, which is primarily due to the purchase of our common stock of $578.5 million offset by cash generated from operations.

As of February 27, 2008, we held approximately $123.5 million of tax free investments, classified as current assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government or closed-end municipal funds. From February 1, 2008 through February 27, 2008, $71.7 million of our auction rate securities were part of failed auctions and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. As a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe these securities are not significantly impaired, primarily due to either the government guarantee of the underlying securities or more than 200% collateral in the case of closed-end funds. However, it could take until the final maturity of the underlying notes (up to 50 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Cash Flow Summary

	Years Ended December 31
	2007	2006	2005
	(Dollars in thousands)

Net cash provided by (used in):
Operating activities	$305,689	$447,153	$273,556
Investing activities	364,107	(234,223)	(136,047)
Financing activities	(553,862)	(197,870)	(203,964)
Effects of exchange rate changes on cash and cash equivalents	674	3,000	741

Net increase in cash and cash equivalents	$116,608	$18,060	$(65,714)

Operating

Net cash provided by operating activities for the year ended December 31, 2007 was $305.7 million. The primary sources of cash from operating activities were net income of $213.7 million, adjusted to exclude the effect of non-cash charges and benefits of $126.4 million, and increases in working capital levels of $34.4 million.

Net cash provided by operating activities for the year ended December 31, 2006 was $447.2 million. The primary sources of cash from operating activities were net income of $190.0 million, adjusted to exclude the effect of non-cash charges and benefits of $149.9 million, and changes in working capital levels of $107.3 million. During 2006 we began to utilize programs to factor or sell accounts receivable, resulting in increased cash and lower accounts receivable in 2006 compared to 2005.

Net cash provided by operating activities for the year ended December 31, 2005 was $273.6 million. The primary sources of cash from operating activities were net income of $110.1 million, adjusted to exclude non-cash charges of $130.5 million, and changes in working capital levels of $33.0 million.

Investing

Net cash provided by investing activities for the year ended December 31, 2007 was $364.1 million, consisting primarily of cash received from net purchases, sales and maturities of short-term investments of $367.8 million and proceeds on the sale of property and equipment of $47.2 million which are primarily related to the sale of property and buildings in San Jose. Net cash was reduced by capital expenditures of $33.2 million.

Net cash used in investing activities in the year ended December 31, 2006 was $234.2 million, consisting primarily of cash paid for capital expenditures of $39.4 million and net purchases, sales and maturities of short-term investments of $176.1 million.

Net cash used in investing activities in the year ended December 31, 2005 was $136.0 million, consisting primarily of cash paid for capital expenditures of $44.7 million and net purchases, sales and maturities of marketable securities of $128.1 million.

Financing

Net cash used in financing activities for the year ended December 31, 2007 was $553.9 million, due primarily to the repurchase of common stock for $578.5 million and payments on short-term lines of credit of $18.1 million. These outflows were partially offset by proceeds from employee stock compensation plans of $41.9 million.

Net cash used in financing activities for the year ended December 31, 2006 was $197.9 million, which was due primarily to the repurchase of common stock for $249.9 million and payments on long-term debt of $10.2 million, partially offset by proceeds from employee stock compensation plans of $42.4 million.

Net cash used in financing activities for the year ended December 31, 2005 was $204.0 million, due primarily to the repurchase of common stock for $226.7 million and payments on long-term debt of $19.9 million, partially offset by proceeds from employee stock compensation plans of $29.9 million.

Liquidity

We have available short-term credit facilities with various financial institutions totaling $89.7 million. These credit facilities bear interest at various rates, expire on various dates through December 2008 and are used for general corporate purposes. As of December 31, 2007, $1.5 million of borrowings were outstanding under the short-term lines of credit at a weighted-average interest rate of 1.3%, $27.7 million was pledged against outstanding letters of credit and the remaining $60.5 million was unutilized.

We also have long-term credit facilities with various institutions totaling $338.9 million, of which $195.7 million was unutilized as of December 31, 2007. These credit facilities bear interest at a weighted-average rate of 5.0% and expire through December 2037. As of December 31, 2007, we had $143.3 million in long-term debt outstanding under these credit arrangements.

Our long-term debt outstanding at December 31, 2007 consists primarily of amounts outstanding under a $153.1 million credit arrangement denominated in Euros used to fund the acquisition of Peter Wolters AG in 2004 and for general corporate purposes. Borrowings are secured by cash or short-term investments on deposit which are included within restricted cash and cash equivalents on our Consolidated Balance Sheet. All borrowings under the credit arrangement are due and payable on or before June 28, 2009.

In December 2006, we entered into a credit agreement with certain lenders (the Agreement), which established a senior unsecured five-year revolving credit line with an aggregate committed amount of $150.0 million. The Agreement includes an option to increase the total line by up to an additional $100.0 million under certain circumstances. We expect to use proceeds, if any, for working capital and other general corporate purposes, including the repurchase of our own common stock. The Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of default, which are subject to various exceptions and qualifications. We were in compliance with these covenants as of December 31, 2007. No amounts have been borrowed under the Agreement as of December 31, 2007.

At various times, the Board of Directors has authorized us to repurchase our outstanding common stock, including approvals of $1.0 billion on September 14, 2004 and another $1.0 billion on October 26, 2007. As of December 31, 2007, we had a remaining amount of $1.0 billion available for stock repurchases under these authorizations.

We believe that our current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet our needs through at least the next twelve months.

Off-Balance Sheet Arrangements

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate during the ordinary course of business. As of December 31, 2007, the maximum potential amount of future payments that we could be required to make under these letters of credit was approximately $27.7 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Guarantee Arrangements

We have guarantee arrangements on behalf of certain of our consolidated subsidiaries for line-of-credit borrowings, overdrafts and operating leases. In the event of default on these arrangements, we would have a maximum exposure of $178.1 million as of December 31, 2007.

Contractual Obligations

We have non-cancelable operating leases for various facilities. Rent expense was approximately $3.8 million, $4.3 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, net of sublease income of $1.0 million for each year. Certain of the operating leases contain provisions which permit us to renew the leases at the end of their respective lease terms.

The following is a table summarizing future minimum lease payments under all non-cancelable operating leases, with initial or remaining terms in excess of one year.

	Years Ending December 31,						Sublease	Net
	2008	2009	2010	2011	2012	Thereafter	Income	Total
	(In thousands)

Non-cancelable operating leases	$8,851	$8,489	$8,158	$7,850	$5,011	$20,984	$(23,205)	$36,138

The following is a table summarizing our contractual obligations under long-term borrowing arrangements. This table excludes amounts recorded on our balance sheet as current liabilities at December 31, 2007.

	Years Ending December 31,
	2009	2010	2011	2012	Thereafter
	(In thousands)

Long-term debt obligations	$142,014	$43	$43	$43	$1,124

Liabilities related to our pension and post-retirement benefit plans are reported in our Consolidated Balance Sheets but are not reflected in a contractual obligation table due to the absence of stated maturities. We have net obligations at December 31, 2007 related to our pension plans and post-retirement medical plan of $6.9 million. We funded $0.6 million to these plans in fiscal 2007. We expect to make payments of $1.6 million in fiscal 2008.

During the first quarter of 2007, we adopted the provisions of FIN 48. Historically interest and penalties and unrecognized tax benefits were classified as current liabilities. Beginning with the adoption of FIN 48, we reclassified interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities within the Consolidated Balance Sheet. As of December 31, 2007, we recorded unrecognized tax benefits of $25.6 million and interest and penalties of $1.8 million, both of which are classified as non-current liabilities in the Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Purchase Commitments

We have firm purchase commitments with various suppliers to ensure the availability of components. Our minimum obligation at December 31, 2007 under these arrangements was $95.3 million. Primarily all amounts under these arrangements are due in 2008. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We have made adequate provision for potential exposure related to inventory on order which may go unused.

Recent Accounting Pronouncements

In June 2006, the EITF issued EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2), which clarifies the accounting for compensated absences known as a sabbatical leave whereby an employee is entitled to paid time off after working for a specified period of time. We adopted the interpretation effective January 1, 2007, resulting in an adjustment to beginning retained earnings of $3.8 million, net of tax of $2.2 million, and an increase to short-term and long-term sabbatical liability of $2.0 million and $4.0 million, respectively. We recognized $0.9 million of additional expense during 2007 as a result of adopting EITF 06-2.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), which we adopted effective January 1, 2007. FIN 48 requires that we recognize the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. No cumulative adjustment to retained earnings was required upon our adoption of FIN 48. As of January 1, 2007, we recorded unrecognized tax benefits of $11.3 million of which $10.5 million was recorded in long-term liabilities and $0.8 million of state and research development credits were reflected in net deferred tax assets. In addition, we recorded cumulative interest and penalties of $0.1 million. See Note 12 of our Consolidated Financial Statements for further disclosure of the impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. The new fair value criteria is primarily applied prospectively upon adoption of SFAS 157. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS 157 to exclude SFAS 13, “Accounting for Leases” from its scope and approved a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to non-financial instruments such as business combinations, acquired goodwill and intangibles, long-lived assets held for disposal and liabilities related to exit or disposal activities. The adoption of SFAS 157 is not expected to have a significant impact on the fair value measurement of our financial instruments. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS 115” (SFAS 159). SFAS 159 permits a company to voluntarily elect to use fair value, instead of historic or original cost, to account for certain financial assets and liabilities. The fair value option is designated on an item-by-item basis, is irrevocable and requires that changes in fair value in subsequent periods be recognized in earnings in the period of change. On the date of adoption, if the fair value option is elected for any existing financial assets or liabilities, all previously unrealized gains or losses, if any, will be charged directly to retained earnings as a cumulative-effect adjustment. Items eligible for the fair value option include available-for-sale securities, held-to-maturity securities, fair value hedges of financial instruments, loans payable and warranty obligations. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 159 will have a significant impact on our Consolidated Financial Statements. Subsequent to our January 1, 2008 adoption of SFAS 159, the election to use the fair value method for future eligible transactions will be made on a case-by-case and instrument-by-instrument basis.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141R will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect that the adoption of SFAS 160 will have a significant impact on our Consolidated Financial Statements as all of our subsidiaries are currently wholly owned.

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

We mitigate default risk by investing in only the safest and highest credit quality securities and by monitoring the credit rating of their issuers. The portfolio includes only short-term investments with active secondary or resale markets to ensure portfolio liquidity. We have no material cash flow exposure due to foreign currency rate changes for cash equivalents and short-term investments.

The interest rate of the majority of our short-term and long-term obligations is floating. Therefore, our results are only affected by the interest rate changes to variable-rate short-term borrowings. Due to the short-term nature of these borrowings, an immediate change to interest rates is not expected to have a material effect on our results.

The tables below present the amounts we recorded and related weighted average interest rates by year of maturity for our investment portfolio and debt obligations as of December 31, 2007 and 2006. The amounts presented in the tables below approximate fair value.

	Periods of Maturity
	Less than	1 to 3	3 to 5	5 to 10	Over 10
December 31, 2007	1 Year	Years	Years	Years	Years	Total
	(In thousands)

Assets:
Cash and cash equivalents	$175,071	$—	$—	$—	$—	$175,071
Average interest rate	2.84%	—	—	—	—	2.84%
Short-term investments	$74,573	$15,739	$2,000	$16,800	$308,900	$418,012
Average interest rate	4.95%	6.66%	5.23%	7.23%	6.14%	5.99%
Restricted cash and cash equivalents	$161,050	$—	$—	$—	$—	$161,050
Average interest rate	4.80%	—	—	—	—	4.80%
Liabilities:
Short-term borrowings	$1,509	$—	$—	$—	$—	$1,509
Average interest rate	1.33%	—	—	—	—	1.33%
Long-term borrowings	$—	$142,057	$86	$215	$909	$143,267
Average interest rate	—	4.97%	4.00%	4.00%	4.00%	4.96%

	Periods of Maturity
	Less than	1 to 3	3 to 5	5 to 10	Over 10
December 31, 2006	1 Year	Years	Years	Years	Years	Total
	(In thousands)

Assets:
Cash and cash equivalents	$58,463	$—	$—	$—	$—	$58,463
Average interest rate	5.30%	—	—	—	—	5.30%
Short-term investments	$199,980	$49,016	$4,845	$12,875	$522,998	$789,714
Average interest rate	4.89%	5.06%	5.82%	5.71%	5.76%	5.51%
Restricted cash and cash equivalents	$143,769	$—	$—	$—	$—	$143,769
Average interest rate	5.33%	—	—	—	—	5.33%
Liabilities:
Short-term borrowings	$19,480	$—	$—	$—	$—	$19,480
Average interest rate	2.34%	—	—	—	—	2.34%
Long-term borrowings	$—	$126,665	$76	$190	$931	$127,862
Average interest rate	—	3.83%	4.00%	4.00%	4.00%	3.83%

The “less than 1 year” category of short-term investments contains $14.0 million and $14.8 million at December 31, 2007 and 2006, respectively, of other investments that do not have contractual maturities. Also included in short-term investments is interest receivable of $3.7 million and $5.2 million as of December 31, 2007 and 2006, respectively, that is not included in the tables above.

As discussed above in Liquidity and Capital Resources, as of February 27, 2008, we held approximately $123.5 million of tax free investments, classified as current assets, with an auction reset feature (“auction rate securities”). From February 1, 2008 through February 27, 2008, $71.7 million of our auction rate securities were part of failed auctions and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. We believe we will be able to liquidate our investment without significant loss within the next year, and we currently believe these securities are not significantly impaired, primarily due to either the government guarantee of the underlying securities or more than 200% collateral in the case of closed-end funds. However, it could take until the final maturity of the underlying notes (up to 50 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources or cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Foreign Currency Risk

We conduct business in various foreign countries located primarily in Europe and Asia. We are therefore primarily exposed to changes in exchange rates of currencies in those regions. To address those currency risks, we expanded our foreign currency exposure management policy in 2006. We utilize foreign currency forward contracts to mitigate our exposure to changes in exchange rates by hedging intercompany balances denominated in currencies other than the U.S. dollar, hedging our U.S. dollar net investment in certain foreign subsidiaries and by designating certain forward contracts as cash flow hedges on transactions in which costs are denominated in U.S. dollars but the related revenues are generated in a foreign currency. The intent of our hedging program is to minimize the impact of foreign currency fluctuations on our results of operations. We do not use foreign currency forward exchange contracts for speculative or trading purposes. For further discussion of the accounting treatment of our derivative instruments see Note 2 of our Consolidated Financial Statements. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the estimated fair value of our contracts outstanding at December 31, 2007 and 2006.

	December 31, 2007
	Notional	Average	Estimated Fair
	Sell (Buy)	Contract Rate	Value-Gain (Loss)
	(In thousands, except for average contract rate)

Foreign currency forward exchange contracts:
Japanese yen	$127,602	113.40	$1,554
Israeli shekel	1,460	3.94	0
Swiss franc	1,226	1.15	0
Euro	173	0.68	(7)
Other	(4)		(4)

	$130,457		$1,543

	December 31, 2006
	Notional	Average	Estimated Fair
	Sell (Buy)	Contract Rate	Value-Gain (Loss)
	(In thousands, except for average contract rate)

Foreign currency forward exchange contracts:
Japanese yen	$142,963	106.23	$3,047
Swiss franc	1,966	1.21	0
Singapore dollar	(6,443)	1.53	1
Other	(7)		(16)

	$138,479		$3,032

Item 8.	Financial Statements and Supplementary Data

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net sales	$1,570,049	$1,658,516	$1,340,471
Cost of sales	800,860	834,167	741,345

Gross profit	769,189	824,349	599,126
Operating expenses:
Selling, general and administrative	266,018	261,389	206,939
Research and development	241,025	244,201	247,315
Legal settlement	—	3,250	—
Restructuring and other charges (benefits)	(8,013)	10,735	9,175

Total operating expenses	499,030	519,575	463,429

Operating income	270,159	304,774	135,697
Interest income	38,414	27,782	20,738
Interest expense	(6,376)	(4,290)	(3,510)
Other income, net	12,592	10,653	5,688

Interest and other income, net	44,630	34,145	22,916

Income before provision for income taxes and cumulative effect of a change in accounting principle	314,789	338,919	158,613
Provision for income taxes	101,089	149,851	48,506

Income before cumulative effect of a change in accounting principle	213,700	189,068	110,107
Cumulative effect of a change in accounting principle, net of tax of $594	—	948	—

Net income	$213,700	$190,016	$110,107

Net income per share:
Basic:
Income before cumulative effect of a change in accounting principle	$1.78	$1.51	$0.80
Cumulative effect of a change in accounting principle	—	0.01	—

Basic net income per share	$1.78	$1.52	$0.80

Diluted:
Income before cumulative effect of a change in accounting principle	$1.75	$1.49	$0.80
Cumulative effect of a change in accounting principle	—	0.01	—

Diluted net income per share	$1.75	$1.50	$0.80

Shares used in basic per share calculations	119,782	125,286	137,447

Shares used in diluted per share calculations	121,915	126,483	138,423

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$175,071	$58,463
Short-term investments	421,695	794,865
Accounts receivable, net of allowance for doubtful accounts of $1,988 in 2007 and $1,753 in 2006	346,866	310,888
Inventories	212,995	198,571
Deferred tax assets, net	48,965	102,266
Assets held for sale	—	21,966
Prepaid and other current assets	18,366	18,274

Total current assets	1,223,958	1,505,293
Property and equipment, net	320,009	364,599
Restricted cash and cash equivalents	161,050	143,769
Goodwill	238,944	225,431
Intangibles and other assets	132,982	123,400

Total assets	$2,076,943	$2,362,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,135	$76,406
Accrued payroll and related expenses	73,273	81,836
Accrued warranty	54,857	55,349
Other accrued liabilities	48,172	40,534
Income taxes payable	2,011	38,879
Deferred profit	52,252	41,351
Current obligations under lines of credit	1,509	19,480

Total current liabilities	329,209	353,835
Long-term debt	143,267	127,862
Long-term income taxes payable	27,408	—
Other non-current liabilities	47,972	46,090

Total liabilities	547,856	527,787
Commitments and contingencies (Notes 10 and 11)
Shareholders’ equity:
Preferred stock, no par value; authorized shares — 10,000; issued and outstanding shares — none	—	—
Common stock, no par value; authorized shares — 240,000; issued and outstanding shares — 105,344 in 2007 and 125,452 in 2006	1,219,533	1,393,914
Retained earnings	304,278	438,196
Accumulated other comprehensive income	5,276	2,595

Total shareholders’ equity	1,529,087	1,834,705

Total liabilities and shareholders’ equity	$2,076,943	$2,362,492

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$213,700	$190,016	$110,107
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of property and equipment	(9,168)	1,699	2,182
Non-cash portion of restructuring and other charges	—	10,199	14,337
Depreciation and amortization	66,924	69,729	82,776
Deferred income taxes	31,855	20,790	22,858
Stock-based compensation	28,118	34,941	4,209
Tax benefit from stock-based compensation	4,464	29,656	4,132
Excess tax benefit from stock-based compensation	(855)	(15,612)	—
Other-than-temporary impairment of short-term investment	1,763	—	—
Other non-cash charges, net	3,327	—	—
Cumulative effect of a change in accounting principle	—	(1,542)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(31,511)	82,539	(6,167)
Inventories	(6,515)	(12,174)	52,884
Prepaid and other assets	(266)	27,085	(10,421)
Accounts payable	3,904	(7,764)	1,580
Accrued payroll and related expenses	(6,490)	27,306	(3,541)
Accrued warranty	(846)	501	8,795
Other liabilities	7,413	(18,259)	(2,011)
Income taxes payable	(10,412)	35,595	(5,945)
Deferred profit	10,284	(27,552)	(2,219)

Net cash provided by operating activities	305,689	447,153	273,556

Cash flows from investing activities:
Proceeds from sales of short-term investments	1,203,486	672,263	329,434
Proceeds from maturities of short-term investments	206,665	197,464	395,806
Purchases of short-term investments	(1,042,393)	(1,045,876)	(853,334)
Capital expenditures	(33,216)	(39,384)	(44,744)
Proceeds from sale of property and equipment	47,185	2,235	2,676
Decrease (increase) in restricted cash and cash equivalents	(17,281)	(3,557)	36,496
Purchase of Voumard Machine, Co. SA and Voumard GmbH, net of cash acquired	(339)	(765)	(5,384)
Other investing activities	—	(16,603)	3,003

Net cash provided by (used in) investing activities	364,107	(234,223)	(136,047)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	41,917	42,383	29,864
Proceeds from (repayments of) lines of credit, net	(18,117)	4,193	12,726
Payments on long-term debt	(43)	(10,194)	(19,902)
Repurchases of common stock	(578,474)	(249,864)	(226,652)
Excess tax benefit from stock-based compensation	855	15,612	—

Net cash used in financing activities	(553,862)	(197,870)	(203,964)

Effects of exchange rate changes on cash and cash equivalents	674	3,000	741
Net change in cash and cash equivalents	116,608	18,060	(65,714)

Cash and cash equivalents at beginning of period	58,463	40,403	106,117

Cash and cash equivalents at end of period	$175,071	$58,463	$40,403

Supplemental disclosures:
Cash paid during the year for:
Interest	$7,070	$3,850	$4,136
Income taxes, net	$72,488	$65,238	$14,263

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive	Total
	Common Stock		Deferred	Retained	Income	Shareholders’
	Shares	Amount	Compensation	Earnings	(Loss)	Equity
	(In thousands)

Balance at December 31, 2004	140,306	$1,473,829	$(17,159)	$399,919	$5,245	$1,861,834
Components of comprehensive income:
Net income	—	—	—	110,107	—	110,107
Net change in unrealized loss on short-term investments	—	—	—	—	(903)	(903)
Foreign currency translation adjustments, net of tax of $2,495	—	—	—	—	(6,879)	(6,879)

Comprehensive income						102,325

Issuance of common stock under employee compensation plans, net	1,901	33,658	—	(223)	—	33,435
Income tax benefits realized from activity in employee stock plans	—	4,132	—	—	—	4,132
Issuance of restricted common stock, net	538	11,992	(11,992)	—	—	—
Amortization of deferred compensation	—	—	4,209	—	—	4,209
Repurchases of common stock	(9,925)	(104,864)	—	(121,788)	—	(226,652)

Balance at December 31, 2005	132,820	1,418,747	(24,942)	388,015	(2,537)	1,779,283
Components of comprehensive income:
Net income	—	—	—	190,016	—	190,016
Net change in unrealized loss on short-term investments	—	—	—	—	2,114	2,114
Foreign currency translation adjustments, net of tax of $123	—	—	—	—	4,225	4,225
Net change in unrealized loss on derivative instruments	—	—	—	—	(329)	(329)
Net change in unrealized loss on pension obligation, net of tax of $369	—	—	—	—	(878)	(878)

Comprehensive income						195,148

Reclassification of deferred compensation balance to common stock	—	(24,942)	24,942	—	—	—
Issuance of common stock under employee compensation plans, net	2,985	46,560	—	(238)	—	46,322
Income tax benefits realized from activity in employee stock plans	—	29,656	—	—	—	29,656
Stock based compensation	—	34,160	—	—	—	34,160
Repurchases of common stock	(10,353)	(110,267)	—	(139,597)	—	(249,864)

Balance at December 31, 2006	125,452	1,393,914	—	438,196	2,595	1,834,705
Adoption of EITF 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” net of tax of $2,200	—	—	—	(3,800)	—	(3,800)
Components of comprehensive income:
Net income	—	—	—	213,700	—	213,700
Net change in unrealized loss on short-term investments, net of tax of $85	—	—	—	—	(237)	(237)
Foreign currency translation adjustments, net of tax of $159	—	—	—	—	4,486	4,486
Net change in unrealized loss on derivative instruments	—	—	—	—	(2,249)	(2,249)
Net change in unrealized loss on pension obligation, net of tax of $207	—	—	—	—	681	681

Comprehensive income						216,381

Issuance of common stock under employee compensation plans, net	1,626	44,946	—	—	—	44,946
Income tax benefits realized from activity in employee stock plans	—	2,158	—	—	—	2,158
Stock based compensation	—	28,299	—	—	—	28,299
Repurchases of common stock	(21,734)	(249,784)	—	(343,818)	—	(593,602)

Balance at December 31, 2007	105,344	$1,219,533	$—	$304,278	$5,276	$1,529,087

See accompanying Notes to the Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Business

Novellus Systems, Inc., together with its subsidiaries, is primarily a supplier of semiconductor manufacturing equipment used in the fabrication of integrated circuits. We are focused on delivering innovative interconnect products and technologies that meet the increasingly complex and demanding needs of the world’s largest semiconductor manufacturers. The semiconductor manufacturing equipment that we build, market and service provides today’s semiconductor device manufacturers with high productivity and low total cost of ownership. The segment of our business serving this area is the Semiconductor Group.

In 2004, Novellus entered into the Industrial Applications market through the acquisition of Peter Wolters AG, a manufacturer of high-precision machine manufacturing tools. The acquisition was accounted for as a purchase business combination. Our consolidated financial statements include the financial position, results of operations and cash flows of Peter Wolters from the date of acquisition. We further enhanced those product offerings in 2005 by acquiring 90% of Voumard Machines Co. SA (Voumard), a manufacturer of high-precision machine manufacturing tools based in Neuchâtel, Switzerland. We acquired the remainder of Voumard during transactions consummated in November 2006 and August 2007. The acquisition was accounted for as a purchase business combination. Our Consolidated Financial Statements include the financial position, results of operations and cash flows of Voumard from the date of acquisition. The segment of our business serving this market is the Industrial Applications Group.

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

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We evaluate estimates on an ongoing basis, including those related to recognition of revenue, adequacy of the allowance for doubtful accounts, valuation of inventory, valuation of deferred tax assets, valuation of goodwill and other intangible assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, contingencies and litigation, and measurement of stock-based compensation. We base estimates on historical experience and on other market based assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state our assets and liabilities given facts known at the time of measurement. Actual results may differ from these estimates under different assumptions or conditions.

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards, which consist of restricted stock and restricted stock units that are settled in our common shares.

Diluted net income per share is computed by dividing net income by the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist primarily of stock options and restricted stock awards.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Numerator:
Net income	$213,700	$190,016	$110,107

Denominator:
Basic weighted-average shares outstanding	119,782	125,286	137,447
Dilutive potential common shares	2,133	1,197	976

Diluted weighted-average shares outstanding	121,915	126,483	138,423

Basic net income per share	$1.78	$1.52	$0.80
Diluted net income per share	$1.75	$1.50	$0.80

For the years ended December 31, 2007, 2006 and 2005, 12.3 million, 9.2 million and 19.8 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Generally options are considered anti-dilutive when their exercise prices are greater than or equal to the average market value of our common shares during the period of measurement. Restricted stock awards representing 0.9 million, 0.8 million and 0.2 million shares were excluded from the computation of diluted shares outstanding for the years ended December 31, 2007, 2006 and 2005, respectively, as the shares were subject to performance conditions that had not been met.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. It is common for us to ship equipment and transfer title to the buyer, prior to meeting specific revenue recognition criteria related to delivery. In these cases we record the deferred revenue and associated cost of sale in deferred profit on our Consolidated Balance Sheet until all revenue recognition criteria have been met.

Our equipment sales generally have two elements: (a) the equipment and (b) installation of that equipment. While installation services are not essential to the functionality of the delivered equipment, final payment is not billable until customer acceptance for many of our sales contracts. Provided that we meet defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. For those sales contracts where final payment is not billable until customer acceptance, the final payment (which typically exceeds the fair value of the installation services) is recognized upon customer acceptance.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid debt instruments with insignificant interest rate risk and original maturities of ninety days or less to be cash equivalents. Investments with original maturities greater than three months which are available for use in current operations are considered to be short-term investments. Our short-term investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity. The fair value of short-term investments is generally based on quoted market prices. Gains and losses and declines in fair value that are determined to be other than temporary are recorded in earnings. The cost of securities sold is based on the specific identification method.

Restricted Cash and Cash Equivalents

We maintain certain amounts of cash and cash equivalents on deposit which are restricted from general use. These amounts are used primarily to secure our Euro-based credit facility (see Note 8).

Allowance for Doubtful Accounts

We evaluate our allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed to be uncollectible, we provide a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We also provide allowances based on our write-off history. We charge accounts receivable balances against our allowance for doubtful accounts once we have concluded our collection efforts are unsuccessful. Accounts receivable is considered past due when not paid in accordance with the contractual terms of each arrangement.

Inventories and Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market. We periodically assess the recoverability of all inventories, including raw materials, work-in-process, finished goods and spare parts, to determine whether adjustments for impairment are required. Inventory that is obsolete, or that is in excess of our forecasted usage, is written down to its estimated realizable value based on assumptions about future demand and market conditions.

Income Taxes

As of December 31, 2007, we had approximately $98.5 million of net deferred tax assets. We believe deferred tax assets will be realized due to anticipated future income. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, a valuation allowance for deferred tax assets would decrease income in the period in which such determination is made. We account for uncertain tax positions in accordance with FIN 48. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

Machinery and equipment	3 — 10 years
Furniture and fixtures	3 — 7 years
Buildings	30 — 40 years
Building and leasehold improvements	Shorter of useful life or remaining lease term

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In accordance with our policy, we perform our goodwill impairment test in the fourth quarter of each fiscal year separately for each of our reporting units. We define reporting units as the individual segments we operate. The first step of the test identifies if potential impairment may have occurred, while the second step measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of the asset exceeds the fair value. To date, no impairment losses for goodwill have been recognized. We amortize our intangible assets with definite lives on a straight-line basis over their estimated useful lives.

Warranty

Our warranty policy generally states that we will provide warranty coverage for a predetermined amount of time on systems and modules for material and labor to repair and service the equipment. We record the estimated cost of warranty coverage to cost of sales when revenue is recognized. The estimated cost of warranty is determined by the warranty term as well as the average historical labor and material costs for a specific product. We review the actual product failure rates and material usage rates on a quarterly basis and adjust our warranty liability as necessary.

Restructuring and Impairment Charges

Restructuring activities are recorded under the provisions of Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. Accordingly, restructuring accruals are recorded when management initiates an exit plan that will cause us to incur costs that have no future economic benefit. The restructuring accrual related to vacated facilities is calculated net of estimated sublease income. Sublease income is estimated based on current market quotes for similar properties. If we are unable to sublet the vacated properties on a timely basis or if we are forced to sublet them at lower rates due to changes in market conditions, we will adjust the accruals accordingly.

Contingencies and Litigation

We assess the probability of adverse judgments in connection with current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost. We had no such accruals as of December 31, 2007 or 2006.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

Our policy is to enter into foreign currency forward exchange contracts with maturities of less than 12 months to mitigate the impact of currency exchange fluctuations on (a) probable anticipated system sales denominated in Japanese yen; (b) our net investment in certain foreign subsidiaries; and (c) existing monetary asset and liability balances denominated in foreign currencies. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), all derivatives are recorded at fair value in either other current assets or other current liabilities. Cash flows from derivative instruments are reported in cash flows from operating activities.

Cash Flow Hedging

We designate and document as cash flow hedges foreign currency forward exchange contracts on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate each hedge’s effectiveness at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot to spot basis to the spot to spot change in the anticipated transaction. The effective change is recorded in Other Comprehensive Income (OCI) until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in either net sales or cost of sales as designated at the inception of the forward contract. During the year ended December 31, 2007, a gain of $2.6 million was recorded in net sales due to hedge ineffectiveness. During the year ended December 31, 2006, a gain of $1.1 million was recorded in cost of sales due to hedge ineffectiveness. In the event it becomes probable that an anticipated hedged transaction will not occur as a result of the associated shipment date pushing outside of the forecasted range, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated OCI to either net sales or cost of sales in the Consolidated Statement of Operations. During the year ended December 31, 2007 we reclassified a loss of $1.7 million from OCI into net sales as a result of the discontinuance of hedge accounting of certain anticipated transactions.

The following table summarizes the pre-tax impact of cash flow hedges on OCI during the years ended December 31, 2007 and 2006.

	December 31,	December 31,
	2007	2006
	(In thousands)

Accumulated losses, beginning of period	$(329)	$—
Effective change of cash flow hedges	(4,012)	(2,135)
Reclassification to cost of sales	329	1,806
Reclassification to net sales	1,434	—

Accumulated losses, end of period	$(2,578)	$(329)

We anticipate reclassifying the accumulated losses recorded as of December 31, 2007 from OCI to earnings within 12 months.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Hedging

During 2006, we began to hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. The foreign currency forward exchange contracts used to hedge this exposure are designated and documented as net investment hedges. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective when currency pairs and notional amounts on the forward exchange contracts are properly aligned with the net investment in subsidiaries. Changes in the spot to spot value are recorded as foreign currency translation adjustments within OCI. Ineffectiveness, if any, along with the excluded time value of the forward contracts, is recorded in other income, net, and resulted in gains of $0.8 million during each of the years ended December 31, 2007 and 2006, respectively. Losses of $1.0 million and $2.8 million were recorded in OCI for net investment hedges during the years ended December 31, 2007 and 2006, respectively.

Non-Designated Hedges

We enter into foreign currency forward exchange contracts to hedge intercompany balances that are denominated in currencies other than the U.S. dollar. The fair value of those contracts is remeasured each period and the corresponding gain or loss is recorded in other income, net. The maturities of these contracts are generally less than 12 months. We do not apply special hedge accounting treatment under SFAS 133 because the gains or losses are recorded in other income, net, each period, where they are expected to substantially offset the remeasurement gain or loss on the corresponding intercompany balances. During the years ended December 31, 2007, 2006 and 2005 a gain of $0.5 million, a gain of $2.7 million and a loss of $6.0 million, respectively, were recorded in other income, net, related to these contracts.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales.

Advertising Expenses

We expense advertising costs as incurred. Advertising expenses for 2007, 2006 and 2005 were $2.2 million, $1.4 million and $3.6 million, respectively.

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

We sell a significant portion of our systems to a limited number of customers. System sales to our ten largest customers in 2007, 2006 and 2005 accounted for 74%, 72% and 71% of our total system sales, respectively. Two customers accounted for 15% and 12% of receivables at December 31, 2007. One customer accounted for 11% of receivables at December 31, 2006. We expect sales of our products to relatively few customers will continue to account for a high percentage of our total system sales in the foreseeable future. None of our customers have entered into long-term purchase agreements that would require them to purchase our products.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Based on a customer’s financial strength we may require prepayment or an irrevocable letter of credit. We have an exposure to non-performance by counterparties on the foreign exchange contracts used in hedging activities. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations to us. We do not believe there is a significant risk of non-performance by these counterparties because we continuously monitor our positions, the credit ratings of such counterparties, and the amount of contracts we enter into with any one party.

Certain raw materials we use in the manufacture of our products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, require judgment that could materially impact our operating results. See Note 14 to Consolidated Financial Statements for discussion of the impact of SFAS 123R on our Consolidated Financial Statements and significant estimates used.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2), which clarifies the accounting for compensated absences known as a sabbatical leave whereby an employee is entitled to paid time off after working for a specified period of time. We adopted EITF 06-2 effective January 1, 2007, resulting in an adjustment to beginning retained earnings of $3.8 million, net of tax of $2.2 million, and an increase to short-term and long-term sabbatical liability of $2.0 million and $4.0 million, respectively. We recognized $0.9 million of additional expense during 2007 as a result of adopting EITF 06-2.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48), which we adopted effective January 1, 2007. FIN 48 requires that we recognize the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. No cumulative adjustment to retained earnings was required upon our adoption of FIN 48. As of January 1, 2007, we recorded unrecognized tax benefits of $11.3 million of which $10.5 million was recorded in long-term liabilities and $0.8 million of state and research development credits were reflected in net deferred tax assets. In addition, we recorded cumulative interest and penalties of $0.1 million. See Note 12 of our Consolidated Financial Statements for further disclosure of the impact of adopting FIN 48.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. The new fair value criteria is primarily applied prospectively upon adoption of SFAS 157. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS 157 to exclude SFAS 13, “Accounting for Leases” from its scope and approved a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to non-financial instruments such as business combinations, acquired goodwill and intangibles, long-lived assets held for disposal and liabilities related to exit or disposal activities. The adoption of SFAS 157 is not expected to have a significant impact on the fair value measurement of our financial instruments. We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS 115” (SFAS 159). SFAS 159 permits a company to voluntarily elect to use fair value, instead of historic or original cost, to account for certain financial assets and liabilities. The fair value option is designated on an item-by-item basis, is irrevocable and requires that changes in fair value in subsequent periods be recognized in earnings in the period of change. On the date of adoption, if the fair value option is elected for any existing financial assets or liabilities, all previously unrealized gains or losses, if any, will be charged directly to retained earnings as a cumulative-effect adjustment. Items eligible for the fair value option include available-for-sale securities, held-to-maturity securities, fair value hedges of financial instruments, loans payable and warranty obligations. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 159 will have a significant impact on our Consolidated Financial Statements. Subsequent to our January 1, 2008 adoption of SFAS 159, the election to use the fair value method for future eligible transactions will be made on a case-by-case and instrument-by-instrument basis.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141R will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect that the adoption of SFAS 160 will have a significant impact on our Consolidated Financial Statements as all of our subsidiaries are currently wholly owned.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Financial Instruments

Short-term investments

The cost and estimated fair value of our short-term investments are as follows:

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

Tax-exempt securities	$404,008	$58	$(9)	$404,057
Other	14,102	—	(147)	13,955

Total	$418,110	$58	$(156)	$418,012

	December 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(In thousands)

Tax-exempt securities	$775,540	$9	$(676)	$774,873
Other	13,950	891	—	14,841

Total	$789,490	$900	$(676)	$789,714

Also included in our short-term investments balance is interest receivable of $3.7 million and $5.2 million as of December 31, 2007 and 2006, respectively, that are not included in the tables above.

The maturities of our restricted cash and cash equivalents and our short-term investments as of December 31, 2007 are as follows:

Amount
(In thousands)

Due in less than one year	$235,623
Due in 1 to 3 years	15,739
Due in 3 to 5 years	2,000
Due in 5 to 10 years	16,800
Due in greater than 10 years	308,900

Total	$579,062

Securities with contractual maturities of over three years are either auction rate securities or variable rate demand notes. While the contractual maturities are long-term, we believe the securities are liquid and that we can take advantage of interest rate re-set periods of between one and thirty-five days to liquidate the securities. Management has the ability and intent, if necessary, to liquidate these investments to fund operations within the next twelve months and accordingly has classified all non-restricted investments as short-term investments in current assets in the Consolidated Balance Sheets. The “due in less than one year” category contains $14.0 million of other investments that do not have contractual maturities.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The breakdown of short-term investments with unrealized losses at December 31, 2007 is as follows:

	In Loss Position for Less		In Loss Position for
	Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Tax-exempt securities	$—	$—	$21,653	$(9)	$21,653	$(9)
Other	$589	$(147)	$—	$—	$589	$(147)

The gross unrealized losses related to investments are primarily due to changes in interest rates and changes in quoted market prices. We view these unrealized losses as temporary in nature. We review our investment portfolio for possible impairment. Impairment is based on an analysis of factors that may have adverse affects on the fair value of the investment. Factors considered in determining whether a loss is temporary include the stability of the credit quality, the structure of the security and the ability to hold the investment to maturity.

Fair Value of Other Financial Instruments

The carrying and estimated fair values of our other financial instruments are as follows:

	December 31,
	2007		2006
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
	(In thousands)

Restricted cash and cash equivalents — non-current	$161,050	$161,050	$143,769	$143,769
Current obligations under lines of credit	$1,509	$1,509	$19,480	$19,480
Long-term debt	$143,267	$143,267	$127,862	$127,862

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

As part of our asset and liability management, we enter into forward foreign currency exchange contracts in order to manage foreign exchange risk. The notional amounts, net assets recorded and estimated fair values of our forward foreign currency exchange contracts are as follows:

	December 31,
	2007			2006
	Notional		Estimated	Notional		Estimated
	Amount	Net Assets	Fair Value	Amount	Net Assets	Fair Value
	(In thousands)

Sell (buy) foreign currencies	$130,457	$1,543	$1,543	$138,479	$3,032	$3,032

The fair value of our forward foreign currency exchange contracts is calculated based on quoted market prices or pricing models using current market rates as of December 31, 2007 and 2006.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Balance Sheet Details

Inventories

	December 31,
	2007	2006
	(In thousands)

Purchased and spare parts	$147,475	$152,727
Work-in-process	39,105	30,524
Finished goods	26,415	15,320

Total inventories	$212,995	$198,571

Property and equipment, net

	December 31,
	2007	2006
	(In thousands)

Machinery and equipment	$612,839	$608,690
Buildings and land	198,983	192,568
Building and leasehold improvements	65,672	79,133
Furniture and fixtures	25,465	22,517

	902,959	902,908
Less accumulated depreciation	(582,950)	(538,309)

Total property and equipment	$320,009	$364,599

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $59.8 million, $63.4 million and $76.8 million, respectively.

Accrued warranty

Changes in our accrued warranty liability are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Balance, beginning of period	$55,349	$54,553	$45,526
Warranties issued	80,899	84,860	79,146
Settlements	(74,618)	(82,799)	(84,632)
Acquired liability	—	—	610
Changes in liability for pre-existing warranties, including expirations	(6,773)	(1,265)	13,903

Balance, end of period	$54,857	$55,349	$54,553

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Goodwill and Other Intangible Assets

Goodwill

Changes in goodwill are as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)

Balance, beginning of period	$225,431	$255,584
Deferred tax liability adjustment	(1,954)	(41,606)
Foreign currency translation and other	15,467	11,453

Balance, end of period	$238,944	$225,431

During 2007 and 2006, we determined that certain valuation allowances recorded during a prior acquisition in the Semiconductor Group were no longer required, and we accordingly reversed $2.0 million and $41.6 million, respectively, against goodwill.

Intangible Assets

Our acquired intangible assets are as follows:

	Weighted
	Average
	Amortization		Accumulated
December 31, 2007	Period	Gross	Amortization	Net
	(Years)		(In thousands)

Patents and other intangibles	12.0	$16,661	$(1,679)	$14,982
Developed technology	6.0	30,270	(22,169)	8,101
Trademark	10.0	7,473	(2,616)	4,857

Total	8.4	$54,404	$(26,464)	$27,940

	Weighted
	Average
	Amortization		Accumulated
December 31, 2006	Period	Gross	Amortization	Net
	(Years)		(In thousands)

Patents and other intangibles	10.8	$20,707	$(2,164)	$18,543
Developed technology	6.0	28,995	(16,555)	12,440
Trademark	10.0	6,663	(1,666)	4,997

Total	8.2	$56,365	$(20,385)	$35,980

The amortization expense for the identifiable intangible assets was approximately $7.1 million, $6.3 million and $6.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our estimated amortization expense for the identifiable intangible assets for each of the next five fiscal years will be approximately $7.0 million for 2008, $4.4 million for 2009, $3.2 million for 2010, $2.1 million for 2011 and $2.1 million for 2012. In 2006 we purchased a portfolio of intellectual property for $16.3 million, which is being amortized over a weighted average period of 12 years. As of December 31, 2007, we have no identifiable intangible assets with indefinite lives.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Business Combinations

Voumard Machine Co. SA

In November 2005, we acquired 90% of the outstanding stock of Voumard, a privately-held manufacturer of high-precision machine manufacturing tools based in Neuchâtel, Switzerland. We acquired the remainder of Voumard in November 2006. We funded the purchase price of the acquisition with existing cash resources.

The acquisition of Voumard was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations” (SFAS 141) which requires the purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition. After this allocation and after reducing certain non-monetary assets to zero as required by SFAS 141, the fair value of net assets acquired exceeded the purchase price by $2.8 million, which was recorded as a gain in other income during 2006.

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows.

(In thousands)

Cash consideration	$7,134
Transaction costs	486

Total purchase price	$7,620

Assets acquired	$18,548
Liabilities assumed	(8,131)

Total net assets acquired	$10,417

Gain	$2,797

In August 2007, we purchased the remaining non-controlling interest in a subsidiary of Voumard for $0.3 million.

Note 7.	Restructuring and Other Charges (Benefits)

In an effort to consolidate our operations, streamline product offerings and align our manufacturing operations with current business conditions, we have implemented various restructuring plans since 2001. All restructuring and other charges (benefits), except for $1.0 million of asset impairment in 2005, are related to the Semiconductor Group. As of December 31, 2007, substantially all actions under our restructuring plans had been completed, except for payments of future rent obligations, which we estimate will be paid in cash through 2017.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restructuring activity:

	Facility	Asset		Restructuring	Inventory
	Exit Costs	Impairments	Severance	Total	Write-Down
	(In thousands)

Balance at December 31, 2004	$42,957	$163	$160	$43,280	$—
Restructuring charges	—	14,172	838	15,010	5,250
Non-cash adjustment	—	(14,265)	—	(14,265)	(5,250)
Cash payments	(8,065)	(70)	(135)	(8,270)	—
Adjustment of prior restructuring cost	(5,835)	—	—	(5,835)	—

Balance at December 31, 2005	29,057	—	863	29,920	—

Restructuring charges	6,235	10,199	51	16,485	—
Non-cash adjustment	1,161	(10,199)	—	(9,038)	—
Cash payments	(11,130)	—	(544)	(11,674)	—
Adjustment of prior restructuring cost	(5,525)	—	(225)	(5,750)	—

Balance at December 31, 2006	19,798	—	145	19,943	—

Cash payments	(3,269)	—	(46)	(3,315)	—
Adjustment of prior restructuring cost	1,125	—	—	1,125	—

Balance at December 31, 2007	$17,654	$—	$99	$17,753	$—

Facilities Exit Costs and Asset Impairment

In the fourth quarter of 2007, we completed the sale of certain facilities in San Jose, California resulting in a gain of $9.1 million that is included in operating income as part of Restructuring and other charges (benefits). This sale substantially completes the actions contemplated under the restructuring plan implemented during the first quarter of 2006. Partially offsetting the gain on sale was $1.1 million in additional expense resulting from changes in estimates associated primarily with facility exit costs.

In 2006, we implemented a restructuring plan to dispose of certain owned facilities located in San Jose, California. We considered the change in planned use of the facilities as an indicator of impairment and determined that two of the facilities were impaired, resulting in impairment charges of $8.9 million to write these facilities down to their estimated fair value.

Restructuring charges related to facility exit costs were increased by $1.1 million in 2007 and reduced by $5.5 million and $5.8 million in 2006 and 2005, respectively, primarily due to changes in estimated sublease income over the remaining lease term related to facilities previously included in our restructuring liability.

During 2005, we abandoned certain R&D assets in the U.S. and Europe and reassessed the useful lives of leasehold improvements in certain R&D related facilities. As a result, we recorded charges related to asset impairments and accelerated depreciation of $13.2 million and $1.0 million in the U.S. and Europe, respectively, as we did not expect to recover the carrying value of these assets through future cash flows.

Inventory Write-downs

During 2005, our consolidation of operations and streamlining of certain product offerings resulted in a portion of our inventory becoming excess or obsolete and led to a $5.3 million write-down of inventory, which was recorded in cost of sales.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Borrowing Arrangements

Current Obligations Under Lines of Credit

We have available short-term credit facilities with various financial institutions totaling $89.7 million. These credit facilities bear interest at various rates, expire on various dates through December 2008 and are used for general corporate purposes. As of December 31, 2007, $1.5 million of borrowings were outstanding under the short-term lines of credit at a weighted-average interest rate of 1.3%, $27.7 million was pledged against outstanding letters of credit and the remaining $60.5 million was unutilized.

Long-Term Debt

In aggregate, we have long-term credit facilities with various institutions totaling $338.9 million, of which $195.7 million was unutilized as of December 31, 2007. These credit facilities bear interest at a weighted-average rate of 5.0% and expire through December 2037. As of December 31, 2007, we had $143.3 million in long-term debt outstanding under these facilities.

In December 2006, we entered into a credit agreement with certain lenders (the Agreement), which established a senior unsecured five year revolving credit line with an aggregate committed amount of $150.0 million with the option to increase the total line up to an additional $100.0 million under certain circumstances. The proceeds are expected to be used for working capital and other general corporate purposes, including the repurchase of common stock. The Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties, and events of default, which are subject to various exceptions and qualifications. No amounts have been borrowed under the Agreement as of December 31, 2007.

In June 2004, we borrowed $153.1 million to fund the acquisition of Peter Wolters AG and for general corporate purposes. The credit arrangement allows for periodic borrowings in Euros, with an interest rate equal to the Eurocurrency Rate plus 0.2% (5.0% at December 31, 2007), and requires us to maintain certain financial covenants. We were in compliance with these covenants as of December 31, 2007. Outstanding balances of $142.0 million and $126.6 million were recorded as long-term debt at December 31, 2007 and 2006, respectively. This credit facility is secured by cash or short-term investments on deposit and is due and payable on or before June 25, 2009. Amounts to secure this borrowing are included within restricted cash and cash equivalents in the Consolidated Balance Sheets at December 31, 2007 and 2006.

We maintained borrowings of $1.3 million at December 31, 2007 and 2006 under a separate credit agreement. This facility is for general corporate purposes and bears interest of 4.0% at December 31, 2007. Amounts under this credit arrangement are due and payable in installments through December 31, 2037.

The following is a table summarizing our contractual obligations under long-term borrowing arrangements, which excludes amounts recorded on our balance sheet as current liabilities at December 31, 2007.

	Years Ending December 31,
	2009	2010	2011	2012	Thereafter
	(In thousands)

Long-term debt obligations	$142,014	$43	$43	$43	$1,124

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Other Income, net

The components of other income, net within the Consolidated Statements of Operations are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Other income	$10,024	$4,820	$810
Other expense	(184)	(1,772)	(578)
Foreign currency gain, net	4,515	4,808	5,456
Other-than-temporary impairment of short-term investment	(1,763)	—	—
Gain on acquisition of Voumard	—	2,797	—

Total other income, net	$12,592	$10,653	$5,688

Note 10.	Commitments and Guarantees

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate during the ordinary course of business. As of December 31, 2007, the maximum potential amount of future payments that we could be required to make under these letters of credit was approximately $27.7 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Guarantee Arrangements

We have guarantee arrangements on behalf of certain of our consolidated subsidiaries for line-of-credit borrowings, overdrafts and operating leases. In the event of default on these arrangements, we would have a maximum exposure of $178.1 million as of December 31, 2007.

Lease Commitments

We have non-cancelable operating leases for various facilities. Rent expense was approximately $3.8 million, $4.3 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, net of sublease income of $1.0 million for each year. Certain of the operating leases contain provisions which permit us to renew the leases at the end of their respective lease terms.

The following is a table summarizing future minimum lease payments under all non-cancelable operating leases, with initial or remaining terms in excess of one year.

	Years Ending December 31,						Sublease	Net
	2008	2009	2010	2011	2012	Thereafter	Income	Total
	(In thousands)

Non-cancelable operating leases	$8,851	$8,489	$8,158	$7,850	$5,011	$20,984	$(23,205)	$36,138

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

We have firm purchase commitments with various suppliers to ensure the availability of components. Our minimum obligation at December 31, 2007 under these arrangements was $95.3 million. Primarily all amounts under these arrangements are due in 2008. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We have made adequate provision for potential exposure related to inventory on orders that may go unused.

Note 11.	Litigation

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages), declaratory relief and injunctions for causes of actions involving alleged breach of contract, fraud, unfair competition and breach of warranty. The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal affirmed this dismissal on June 18, 2007. Trial on the remaining claims is currently set for November 10, 2008. At this time, we cannot predict the ultimate outcome of this case, nor can we estimate a range of potential loss, if any. However, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

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

Note 12.	Income Taxes

Income before income taxes and cumulative effect of a change in accounting principle consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Domestic	$221,329	$433,658	$126,099
Foreign	93,460	(94,739)	32,514

Total	$314,789	$338,919	$158,613

In 2006 we implemented a new global business structure. A key element of the structure involves the sharing of certain expenses. Our 2006 and 2007 geographic breakout of income before income taxes reflects additional intercompany expenses incurred by our foreign subsidiaries.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Federal
Current	$30,350	$77,401	$4,139
Deferred	35,910	45,090	21,851

	66,260	122,491	25,990
State
Current	2,518	8,482	441
Deferred	4,226	4,431	8,737

	6,744	12,913	9,178
Foreign
Current	32,656	19,662	17,211
Deferred	(4,571)	(5,215)	(3,873)

	28,085	14,447	13,338
Total provision for income taxes	$101,089	$149,851	$48,506

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. We calculate and provide for income taxes in each of the tax jurisdictions in which we operate, which involves estimating current tax exposures as well as making judgments regarding the recoverability of deferred tax assets in each such jurisdiction. The estimates used could differ from actual results, and this may have a significant impact on operating results in future periods.

The provision for income taxes differs from the provision calculated by applying the federal statutory tax rate to income before income taxes and cumulative effect of a change in accounting principle as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Expected provision at 35%	$110,176	$118,622	$55,515
State tax, net of federal benefit	6,743	8,374	5,966
Tax-exempt interest	(9,275)	(6,988)	(5,885)
Research and development credits	(3,921)	(1,886)	(1,913)
Domestic manufacturing/export sales incentive	(825)	(9,723)	(2,971)
Foreign income/losses taxed at different rates	(2,575)	46,106	—
Adjustments of tax accounts	—	(8,529)	—
Share-based compensation	4,759	1,739	—
Other	(3,993)	2,136	(2,206)

Total provision for income taxes	$101,089	$149,851	$48,506

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Reserves and accruals	$67,456	$86,933
Capitalized in-process research and development	26,438	31,344
Deferred profit	6,015	25,369
Net operating loss carryforwards	36,860	41,216
Credits	6,333	14,570
Other	9,218	11,493

Total deferred tax assets	152,320	210,925
Valuation allowance	—	(3,770)

Deferred tax assets, net of valuation allowance	152,320	207,155
Deferred tax liabilities:
Depreciation	(53,707)	(69,148)
Acquisition related items	(129)	(8,023)

Total net deferred tax assets	$98,484	$129,984

The net decrease in valuation allowance was $3.8 million, $64.2 million and $12.3 million during the years ended December 31, 2007, 2006 and 2005.

As of December 31, 2007, we had state tax credit carryforwards of approximately $9.5 million. If not utilized, these carryforwards will begin to expire in 2008.

As of December 31, 2007, our federal and state net operating losses for tax return purposes were $104.4 million and $13.0 million, respectively. If not utilized, these carryforwards will begin to expire in 2010.

On January 1, 2007, we adopted the provisions of FIN 48, as amended. No cumulative adjustment to retained earnings was required upon adoption. Historically, interest and penalties and unrecognized tax benefits were classified as current liabilities. With the adoption of FIN 48, we classify interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the Consolidated Balance Sheets. The total amount of unrecognized tax benefits as of the date of adoption of FIN 48 was $11.3 million including $0.8 million of state and research development credits which were reflected in net deferred tax assets. As of December 31, 2007, the total amount of unrecognized tax benefits is $26.6 million including $1.0 million of state and research credits reflected in net deferred tax assets. Of the total unrecognized tax benefits, $25.9 million, if recognized, would affect our effective tax rate.

Our policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48. As of December 31, 2007, the total amount of interest and penalties accrued is $1.8 million, which is classified as a non-current liability in the Consolidated Balance Sheet. At adoption on January 1, 2007, cumulative interest and penalties was $0.1 million. For fiscal year 2007, interest and penalties expense is $1.7 million.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for Unrecognized
Tax Benefits
(In thousands)

Balance at January 1, 2007	$11,298
Additions for tax positions of prior years	3,710
Additions for tax positions of current year	14,542
Reductions for tax positions of prior years	(2,915)

Balance at December 31, 2007	$26,635

With certain exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2004, although the utilization of tax loss and credit carryforwards from fiscal years 2001 through 2003 could also be subject to examination. We believe that adequate accruals have been provided for any potential adjustments that may result from current examinations. The timing of the settlement of these examinations is uncertain. We have not been notified of any additional examinations, however, given the number of remaining years subject to examination it is reasonably possible that the total unrecognized tax benefits could increase over the next twelve months. In addition, we do not anticipate a reduction of our unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations.

Note 13.	Shareholders’ Equity

Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of related taxes are as follows:

	December 31,
	2007	2006
	(In thousands)

Foreign currency translation adjustments, net of tax of $1,734 and $1,575 in 2007 and 2006, respectively	$8,064	$3,578
Unrealized gain (loss) on short-term investments, net of tax of $85 in 2007	(13)	224
Unrealized loss on derivative instruments	(2,578)	(329)
Unrealized loss on minimum pension liability adjustment, net of tax of $162 and $369 in 2007 and 2006, respectively	(197)	(878)

Accumulated other comprehensive income (loss)	$5,276	$2,595

Common Stock Repurchase Program

At various times, the Board of Directors has authorized us to repurchase our outstanding common stock, including approvals of $1.0 billion on September 14, 2004 and another $1.0 billion on October 26, 2007. As of December 31, 2007, we had a remaining authorization of $1.0 billion available for stock repurchases. For the years ended December 31, 2007 and 2006, 21.7 million and 10.4 million shares were repurchased, respectively, under this plan at a weighted average purchase price of $27.31 and $24.13, respectively. Certain share repurchases that occurred in 2007 were not settled at December 31, 2007 resulting in $15.1 million of outstanding payables in the Consolidated Balance Sheet.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Stock-Based Compensation and Employee Benefit Plans

Stock-Based Compensation

Prior to 2007, we had several stock plans that provided for grants of equity instruments to our employees and non-employee directors. In February and May 2007, the Board of Directors and shareholders, respectively, approved the amended and restated 2001 Stock Incentive Plan (the “Plan”) to increase the number of shares available for grant and to consolidate all stock plans into a single plan. Awards under the Plan include incentive stock options, non-statutory stock options and restricted stock awards. Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. Restricted stock awards generally vest over three, four, or five-year periods, excluding certain awards that vest upon the achievement of specific performance targets. There are 24.3 million shares authorized for grant under the Plan. At December 31, 2007, there were 6.0 million shares available for future grant under the Plan, of which 1.3 million are available for restricted stock awards.

We also have an Employee Stock Purchase Plan (ESPP) that allows qualified employees to purchase shares of common stock at 85% of the fair market value on specified dates. There are 6.9 million shares authorized for purchase under the ESPP. At December 31, 2007 there were 1.0 million shares available for future purchase under the ESPP.

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense includes: (a) compensation expense for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation (SFAS 123)” and (b) compensation expense for all share-based payments granted or modified on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest. Prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after January 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123R, we use an accelerated expense attribution method. Results in prior periods have not been restated.

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and ESPP in our results from continuing operations:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
	(1)	(2)	(3)

Cost of sales	$1,869	$1,425	$736
Selling, general and administrative	17,583	22,337	2,168
Research and development	8,666	11,179	1,305

Stock-based compensation expense before income taxes	28,118	34,941	4,209
Income tax benefit	(7,657)	(11,531)	(1,620)

Total stock-based compensation expense after income taxes	$20,461	$23,410	$2,589

(1)	Amounts include amortization expense related to stock options of $20.3 million, employee stock purchase plan of $2.9 million, and restricted stock awards of $4.9 million.

(2)	Amounts include amortization expense related to stock options of $25.1 million, employee stock purchase plan of $2.4 million, and restricted stock awards of $7.5 million.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Amounts include amortization expense related to restricted stock awards of $4.2 million.

In the fourth quarter of 2007 we determined that certain performance conditions, primarily related to restricted stock awards, were no longer probable of being met. As a result, we reversed $2.4 million of expense previously recognized in 2006. Approximately $0.1 million was reversed from cost of sales, $1.8 million from selling, general and administrative and $0.5 million from research and development.

Total stock-based compensation cost capitalized in inventory, was $0.2 million and $0.3 million at December 31, 2007 and 2006, respectively

Prior to the adoption of SFAS 123R, we presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123R, we reclassified the balance in deferred compensation to common stock on the balance sheet on January 1, 2006.

The adoption of SFAS 123R resulted in a benefit from a cumulative effect of a change in accounting principle of $0.9 million, net of tax. The benefit consists of a reduction of the cumulative expense recorded for restricted stock awards through December 31, 2005 in order to reflect estimated future forfeitures. Prior to the adoption of SFAS 123R, we recorded forfeitures as they occurred as previously permitted under SFAS 123 and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net income and net income per share for the year ended December 31, 2005 if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model:

Year Ended
December 31, 2005

Net income as reported	$110,107
Add:
Intrinsic value method expense included in reported net income, net of related tax effects	2,589
Less:
Fair value method expense, net of related tax effects	(49,145)

Pro-forma net income	$63,551

Pro-forma basic net income per share	$0.46

Pro-forma diluted net income per share	$0.46

Basic net income per share as reported	$0.80

Diluted net income per share as reported	$0.80

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Term.  The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of exercises including post-vesting exercises and termination. Contractual term expirations have not been significant.

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

Forfeitures.  We use historical data to estimate pre-vesting option forfeitures. As required by SFAS 123R, we record stock-based compensation expense only for those awards that are expected to vest. For the years ended December 31, 2007 and 2006, the estimated annual forfeiture rate was 10.9% and 8.9%, respectively.

We used the following weighted-average valuation assumptions to estimate the fair value of options granted for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005

Risk-free interest rate	3.8%	4.7%	4.1%
Expected volatility	49%	49%	54%
Expected term	4.4 years	4.4 years	3.9 years
Expected dividends	None	None	None
Weighted-average fair value at grant date	$12.13	$14.30	$11.25

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of stock option activity follows:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in Years)	Intrinsic Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2004	26,705	$32.40	7.11	$40,601
Grants	2,911	24.99
Exercises	(1,327)	16.21
Forfeitures or expirations	(4,152)	35.96

Outstanding at December 31, 2005	24,137	$31.79	6.67	$13,383
Grants	2,855	31.39
Exercises	(1,603)	22.41
Forfeitures or expirations	(2,490)	34.00

Outstanding at December 31, 2006	22,899	$32.16	6.23	$102,527
Grants	1,696	27.44
Exercises	(1,247)	24.51
Forfeitures or expirations	(1,574)	35.52

Outstanding at December 31, 2007	21,774	$31.99	5.62	$17,187

Vested and expected to vest at December 31, 2007	20,860	$32.14	5.47	$16,192
Exercisable at December 31, 2007	16,678	$33.10	4.67	$11,425

The aggregate intrinsic value of options outstanding at December 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 7.2 million shares that had exercise prices that were lower than the market price of our common stock on December 31, 2007. The total intrinsic value of the options exercised during the years ended December 31, 2007, 2006, and 2005 was $9.2 million, $14.0 million and $14.0 million, respectively, determined as of the date of exercise. The total cash received from employees as a result of stock option exercises during the year ended December 31, 2007, 2006 and 2005 was $32.3 million, $34.2 million and $21.3 million, respectively. In connection with these exercises and the disqualification of incentive stock options, we realized a tax benefit of $2.6 million and $4.3 million for the years ended December 31, 2007 and 2006, respectively. We settle employee stock option exercises with newly issued common shares.

As of December 31, 2007 there was $41.9 million of unrecognized compensation cost related to unvested stock options, of which $18.2 million, $12.4 million, $8.8 million and $2.5 million is expected to be recognized in 2008, 2009, 2010, and 2011, respectively.

In November 2005, we accelerated the vesting on approximately 3.8 million under-water options that were priced at $30.00 per share or above. By doing this, we reduced future compensation expense by approximately $24.3 million on a pre-tax basis through 2008.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

The following table summarizes our restricted stock award activity:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Unvested restricted stock awards at December 31, 2004	688	$31.73
Granted	655	24.21
Vested	(29)	24.90
Forfeited	(117)	$32.04

Unvested restricted stock awards at December 31, 2005	1,197	27.57
Granted	832	32.14
Vested	(77)	30.39
Forfeited	(108)	$27.12

Unvested restricted stock awards at December 31, 2006	1,844	29.56
Granted	1,236	26.81
Vested	(142)	27.47
Forfeited	(173)	29.61

Unvested restricted stock awards at December 31, 2007	2,765	$28.45

The unvested restricted stock awards at December 31, 2007 include 1.1 million restricted stock units. Restricted stock units in prior years are not significant.

As of December 31, 2007, there were a total of 0.7 million restricted stock awards and 0.2 million restricted stock units subject to performance conditions that will result in forfeiture if the conditions are not realized. The restricted stock units have performance conditions that could result in the vesting of a maximum of 0.6 million restricted stock units. The performance conditions are based on our revenue, revenue growth and revenue growth relative to our peers.

As of December 31, 2007 there was $30.6 million of unrecognized compensation cost related to restricted stock awards, including performance awards that are expected to vest, of which $12.6 million, $9.0 million, $5.3 million and $3.7 million is expected to be recognized in 2008, 2009, 2010 and 2011, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2007, 2006 and 2005 was $4.0 million, $2.0 million and $0.7 million, respectively. In connection with the issuance of restricted stock awards, we realized a tax benefit of $1.5 million and $0.7 million for the years ended December 31, 2007 and 2006, respectively.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP

ESPP awards were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility. During the years ended December 31, 2007, 2006 and 2005, ESPP awards were valued using the following weighted-average assumptions:

	2007	2006	2005

Risk-free interest rate	4.9%	5.0%	3.3%
Expected volatility	34%	33%	32%
Expected term	6 months	6 months	6 months
Expected dividends	None	None	None
Weighted-average fair value at grant date	$7.49	$6.47	$5.56

As of December 31, 2007, there was $1.1 million of total unrecognized compensation costs related to the ESPP, which is expected to be recognized during the next four months. In connection with the issuance of shares under our ESPP, we realized a tax benefit attributed to disqualifying dispositions of $0.4 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively.

Employee Savings and Retirement Plan

We maintain a 401(k) retirement savings plan for our full-time employees. Participants in the 401(k) plan may contribute up to 100% of their eligible pre-tax compensation, limited by the maximum dollar amount allowed by the Internal Revenue Code. Annually, we contribute a percentage of each participating employee’s salary deferral contributions up to a maximum of 3% of an employee’s eligible compensation. Our matching contributions are invested in Novellus common stock and become fully vested at the end of the employee’s third year of credited service. We recorded $4.1 million, $3.9 million and $3.6 million of expense in connection with matching contributions under the 401(k) plan for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Compensation Plan

Under the Deferred Compensation Plan, certain employees may elect to defer a portion of their earnings. Amounts payable under the Deferred Compensation Plan totaled $10.4 million and $9.3 million at December 31, 2007 and 2006, respectively.

Defined Benefit Pension Plans

We provide certain defined benefit pension plans to employees primarily located in countries outside of the U.S. We deposit funds for certain of these plans, consistent with the requirements of local law, with insurance companies or third-party trustees, and accrue for the unfunded portion of the obligation. The assumptions used in calculating the obligation for these plans depend on the local economic environment. The projected benefit obligation was $23.8 million and $22.4 million as of December 31, 2007 and 2006, respectively. The related fair value of plan assets was $19.0 million and $17.5 million as of December 31, 2007 and 2006, respectively. Our practice is to fund the pension plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The assets of the plans are primarily invested in high quality fixed income investments. Our contributions were approximately $0.6 million, $0.5 million and $0.5 million in each of the years 2007, 2006 and 2005, respectively. The net liability recognized related to the funded status of the plans was approximately $4.8 million and $4.9 million as of December 31, 2007 and 2006, respectively. Our estimated benefit payments for each of the next ten years will be approximately $1.9 million per year in 2008 through 2012, and an aggregate of $19.5 million for years 2013 through 2017.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Healthcare Plan

We maintain a postretirement healthcare plan for certain retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $2.1 million and $2.0 million as of December 31, 2007 and 2006, respectively.

Note 15.	Operating Segments

We operate primarily in one segment, the manufacturing, marketing and servicing of semiconductor equipment for thin film deposition, surface preparation and chemical mechanical planarization. This operating segment is referred to as the Semiconductor Group. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131), our chief operating decision-maker is the Chairman and Chief Executive Officer. All semiconductor-related operating units qualify for aggregation under SFAS 131, due to their customer base and similarities in economic characteristics, nature of products and services, and process for procurement, manufacturing and distribution processes. In 2004, we acquired Peter Wolters AG. Due to the diversity of Peter Wolters AG’s existing product lines and customer base from the Semiconductor Group, we have determined that the qualitative thresholds required for aggregation under SFAS 131 have not been met. Since this time we have been organized into two segments. We refer to this second segment as the Industrial Applications Group.

Our Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Our Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization. The accounting policies of these segments are the same as those described in Note 2.

A summary of financial data by segment is as follows:

		Industrial
	Semiconductor	Applications
	Group	Group	Total
	(In thousands)

2007
Sales to unaffiliated customers	$1,395,703	$174,346	$1,570,049
Total net sales	$1,395,703	$174,346	$1,570,049

Operating income	$246,361	$23,798	$270,159

Long-lived assets	$296,778	$23,231	$320,009
All other identifiable assets	1,495,665	261,269	1,756,934

Total assets	$1,792,443	$284,500	$2,076,943

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Industrial
	Semiconductor	Applications
	Group	Group	Total
	(In thousands)

2006
Sales to unaffiliated customers	$1,547,540	$110,976	$1,658,516
Total net sales	$1,547,540	$110,976	$1,658,516

Operating income	$296,281	$8,493	$304,774

Long-lived assets	$345,403	$19,196	$364,599
All other identifiable assets	1,807,248	190,645	1,997,893

Total assets	$2,152,651	$209,841	$2,362,492

		Industrial
	Semiconductor	Applications
	Group	Group	Total
	(In thousands)

2005
Sales to unaffiliated customers	$1,236,515	$103,956	$1,340,471
Total net sales	$1,236,515	$103,956	$1,340,471

Operating income	$122,231	$13,466	$135,697

Long-lived assets	$406,786	$16,963	$423,749
All other identifiable assets	1,689,160	177,340	1,866,500

Total assets	$2,095,946	$194,303	$2,290,249

Two customers each accounted for 11%, 13% and 17% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively. All such customer concentration is contained exclusively within the Semiconductor Group.

For geographical reporting, revenues are attributed to the geographic area in which our subsidiaries are located. Long-lived property, plant and equipment, goodwill and other intangible assets are attributed to the geographic area in which the assets are located.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of operations by geographic area:

	North America	Europe	Asia	Elimination	Consolidated
	(In thousands)

2007
Sales to unaffiliated customers	$488,438	$151,439	$930,172	$—	$1,570,049
Transfers between geographic locations	344,033	37,130	232,389	(613,552)	$—

Total net sales	$832,471	$188,569	$1,162,561	$(613,552)	$1,570,049

Operating income (loss)	$174,030	$24,992	$71,137	$—	$270,159

Long-lived assets	$295,806	$21,262	$2,941	$—	$320,009
All other identifiable assets	1,042,670	258,786	455,478	—	1,756,934

Total assets	$1,338,476	$280,048	$458,419	$—	$2,076,943

	North America	Europe	Asia	Elimination	Consolidated
	(In thousands)

2006
Sales to unaffiliated customers	$1,245,003	$97,834	$315,679	$—	$1,658,516
Transfers between geographic locations	312,230	27,902	53,753	(393,885)	$—

Total net sales	$1,557,233	$125,736	$369,432	$(393,885)	$1,658,516

Operating income (loss)	$394,414	$11,461	$(101,101)	$—	$304,774

Long-lived assets	$344,868	$16,951	$2,780	$—	$364,599
All other identifiable assets	1,711,893	188,202	97,798	—	1,997,893

Total assets	$2,056,761	$205,153	$100,578	$—	$2,362,492

	North America	Europe	Asia	Elimination	Consolidated
	(In thousands)

2005
Sales to unaffiliated customers	$986,409	$92,307	$261,755	$—	$1,340,471
Transfers between geographic locations	157,659	27,035	42,814	(227,508)	$—

Total net sales	$1,144,068	$119,342	$304,569	$(227,508)	$1,340,471

Operating income	$99,961	$16,148	$19,588	$—	$135,697

Long-lived assets	$406,570	$14,542	$2,637	$—	$423,749
All other identifiable assets	1,481,647	170,640	214,213	—	1,866,500

Total assets	$1,888,217	$185,182	$216,850	$—	$2,290,249

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue for each geographic area is recognized from the locations within a designated geographic region in accordance with our revenue recognition policy. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Due to the establishment of our international headquarters in Singapore, a significant portion of North America net sales shifted to Asia in 2007.

Note 16.	Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expense of $0.7 million, $0.8 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Mr. Hill is a member of the Board of Directors of the University of Illinois Foundation. Novellus regularly provides research funding to certain groups, including the University of Illinois. Novellus provided research grants to the University of Illinois and certain of its professors in the amount of $0.1 million for the year ended December 31, 2005. No grants were provided during the years ended December 31, 2007 and 2006.

During the year ended December 31, 2005, Mr. Hill served as a member of the Board of Directors of LTX Corporation. We recorded sublease income from LTX Corporation of approximately $1.4 million for the year ended December 31, 2005. In November 2005, Mr. Hill did not stand for reelection as a member of the Board of Directors of LTX Corporation.

During each of the years ended December 31, 2007, 2006 and 2005, Novellus employed, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amounts recognized for these immediate family members during the years ended December 31, 2007, 2006 and 2005 were $0.8 million, $2.1 million and $0.4 million, respectively.

Current regulations prohibit company loans to “executive officers,” as defined by the SEC. We have outstanding loans to non-executive vice presidents and other key personnel. As of December 31, 2007 and 2006, the total outstanding balance of such loans was $1.0 million and $1.5 million, respectively. As of December 31, 2007, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to loans to personnel has not historically been significant.

Note 17.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 29,	December 31,
	2007	2007	2007	2007(1,2)
	(In thousands, except per share amounts)

Net sales	$396,974	$416,335	$393,277	$363,463
Gross profit	$194,909	$208,110	$194,307	$171,863
Net income	$53,783	$57,345	$49,711	$52,861
Basic net income per share	$0.43	$0.46	$0.41	$0.48
Diluted net income per share	$0.42	$0.45	$0.41	$0.47
Shares used in basic per share calculations	123,979	123,788	120,414	111,160
Shares used in diluted per share calculations	127,137	126,630	121,902	112,395

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	April 1,	July 1,	September 30,	December 31,
	2006	2006	2006	2006(3)
	(In thousands, except per share amounts)

Net sales	$365,906	$410,073	$444,032	$438,505
Gross profit	$167,540	$204,764	$226,525	$225,520
Net income	$24,717	$52,705	$70,020	$42,574
Basic net income per share	$0.19	$0.42	$0.57	$0.35
Diluted net income per share	$0.19	$0.42	$0.57	$0.34
Shares used in basic per share calculations	131,102	125,124	122,150	122,766
Shares used in diluted per share calculations	132,264	125,910	123,357	124,447

(1)	The fourth quarter of 2007 results include a net restructuring and other benefit of $8.0 million, primarily resulting from a gain on sale of property and buildings in San Jose, California.

(2)	In the fourth quarter of 2007, we determined that certain performance conditions impacting the vesting of a portion of our share-based compensation to employees were no longer probable of being met. As a result, we reversed $8.4 million of previously recognized share-based compensation expense, of which $2.4 million was initially recognized in 2006.

(3)	A tax charge of $46.1 million related to the implementation of our new global business structure was recorded in the fourth quarter of 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Novellus Systems, Inc.

We have audited the accompanying consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novellus Systems, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 Novellus changed its method of accounting for share-based payments in accordance with Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and also changed its method for accounting for inventory costs in accordance with Financial Accounting Standards No. 151, “Inventory Costs.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novellus Systems, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 27, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning management’s assessment of our internal control over financial reporting and the controls evaluation referenced in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, is also included below. Ernst & Young LLP’s report addresses their audit of our internal control over financial reporting. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of Ernst & Young LLP for a more complete understanding of the matters presented.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles applied in the United States.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Novellus Systems, Inc.

We have audited Novellus Systems, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Novellus Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Novellus Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Novellus Systems, Inc. and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
February 27, 2008

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

The information required by this item is included under (i) “Proposal No. 1: Election of Directors” as it relates to members of our Board of Directors, including our Audit Committee and our Audit Committee financial experts, our code of ethics, any changes to procedures by which security holders may recommend nominees to our Board of Directors, (ii) “Other Information — Executive Officers” as it relates to our executive officers, and (iii) “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included under (i) “Other Information — Compensation Discussion and Analysis” as it relates to compensation of our executive, (ii) “Proposal No. 1: Election of Directors” as it relates to our Compensation Committee disclosure pursuant to Item 407(e)(4), and (iii) “Compensation Committee Report” as it relates to disclosure pursuant to Item 407(e)(5) in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is included under (i) “Other Information — Security Ownership of Certain Beneficial Owners and Management” as it relates to security ownership of certain beneficial owners and management, and (ii) “Other Information — Equity Compensation Plan Information” as it relates to our equity compensation plans, in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under “Proposal No. 1: Election of Directors” and “Other Information — Certain Relationships and Related Transactions” in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under “Proposal No. 2: Ratification and Approval of Appointment of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements and Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — Years Ended December 31, 2007, 2006, and 2005. Consolidated Balance Sheets at December 31, 2007 and 2006. Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006, and 2005. Consolidated Statement of Shareholders’ Equity — Years Ended December 31, 2007, 2006, and 2005. Notes to Consolidated Financial Statements. Reports of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3	.1(1)	Amended and Restated Articles of Incorporation of Novellus.
3	.2(2)	Amended and Restated Bylaws of Novellus.
10	.1(3)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.
10	.2(4)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.
*10	.3(5)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.
*10	.4(6)	Amended and Restated 1992 Employee Stock Purchase Plan, as amended.
*10	.5(7)	Form of Directors and Officers Indemnification Agreement.
*10	.6(8)	GaSonics International Corporation 1994 Stock Option/Stock Issuance plan, together with forms of agreements thereunder, as assumed by Novellus.
*10	.7(9)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10	.8(10)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.
*10	.9	Novellus 2001 Stock Incentive Plan, as amended, together with forms of agreement thereunder.
*10	.10(11)	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.

*10	.11(12)	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10	.12(13)	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.
10	.13(14)	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.
10	.14(15)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.
*10	.15(16)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 13, 2002.
10	.16(17)	Credit Agreement between Johanna 34 Vermogensverwaltungs GmbH, Novellus Systems BV, Novellus Systems, Inc. and JPMorgan Chase Bank, as Administrative Agent dated June 25, 2004.
10	.17(18)	Guarantee and Collateral Agreement made by Novellus Systems, Inc. in favor of JPMorgan Chase Bank, as Administrative Agent dated June 25, 2004.
10	.18(19)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*10	.19(20)	Amended and Restated Employment Agreement between Novellus and Richard S. Hill effective as of March 11, 2005.
10	.20(21)	Form of Non-Employee Director Restricted Stock Bonus Agreement, as amended.
10	.21(22)	Form of Resale Restriction Agreement.
10	.22(23)	Credit Agreement among Novellus Systems, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Deutche Bank AG New York Branch, as Syndication Agent, ABN Amro Bank, N.V. and Mizuho Corporate Bank Ltd, as Co-Documentation Agents, and the other lenders thereto, Banc of America Securities, LLC and Deutche Bank Securities, Inc, as Joint Lead Arrangers and Joint Book Managers, dated as of December 26, 2006.
*10	.23(24)	Offer Letter of Employment to William H. Kurtz dated August 24, 2005.
*10	.24(25)	Executive Employment Agreement between Novellus Systems, Inc. and Dr. Thomas Caulfield dated October 12, 2005.
*10	.25(26)	Offer Letter of Employment to Ginetto Addiego dated February 2, 2005.
*10	.26(27)	Letter Agreement by and between Novellus Systems, Inc. and Sasson Somekh dated December 20, 2006.
21.1		Subsidiaries of Novellus.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 90).
31.1		Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 27, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 27, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 27, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 27, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)	Incorporated by reference to Exhibit 3.2 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(3)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(4)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(5)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(6)	Incorporated by reference to Exhibit 10.4 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2007.

(7)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

(8)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(9)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(10)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(11)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(12)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(13)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(14)	Incorporated by reference to Exhibit 10.35 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(15)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(16)	Incorporated by reference to Exhibit 10.41 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(17)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(18)	Incorporated by reference to Exhibit 10.2 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(19)	Incorporated by reference to Exhibit 99.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

(20)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.

(21)	Incorporated by reference to Exhibit 10.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(22)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.

(23)	Incorporated by reference to Exhibit 10.23 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(24)	Incorporated by reference to Exhibit 10.24 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(25)	Incorporated by reference to Exhibit 10.25 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(26)	Incorporated by reference to Exhibit 10.26 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(27)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 27th day of February, 2008.

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

Signature	Title	Date

/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ William H. Kurtz William H. Kurtz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2008

/s/ John D. Hertz John D. Hertz	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2008

/s/ Neil R. Bonke Neil R. Bonke	Director	February 27, 2008

/s/ Youssef A. El-Mansy Youssef A. El-Mansy	Director	February 27, 2008

/s/ J. David Litster J. David Litster	Director	February 27, 2008

/s/ Yoshio Nishi Yoshio Nishi	Director	February 27, 2008

Signature	Title	Date

/s/ Glen G. Possley Glen G. Possley	Director	February 27, 2008

/s/ Ann D. Rhoads Ann D. Rhoads	Director	February 27, 2008

/s/ William R. Spivey William R. Spivey	Director	February 27, 2008

/s/ Delbert A. Whitaker Delbert A. Whitaker	Director	February 27, 2008

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
December 31, 2007, 2006 and 2005

	Balance at
	Beginning of			Balance at
	Year	Additions	Deductions	End of Year
	(In thousands)

Allowance for doubtful accounts(1) 2007	$1,753	$879	$(644)	$1,988
2006	$987	$1,119	$(353)	$1,753
2005	$8,247	$243	$(7,503)	$987

(1)	Deductions represent uncollectible accounts written off, net of recoveries and other adjustments. For 2005, deductions include a decrease in estimated allowance of $6.1 million during the second quarter.

EXHIBIT INDEX

3	.1(1)	Amended and Restated Articles of Incorporation of Novellus.
3	.2(2)	Amended and Restated Bylaws of Novellus.
10	.1(3)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.
10	.2(4)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.
*10	.3(5)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.
*10	.4(6)	Amended and Restated 1992 Employee Stock Purchase Plan, as amended.
*10	.5(7)	Form of Directors and Officers Indemnification Agreement.
*10	.6(8)	GaSonics International Corporation 1994 Stock Option/Stock Issuance plan, together with forms of agreements thereunder, as assumed by Novellus.
*10	.7(9)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10	.8(10)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.
*10	.9	Novellus 2001 Stock Incentive Plan, as amended, together with forms of agreement thereunder.
*10	.10(11)	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.
*10	.11(12)	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.
*10	.12(13)	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.
10	.13(14)	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.
10	.14(15)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.
*10	.15(16)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 13, 2002.
10	.16(17)	Credit Agreement between Johanna 34 Vermogensverwaltungs GmbH, Novellus Systems BV, Novellus Systems, Inc. and JPMorgan Chase Bank, as Administrative Agent dated June 25, 2004.
10	.17(18)	Guarantee and Collateral Agreement made by Novellus Systems, Inc. in favor of JPMorgan Chase Bank, as Administrative Agent dated June 25, 2004.
10	.18(19)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*10	.19(20)	Amended and Restated Employment Agreement between Novellus and Richard S. Hill effective as of March 11, 2005.
10	.20(21)	Form of Non-Employee Director Restricted Stock Bonus Agreement, as amended.
10	.21(22)	Form of Resale Restriction Agreement.
10	.22(23)	Credit Agreement among Novellus Systems, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Deutche Bank AG New York Branch, as Syndication Agent, ABN Amro Bank, N.V. and Mizuho Corporate Bank Ltd, as Co-Documentation Agents, and the other lenders thereto, Banc of America Securities, LLC and Deutche Bank Securities, Inc, as Joint Lead Arrangers and Joint Book Managers, dated as of December 26, 2006.
*10	.23(24)	Offer Letter of Employment to William H. Kurtz dated August 24, 2005.
*10	.24(25)	Executive Employment Agreement between Novellus Systems, Inc. and Dr. Thomas Caulfield dated October 12, 2005.
*10	.25(26)	Offer Letter of Employment to Ginetto Addiego dated February 2, 2005.
*10	.26(27)	Letter Agreement by and between Novellus Systems, Inc. and Sasson Somekh dated December 20, 2006.
21.1		Subsidiaries of Novellus.

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 90).
31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 27, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 27, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 27, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of William H. Kurtz, Executive Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 27, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)	Incorporated by reference to Exhibit 3.2 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(3)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(4)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(5)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(6)	Incorporated by reference to Exhibit 10.4 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2007.

(7)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

(8)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(9)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(10)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(11)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(12)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(13)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(14)	Incorporated by reference to Exhibit 10.35 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(15)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(16)	Incorporated by reference to Exhibit 10.41 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(17)	Incorporated by reference to Exhibit 10.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(18)	Incorporated by reference to Exhibit 10.2 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2004.

(19)	Incorporated by reference to Exhibit 99.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

(20)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.

(21)	Incorporated by reference to Exhibit 10.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(22)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.

(23)	Incorporated by reference to Exhibit 10.23 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(24)	Incorporated by reference to Exhibit 10.24 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(25)	Incorporated by reference to Exhibit 10.25 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(26)	Incorporated by reference to Exhibit 10.26 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(27)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007.

*	Management contracts or compensatory plans or arrangements.