Form 10-Q
period 2008-03-29
NOVELLUS SYSTEMS INC
filed 2008-05-07
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Registrant’s telephone number, including area code; (408) 943-9700

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

As of May 2, 2008, 99,861,574 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED MARCH 29, 2008

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
	(In thousands, except per share amounts)
Net sales	$314,713	$396,974
Cost of sales	169,773	202,065

Gross profit	144,940	194,909
Operating expenses:
Selling, general and administrative	60,329	67,100
Research and development	57,340	60,400

Total operating expenses	117,669	127,500

Operating income	27,271	67,409
Interest income, net	2,802	7,970
Other income (expense), net	(1,693)	3,137

Interest and other income, net	1,109	11,107

Income before provision for income taxes	28,380	78,516
Provision for income taxes	12,851	24,733

Net income	$15,529	$53,783

Net income per share:
Basic	$0.15	$0.43

Diluted	$0.15	$0.42

Shares used in basic per share calculations	100,683	123,979

Shares used in diluted per share calculations	101,375	127,137

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2008	December 31, 2007 *
(In thousands)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$242,585	$175,071
Short-term investments	54,571	421,695
Accounts receivable, net	374,951	346,866
Inventories	242,723	212,995
Deferred tax assets, net	37,247	48,965
Prepaid and other current assets	25,502	18,366

Total current assets	977,579	1,223,958
Property and equipment, net	310,695	320,009
Restricted cash and cash equivalents	161,564	161,050
Investments	117,634	—
Goodwill	248,827	238,944
Intangible and other assets	130,626	132,982

Total assets	$1,946,925	$2,076,943

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$72,440	$97,135
Accrued payroll and related expenses	42,454	73,273
Accrued warranty	49,531	54,857
Other accrued liabilities	61,122	48,172
Income taxes payable	2,620	2,011
Deferred profit	53,146	52,252
Current obligations under lines of credit	12,867	1,509

Total current liabilities	294,180	329,209
Long-term debt	154,227	143,267
Long-term income taxes payable	27,434	27,408
Other non-current liabilities	48,123	47,972

Total liabilities	523,964	547,856
Commitments and contingencies
Shareholders’ equity:
Common stock	1,165,074	1,219,533
Retained earnings	252,149	304,278
Accumulated other comprehensive income	5,738	5,276

Total shareholders’ equity	1,422,961	1,529,087

Total liabilities and shareholders’ equity	$1,946,925	$2,076,943

*	Amounts are derived from the December 31, 2007 audited consolidated financial statements.

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
	(In thousands)
Cash flows from operating activities:
Net income	$15,529	$53,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,777	16,796
Deferred income taxes	9,465	13,137
Stock-based compensation	8,423	9,102
Tax benefit realized from stock-based compensation	221	972
Excess tax benefit from stock-based compensation	(8)	(329)
Other-than-temporary impairment of short-term investment	737	—
Other non-cash charges, net	1,858	254
Changes in operating assets and liabilities:
Accounts receivable	(23,784)	(59,431)
Inventories	(24,855)	(34,447)
Prepaid and other assets	(694)	(3,882)
Accounts payable	(11,428)	17,418
Accrued payroll and related expenses	(27,762)	(20,468)
Accrued warranty	(5,715)	(143)
Other liabilities	10,374	17,552
Income taxes payable	(524)	(17,148)
Deferred profit	(134)	5,159

Net cash used in operating activities	(32,520)	(1,675)

Cash flows from investing activities:
Proceeds from sales of short-term investments	271,080	331,100
Proceeds from maturities of short-term investments	31,990	58,320
Purchases of short-term investments	(61,626)	(420,281)
Capital expenditures	(3,588)	(10,188)
Proceeds from sale of property and equipment	—	275
Increase in restricted cash and cash equivalents	(514)	(351)

Net cash provided by (used in) investing activities	237,342	(41,125)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	325	15,278
Proceeds from lines of credit, net	10,098	732
Repurchases of common stock	(150,153)	—
Excess tax benefit from stock-based compensation	8	329

Net cash provided by (used in) financing activities	(139,722)	16,339

Effects of exchange rate changes on cash and cash equivalents	2,414	(744)

Net increase (decrease) in cash and cash equivalents	67,514	(27,205)
Cash and cash equivalents at the beginning of the period	175,071	58,463

Cash and cash equivalents at the end of the period	$242,585	$31,258

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in Novellus’ Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We evaluate estimates on an ongoing basis, including those related to recognition of revenue, valuation of investments, adequacy of the allowance for doubtful accounts, valuation of inventory, valuation of deferred tax assets, valuation of goodwill and other intangible assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, contingencies and litigation, and measurement of stock-based compensation. We base estimates on historical experience and on other market based assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state assets and liabilities given facts known at the time of measurement. Actual results may differ from these estimates under different assumptions or conditions.

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

Cash Flow Hedges

We designate and document as cash flow hedges foreign currency forward exchange contracts on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate each hedge’s effectiveness at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot to spot basis to the spot to spot change in the anticipated transaction. The effective change is recorded in Other Comprehensive Income (OCI) until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in net sales as designated at the inception of the forward contract. During the three months ended March 29, 2008 and March 31, 2007, gains of $0.4 million and $0.6 million, respectively, were recorded in net sales due to hedge ineffectiveness. In the event it becomes probable that an anticipated hedged transaction will not occur as a result of the associated shipment date pushing outside of the forecasted range, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated OCI to net sales in the Condensed Consolidated Statement of Operations. No such events occurred during the three months ended March 29, 2008 and March 31, 2007.

The following table summarizes the pre-tax impact of cash flow hedges on OCI during the three months ended March 29, 2008 and March 31, 2007.

	Three Months Ended
	March 29, 2008	March 31, 2007
	(In thousands)
Accumulated losses, beginning of period	$(2,578)	$(329)
Effective portion of hedge remeasurement	(1,748)	(2,976)
Reclassification to cost of sales	—	329
Reclassification to net sales	2,065	—

Accumulated losses, end of period	$(2,261)	$(2,976)

We anticipate reclassifying the net losses recorded as of March 29, 2008 from OCI to earnings within 12 months.

Net Investment Hedges

We hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. The foreign currency forward exchange contracts used to hedge this exposure are designated and documented as net investment hedges. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective when currency pairs and notional amounts on the forward exchange contracts are properly aligned with the net investment in subsidiaries. Changes in the spot to spot value are recorded as foreign currency translation adjustments within OCI. Ineffectiveness, if any, along with the excluded time value of the forward contracts, is recorded as foreign currency gain or loss in the line item other income (expense), net, and resulted in gains of $0.4 million and $0.3 million in the three months ended March 29, 2008 and March 31, 2007, respectively. Losses of $3.9 million and $0.1 million were recorded in OCI for net investment hedges during the three months ended March 29, 2008 and March 31, 2007, respectively.

Other Foreign Currency Hedges

We enter into foreign currency forward exchange contracts to (a) hedge intercompany non-U.S. dollar balances and (b) hedge certain third-party receivables denominated in Japanese yen. The maturities of these contracts are generally less than 12 months. We do not apply special hedge accounting treatment under SFAS 133. Therefore, the gains or losses arising from remeasuring these contracts to fair value each period are recorded as foreign currency gain or loss in the line item other income (expense), net, where they are expected to substantially offset the remeasurement gain or loss on the corresponding hedged balances. During the three months ended March 29, 2008 and March 31, 2007, we recorded derivative losses on these hedges of $4.3 million and $0.4 million, respectively.

We also hold foreign currency forward exchange contracts to hedge anticipated sales denominated in foreign currency that do not qualify for special hedge accounting treatment under SFAS 133 due to uncertainty surrounding the timing of the shipment. Changes in the fair value of those contracts are recorded as foreign currency gain or loss within the line item other income (expense), net and amounted to a loss of $4.8 million for the three months ended March 29, 2008. We did not hold any forward contracts of this nature that did not qualify for special hedge accounting treatment under SFAS 133 during the first quarter of 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements of non-financial instruments, except for those recognized or disclosed at fair value on at least an annual basis. We elected the delayed adoption date for the portions of SFAS 157 impacted by FSP 157-2 and, as a result, we partially adopted SFAS 157 on January 1, 2008. The partial adoption of SFAS 157 was prospective and did not have a significant effect on our Condensed Consolidated Financial Statements. See Note 3 for information about fair value measurements. We are currently evaluating the impact of applying the deferred portion of SFAS 157 to the nonrecurring fair value measurements of our nonfinancial assets and nonfinancial liabilities. In accordance with FSP 157-2, the fair value measurements for these items will be adopted effective January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS 115” (SFAS 159). SFAS 159 permits a company to voluntarily elect to use fair value, instead of historic or original cost, to account for certain financial assets and liabilities. The fair value option is designated on an item-by-item basis, is irrevocable and requires that changes in fair value in subsequent periods be recognized in earnings in the period of change. We adopted SFAS 159 on January 1, 2008. The adoption had no impact on our Condensed Consolidated Financial Statements as we did not make a fair value election for any of our existing financial assets and liabilities. Any election to use the fair value method for future eligible transactions will be made on a case-by-case and instrument-by-instrument basis.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect that the adoption of SFAS 160 will have a significant impact on our Condensed Consolidated Financial Statements as all of our subsidiaries are currently wholly owned.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161 on our Condensed Consolidated Financial Statements.

Note 2. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards, which include restricted stock and restricted stock units that may be settled in our common shares.

Diluted net income per share is computed by dividing net income by the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist primarily of stock options and restricted stock awards.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended
	March 29, 2008	March 31, 2007
	(In thousands, except per share amounts)
Numerator:
Net income	$15,529	$53,783

Denominator:
Basic weighted-average shares outstanding	100,683	123,979
Dilutive potential common shares	692	3,158

Diluted weighted-average shares outstanding	101,375	127,137

Net income per share – Basic	$0.15	$0.43
Net income per share – Diluted	$0.15	$0.42

For the three months ended March 29, 2008 and March 31, 2007, 20.9 million and 10.0 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Generally options are considered anti-dilutive when their exercise prices are greater than or equal to the average market value of our common shares during the period of measurement. Restricted stock awards representing 0.8 million and 0.7 million shares for the three months ended March 29, 2008 and March 31, 2007, respectively, were excluded from the computation of diluted shares outstanding as the shares underlying these awards were subject to performance conditions that had not been met.

Note 3. Financial Instruments

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 29, 2008:

	Total	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Money market funds	$362,155	$362,155	$—	$—
Municipal bonds	49,752	—	49,752	—
Auction-rate securities	117,634	—	—	117,634
Derivative assets (1)	4,597	—	4,597	—

Total	$534,138	$362,155	$54,349	$117,634

Liabilities
Derivative liabilities (1)	$16,802	$—	$16,802	$—

Total	$16,802	$—	$16,802	$—

(1)	See Note 1 of our Condensed Consolidated Financial Statements.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 29, 2008. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. There were no gains or losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in net income for Level 3 assets and liabilities for the three months ended March 29, 2008.

	Three Months Ended March 29, 2008
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction-Rate Securities	Total
	(In thousands)
Balance, December 31, 2007	$—	$—
Total gains or losses (realized and unrealized)
Included in net income	—	—
Included in other comprehensive income	(5,786)	(5,786)
Purchases, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	123,420	123,420

Balance, March 29, 2008	$117,634	$117,634

Money Market Funds

This includes $204.3 million classified as cash and cash equivalents and $157.8 million classified as restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.

Municipal Bonds

This includes $10.6 million classified as cash and cash equivalents and $39.2 million classified as short-term investments on our Condensed Consolidated Balance Sheet.

Auction-Rate Securities

We have included the fair value of our auction-rate securities, of which $117.6 million are classified as non-current assets, in the Level 3 category, as there are significant unobservable inputs to our cash-flow-based valuation model. Our auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal funds. Our auction-rate notes consist of student loans that are substantially backed by the federal government. Beginning in February 2008, many of our auction-rate securities became illiquid as their scheduled auctions failed to settle. An auction failure means that the parties wishing to sell securities could not, and as a result of the failed auctions, those investments began to pay interest under their default interest rate features. There is no assurance that currently successful auctions on the other auction-rate securities in our investment portfolio will continue to succeed. We will not have access to these funds until future auctions for these auction-rate securities are successful, or the securities have been called by the issuer, or until we sell the securities in a secondary market. Currently no secondary market is active. At March 29, 2008 we recorded a temporary impairment charge of $5.8 million within OCI based upon our assessment of the fair value of our auction-rate securities. Our valuation of these securities incorporated our assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the marketplace.

Note 4. Inventories

Inventories are stated at the lower of cost on a first-in, first-out basis or market. As of the balance sheet date, inventories consisted of the following:

	March 29, 2008	December 31, 2007
	(In thousands)
Purchased and spare parts	$168,185	$147,475
Work-in-process	48,373	39,105
Finished goods	26,165	26,415

Total inventories	$242,723	$212,995

Note 5. Goodwill and Intangible Assets

Goodwill

A summary of changes in goodwill during the three months ended March 29, 2008 is as follows:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Balance as of December 31, 2007	$108,431	$130,513	$238,944
Foreign currency translation	—	9,883	9,883

Balance as of March 29, 2008	$108,431	$140,396	$248,827

There have been no significant events or circumstances affecting the valuation of goodwill since the fourth quarter of 2007 when we performed our annual impairment test and concluded no impairment existed.

Intangible Assets

The following tables provide details of our acquired intangible assets:

March 29, 2008	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Patents and other intangibles	12	$16,672	$(2,043)	$14,629
Developed technology	6	31,160	(23,996)	7,164
Trademark	10	8,039	(3,014)	5,025

Total	8	$55,871	$(29,053)	$26,818

December 31, 2007	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Patents and other intangibles	12	$16,661	$(1,679)	$14,982
Developed technology	6	30,270	(22,169)	8,101
Trademark	10	7,473	(2,616)	4,857

Total	8	$54,404	$(26,464)	$27,940

Our estimated amortization expense for currently recognized identifiable intangible assets is approximately $4.6 million, $3.3 million, $2.2 million, $2.2 million and $2.2 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively. As of March 29, 2008, we had no identifiable intangible assets with indefinite lives.

Note 6. Product Warranty

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

	Three Months Ended
	March 29, 2008	March 31, 2007
	(In thousands)
Balance, beginning of period	$54,857	$55,349
Warranties issued	15,244	18,361
Settlements	(19,170)	(18,617)
Net changes in liability for pre-existing warranties, including expirations	(1,400)	143

Balance, end of period	$49,531	$55,236

Note 7. Restructuring and Other Charges

As of March 29, 2008, substantially all actions under our restructuring plans have been completed, except for payments of future rent obligations. The remaining excess facility costs are stated at estimated fair value, net of estimated sublease income. We expect to pay remaining obligations in connection with vacated facilities no later than the expiration dates of the lease terms, which expire on various dates through 2017. All remaining restructuring activity relates to the Semiconductor Group (see Note 12. Operating Segments).

The following table summarizes our facilities restructuring activity for the three months ended March 29, 2008 and March 31, 2007:

	Three Months Ended
	March 29, 2008	March 31, 2007
	(In thousands)
Balance, beginning of period	$17,654	$17,503
Cash payments	(1,152)	(1,039)

Balance, end of period	$16,502	$16,464

Note 8. Long-Term Obligations

As of March 29, 2008, we had long-term borrowings of $154.2 million, denominated in Euros and Swiss francs. The weighted-average interest rate on these borrowings was 4.4% as of March 29, 2008. Substantially all borrowings are secured by cash and cash equivalents and are due and payable on or before June 25, 2009. Amounts to secure these borrowings are included within restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet.

Note 9. Other Income, Net

The components of other income, net within the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
	(In thousands)
Other income	$2,155	$1,582
Other expense	(725)	(254)
Other-than-temporary impairment of short-term investment	(737)	—
Foreign currency gain (loss), net	(2,386)	1,809

Total other income (expense), net	$(1,693)	$3,137

Note 10. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
	(In thousands)
Net income	$15,529	$53,783
Other comprehensive income:
Foreign currency translation adjustments	5,630	(825)
Unrealized loss on investments	(5,454)	(235)
Unrealized gain (loss) on derivative instruments	317	(2,647)
Unrealized loss on minimum pension liability adjustment	(31)	(4)

Comprehensive income	$15,991	$50,072

The components of accumulated other comprehensive income are as follows:

	March 29, 2008	December 31, 2007
	(In thousands)
Foreign currency translation adjustments	$13,694	$8,064
Unrealized loss on investments	(5,467)	(13)
Unrealized loss on derivative instruments	(2,261)	(2,578)
Unrealized loss on minimum pension liability adjustment	(228)	(197)

Accumulated other comprehensive income	$5,738	$5,276

Note 11. Litigation

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages), declaratory relief and injunctions for causes of action involving alleged breach of contract, fraud, unfair competition and breach of warranty. The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal affirmed this dismissal on June 18, 2007. Trial on the remaining claims is currently set for November 10, 2008. At this time, we cannot predict the ultimate outcome of this case, nor can we estimate a range of potential loss, if any. However, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

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

Note 12. Income Taxes

Our effective tax rates were 45.3% and 31.5% for the three months ended March 29, 2008 and March 31, 2007, respectively. The difference in the effective tax rate in 2008 as compared to 2007 results from lower tax-exempt interest income for 2008, the expiration of the federal R&D tax credit for 2008, lower profitability for 2008, discrete tax items for 2008 and non-recurring 2007 tax benefits.

Note 13. Stock-Based Compensation

The following table summarizes the stock-based compensation expense for stock options, restricted stock and ESPP included in our Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 29, 2008	March 31, 2007
	(In thousands)
	(1)	(2)
Cost of sales	$617	$510
Selling, general and administrative	5,256	5,697
Research and development	2,550	2,895

Stock-based compensation expense before income taxes	8,423	9,102
Income tax benefit	(2,154)	(2,276)

Total stock-based compensation expense after income taxes	$6,269	$6,826

(1)	Amounts include amortization expense related to stock options of $4.4 million, ESPP of $0.8 million and restricted stock awards of $3.2 million.
(2)	Amounts include amortization expense related to stock options of $4.9 million, ESPP of $0.6 million and restricted stock awards of $3.6 million.

The fair values of stock options and ESPP were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Options		ESPP
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Risk-free interest rate	2.5%	4.7%	4.0%	5.1%
Volatility	51%	47%	38%	34%
Expected term	4.3 years	4.4 years	6 months	6 months
Dividends	None	None	None	None
Weighted-average fair value at grant date	$10.10	$13.97	$7.28	$6.88

Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the option.

A summary of stock option activity during the three months ended March 29, 2008 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding as of December 31, 2007	21,774	$31.99	5.62	$17,187
Grants	41	23.08
Exercises	(20)	15.77
Forfeitures or expirations	(451)	31.74

Outstanding as of March 29, 2008	21,344	$31.99	5.36	$1,836

Vested and expected to vest as of March 29, 2008	20,575	$32.12	5.23	$1,836
Exercisable as of March 29, 2008	16,548	$33.06	4.45	$1,836

The aggregate intrinsic value of options outstanding as of March 29, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 0.4 million shares that had exercise prices that were lower than the market price of our common stock as of March 29, 2008. The total intrinsic value of options exercised, determined as of the date of exercise, was $0.1 million and $4.0 million during the three months ended March 29, 2008 and March 31, 2007, respectively. The total cash received from employees as a result of stock option exercises was $0.3 million and $15.3 million during the three months ended March 29, 2008 and March 31, 2007, respectively. In connection with these exercises and the disqualification of incentive stock options, no tax benefit was realized for the three months ended March 29, 2008 and we realized a tax benefit of $1.2 million for the three months ended March 31, 2007. We settle employee stock option exercises with newly issued common shares.

As of March 29, 2008 there was $37.6 million of unrecognized compensation cost related to unvested stock options, of which $13.6 million is expected to be recognized in the next three quarters of 2008, and $12.6 million, $8.9 million, and $2.5 million is expected to be recognized in 2009, 2010, and 2011, respectively.

A summary of restricted stock award activity during the three months ended March 29, 2008 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards as of December 31, 2007	2,765	$28.45
Granted	58	22.98
Vested	(21)	28.77
Forfeited	(131)	28.71

Unvested restricted stock awards as of March 29, 2008	2,671	$28.32

The unvested restricted stock awards at March 29, 2008 include 1.2 million of restricted stock units.

As of March 29, 2008 there was $28.3 million of unrecognized compensation cost related to restricted stock awards, of which $9.4 million is expected to be recognized in the three remaining quarters of 2008, and $9.5 million, $5.5 million, and $3.9 million, is expected to be recognized in 2009, 2010, and 2011, respectively. The total fair value of restricted stock awards that vested in each of the three month periods ended March 29, 2008 and March 31, 2007 was $0.5 million and $0.6 million, respectively. In connection with the vesting of these awards, we realized tax benefits of $0.2 million and $0.2 million for the three months ended March 29, 2008 and March 31, 2007, respectively. As of March 29, 2008, there was a total of 0.8 million shares of restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not met.

Note 14. Operating Segments

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

Our organizational structure is based on a number of factors that the CODM uses to evaluate, view and run our business operations which include, but are not limited to, customer base, homogeneity of products and technology. Our operating segments are based on this organizational structure and information reviewed by our CODM to evaluate the operating segment results. Our operations are organized into two segments: 1) Semiconductor Group; and 2) Industrial Applications Group. The Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. The Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization. The accounting policies of these segments are the same as those described in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Segment information for the periods presented is as follows:

	Three Months Ended March 29, 2008
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated
Sales to unaffiliated customers	$270,350	$44,363	$314,713
Operating income	$21,837	$5,434	$27,271

	Three Months Ended March 31, 2007
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated
Sales to unaffiliated customers	$364,195	$32,779	$396,974
Operating income	$64,141	$3,268	$67,409

	March 29, 2008			December 31, 2007
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
Total assets	$1,650,446	$296,479	$1,946,925	$1,792,443	$284,500	$2,076,943

Note 15. Related Party Transactions

We lease an aircraft from a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expenses of $0.2 million in each of the three-month periods ended March 29, 2008 and March 31, 2007.

We recognized aggregate compensation expense of $0.1 million during each of the three month periods ended March 29, 2008 and March 31, 2007 for immediate family members of certain of our executive officers employed in non-executive positions.

Current regulations prohibit company loans to “executive officers,” as defined by the SEC. We have outstanding loans to non-executive vice presidents and other key personnel. As of March 29, 2008 and December 31, 2007, the total outstanding balance of such loans was $0.9 million and $1.0 million, respectively. As of March 29, 2008, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to loans to personnel has not historically been significant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation: our expectation that net orders will fluctuate due to the cyclicality of the semiconductor industry; our anticipation to reclassify net losses recorded as of March 29, 2008 from OCI to earnings within the next twelve months; our expectation that the foreign currency forward exchange contracts we enter into will substantially offset the remeasurement gain or loss on corresponding intercompany balances; our expectation that the adoption of certain accounting pronouncements will not have a significant impact on our Condensed Consolidated Financial Statements; our estimated amortization expense for currently recognized identifiable intangible assets for the years ending December 31, 2009, 2010, 2011,2012 and 2013, respectively; our expectation that the remaining obligations in connection with vacated facilities will be satisfied no later than the lease terms, which expire on various dates through 2017; our expectation that the ultimate disposition of the Linear litigation will not have a material adverse effect on our business, financial condition or operating results; our efforts to continue to work closely with our customers and make substantial investments in research and development in order to continue to deliver innovative products which enhance productivity for our customers to utilize the latest technology; our belief that our continued investment in research and development has positioned us for future growth; we are working towards the goal of reducing our operating expenses to $110 million per quarter, excluding foreign currency exchange effects and continue to evaluate various cost savings opportunities and expect to see between $10 million to $13 million of nonrecurring expenses, as a result of actions we plan to take in the second quarter of 2008.; our belief that there is strong underlying demand in the semiconductor industry over the long term; our belief that significant additional growth potential exists in the Asia region over the long term; our belief that significant investment in research and development is required to remain competitive; our plan to continue to invest in new products and enhancement of our current product lines; our belief that most of our deferred tax assets will be realized due to anticipated future income; our expectation that $37.6 million of unrecognized compensation related to unvested stock options, of which $13.6 million is expected to be recognized in the three remaining quarters of 2008 and $12.6 million, $8.9 million, and $2.5 million will be recognized in 2009, 2010 and 2011, respectively; our expectation that $28.3 million of unrecognized compensation cost related to restricted stock awards, of which $9.4 million is expected to be recognized in the next three quarters of 2008, and $9.5 million, $5.5 million, and $3.9 million is expected to be recognized in 2009, 2010 and 2011, respectively; our belief that we will ultimately be able to liquidate our investments in auction-rate securities without significant loss through successful auctions, redemptions of securities by the issuers or upon maturity; our belief that the impairment of the auction-rate securities is temporary because they have either been guaranteed by the federal government or in the case of closed-end funds they are backed by more than 200% collateral; our anticipation that the illiquidity of the auction-rate securities will not negatively affect our ability to execute our current business plan; our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcome of actions that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; our expectation that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future; our expectation to continue to experience significant fluctuations in our quarterly operating results; our expectation to use the proceeds from certain credit agreements for working capital and other general corporate purposes, including the repurchase of shares; our expectation to repurchase shares from time to time in the open market, through block shares or otherwise.

Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: unanticipated trends with respect to the cyclicality of the semiconductor industry; inability to reclassify net losses from OCI to earnings within the next twelve months; inability to accurately assess demand in the semiconductor industry over the long term; inaccuracies regarding growth potential in the Asia region over the long term; sustained decrease in or leveling off of customer demand; inability to predict the impact of the Linear litigation on our business, financial conditions or operating results; inability to accurately assess the ability of certain foreign currency forward exchange contracts to offset remeasurement gains and losses; inability to accurately predict the impact of new accounting pronouncements on our Condensed Consolidated Financial Statements; inability to accurately assess the period in which the Company can recognize unrecognized compensation related to unvested stock options and restricted stock awards; inaccuracies related to the satisfaction of remaining obligations related to vacated leases; inability of the Company to meet certain performance conditions that may result in forfeiture of certain restricted stock awards; inability to anticipate cyclical changes in customers’ capacity utilization and demand; the negative impact of higher cost of services on gross margins; inability to realize efficiencies from outsourcing; inability to invest in research and development of existing and new product lines; inability to introduce new and enhanced products in a timely way in order to remain competitive; inability to accurately assess the changing product needs of our customers; loss of a major customer; the need to seek new customers and diversify our customer base; unanticipated need for additional liquid assets in the next twelve months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition, results of operations or material adjustment to our financial statements; inherent uncertainty in the outcome of litigation matters; our potential inability to enforce our patents and protect our trade secrets; inability to reduce operational expenses in the second quarter of 2008; unexpected delays in executing certain actions which impact our ability to predict the amount of nonrecurring expenses recognized during the second quarter of 2008; and inability to accurately predict our ability to recover the carrying value of our investment in auction-rate securities, market changes negatively affecting auction-rate securities and the government’s inability to guarantee the underlying securities.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of Part II, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q. Readers should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our other filings with the SEC, including our Forms 10-Q and 8-K and our Annual Report to Shareholders.

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

We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income and net income per share are the primary measures we use to monitor performance. We also use certain non-GAAP measures, such as shipments and net orders, to assess business trends and performance. Shipments consists of products shipped to customers, without regard to net sales adjustments such as deferrals associated with customer acceptance. Shipments and net orders, which are also referred to as bookings, are used to forecast and plan future operations. Net orders consist of current period orders less current period cancellations. We do not report orders for systems with delivery dates more than 12 months out.

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2008	2007
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$314,713	$363,463	$393,277	$416,335	$396,974
Gross profit	$144,940	$171,863	$194,307	$208,110	$194,909
Net income	$15,529	$52,861	$49,711	$57,345	$53,783
Net income per share – Diluted	$0.15	$0.47	$0.41	$0.45	$0.42
Shipments	$312,857	$363,055	$387,817	$436,382	$389,052
Change in shipments from prior quarter	(14)%	(6)%	(11)%	12%	(0)%
Net orders	$297,025	$343,086	$305,329	$332,201	$412,219
Change in net orders from prior quarter	(13)%	12%	(8)%	(19)%	(7)%

We expect that net orders will continue to fluctuate due to the cyclical nature of our industry. The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders result in revenue either at shipment and transfer of title or upon customer acceptance of the equipment. Our revenue recognition policy addresses the distinction between the revenue recognized upon shipment and transfer of title and the revenue recognized upon customer acceptance. Equipment generally ships within two to six months of receiving the related order and if applicable, customer acceptance is typically received one to six months after shipment. These time lines are general estimates and actual times may vary depending on specific customer circumstances.

The decrease in net orders from the fourth quarter of 2007 is the result of ongoing weakness in the semiconductor industry. We are working towards the goal of reducing our operating expenses to $110 million per quarter, excluding foreign currency exchange effects. We continue to evaluate various cost savings opportunities and expect to see $10 million to $13 million of nonrecurring expenses as a result of actions we plan to take in the second quarter of 2008.

Financial Performance Overview

The following is an overview of our financial performance for the first quarter of 2008 compared to the first quarter of 2007:

•	Net sales decreased 20.7% to $314.7 million from $397.0 million;

•	Net income decreased 71.1% to $15.5 million from $53.8 million;

•	Diluted net income per share decreased to $0.15 from $0.42;

•	Shipments decreased 19.6% to $312.9 million from $389.1 million.

•	Net orders decreased 27.9% to $297.0 million from $412.2 million; and

Results of Operations

Net Sales

	Three Months Ended			Q1 2008 % Change From
	March 29, 2008	December 31, 2007	March 31, 2007	Q4 2007	Q1 2007
		(In thousands)
Semiconductor Group	$270,350	$302,676	$364,195	(11)%	(26)%
Industrial Applications Group	$44,363	$60,787	$32,779	(27)%	35%

Net sales	$314,713	$363,463	$396,974	(13)%	(21)%

The net sales we report are correlated to shipments in the current period, previously reported shipments and the timing of customer acceptance. Deferred revenue at the end of the first quarter of 2008 was $115.7 million. Net sales recorded in the Semiconductor Group decreased compared to prior periods as a result of ongoing weakness in the semiconductor industry.

Industrial Applications Group (IAG) net sales are down from the fourth quarter of 2007 primarily as a result of delays in customer acceptance. IAG net sales are up year over year due to improved performance in the business and favorable exchange rate fluctuations. The primary functional currency of IAG is the Euro. Changes in the exchange rate had the effect of increasing net sales by 12% in the first quarter of 2008 over the first quarter of 2007.

Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Three Months Ended
	March 29, 2008	December 31, 2007	March 31, 2007
Asia	62%	61%	71%
North America	30%	29%	22%
Europe	8%	10%	7%

A significant portion of our net sales is generated in Asia, primarily because a substantial portion of the world’s semiconductor manufacturing capacity is located there. Our Asia region includes Korea, Japan, Singapore, Malaysia, China and Taiwan. In the fourth quarter of 2006, we established in Singapore our new international headquarters for sales, which more closely aligns our operational structure with our customer base. We plan to continue to focus on expanding our market presence in Asia, as we believe that significant additional growth potential exists in this region over the long term.

Gross Profit

	Three Months Ended			Q1 2008 % Change From
	March 29, 2008	December 31, 2007	March 31, 2007	Q4 2007	Q1 2007
	(Dollars in thousands)
Gross profit	$144,940	$171,863	$194,909	(16)%	(26)%
Gross margin	46%	47%	49%

The decrease in gross margin in the first quarter of 2008 compared to prior periods is primarily due to product mix and lower absorption of fixed overhead costs as production volumes decreased. In addition, we incurred higher write-downs of evaluation systems in our Semiconductor Group as compared to the first quarter of 2007. Gross margin in the first quarter of 2008 also decreased from the first quarter of 2007 as a result of an increase in the percentage of total sales represented by IAG products, whose margins are generally lower than Semiconductor Group products’.

Selling, General and Administrative (SG&A)

	Three Months Ended			Q1 2008 % Change From
	March 29, 2008	December 31, 2007	March 31, 2007	Q4 2007	Q1 2007
	(Dollars in thousands)
SG&A expense	$60,329	$59,487	$67,100	1%	(10)%
% of net sales	19%	16%	17%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

SG&A expense decreased in absolute dollars in the first quarter of 2008 from first quarter 2007 levels, primarily as a result of savings from our planned shutdowns during the first quarter of 2008. In addition, we incurred lower commissions, profit sharing and other sales and marketing related costs as a result of decreased sales volumes. Excluding the benefit recorded in the fourth quarter of 2007 related to the reversal of previously recorded stock-based compensation expense of $5.7 million, of which $1.5 million was recognized in the first quarter of 2007, SG&A expense was lower by $4.9 million in the first quarter of 2008 for the same reasons discussed above. SG&A expense increased as a percentage of net sales in the first quarter of 2008 compared to prior periods primarily due to the decrease in net sales.

Research and Development (R&D)

	Three Months Ended			Q1 2008 % Change From
	March 29, 2008	December 31, 2007	March 31, 2007	Q4 2007	Q1 2007
	(Dollars in thousands)
R&D expense	$57,340	$55,867	$60,400	3%	(5)%
% of net sales	18%	15%	15%

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

R&D expense increased as a percentage of sales in the first quarter of 2008 compared to prior periods substantially as a result of the decrease in net sales. Excluding the benefit recorded in the fourth quarter of 2007 related to the reversal of previously recorded stock-based compensation expense of $2.4 million, of which $0.8 million was recognized in the first quarter of 2007, R&D expense was lower by $1.0 million in the first quarter of 2008 primarily as a result of a reduction in headcount and profit sharing. R&D expense decreased in absolute dollars from the first quarter 2007 levels primarily as a result of reduced headcount and planned shutdowns during the first quarter of 2008.

Restructuring and Other Charges (Benefits)

	Three Months Ended
	March 29, 2008	December 31, 2006	March 31, 2007
	(Dollars in thousands)
Restructuring and other charges (benefits)	$—	$(8,013)	$—
% of net sales	—%	2%	—%

We did not incur charges related to restructuring in the first quarter of 2008 or in the first quarter of 2007. At the end of the first quarter of 2008, substantially all activities under previous restructuring plans had been completed, except for payments of future rent obligations related to vacated facilities, for which leases expire on various dates through 2017. All remaining restructuring activity relates to the Semiconductor Group.

In the fourth quarter of 2007, we completed the sale of certain facilities in San Jose, California, resulting in a gain of $9.1 million that was included in operating income as part of Restructuring and other charges (benefits). This sale substantially completed the actions contemplated under the restructuring plan implemented during the first quarter of 2006. Offsetting the gain on sale of assets was $1.1 million in additional expenses resulting from changes in estimates associated primarily with facility exit costs.

Interest and Other Income, Net

	Three Months Ended			Q1 2008 % Change From
	March 29, 2008	December 31, 2007	March 31, 2007	Q4 2007	Q1 2007
	(Dollars in thousands)
Interest and other income, net	$1,109	$9,993	$11,107	(89)%	(90)%
% of net sales	Less than 1%	3%	3%

Interest and other income, net includes interest income, interest expense and other non-operating items. Interest and other income, net decreased from the fourth quarter of 2007 and the first quarter of 2007 primarily from decreased interest income of $4.2 million and $4.6 million, respectively, as a result of declining yields on interest bearing investments, lower balances of cash, cash equivalents and investments, and the transition to U.S. Treasuries that provided lower yields. Additionally, there were decreased gains on foreign currency transactions of $2.7 million and $4.2 million from the fourth quarter of 2007 and the first quarter of 2007, respectively, and the write-off of a short-term investment in the amount of $0.7 million during the first quarter of 2008.

Income Taxes

Our effective tax rates were 45.3% and 31.5% in the first quarter of 2008 and the first quarter of 2007, respectively. The difference in the effective tax rate in 2008 as compared to 2007 results from lower tax-exempt interest income for 2008, the expiration of the federal R&D tax credit for 2008, lower profitability for 2008, discrete tax items for 2008 and non-recurring 2007 tax benefits. Our future effective income tax rate depends on various factors, such as the company’s operating results before taxes, tax legislation, the geographic composition of pre-tax operating results, non-deductible expenses incurred in connection with acquisitions and discrete items outside of the annual effective tax rate such as interest expense on uncertain tax positions and stock option and restricted stock-based deductions.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of investments, valuation of inventory, valuation of goodwill and other intangible assets, valuation of deferred tax assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, measurement of stock-based compensation expense and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007. Except for the critical accounting policy set forth below entitled “Valuation of Investments,” there have been no other significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

Valuation of Investments

In valuing our investments we predominantly use market data or data derived from market sources. When market data is not available, such as when the investment is illiquid, we employ a cash-flow-based modeling technique to arrive at the recorded fair value. This process involves incorporating our assumption about the anticipated term and the yield that a market participant would require to purchase the security in the marketplace. At March 29, 2008 we recorded a temporary impairment charge of $5.8 million within OCI based upon our assessment of the fair value of our auction-rate securities (see Note 3 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

	March 29, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$242,585	$175,071
Short-term investments	54,571	421,695

Total cash, cash equivalents and short-term investments	$297,156	$596,766

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of liquidity as of March 29, 2008 consisted of $297.2 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $299.6 million from $596.8 million as of December 31, 2007.

As of March 29, 2008, we held approximately $117.6 million of tax-exempt auction-rate securities, classified as non-current assets, whose underlying assets are generally student loans, which are substantially backed by the federal government, or closed-end municipal funds. Beginning in February 2008, many of these auction-rate securities became illiquid because their scheduled auctions failed to settle. As a result, we may have limited or no opportunities to liquidate these investments and fully recover their stated value in the near term. An auction failure occurs when the parties wishing to sell securities at auction cannot. When an auction fails the affected securities begin to pay interest under their default interest rate terms. As a result of this illiquidity caused by the lack of an active market, $117.6 million of these investments were classified as non-current and a temporary unrealized loss of $5.8 million was recorded in the first quarter of 2008. We utilized a cash-flow-based valuation method in determining the fair value of these securities, which used significant unobservable inputs at March 29, 2008.

We believe the impairment of these securities is temporary because they have either been guaranteed by the federal government or in the case of closed-end funds they are backed by more than 200% collateral. Substantially all of our auction-rate securities are currently rated AAA, the highest rating by a rating agency. We believe we will ultimately be able to liquidate these investments without significant loss through successful auctions, redemptions of securities by the issuers, or upon maturity. However, it could take until the final maturity of the underlying notes (up to 50 years) to realize the investments’ full value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate that the current illiquidity of these investments will adversely affect our operations.

Cash Flow Summary

	2008 YTD	2007 YTD
	(In thousands)
Net cash provided by (used in):
Operating activities	$(32,520)	$(1,675)
Investing activities	237,342	(41,125)
Financing activities	(139,722)	16,339
Effects of exchange rate changes on cash and cash equivalents	2,414	(744)

Net increase (decrease) in cash and cash equivalents	$67,514	$(27,205)

Operating

Net cash used in operating activities during the first quarter of 2008 was $32.5 million. This amount consisted primarily of $15.5 million provided by net income, adjusted for non-cash expense items of $36.5 million and increases in working capital accounts of $84.5 million. The primary reason for the decrease in cash flows from operating activities from the same period in the prior year is lower net income. In the first quarter cash flows were negatively affected by significant changes in accounts receivable, inventory and accrued payroll and related expenses. Accounts receivable increased by $23.8 million from year-end levels and days sales outstanding (DSO) increased in the first quarter of 2008. The increase in both accounts receivable and DSO resulted from slower payments by customers and decreases in factoring of receivables. The increase in inventory levels of $24.9 million compared to year end is primarily the result of customer order push-outs. The $27.8 million decrease in accrued payroll and other related expenses was primarily the result of the payment of 2007 employee profit sharing during the first quarter of 2008.

Net cash used in operating activities during the first quarter of 2007 was $1.7 million. This amount consisted primarily of $53.8 million provided by net income, adjusted for non-cash expenses items of $39.9 million and increases in working capital accounts of $95.4 million. Accounts receivable increased by $59.4 million, primarily due to timing of first quarter sales and a reduction in the use of factoring, and inventory increased by $34.4 million due, to an increase in work in process and finished goods inventory to meet forecasted second quarter shipments.

Investing

Net cash provided by investing activities during the first quarter of 2008 was $237.3 million, which consisted primarily of net purchases, sales and maturities of short-term investments of $241.4 million, offset by capital expenditures of $3.6 million. As of March 29, 2008, we had no significant commitments to purchase property or equipment.

Net cash used in investing activities during the first quarter of 2007 was $41.1 million, which consisted primarily of net purchases of short-term investments of $30.9 million and capital expenditures of $10.2 million. As of March 31, 2007, we had no significant commitments to purchase property or equipment.

Financing

Net cash used in financing activities during the first quarter of 2008 was $139.7 million. This amount consisted primarily of repurchases of common stock of $150.2 million, offset by proceeds from lines of credit of $10.1 million.

Net cash provided by financing activities during the first quarter of 2007 was $16.3 million, which consisted primarily of proceeds from employee stock compensation plans of $15.3 million.

Liquidity

In December 2006 we entered into a credit agreement with certain lenders (the Agreement), which established a senior unsecured five-year revolving credit line with an aggregate committed amount of $150.0 million. The Agreement includes an option to increase the total line by up to an additional $100.0 million under certain circumstances. We expect to use the proceeds, if any, for working capital and other general corporate purposes, including the repurchase of our own common shares. The Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of default, which are subject to various exceptions and qualifications. We were in compliance with these covenants as of March 29, 2008. No amounts were outstanding under the Agreement as of March 29, 2008.

During 2004, we entered into a credit arrangement denominated in Euros to fund the acquisition of Peter Wolters AG and for general corporate purposes. Borrowings as of March 29, 2008 under this credit arrangement were $152.7 million and were primarily secured by cash or short-term investments on deposit, which are included within restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. All borrowings under this credit arrangement are due and payable on or before June 25, 2009. This credit arrangement includes certain financial covenants, with which we were in compliance as of March 29, 2008.

We have available short-term credit facilities with various financial institutions totaling $101.6 million. These credit facilities bear interest at various rates, expire on various dates through March 2009 and are used for general corporate purposes. As of March 29, 2008, $12.9 million of borrowings was outstanding under the short-term lines of credit at a weighted-average interest rate of 1.0%, $21.6 million was pledged against outstanding letters of credit and the remaining $67.1 million was unutilized.

Our current available long-term credit facilities, including the long-term credit facilities described above, total $353.3 million, of which $199.1 million was unutilized as of March 29, 2008. These credit facilities bear interest at a weighted-average rate of 4.4% and expire through December 2037. As of March 29, 2008, we had $154.2 million in long-term debt outstanding.

We believe that our current cash position, cash generated through operations and equity offerings, and available borrowings will be sufficient to meet our needs at least through the next 12 months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Novellus, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our exposure related to market risk has not changed materially since December 31, 2007.

ITEM 4: CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This control evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer. Rules adopted by the SEC require that in this section of the Quarterly Report on Form 10-Q, we present the conclusions of the Chief Executive Officer and the Principal Financial Officer about the effectiveness of our disclosure controls and internal controls for financial reporting based on and as of the date of the controls evaluation.

CEO and PFO Certifications

The certifications of the Chief Executive Officer and the Principal Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Quarterly Report on Form 10-Q. This section of the Quarterly Report on Form 10-Q is the information concerning the controls evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls for Financial Reporting

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls for financial reporting are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. GAAP.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and the Principal Financial Officer, does not expect that our disclosure controls or our internal controls for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our disclosure controls and our internal controls for financial reporting by our Chief Executive Officer and our Principal Financial Officer included a review of the objective and design of the controls, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In accordance with SEC requirements, the Chief Executive Officer and the Principal Financial Officer note that, during our most recent fiscal quarter, there have been no changes in our internal controls for financial reporting that have materially affected or are reasonably likely to materially affect our internal controls for financial reporting.

Conclusions

Based upon the controls evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer and the Principal Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls for financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with U.S. GAAP.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

There have been no material developments in litigation matters during the quarter ended March 29, 2008 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in tax rates, tax assets or liabilities have negatively impacted our results and could further negatively impact our future results.

We are subject to taxation in the United States and other countries. Our tax rate has fluctuated in the past and may fluctuate in the future. For example, our effective tax rate in the first quarter of 2008 was higher than our tax rate in fiscal year 2007 as a result of lower tax-exempt interest income for 2008, the expiration of the federal R&D tax credit for 2008, lower profitability for 2008, discrete tax items for 2008 and non-recurring 2007 tax benefits.

Future tax rates could continue to be affected by the above factors as well as changes in the composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in the tax laws. We are also subject to regular examination of our tax returns by the Internal Revenue Service (IRS) and other tax authorities. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. We could face significant future challenges on these transfer pricing issues in one or more jurisdictions. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals. Factors that could cause estimates to be materially different include, but are not limited to:

•	Changes in the regulatory environment;

•	Changes in accounting and tax standards or practices; and

•	Overall business conditions in the equipment industry.

Our financial results have fallen short and may continue to fall short of anticipated levels; forecasting net sales and profitability is complex and our forecasts may be inaccurate.

Our financial results in the first quarter of 2008 fell short of previously announced guidance for the quarter. This was the result of higher than anticipated manufacturing costs, higher write-downs of evaluation systems and a higher than anticipated effective tax rate. Management typically provides quarterly financial forecasts. These forecasts when made are based on assumptions believed to be reasonable at the time. However, actual results may vary from forecasted results for a variety of reasons as evidenced by the first quarter 2008 results. Our lengthy sales cycle, coupled with customers’ competing capital budget considerations, makes the timing of customer orders and product acceptances difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. As a result, our revenues and operating results for a quarter depend on our shipping orders as scheduled during that quarter, receiving customer acceptance of shipped products during the quarter, and obtaining new orders for products to be shipped in that same quarter. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially and adversely affect our financial results. These factors have caused and may continue to cause our financial results to differ materially from prior periods and from financial forecasts we have previously provided.

Although we believe that these forecasts provide investors and analysts with a better understanding of management’s expectations for the future and are useful to our stockholders and potential stockholders, such forecasts are comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. If our operating or financial results for a particular period differ from our forecasts or the expectations of investment analysts, or if we change our forecasts for future periods, the market price of our common stock could decline.

Cyclical downturns in the semiconductor industry negatively impact demand for our equipment.

Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that reduced the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand has accelerated, rendering the global semiconductor industry more volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, and at the same time motivate and retain key employees and maintain a stable management team. Our inventory levels during periods of reduced demand have at times been higher than optimal. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity, and hire and assimilate a sufficient number of qualified people to meet customer demand. In the period from 2001 through 2006, we implemented restructuring plans to align our business with fluctuating conditions. Future restructurings may be required to respond to future changes. Net orders, net sales and operating results may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. We experienced a decrease in bookings beginning in the fourth quarter of 2006 and continuing through the third quarter of 2007. In the fourth quarter of 2007 our bookings increased over the third quarter of 2007, however we experienced a decrease in bookings in the first quarter of 2008. We could experience decreases in bookings in the future, and as a result, our net sales and operating results may be adversely affected.

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

Our liquidity can be affected by unanticipated events in the debt markets.

As of March 29, 2008, we held approximately $117.6 million of tax-exempt auction-rate securities, classified as non-current assets, whose underlying assets are generally student loans, which are substantially backed by the federal government, or closed-end municipal funds. Beginning in February 2008, many of these auction-rate securities became illiquid because their scheduled auctions failed to settle. There is currently no active market for these securities and there may not be an active market in the near future. As a result, we may have limited or no opportunities to liquidate these investments and fully recover their stated value in the near term. An auction failure occurs when the parties wishing to sell securities at auction cannot. When an auction fails the affected securities begin to pay interest under their default interest rate terms. Due to this illiquidity in the first quarter of 2008, $117.6 million of these investments were classified as non-current and a temporary, unrealized loss of $5.8 million was recorded. We utilized a cash-flow-based valuation method in determining the fair value of these securities, which used significant unobservable inputs at March 29, 2008.

We believe the impairment of these securities is temporary because they have either been guaranteed by the federal government or in the case of closed-end funds they are backed by more than 200% collateral. Substantially all of our auction-rate securities are currently rated AAA, the highest rating by a rating agency. However, the rating of our auction rate securities may be subject to change depending on the future valuation of these securities. We believe we will ultimately be able to liquidate these investments without significant loss through successful auctions, redemptions of securities by the issuers, or upon maturity. However, it could take until the final maturity of the underlying notes (up to 50 years) to realize the investments’ full value. The lack of liquidity of these investments may adversely affect our business, financial condition, or results of operations.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Company Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
January 1, 2008 through February 2, 2008	2,584,031	$24.20	2,584,031	$957.2 million
February 3, 2008 through March 1, 2008	932,675	$24.12	932,675	$934.7 million
March 2, 2008 through March 29, 2008	2,302,564	$21.71	2,302,564	$884.7 million

Total	5,819,270	$23.20	5,819,270	$884.7 million

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

In addition to shares repurchased above, we withheld 7,864 shares through net share settlements during the three months ended March 29, 2008 upon the vesting of restricted stock awards to cover tax withholding obligations.

ITEM 6: EXHIBITS

(a) Exhibits

10.22	Credit Agreement among Novellus Systems, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Deutche Bank AG New York Branch, as Syndication Agent, ABN Amro Bank, N.V. and Mizuho Corporate Bank Ltd, as Co-Documentation Agents, and the other lenders thereto, Banc of America Securities, LLC and Deutche Bank Securities, Inc, as Joint Lead Arrangers and Joint Book Managers, dated as of December 26, 2006, as amended by that certain Amendment No. 1 to Credit Agreement, dated as of April 23, 2008.

10.27	Offer Letter of Employment to Fusen Chen dated October 4, 2004.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 6, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated May 6, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 6, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated May 6, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

	By:	/s/ Jeffrey C. Benzing
Jeffrey C. Benzing
Executive Vice President and Chief Administrative Officer
(Principal Financial Officer)

May 6, 2008

EXHIBIT INDEX

10.22	Credit Agreement among Novellus Systems, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Deutche Bank AG New York Branch, as Syndication Agent, ABN Amro Bank, N.V. and Mizuho Corporate Bank Ltd, as Co-Documentation Agents, and the other lenders thereto, Banc of America Securities, LLC and Deutche Bank Securities, Inc, as Joint Lead Arrangers and Joint Book Managers, dated as of December 26, 2006, as amended by that certain Amendment No. 1 to Credit Agreement, dated as of April 23, 2008.

10.27	Offer Letter of Employment to Fusen Chen dated October 4, 2004.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 6, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated May 6, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 6, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated May 6, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.