Form 10-Q
period 2008-06-28
NOVELLUS SYSTEMS INC
filed 2008-08-07
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

As of August 1, 2008, 99,149,924 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JUNE 28, 2008

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands, except per share amounts)
Net sales	$257,740	$416,335	$572,453	$813,309
Cost of sales	146,777	208,225	316,550	410,290

Gross profit	110,963	208,110	255,903	403,019
Operating expenses:
Selling, general and administrative	62,530	72,011	122,859	139,111
Research and development	59,815	63,374	117,155	123,774

Total operating expenses	122,345	135,385	240,014	262,885

Operating income (loss)	(11,382)	72,725	15,889	140,134
Interest and other income, net:
Interest income, net	2,277	8,418	5,079	16,388
Other income, net	2,639	6,179	946	9,316

Total interest and other income, net	4,916	14,597	6,025	25,704

Income (loss) before provision for income taxes	(6,466)	87,322	21,914	165,838
Provision for (benefit from) income taxes	(4,081)	29,977	8,770	54,710

Net income (loss)	$(2,385)	$57,345	$13,144	$111,128

Net income (loss) per share:
Basic	$(0.02)	$0.46	$0.13	$0.90

Diluted	$(0.02)	$0.45	$0.13	$0.88

Shares used in basic per share calculations	98,202	123,788	99,429	123,887

Shares used in diluted per share calculations (1)	98,202	126,630	100,131	126,792

(1)	Potentially dilutive shares of 0.7 million were excluded from the three months ended June 28, 2008 due to the Net loss recorded in the period, as their inclusion would have been anti-dilutive. See Note 2 to Condensed Consolidated Financial Statements.

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2008	December 31, 2007 *
(In thousands)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$191,773	$175,071
Short-term investments	237,033	421,695
Accounts receivable, net	218,312	346,866
Inventories	229,116	212,995
Deferred tax assets, net	33,123	48,965
Restricted cash and cash equivalents, current	166,193	—
Prepaid and other current assets	27,317	18,366

Total current assets	1,102,867	1,223,958
Property and equipment, net	298,287	320,009
Restricted cash and cash equivalents	3,673	161,050
Investments	110,069	—
Goodwill	246,582	238,944
Intangible and other assets	119,460	132,982

Total assets	$1,880,938	$2,076,943

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$59,442	$97,135
Accrued payroll and related expenses	45,094	73,273
Accrued warranty	41,361	54,857
Other accrued liabilities	43,984	50,183
Deferred profit	41,486	52,252
Current debt obligations	152,560	1,509

Total current liabilities	383,927	329,209
Long-term debt	1,447	143,267
Long-term income taxes payable	27,846	27,408
Other non-current liabilities	45,676	47,972

Total liabilities	458,896	547,856
Commitments and contingencies
Shareholders’ equity:
Common stock	1,173,198	1,219,533
Retained earnings	245,100	304,278
Accumulated other comprehensive income	3,744	5,276

Total shareholders’ equity	1,422,042	1,529,087

Total liabilities and shareholders’ equity	$1,880,938	$2,076,943

*	Amounts are derived from the December 31, 2007 audited consolidated financial statements.

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
	(In thousands)
Cash flows from operating activities:
Net income	$13,144	$111,128
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	2,138	50
Depreciation and amortization	32,923	33,817
Deferred income taxes	13,094	15,910
Stock-based compensation	16,897	18,022
Tax benefit realized from stock-based compensation	692	2,836
Excess tax benefit from stock-based compensation	(56)	(649)
Other-than-temporary impairment of short-term investment	737	—
Other non-cash charges, net	1,259	1,392
Changes in operating assets and liabilities:
Accounts receivable	132,027	(112,119)
Inventories	(9,797)	(33,851)
Prepaid and other assets	17,703	(15,331)
Accounts payable	(23,624)	10,135
Accrued payroll and related expenses	(24,666)	(10,660)
Accrued warranty	(13,795)	3,257
Other liabilities	(21,889)	29,324
Deferred profit	(11,613)	14,160

Net cash provided by operating activities	125,174	67,421

Cash flows from investing activities:
Proceeds from sales of short-term and long-term investments	285,950	465,106
Proceeds from maturities of short-term investments	69,410	124,695
Purchases of short-term investments	(290,323)	(593,364)
Capital expenditures	(10,936)	(20,528)
Proceeds from sale of property and equipment	—	275
Increase in restricted cash and cash equivalents	(8,816)	(4,432)

Net cash provided by (used in) investing activities	45,285	(28,248)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	5,699	29,940
Repayments of lines of credit, net	(36)	(1,941)
Payments on long-term debt	—	(21)
Repurchases of common stock	(160,153)	(56,830)
Excess tax benefit from stock-based compensation	56	649

Net cash used in financing activities	(154,434)	(28,203)

Effects of exchange rate changes on cash and cash equivalents	677	943

Net increase in cash and cash equivalents	16,702	11,913
Cash and cash equivalents at the beginning of the period	175,071	58,463

Cash and cash equivalents at the end of the period	$191,773	$70,376

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in Novellus’ Annual Report on Form 10-K for the year ended December 31, 2007.

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

Derivatives

Our policy is to enter into foreign currency forward exchange contracts with maturities of less than 12 months to mitigate the impact of currency exchange fluctuations (a) on probable anticipated system sales denominated in Japanese yen; (b) on our net investment in certain foreign subsidiaries; and (c) on existing monetary asset and liability balances denominated in foreign currencies. In accordance with Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), all derivatives are recorded at fair value in either Prepaid and other current assets or Other accrued liabilities. Cash flows from derivative instruments are reported in cash flows from operating activities. The income approach was used to value our derivative instruments using inputs other than quoted prices, including interest rates and credit risk, which are observable for the asset or liability.

Cash Flow Hedges

We designate and document as cash flow hedges foreign currency forward exchange contracts on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate each hedge’s effectiveness at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in Other comprehensive income (OCI) until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in Net sales as designated at the inception of the forward contract. During the three months ended June 28, 2008 and June 30, 2007, gains of $0.1 million and $1.3 million, respectively, were recorded in Net sales due to hedge ineffectiveness. During the six months ended June 28, 2008 and June 30, 2007, gains of $0.4 million and $1.9 million, respectively, were recorded in Net sales due to hedge ineffectiveness. In the event it becomes probable that an anticipated hedged transaction will not occur as a result of the associated shipment date pushing outside of the forecasted range, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated OCI to Net sales in the Condensed Consolidated Statement of Operations. During each of the three and six months ended June 28, 2008 and June 30, 2007, we reclassified $0.7 million from OCI into Net sales as a result of the discontinuance of hedged anticipated transactions.

The following table summarizes the pre-tax impact of cash flow hedges on OCI during the three and six months ended June 28, 2008 and June 30, 2007.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Balance, beginning of period – losses	$(2,261)	$(2,976)	$(2,578)	$(329)
Effective portion of hedge remeasurement	1,359	3,868	(389)	892
Reclassification to Cost of sales	—	—	—	329
Reclassification to Net sales	1,243	913	3,308	913

Balance, end of period – gains	$341	$1,805	$341	$1,805

We anticipate reclassifying the net gains recorded as of June 28, 2008 from OCI to Net sales within 12 months.

Net Investment Hedges

We hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. The foreign currency forward exchange contracts used to hedge this exposure are designated and documented as net investment hedges. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective when currency pairs and notional amounts on the forward exchange contracts are properly aligned with the net investment in subsidiaries. Changes in the spot-to-spot value are recorded as foreign currency translation adjustments within OCI. Ineffectiveness, if any, along with the excluded time value of the forward contracts, is recorded as foreign currency gain or loss in Other income, net, and resulted in gains of $0.2 million and $0.1 million in the three months ended June 28, 2008 and June 30, 2007, respectively, and gains of $0.5 million and $0.4 million in the six months ended June 28, 2008 and June 30, 2007, respectively. A gain of $2.2 million and a loss of $0.3 million were recorded in OCI for net investment hedges during the three months ended June 28, 2008 and June 30, 2007, respectively, and losses of $1.7 million and $0.4 million were recorded in OCI during the six months ended June 28, 2008 and June 30, 2007, respectively.

Other Foreign Currency Hedges

We enter into foreign currency forward exchange contracts to (a) hedge intercompany non-U.S. dollar balances, (b) hedge certain third-party receivables denominated in Japanese yen and (c) hedge anticipated sales denominated in foreign currency that do not qualify for special hedge accounting treatment under SFAS 133 due to uncertainty surrounding the timing of shipment. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in Other income, net. During the three months ended June 28, 2008 and June 30, 2007, we recorded derivative gains on these hedges of $4.9 million and $2.9 million, respectively, and during the six months ended June 28, 2008 and June 30, 2007, we recorded a derivative loss on these hedges of $4.2 million and a derivative gain of $2.5 million, respectively.

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

In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact of FSP SFAS 142-3 on our Condensed Consolidated Financial Statements.

Note 2. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing Net income (loss) by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards, consisting of restricted stock and restricted stock units that may be settled in our common shares.

Diluted net income (loss) per share is computed by dividing Net income (loss) by the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist primarily of stock options and restricted stock awards.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(2,385)	$57,345	$13,144	$111,128

Denominator:
Basic weighted-average shares outstanding	98,202	123,788	99,429	123,887
Dilutive common equivalent shares	—	2,842	702	2,905

Diluted weighted-average shares outstanding	98,202	126,630	100,131	126,792

Net income (loss) per share – Basic	$(0.02)	$0.46	$0.13	$0.90
Net income (loss) per share – Diluted	$(0.02)	$0.45	$0.13	$0.88

For the three months ended June 28, 2008 and June 30, 2007, 20.9 million and 10.0 million shares, respectively, and 20.6 million and 10.2 million shares for the six months ended June 28, 2008 and June 30, 2007, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Generally options are considered anti-dilutive when their exercise prices are greater than or equal to the average market value of our common shares during the period of measurement or when a Net loss is recorded for the period. Restricted stock awards representing 0.8 million and 0.7 million shares for the six months ended June 28, 2008 and June 30, 2007, respectively, were excluded from the computation of diluted shares outstanding as the shares underlying these awards were subject to performance conditions that had not been met.

Note 3. Financial Instruments

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 28, 2008:

		Fair Value Measurement at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Money market funds	$320,778	$320,778	$—	$—
Municipal bonds	183,567	—	183,567	—
Variable-rate demand notes	38,445	—	38,445	—
Auction-rate securities	112,055	—	—	112,055
Derivative assets (1)	3,357	—	3,357	—

Total	$658,202	$320,778	$225,369	$112,055

Liabilities
Derivative liabilities (1)	$1,251	$—	$1,251	$—

Total	$1,251	$—	$1,251	$—

(1)	See Note 1 to Condensed Consolidated Financial Statements.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 28, 2008. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. There were no realized and unrealized gains or losses recorded in Net income due to changes in fair value for Level 3 assets and liabilities for the three and six months ended June 28, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Auction-rate Securities	Total	Auction-rate Securities	Total
	(In thousands)
Balance, beginning of period	$117,634	$117,634	—	—
Total net gains or losses (realized and unrealized)
Included in Net income (loss)	—	—	—	—
Included in Other comprehensive income (loss)	(1,359)	(1,359)	(7,145)	(7,145)
Purchases, issuances and settlements, net	(4,220)	(4,220)	(4,220)	(4,220)
Transfers in and/or out of Level 3	—	—	123,420	123,420

Balance, end of period	$112,055	$112,055	$112,055	$112,055

Money Market Funds

Money market funds includes $154.6 million classified as Cash and cash equivalents and $166.2 million classified as Restricted cash and cash equivalents, current on our Condensed Consolidated Balance Sheet.

Municipal Bonds

Municipal bonds are bonds issued by state and local governments and other governmental entities such as authorities or special districts. Of the $183.6 million in municipal bonds, $4.8 million are classified as Cash and cash equivalents and $178.8 million are classified as Short-term investments on our Condensed Consolidated Balance Sheet. The portion in Cash and cash equivalents represent highly liquid debt instruments with insignificant interest rate risk and original maturities of ninety days or less. The market approach was used to value our municipal bonds. We classified these securities as Level 2 instruments due to either our usage of observable market prices in less active markets or, when observable market prices were not available, our use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

Variable-Rate Demand Notes

Variable-rate demand notes are long-term, floating-rate obligations that are payable on demand. These are classified as available-for-sale within Short-term investments on our Condensed Consolidated Balance Sheet. The market approach was used to value our variable-rate demand notes. We classified these securities as Level 2 instruments due to either our usage of observable market prices in less active markets or, when observable market prices were not available, our use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

Auction-Rate Securities

We have included the fair value of our auction-rate securities, of which $2.0 million are classified as Short-term investments and $110.1 million are classified as non-current assets on our Condensed Consolidated Balance Sheet, in the Level 3 category, as there are significant unobservable inputs to our cash-flow-based valuation model. Our auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal funds. Our auction-rate notes consist of student loans that are substantially backed by the federal government. Beginning in February 2008, many of our auction-rate securities became illiquid as their scheduled auctions failed to settle. An auction failure occurs when the parties wishing to sell securities cannot. As a result, the affected securities begin to pay interest under their default interest rate features. We will not have access to these funds unless (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently no secondary market is active. As of June 28, 2008 we have recorded a temporary impairment charge of $7.1 million within OCI based upon our assessment of the fair value of our auction-rate securities. Our valuation of these securities incorporated our assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the marketplace.

Note 4. Inventories

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. As of the balance sheet date, inventories consisted of the following:

	June 28, 2008	December 31, 2007
	(In thousands)
Purchased and spare parts	$152,991	$147,475
Work-in-process	45,134	39,105
Finished goods	30,991	26,415

Total inventories	$229,116	$212,995

Note 5. Goodwill and Intangible Assets

Goodwill

A summary of changes in goodwill during the six months ended June 28, 2008 is as follows:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Balance as of December 31, 2007	$108,431	$130,513	$238,944
Foreign currency translation adjustments	—	7,638	7,638

Balance as of June 28, 2008	$108,431	$138,151	$246,582

There have been no significant events or circumstances affecting the valuation of goodwill since the fourth quarter of 2007 when we performed our annual impairment test and concluded no impairment existed.

Intangible Assets

The following tables provide details of our acquired intangible assets:

June 28, 2008	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Patents and other intangibles	12	$16,670	$(2,401)	$14,269
Developed technology	6	30,958	(25,169)	5,789
Trademark	10	7,910	(3,164)	4,746

Total intangible assets	8	$55,538	$(30,734)	$24,804

December 31, 2007	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Patents and other intangibles	12	$16,661	$(1,679)	$14,982
Developed technology	6	30,270	(22,169)	8,101
Trademark	10	7,473	(2,616)	4,857

Total intangible assets	8	$54,404	$(26,464)	$27,940

Our estimated amortization expense for currently recognized identifiable intangible assets is approximately $3.5 million in the next two quarters of 2008, and $4.5 million, $3.3 million, $2.2 million, $2.2 million and $2.2 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively. As of June 28, 2008, we had no identifiable intangible assets with indefinite lives.

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

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Balance, beginning of period	$49,531	$55,236	$54,857	$55,349
Warranties issued	16,616	24,535	31,860	42,896
Settlements	(24,068)	(21,112)	(43,238)	(39,729)
Net changes in liability for pre-existing warranties, including expirations	(718)	(9)	(2,118)	134

Balance, end of period	$41,361	$58,650	$41,361	$58,650

Note 7. Restructuring and Other Charges

As of June 28, 2008, substantially all actions under our restructuring plans were completed, except for payments of future rent obligations. The remaining excess facility costs are stated at estimated fair value, net of estimated sublease income. We expect to pay remaining obligations in connection with vacated facilities no later than the expiration dates of the lease terms, which expire on various dates through 2017. An adjustment of prior restructuring costs was made due to changes in estimated sublease income over the remaining lease term related to facilities previously included in our restructuring liability. This adjustment is included within Selling, general and administrative expenses. All remaining restructuring activity relates to the Semiconductor Group (see Note 12. Operating Segments).

The following table summarizes our facilities restructuring activity for the six months ended June 28, 2008 and June 30, 2007:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Balance, beginning of period	$16,502	$16,464	$17,654	$17,503
Adjustment of prior restructuring costs	1,042	—	1,042	—
Cash payments	(721)	(764)	(1,873)	(1,803)

Balance, end of period	$16,823	$15,700	$16,823	$15,700

In addition to the restructuring activity above, results of operations for the three months ended June 28, 2008 include $13.6 million of charges as a result of strategic decisions to focus on our core products and reduce our cost structure going forward. These charges include: (a) impairments of inventory and evaluation systems of $6.4 million, (b) write-downs of certain research and development assets of $3.8 million and (c) reductions in workforce of $3.4 million. Of these charges, $6.5 million are in Cost of sales, $4.3 million are in Research and development expenses and $2.8 million are in Selling, general and administrative expenses.

Note 8. Debt Obligations

As of June 28, 2008, we had borrowings of $154.0 million denominated in Euros and Swiss francs. The weighted-average interest rate on these borrowings was 4.5% as of June 28, 2008. Substantially all of these borrowings are secured by cash and cash equivalents and are due and payable on or before June 25, 2009. Amounts to secure these borrowings are included within Restricted cash and cash equivalents, current on our Condensed Consolidated Balance Sheet.

Note 9. Other Income, Net

The components of other income, net are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Other income and expenses, net	$1,653	$3,588	$3,083	$4,916
Other-than-temporary impairment of short-term investment	—	—	(737)	—
Foreign currency gain (loss), net	986	2,591	(1,400)	4,400

Total other income, net	$2,639	$6,179	$946	$9,316

Note 10. Shareholders’ Equity

Other Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Net income (loss)	$(2,385)	$57,345	$13,144	$111,128
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,498)	(752)	3,132	(330)
Unrealized loss on short-term and long-term investments	(2,107)	(886)	(7,561)	(1,121)
Unrealized gain on derivative instruments	2,602	4,781	2,919	2,134
Unrealized gain (loss) on minimum pension liability adjustment	9	11	(22)	7

Comprehensive income (loss)	$(4,379)	$60,499	$11,612	$111,818

The components of accumulated other comprehensive income are as follows:

	June 28, 2008	December 31, 2007
	(In thousands)
Foreign currency translation adjustments	$11,196	$8,064
Unrealized loss on short-term and long-term investments	(7,574)	(13)
Unrealized gain (loss) on derivative instruments	341	(2,578)
Unrealized loss on minimum pension liability adjustment	(219)	(197)

Accumulated other comprehensive income	$3,744	$5,276

Common Stock Repurchase Program

The Board of Directors has authorized the repurchase of our outstanding common stock, including approvals of $1.0 billion on September 14, 2004 and another $1.0 billion on October 26, 2007. As of June 28, 2008, we had $874.7 million available for stock repurchases under these authorizations. For the six months ended June 28, 2008 and June 30, 2007, 6.3 million and 1.8 million shares, respectively, were repurchased under this plan at a weighted average purchase price of $23.11 and $31.04, respectively.

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

Note 12. Income Taxes

Our effective tax rates were a benefit of 63.1% and a provision of 34.3% for the three months ended June 28, 2008 and June 30, 2007, respectively. Our effective tax rates were provisions of 40.0% and 33.0% for the six months ended June 28, 2008 and June 30, 2007, respectively. The changes in the effective tax rate for the three and six months ended June 28, 2008 as compared to the same periods in 2007 results from lower profitability for 2008, non-deductible expenses related to stock-based compensation and certain nonrecurring items.

Note 13. Stock-Based Compensation

The following table summarizes the stock-based compensation expense for stock options, restricted stock and ESPP included in our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
	(1)	(2)	(1)	(2)
Cost of sales	$799	$565	$1,417	$1,075
Selling, general and administrative	5,253	5,248	10,508	10,945
Research and development	2,422	3,107	4,972	6,002

Stock-based compensation expense before income taxes	8,474	8,920	16,897	18,022
Income tax benefit	2,199	2,080	4,353	4,356

Total stock-based compensation expense after income taxes	$6,275	$6,840	$12,544	$13,666

(1)	Amounts include amortization expense related to stock options of $4.4 million and $8.8 million, employee stock purchase plan of $0.6 million and $1.4 million, and restricted stock awards of $3.5 million and $6.7 million for the three and six months ended June 28, 2008, respectively.
(2)	Amounts include amortization expense related to stock options of $5.0 million and $9.9 million, employee stock purchase plan of $0.9 million and $1.4 million, and restricted stock awards of $3.1 million and $6.7 million for the three and six months ended June 30, 2007, respectively.

The fair values of stock options and ESPP were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
Options	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Risk-free interest rate	2.9%	4.8%	2.7%	4.8%
Volatility	50.5%	47.3%	50.9%	47.3%
Expected term	4.3 years	4.4 years	4.3 years	4.4 years
Dividends	None	None	None	None
Weighted-average fair value at grant date	$10.03	$13.78	$10.06	$13.86

	Three Months Ended		Six Months Ended
ESPP	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Risk-free interest rate	2.6%	5.0%	3.3%	5.1%
Volatility	39.4%	32.5%	38.9%	33.3%
Expected term	6 months	6 months	6 months	6 months
Dividends	None	None	None	None
Weighted-average fair value at grant date	$6.56	$7.59	$6.92	$7.22

Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the option.

A summary of stock option activity during the six months ended June 28, 2008 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding as of December 31, 2007	21,774	$31.99	5.62	$17,187
Grants	91	22.98
Exercises	(69)	13.43
Forfeitures or expirations	(1,379)	32.42

Outstanding as of June 28, 2008	20,417	$31.98	5.16	$1,520

Vested and expected to vest as of June 28, 2008	19,771	$32.10	5.04	$1,520
Exercisable as of June 28, 2008	15,867	$33.05	4.25	$1,520

The aggregate intrinsic value of options outstanding as of June 28, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 0.4 million shares that had exercise prices that were lower than the market price of our common stock as of June 28, 2008. The total intrinsic value of options exercised, determined as of the date of exercise, was $0.5 million and $2.8 million during the three months ended June 28, 2008 and June 30, 2007, respectively, and $0.6 million and $6.8 million during the six months ended June 28, 2008 and June 30, 2007, respectively. The total cash received from employees as a result of stock option exercises was $0.6 million and $10.1 million during the three months ended June 28, 2008 and June 30, 2007, respectively, and $0.9 million and $25.4 million during the six months ended June 28, 2008 and June 30, 2007, respectively. In connection with these exercises and the disqualification of incentive stock options, we realized a tax benefit of $0.1 million and $0.8 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and $0.1 million and $2.0 million for the six months ended June 28, 2008 and June 30, 2007, respectively. We settle employee stock option exercises with newly issued common shares.

As of June 28, 2008 there was $33.1 million of unrecognized compensation cost related to unvested stock options, of which $8.8 million is expected to be recognized in the next two quarters of 2008, and $12.7 million, $9.0 million, and $2.6 million is expected to be recognized in 2009, 2010, and 2011, respectively.

A summary of restricted stock award activity during the six months ended June 28, 2008 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards as of December 31, 2007	2,765	$28.45
Granted	223	23.28
Vested	(71)	27.66
Forfeited	(195)	28.61

Unvested restricted stock awards as of June 28, 2008	2,722	$28.04

The unvested restricted stock awards at June 28, 2008 include 1.2 million of restricted stock units.

As of June 28, 2008 there was $27.6 million of unrecognized compensation cost related to restricted stock awards, of which $6.8 million is expected to be recognized in the two remaining quarters of 2008, and $10.1 million, $6.1 million, $4.5 million and $0.1 million, is expected to be recognized in 2009, 2010, 2011 and 2012, respectively. The total fair value of restricted stock awards that vested in each of the three month periods ended June 28, 2008 and June 30, 2007 was $1.1 million and $0.9 million, respectively, and $1.6 million and $1.5 million during the six month periods ended June 28, 2008 and June 30, 2007, respectively. In connection with the vesting of these awards, we realized tax benefits of $0.4 million and $0.3 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and $0.6 million for each of the six month periods ended June 28, 2008 and June 30, 2007. As of June 28, 2008, there was a total of 0.8 million shares of restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not met.

Note 14. Operating Segments

Our operations are organized into two segments, the Semiconductor Group and the Industrial Applications Group. The Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. The Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization. The accounting policies of these segments are the same as those described in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Segment information for the periods presented is as follows:

	Three Months Ended June 28, 2008			Six Months Ended June 28, 2008
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
Sales to unaffiliated customers	$208,272	$49,468	$257,740	$478,622	$93,831	$572,453
Operating income (loss)	$(20,814)	$9,432	$(11,382)	$1,023	$14,866	$15,889

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
Sales to unaffiliated customers	$380,207	$36,128	$416,335	$744,402	$68,907	$813,309
Operating income	$69,142	$3,583	$72,725	$133,285	$6,849	$140,134

	June 28, 2008			December 31, 2007
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
Total assets	$1,603,302	$277,636	$1,880,938	$1,792,443	$284,500	$2,076,943

Note 15. Related Party Transactions

We lease an aircraft from a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expenses of $0.3 million and $0.2 million for the three month periods ended June 28, 2008 and June 30, 2007, respectively, and $0.5 million and $0.3 million for the six month periods ended June 28, 2008 and June 30, 2007, respectively.

We recognized aggregate compensation expense of $0.1 million during each of the three month periods ended June 28, 2008 and June 30, 2007 and $0.2 million and $0.3 million for the six month periods ended June 28, 2008 and June 30, 2007, respectively, for immediate family members of certain of our executive officers employed in non-executive positions.

As of June 28, 2008 and December 31, 2007, we had outstanding loans to non-executive vice presidents and other key personnel of $1.1 million and $1.0 million, respectively. As of June 28, 2008, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to loans to personnel has not historically been significant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation: our expectation that net orders will fluctuate due to the cyclicality of the semiconductor industry; our anticipation to reclassify net losses recorded as of June 28, 2008 from OCI to earnings within the next twelve months; our expectation that the adoption of certain accounting pronouncements will not have a significant impact on our Condensed Consolidated Financial Statements; our estimated amortization expense for currently recognized identifiable intangible assets for the years ending December 31, 2009, 2010, 2011,2012 and 2013, respectively; our expectation that the remaining obligations in connection with vacated facilities will be satisfied no later than the lease terms, which expire on various dates through 2017; our expectation that the ultimate disposition of the Linear litigation will not have a material adverse effect on our business, financial condition or operating results; our efforts to continue to work closely with our customers and make substantial investments in research and development in order to continue to deliver innovative products which enhance productivity for our customers to utilize the latest technology; our belief that our continued investment in research and development has positioned us for future growth; our belief that significant additional growth potential exists in the Asia region over the long term; our belief that significant investment in research and development is required to remain competitive; our plan to continue to invest in new products and enhancement of our current product lines; our expectation that $33.1 million of unrecognized compensation related to unvested stock options, of which $8.8 million is expected to be recognized in the two remaining quarters of 2008 and $12.7 million, $9.0 million, and $2.6 million will be recognized in 2009, 2010 and 2011, respectively; our expectation that $27.6 million of unrecognized compensation cost related to restricted stock awards, of which $6.8 million is expected to be recognized in the next two quarters of 2008, and $10.1 million, $6.1 million, $4.5 million and $0.1 million is expected to be recognized in 2009, 2010, 2011 and 2012, respectively; our belief that we will ultimately be able to liquidate our investments in auction-rate securities without significant loss through successful auctions, redemptions of securities by the issuers or upon maturity; our belief that the impairment of the auction-rate securities is temporary because they have either been guaranteed by the federal government or in the case of closed-end funds they are backed by more than 200% collateral; our anticipation that the illiquidity of the auction-rate securities will not negatively affect our ability to execute our current business plan; our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcome of actions that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; our expectation that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future; our expectation to continue to experience significant fluctuations in our quarterly operating results; our expectation to use the proceeds from certain credit agreements for working capital and other general corporate purposes, including the repurchase of shares; our expectation to repurchase shares from time to time in the open market, through block shares or otherwise; our expectation that our customers capital spending will increase over the long term as demand from various industries continues to steadily rise; our belief that the shift to DRAM and NAND products will drive the development of more efficient tools to satisfy our customer’s needs; our belief that our customers are seeking more affordable technology to drive down their prices so they can continue to grow the market demand for their products; our continued efforts to focus on our responsiveness to our customers by increasing efficiencies and producing products the market desires; our plan to leverage our position in the market with the introduction of new specialized platforms that meet the diverging needs of our customers; our intention to leverage our strength and position in the logic market; our intention to continue building product momentum and driving market share in anticipation of market growth over the long term; our continued focus on operational execution and a pairing down of certain research and development activities to improve profitability by reducing our cost structure; and our belief that we will achieve our goal of reducing quarterly operational expenses to approximately $110 million in the third quarter of 2008.

Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: unanticipated trends with respect to the cyclicality of the semiconductor industry; inability to reclassify net losses from OCI to earnings within the next twelve months; inaccuracies regarding growth potential in the Asia region over the long term; sustained decrease in or leveling off of customer demand; inability to predict the impact of the Linear litigation on our business, financial conditions or operating results; inability to accurately predict the impact of new accounting pronouncements on our Condensed Consolidated Financial Statements; inability to accurately assess the period in which the Company can recognize unrecognized compensation related to unvested stock options and restricted stock awards; inaccuracies related to the satisfaction of remaining obligations related to vacated leases; inability of the Company to meet certain performance conditions that may result in forfeiture of certain restricted stock awards; inability to anticipate cyclical changes in customers’ capacity utilization and demand; the negative impact of higher cost of services on gross margins; inability to realize efficiencies from outsourcing; inability to invest in research and development of existing and new product lines; inability to introduce new and enhanced products in a timely way in order to remain competitive; inability to accurately assess the changing product needs of our customers; loss of a major customer; the need to seek new customers and diversify our customer base; unanticipated need for additional liquid assets in the next twelve months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition, results of operations or material adjustment to our financial statements; inherent uncertainty in the outcome of litigation matters; our potential inability to enforce our patents and protect our trade secrets; inability to reduce operational expenses in the third quarter of 2008; inability to accurately predict our ability to recover the carrying value of our investment in auction-rate securities, market changes negatively affecting auction-rate securities and the government’s inability to guarantee the underlying securities; inability to accurately predict customers capital spending over the long term and continued customer capital spending reductions in the semiconductor industry; further periodic downturns in the semiconductor industry which could have a material adverse effect on the semiconductor industry’s demand for semiconductor processing equipment; inability to accurately predict mega-fabrication trends in memory manufacturing; uncertainties related to the acceptance of new technology into the memory market; unexpected increase in costs of manufacturing and production limiting efficiencies and impacting our ability to leverage our logic position; introduction of new products by competitors; inability to gain and leverage market position during the economic downturn; unexpected shift in market demands for both memory and logic products; uncertainties related to growth in the electronic industry; and inability to successfully select, develop, and market new products, or enhance existing products.

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

In 2004, we diversified by acquiring Peter Wolters AG, a German company specializing in lapping and polishing equipment for a number of industries. With the acquisition of Peter Wolters AG, Novellus entered into market sectors beyond semiconductor manufacturing. We call this segment the Industrial Applications Group (IAG). In November 2005 we acquired Voumard Machine Co. SA, a privately-held manufacturer of high-precision machine manufacturing tools based in Neuchatel, Switzerland, to expand our product offerings within IAG.

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

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles and trends which are difficult to predict. As indicated above, our products are used to manufacture semiconductors that are used throughout the electronics industry, including the personal computer, mobile phone, consumer electronics and portable media player markets. Our revenues are driven largely from capital spending by our customers who operate principally in the semiconductor memory and logic markets.

The demand for our products is affected by the profitability of our customers which is driven by capacity and market supply for their products. In fiscal 2006 and 2007, our memory customers built excess capacity as they did not accurately predict the market’s demand for their products. As a result, memory capacity additions saturated the market and outpaced the rate of demand. The overcapacity of memory customers coupled with weak memory pricing, tight liquidity in the credit markets, and the negative economic environment has caused those customers to pause on capital spending. While we have seen our customers’ capital expenditures slow in recent past, we expect our customers’ capital spending to increase over the long term as demand from various industries continues to steadily rise.

We have also seen a shift in the proportion of total capital spending to the memory market. Specifically, we have begun to see a need and growing demand for DRAM and NAND. We believe this shift will drive the development of more efficient tools to satisfy our customers’ needs as memory requires tremendous economies of scale that involve leveraging large fabrication facilities. Alternatively, logic requirements are more complex as they have a high part member mix, multiple customers and applications, and do not have the capacity to grow mega-fabrication facilities like our memory customers. Our customers are continuously seeking more affordable technology to drive down their prices so they can continue to grow the market demand for their products.

We continue to focus on our responsiveness to customers by increasing efficiencies and producing products that the market desires. Part of this plan involves leveraging our position in the market with the introduction of new specialized platforms that meet the diverging needs of our customers. We have seen great acceptance of our memory products and intend to leverage our strength and position in the logic market. During this economic downturn, we intend to continue building product momentum and driving market share in anticipation of market growth over the long term.

Given the historically cyclical nature of the semiconductor industry, we continue to focus on operational execution and a paring down of certain research and development activities to improve profitability by reducing our cost structure. We made strategic decisions during the second quarter of 2008 to focus on our core products discussed in our Annual Report on Form 10-K. Accordingly, we incurred $13.6 million of additional expenses during the second quarter of 2008 related to impairments of inventory and evaluation systems, write-downs of certain research and development assets, and reductions in workforce. As a result, we anticipate achieving our goal of reducing quarterly operational expenses to approximately $110 million in the third quarter of 2008, excluding employee profit sharing expenses, as applicable, and any impact that results from adverse changes in the exchange rate between the U.S. dollar and the local currency where expenses are incurred.

We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income and net income per share are the primary measures we use to monitor performance. We also use certain non-GAAP measures, such as shipments and net orders, to assess business trends and performance. Shipments consist of products shipped to customers, without regard to net sales adjustments such as deferrals associated with customer acceptance. Net orders, which are also referred to as bookings, consist of current period orders less current period cancellations. Shipments and net orders are used to forecast and plan future operations. We do not report orders for systems with delivery dates more than 12 months from the latest balance sheet date.

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2008		2007
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$257,740	$314,713	$363,463	$393,277	$416,335	$396,974
Gross profit	$110,963	$144,940	$171,863	$194,307	$208,110	$194,909
Net income (loss)	$(2,385)	$15,529	$52,861	$49,711	$57,345	$53,783
Net income (loss) per share – Diluted	$(0.02)	$0.15	$0.47	$0.41	$0.45	$0.42
Shipments	$240,320	$312,857	$363,055	$387,817	$436,382	$389,052
Change in shipments from prior quarter	(23)%	(14)%	(6)%	(11)%	12%	(0)%
Net orders	$234,628	$297,025	$343,086	$305,329	$332,201	$412,219
Change in net orders from prior quarter	(21)%	(13)%	12%	(8)%	(19)%	(7)%

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

Financial Performance Overview

The following is an overview of our financial performance for the six months ended June 28, 2008 compared to the six months ended June 30, 2007:

•	Net sales decreased 29.6% to $572.5 million from $813.3 million;

•	Net income decreased 88.2% to $13.1 million from $111.1 million;

•	Diluted net income per share decreased to $0.13 from $0.88;

•	Shipments decreased 33.0% to $553.2 million from $825.4 million; and

•	Net orders decreased 28.6% to $531.7 million from $744.4 million.

As noted above, results of operations for the three months ended June 28, 2008 include $13.6 million of charges. These charges include: (a) impairments of inventory and evaluation systems of $6.4 million, (b) write-downs of certain research and development (R&D) assets of $3.8 million and (c) reductions in workforce of $3.4 million. Of these charges, $6.5 million are in Cost of sales, $4.3 million are in R&D expenses and $2.8 million are in Selling, general and administrative (SG&A) expenses.

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
	June 28, 2008	March 29, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Semiconductor Group	$208,272	$270,350	$380,207	$478,622	$744,402
Industrial Applications Group	49,468	44,363	36,128	93,831	68,907

Net sales	$257,740	$314,713	$416,335	$572,453	$813,309

The net sales we report are correlated to shipments and the timing of customer acceptance. Deferred revenue at the end of the second quarter of 2008 was $95.7 million. Net sales recorded in the Semiconductor Group decreased compared to prior periods as a result of ongoing weakness in the semiconductor industry as discussed above.

Industrial Applications Group (IAG) net sales are up from the first quarter of 2008 primarily as a result of delayed customer acceptances in the prior quarter, which were subsequently received in second quarter 2008. Year over year, IAG net sales are up 37% and 36% for the three and six months ended June 28, 2008, respectively, due to improved performance in the business and favorable exchange rate fluctuations. The primary functional currency of IAG is the Euro. Changes in the exchange rate had the effect of increasing IAG reported net sales by 14% and 13% for the three and six months ended June 28, 2008, respectively, over the same periods in the prior year.

Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Three Months Ended			Six Months Ended
	June 28, 2008	March 29, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Asia	61%	62%	65%	62%	68%
North America	27%	30%	29%	28%	26%
Europe	12%	8%	6%	10%	6%

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

Gross Profit

	Three Months Ended			Six Months Ended
	June 28, 2008	March 29, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(Dollars in thousands)
Gross profit	$110,963	$144,940	$208,110	$255,903	$403,019
Gross margin	43%	46%	50%	45%	50%

The decrease in gross margin in the second quarter of 2008 compared to prior periods is primarily due to product mix and lower absorption of fixed overhead costs as shipment volumes decreased. In addition, we incurred $6.5 million of additional charges as discussed above which consisted primarily of inventory and evaluation system impairments. Gross margin in second quarter and year-to-date 2008 also decreased from prior periods as a result of an increase in the percentage of total sales represented by IAG products, whose margins are generally lower than Semiconductor Group products.

Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 28, 2008	March 29, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(Dollars in thousands)
SG&A expense	$62,530	$60,329	$72,011	$122,859	$139,111
% of net sales	24%	19%	17%	21%	17%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

SG&A expense increased in the second quarter of 2008 from the first quarter of 2008, primarily as a result of $2.8 million of additional charges incurred during the current quarter related to the reduction in workforce discussed above. The decrease in SG&A expense during the three and six months ended June 30, 2008 over the same prior year periods, is primarily due to lower profit sharing, commissions and other sales and marketing related costs as a result of decreased sales volumes. These reductions were offset by incremental charges incurred in 2008 related to the reduction in workforce. SG&A expense, as a percentage of net sales, increased compared to prior year periods primarily due to the decrease in net sales.

Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 28, 2008	March 29, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(Dollars in thousands)
R&D expense	$59,815	$57,340	$63,374	$117,155	$123,774
% of net sales	23%	18%	15%	20%	15%

R&D expense includes compensation and benefits for our R&D personnel, project materials, chemicals and other direct expenses incurred in product and technology development. Also included are expenses for equipment repairs and maintenance, rents, utilities and depreciation. Our significant investments in R&D over the past several years reflect our strong commitment to the continuous improvement of our current product lines and the development of new products and technologies. We continue to believe that significant investment in R&D is required to remain competitive, and we plan to continue to invest in new products and enhancement of our current product lines.

The increase in R&D expense over first quarter 2008 levels was due to the write-down of certain R&D assets and the reduction of workforce totaling $4.3 million, as explained above. Excluding the aforementioned charges, R&D expense decreased by $2.3 million due to a reduction in headcount and profit sharing. R&D expense decreased during the three and six months ended June 28, 2008 from the prior year periods primarily as a result of reduced headcount resulting from our strategic business decision to focus on our core products. R&D expense, as a percentage of net sales, increased compared to prior year periods primarily due to the decrease in net sales.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 28, 2008	March 29, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(Dollars in thousands)
Interest and other income, net	$4,916	$1,109	$14,597	$6,025	$25,704
% of net sales	2%	Less than 1%	4%	1%	3%

Interest and other income, net, includes interest income, interest expense and other non-operating items. Interest and other income, net increased from the first quarter of 2008 primarily due to $3.4 million of increased gains on foreign currency transactions. During the three and six months ended June 28, 2008 interest and other income, net decreased compared to prior year periods. Interest income for the three and six months ended June 28, 2008 decreased by $6.0 million and $10.5 million, respectively, as a result of declining yields on interest bearing investments, lower balances of cash, cash equivalents and investments, and the transition to U.S. Treasuries that provided lower yields. Additionally, there were decreased gains on foreign currency transactions of $1.6 million and $5.8 million from the three and six months ended June 30, 2007, respectively.

Income Taxes

Our effective tax rates were a benefit of 63.1% and provisions of 45.3% and 34.3% for the three months ended June 28, 2008, March 29, 2008 and June 30, 2007, respectively. Our effective tax rates were provisions of 40.0% and 33.0% for the six months ended June 28, 2008 and June 30, 2007, respectively. The tax benefit in the second quarter of 2008 compared to the provision in the first of quarter 2008 is primarily due to the net loss for the three months ended June 28, 2008 and certain nonrecurring items for the quarter. In addition, the changes in the effective tax rate for the three and six months ended June 28, 2008 as compared to the same periods in 2007 results from lower profitability for 2008, non-deductible expenses related to stock-based compensation and certain nonrecurring items. Our future effective income tax rate depends on various factors, such as the company’s operating results before taxes, tax legislation, the geographic composition of pre-tax operating results, non-deductible expenses incurred in connection with acquisitions and items outside of the annual effective tax rate such as interest expense on uncertain tax positions and stock option and restricted stock-based deductions.

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

Valuation of Investments

In valuing our investments we predominantly use market data or data derived from market sources. When market data is not available, such as when the investment is illiquid, we employ a cash-flow-based modeling technique to arrive at the recorded fair value. This process involves incorporating our assumption about the anticipated term and the yield that a market participant would require to purchase the security in the marketplace. As of June 28, 2008 we have recorded a temporary impairment charge of $7.1 million within OCI based upon our assessment of the fair value of our auction-rate securities (see Note 3 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

	June 28, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$191,773	$175,071
Short-term investments	237,033	421,695

Total cash, cash equivalents and short-term investments	$428,806	$596,766

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of liquidity as of June 28, 2008 consisted of $428.8 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $168.0 million from $596.8 million as of December 31, 2007.

As of June 28, 2008, we held approximately $112.1 million of tax-exempt auction-rate securities, $2.0 million of which was classified as short-term investments with the remainder classified as non-current assets, whose underlying assets are generally student loans substantially backed by the federal government or closed-end municipal funds. Beginning in February 2008, many of these auction-rate securities became illiquid because their scheduled auctions failed to settle. An auction failure occurs when the parties wishing to sell securities at auction cannot. As a result, we may have limited or no opportunities to liquidate these investments and fully recover their stated value in the near term. When an auction fails the affected securities begin to pay interest under their default interest rate terms. As a result of the illiquidity caused by the lack of an active market, $110.1 million of these investments were classified as non-current and a temporary unrealized loss of $7.1 million has been recorded as of June 28, 2008. We utilized a cash-flow-based valuation method in determining the fair value of these securities, which used significant unobservable inputs at June 28, 2008.

We believe the impairment of these securities is temporary because they have either been guaranteed by the federal government or in the case of closed-end funds they are backed by more than 200% collateral. Substantially all of our auction-rate securities are currently rated AAA, the highest rating by a rating agency. We believe we will ultimately be able to liquidate these investments without significant loss through successful auctions, redemptions of securities by the issuers, or upon maturity. However, it could take until the final maturity of the underlying notes (up to 49 years) to realize the investments’ full value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate that the current illiquidity of these investments will adversely affect our operations.

Cash Flow Summary

	2008 YTD	2007 YTD
	(In thousands)
Net cash provided by (used in):
Operating activities	$125,174	$67,421
Investing activities	45,285	(28,248)
Financing activities	(154,434)	(28,203)
Effects of exchange rate changes on cash and cash equivalents	677	943

Net increase in cash and cash equivalents	$16,702	$11,913

Operating

Net cash provided by operating activities during the six months ended June 28, 2008 was $125.2 million. This amount consisted primarily of $13.1 million provided by net income, adjusted for non-cash expense items of $67.7 million and changes in working capital accounts of $44.3 million. The primary reason for the increase in cash flows from operating activities compared to the prior year period is a decrease in accounts receivable offset by lower net income. Accounts receivable decreased by $132.0 million from year-end levels due to reduced shipments and strong collections in the quarter.

Net cash provided by operating activities during the six months ended June 30, 2007 was $67.4 million. This amount consisted primarily of $111.1 million provided by net income, adjusted for non-cash items of $71.4 million and decreases in working capital accounts of $115.1 million. Accounts receivable increased by $112.1 million as a result of higher shipments in the second quarter 2007, as compared to the fourth quarter 2006, and because of extended payment terms for certain transactions. Inventory levels were higher than at year end by $33.9 million to meet current and forecasted shipment demands.

Investing

Net cash provided by investing activities during the six months ended June 28, 2008 was $45.3 million, which consisted of net purchases, sales and maturities of short-term investments of $65.0 million, offset by capital expenditures of $10.9 million and an increase in restricted cash and cash equivalents of $8.8 million. As of June 28, 2008, we had no significant commitments to purchase property or equipment.

Net cash used in investing activities during the six months ended June 30, 2007 was $28.2 million, which consisted primarily of net purchases of short-term investments of $3.6 million and capital expenditures of $20.5 million. As of June 30, 2007, we had no significant commitments to purchase property or equipment.

Financing

Net cash used in financing activities during the six months ended June 28, 2008 was $154.4 million. This amount consisted primarily of repurchases of common stock of $160.2 million, offset by proceeds from employee stock compensation plans of $5.7 million.

Net cash used in financing activities during the six months ended June 30, 2007 was $28.2 million. This amount consisted primarily of repurchases of common stock of $56.8 million, offset by proceeds from employee stock compensation plans of $29.9 million.

Liquidity

We have short-term credit facilities with various financial institutions totaling $98.2 million. These credit facilities bear interest at various rates and expire on various dates through June 2009. As of June 28, 2008, $2.3 million of current obligations were outstanding at an interest rate of 5.0%, $29.2 million was pledged against outstanding letters of credit and the remaining $66.7 million was unutilized.

Current debt obligations also include a credit arrangement denominated in Euros used to fund the acquisition of Peter Wolters AG in 2004 and for general corporate purposes. As of June 28, 2008 borrowings under this credit arrangement were $150.3 million at an interest rate of 4.6% and are secured by deposits in money market funds, which are included within restricted cash and cash equivalents, current on our Condensed Consolidated Balance Sheet. Borrowings under this credit arrangement are due and payable on or before June 25, 2009. This credit arrangement includes certain financial covenants, with which we were in compliance as of June 28, 2008.

We also have long-term credit facilities with various institutions totaling $151.4 million, of which $150.0 million was unutilized as of June 28, 2008. As of June 28, 2008 we had $1.4 million in long-term debt outstanding under these credit arrangements at an interest rate of 4.0%, expiring in December 2037. The unutilized amount relates to a senior unsecured five-year revolving credit agreement (the Agreement) expiring in 2011 with an aggregate committed amount of $150.0 million and an option to increase the total line by up to an additional $100.0 million under certain circumstances. We expect to use the proceeds, if any, for working capital and other general corporate purposes, including the repurchase of our own common shares. The Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of default, which are subject to various exceptions and qualifications. We were in compliance with these covenants as of June 28, 2008. No amounts were outstanding under the Agreement as of June 28, 2008.

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

Conclusions

Based upon the controls evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls are effective to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information relating to the Company is made known to management, including the Chief Executive Officer and the Principal Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls for financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with U.S. GAAP.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

There have been no material developments in litigation matters during the quarter ended June 28, 2008 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We devote a significant portion of our personnel and financial resources to R&D programs, and we seek to maintain close relationships with our customers in order to remain responsive to their product and manufacturing process needs. Our success depends in part on our ability to accurately predict evolving industry standards, to develop innovative solutions and improve existing technologies, to win market acceptance of our new and advanced technologies and to manufacture our products in a timely and cost-effective manner. Our products and processes must address changing customer needs in a range of materials, including copper and aluminum, at ever-smaller line widths and feature sizes, while maintaining our focus on manufacturing efficiency and product reliability. If we do not continue to gain market acceptance for our new technologies and products, or develop and introduce improvements in a timely manner in response to changing market conditions or customer requirements, or remain focused on R&D efforts that will translate into greater revenues, our business could be seriously harmed.

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

Our success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selection; hiring, retaining and motivating highly qualified design and engineering personnel; timely and efficient completion of product design and development; implementation of manufacturing and assembly processes; achieving specified product performance in the field; and effective sales and marketing. There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products, or in enhancing our existing products. There can be no assurance that revenue from future products or product enhancements will be sufficient to recover our investments in R&D. To ensure the functionality and reliability of our future product introductions or product improvements, we incur substantial R&D costs early in development cycles, before we can confirm the technical feasibility or commercial viability of a product or product improvement. If new products have reliability or quality problems, reduced orders, or higher manufacturing costs, delays in collecting accounts receivable and additional service may result and warranty expenses may rise, affecting our gross margins. Any of these events could materially and adversely affect our business, financial condition or results of operations.

Changes in tax rates, tax assets or liabilities have negatively impacted our results and could further negatively impact our future results.

We are subject to taxation in the United States and other countries. Our tax rate has fluctuated in the past and may fluctuate in the future. For example, our effective tax rate for the six months ended June 28, 2008 is higher compared to the same period in 2007 as a result of lower profitability for 2008, non-deductible expenses related to stock-based compensation and certain nonrecurring items.

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

Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that reduced the demand for semiconductor processing equipment, including equipment that we manufacture and market. The rate of changes in demand has accelerated, rendering the global semiconductor industry more volatile. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, and at the same time motivate and retain key employees and maintain a stable management team. Our inventory levels during periods of reduced demand have at times been higher than optimal. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity, and hire and assimilate a sufficient number of qualified people to meet customer demand. In the period from 2001 through 2006, we implemented restructuring plans to align our business with fluctuating conditions. Future restructurings may be required to respond to future changes. Net orders, net sales and operating results may be adversely affected if we fail to respond to changing industry cycles in a timely and effective manner. We experienced a decrease in bookings beginning in the fourth quarter of 2006 and continuing through the third quarter of 2007. In the fourth quarter of 2007 our bookings increased over the third quarter of 2007, however we experienced a decrease in bookings in both the first and second quarters of 2008. We could continue to experience decreases in bookings in the future, and as a result, our net sales and operating results may be adversely affected.

The competitive and capital-intensive nature of the semiconductor industry increases the difficulty of maintaining gross margin and maintaining and capturing market share.

We face substantial competition in the industry, from both potential new market entrants and established competitors. Competitors may have greater financial, marketing, technical or other resources, and greater ability to respond to pricing pressures, than we do. They may also have broader product lines, ability to reduce price through product bundling, greater experience with high-volume manufacturing, greater customer service capabilities, or larger and more established sales organizations and customer bases. To maintain or capture a position in the market, we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our R&D and warranty costs. Semiconductor equipment manufacturers incur substantial costs to install and integrate capital equipment into their production lines. This increases the likelihood of continuing relationships with chosen equipment vendors, including our competitors, and the difficulty of penetrating new customer accounts. In addition, sales of our systems depend in significant part upon a prospective customer’s decision to increase or expand manufacturing capacity — which typically involves a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy sales cycle, during which we may expend substantial funds and management effort. Heightened competition may also force price reductions that could adversely affect our results of operations.

Our liquidity can be affected by unanticipated events in the debt markets.

As of June 28, 2008, we held approximately $112.1 million of tax-exempt auction-rate securities, $2.0 million of which was classified as short-term investments with the remainder classified as non-current assets, whose underlying assets are generally student loans, substantially backed by the federal government, or closed-end municipal funds. Beginning in February 2008, many of these auction-rate securities became illiquid because their scheduled auctions failed to settle. An auction failure occurs when the parties wishing to sell securities at auction cannot. As a result, we may have limited or no opportunities to liquidate these investments and fully recover their stated value in the near term. When an auction fails the affected securities begin to pay interest under their default interest rate terms. As a result of the illiquidity caused by the lack of an active market, $110.1 million of these investments were classified as non-current and a temporary unrealized loss of $7.1 million has been recorded as of June 28, 2008. We utilized a cash-flow-based valuation method in determining the fair value of these securities, which used significant unobservable inputs at June 28, 2008.

We believe the impairment of these securities is temporary because they have either been guaranteed by the federal government or in the case of closed-end funds they are backed by more than 200% collateral. Substantially all of our auction-rate securities are currently rated AAA, the highest rating by a rating agency. We believe we will ultimately be able to liquidate these investments without significant loss through successful auctions, redemptions of securities by the issuers, or upon maturity. However, it could take until the final maturity of the underlying notes (up to 49 years) to realize the investments’ full value. If current market conditions do not improve, an other-than-temporary impairment charge could occur in future periods which would negatively impact our results of operations. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate that the current illiquidity of these investments will adversely affect our operations.

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

Our core business and expertise has historically been in the development, manufacture, sale and support of deposition technologies, and more recently, wafer surface preparation and chemical mechanical planarization technologies. Our acquisitions of Peter Wolters and Voumard and the establishment of our Industrial Applications Group represent the first expansion of our business beyond the semiconductor equipment industry. We lack experience in the high-precision machine manufacturing equipment market, compared with our knowledge of the semiconductor equipment industry, and cannot give any assurance that we can maintain or improve the quality of products, level of sales, or relations with key employees and significant customers or suppliers that are necessary to compete in the market for high-precision machine manufacturing tools. Our efforts to integrate and develop the Industrial Applications Group may divert capital, management attention, R&D and other critical resources away from, and adversely affect, our core business.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Company Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
March 30, 2008 through April 3, 2008	—	—	—	$884.7 million
April 4, 2008 through May 3, 2008	—	—	—	$884.7 million
May 4, 2008 through June 28, 2008	455,200	$21.97	455,200	$874.7 million

Total	455,200	$21.97	455,200	$874.7 million

All shares were purchased pursuant to publicly announced plans. On February 24, 2004 we announced that our Board of Directors approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 13, 2007. On September 20, 2004 we announced that our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 14, 2009. On October 26, 2007 we announced that our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through October 26, 2011.

In addition to shares repurchased above, we withheld 2,367 shares through net share settlements during the three months ended June  28, 2008 upon the vesting of restricted stock awards to cover tax withholding obligations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Novellus’ Annual Meeting of Shareholders, held on May 13, 2008, the following proposals were voted on by the Shareholders as noted below:

1. Election of Directors.

Name of Nominee	Voted For	Voted Against
Richard S. Hill	73,106,707	848,852
Neil R. Bonke	73,116,962	838,597
Youssef A. El-Mansy	73,116,786	838,773
J. David Litster	73,116,962	838,597
Yoshio Nishi	73,116,786	838,773
Glen G. Possley	73,106,701	848,858
Ann D. Rhoads	73,116,786	838,773
William R. Spivey	73,116,956	838,603
Delbert A. Whitaker	73,116,962	838,597

2. Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm for Novellus for the fiscal year ending December 31, 2008.

Voted For	Voted Against	Abstain
72,569,368	645,360	740,831

ITEM 6: EXHIBITS

(a) Exhibits

*10.19	Amended and Restated Employment Agreement between Novellus and Richard S. Hill dated July 24, 2008.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 5, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated August 5, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 5, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated August 5, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ Jeffrey C. Benzing
Jeffrey C. Benzing
Executive Vice President and Chief Administrative Officer
(Principal Financial Officer)

August 5, 2008

EXHIBIT INDEX

*10.19	Amended and Restated Employment Agreement between Novellus and Richard S. Hill dated July 24, 2008.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 5, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated August 5, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 5, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated August 5, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.