Form 10-Q
period 2008-09-27
NOVELLUS SYSTEMS INC
filed 2008-11-05
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

As of October 31, 2008, 97,664,418 shares of the Registrant’s common stock, no par value, were issued and outstanding.

NOVELLUS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED September 27, 2008

		Page
Part I: Financial Information
Item 1:	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2008 and September 29, 2007	3
	Condensed Consolidated Balance Sheets as of September 27, 2008 and December 31, 2007	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2008 and September 29, 2007	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4:	Controls and Procedures	24
Part II: Other Information
Item 1:	Legal Proceedings	25
Item 1A:	Risk Factors	26
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6:	Exhibits	34
Signatures		35
EXHIBIT 10.9
EXHIBIT 10.28
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands, except per share amounts)
Net sales	$250,098	$393,277	$822,551	$1,206,586
Cost of sales	138,574	198,970	455,124	609,260

Gross profit	111,524	194,307	367,427	597,326
Operating expenses:
Selling, general and administrative	53,858	67,420	176,717	206,531
Research and development	51,649	61,384	168,804	185,158

Total operating expenses	105,507	128,804	345,521	391,689

Operating income	6,017	65,503	21,906	205,637
Interest and other income, net:
Interest income, net	2,588	8,617	7,667	25,005
Other income, net	467	316	1,413	9,632

Total interest and other income, net	3,055	8,933	9,080	34,637

Income before provision for income taxes	9,072	74,436	30,986	240,274
Provision for income taxes	7,675	24,725	16,445	79,435

Net income	$1,397	$49,711	$14,541	$160,839

Net income per share:
Basic	$0.01	$0.41	$0.15	$1.31

Diluted	$0.01	$0.41	$0.15	$1.28

Shares used in basic per share calculations	97,581	120,414	98,807	122,730

Shares used in diluted per share calculations	98,348	121,902	99,550	125,244

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2008	December 31, 2007 *
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$162,231	$175,071
Short-term investments	293,073	421,695
Accounts receivable, net	210,445	346,866
Inventories	211,810	212,995
Deferred tax assets, net	31,544	48,965
Restricted cash and cash equivalents, current	143,314	—
Prepaid and other current assets	23,214	18,366

Total current assets	1,075,631	1,223,958
Property and equipment, net	287,706	320,009
Restricted cash and cash equivalents	3,515	161,050
Investments	100,467	—
Goodwill	238,492	238,944
Intangible and other assets	115,433	132,982

Total assets	$1,821,244	$2,076,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,279	$97,135
Accrued payroll and related expenses	42,206	73,273
Accrued warranty	32,477	44,864
Other accrued liabilities	46,406	50,183
Deferred profit	24,078	52,252
Current debt obligations	129,479	1,509

Total current liabilities	347,925	319,216
Long-term debt	1,325	143,267
Long-term income taxes payable	25,433	27,408
Other non-current liabilities	49,672	57,965

Total liabilities	424,355	547,856
Commitments and contingencies
Shareholders’ equity:
Common stock	1,165,488	1,219,533
Retained earnings	233,767	304,278
Accumulated other comprehensive income (loss)	(2,366)	5,276

Total shareholders’ equity	1,396,889	1,529,087

Total liabilities and shareholders’ equity	$1,821,244	$2,076,943

*	Amounts are derived from the December 31, 2007 audited consolidated financial statements.

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
	(In thousands)
Cash flows from operating activities:
Net income	$14,541	$160,839
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	2,153	50
Depreciation and amortization	47,464	50,709
Deferred income taxes	6,073	24,479
Stock-based compensation	24,836	28,227
Tax benefit realized from stock-based compensation	976	3,251
Excess tax benefit from stock-based compensation	(97)	(782)
Other-than-temporary impairment of short-term investment	737	1,763
Other non-cash charges, net	2,177	2,052
Changes in operating assets and liabilities:
Accounts receivable, net	137,236	(48,864)
Inventories	6,525	(28,183)
Prepaid and other assets	17,834	(2,885)
Accounts payable	(9,423)	7,930
Accrued payroll and related expenses	(26,632)	(8,828)
Accrued warranty	(17,147)	3,781
Other liabilities	(6,708)	26,537
Deferred profit	(28,688)	15,963

Net cash provided by operating activities	171,857	236,039

Cash flows from investing activities:
Proceeds from sales of short-term and long-term investments	311,550	669,945
Proceeds from maturities of short-term investments	78,110	176,380
Purchases of short-term investments	(375,304)	(807,424)
Capital expenditures	(16,677)	(26,949)
Decrease (increase) in restricted cash and cash equivalents	14,221	(7,234)
Other	—	(64)

Net cash provided by investing activities	11,900	4,654

Cash flows from financing activities:
Proceeds from employee stock compensation plans	6,415	33,777
Proceeds from (repayments of) lines of credit, net	534	(11,964)
Payments on debt obligations	(15,568)	(21)
Repurchases of common stock	(188,886)	(216,893)
Excess tax benefit from stock-based compensation	97	782

Net cash used in financing activities	(197,408)	(194,319)

Effects of exchange rate changes on cash and cash equivalents	811	814

Net increase (decrease) in cash and cash equivalents	(12,840)	47,188
Cash and cash equivalents at the beginning of the period	175,071	58,463

Cash and cash equivalents at the end of the period	$162,231	$105,651

See accompanying notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in Novellus’ Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We evaluate estimates on an ongoing basis, including those related to recognition of revenue, valuation of investments, adequacy of the allowance for doubtful accounts, valuation of inventory, valuation of deferred tax assets, valuation of goodwill and other intangible assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, contingencies and litigation, and measurement of stock-based compensation. We base estimates on historical experience and on other market-based assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state assets and liabilities given facts known at the time of measurement. Actual results may differ from these estimates under different assumptions or conditions.

The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our subsidiaries after the elimination of all significant intercompany account balances and transactions. Warranty obligations in the amount of $10.0 million have been reclassified from Accrued warranty to Other non-current liabilities in the December 31, 2007 Condensed Consolidated Balance Sheet to conform to the 2008 financial statement presentation. This reclassification did not affect any prior amounts of reported total assets, liabilities, stockholders’ equity, results of operations or cash flows.

Derivatives

Our policy is to enter into foreign currency forward exchange contracts with maturities of less than 12 months to mitigate the impact of currency exchange fluctuations on (a) probable anticipated system sales in Japanese yen, (b) our net investment in certain foreign subsidiaries, and (c) existing monetary asset and liability balances denominated in foreign currencies. We record all derivatives at fair value in either Prepaid and other current assets or Other accrued liabilities. We report cash flows from derivative instruments in cash flows from operating activities. We used the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

Cash Flow Hedges

We designate and document as cash flow hedges foreign currency forward exchange contracts on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate each hedge’s effectiveness at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in Other comprehensive income (OCI) until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in Net sales as designated at the inception of the forward contract. During the three months ended September 27, 2008 and September 29, 2007, gains of $0.1 million and $0.8 million, respectively, were recorded in Net sales due to hedge ineffectiveness. During the nine months ended September 27, 2008 and September 29, 2007, gains of $0.5 million and $2.7 million, respectively, were recorded in Net sales due to hedge ineffectiveness. In the event it becomes probable that an anticipated hedged transaction will not occur as a result of the associated shipment date pushing outside of the forecasted range, the gains or losses on the related cash flow hedges are reclassified from Accumulated other comprehensive income (loss) to Net sales in the Condensed Consolidated Statement of Operations. No such events occurred during the three months ended September 27, 2008 and September 29, 2007. During both of the nine months ended September 27, 2008 and September 29, 2007, we reclassified losses of $0.7 million into Net sales as a result of the discontinuance of hedged anticipated transactions.

The following table summarizes the pre-tax impact of cash flow hedges on OCI during the three and nine months ended September 27, 2008 and September 29, 2007.

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands)
Balance, beginning of period – gains (losses)	$341	$1,805	$(2,578)	$(329)
Effective portion of hedge remeasurement	(61)	(4,533)	(450)	(3,641)
Reclassification to Net sales	269	(433)	3,577	809

Balance, end of period – gains (losses)	$549	$(3,161)	$549	$(3,161)

We anticipate reclassifying the net gains recorded as of September 27, 2008 from OCI to Net sales within 12 months.

Net Investment Hedges

We hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. The foreign currency forward exchange contracts used to hedge this exposure are designated and documented as net investment hedges. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective when currency pairs and notional amounts on the forward exchange contracts are properly aligned with the net investment in subsidiaries. Changes in the spot-to-spot value are recorded as foreign currency translation adjustments within OCI. A gain of $1.2 million and a loss of $0.1 million were recorded in OCI for net investment hedges during the three months ended September 27, 2008 and September 29, 2007, respectively, and losses of $0.5 million and $0.4 million were recorded in OCI during the nine months ended September 27, 2008 and September 29, 2007, respectively. Ineffectiveness, if any, along with the excluded time value of the forward contracts, is recorded as foreign currency gain or loss in Other income, net. We recorded gains due to ineffectiveness of $0.1 million during both of the three months ended September 27, 2008 and September 29, 2007 and gains of $0.5 million during both of the nine months ended September 27, 2008 and September 29, 2007.

Other Foreign Currency Hedges

We enter into foreign currency forward exchange contracts (a) to hedge intercompany balances denominated in non-functional currencies, (b) to hedge certain third-party receivables denominated in Japanese yen and (c) to hedge anticipated sales denominated in foreign currency that do not qualify for special hedge accounting treatment under SFAS 133 due to uncertainty surrounding the timing of shipment. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in Other income, net. During the three months ended September 27, 2008 and September 29, 2007, we recorded derivative losses on these hedges of $2.5 million and $3.5 million, respectively, and during the nine months ended September 27, 2008 and September 29, 2007, we recorded derivative losses on these hedges of $6.7 million and $0.9 million, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. See Note 3 for information about fair value measurements.

In February 2008, the FASB issued FASB Staff Position (FSP) of Financial Accounting Standards (FAS) 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements of non-financial instruments, except for those recognized or disclosed at fair value on at least an annual basis. We elected the delayed adoption date for the portions of SFAS 157 impacted by FSP 157-2 and, as a result, we partially adopted SFAS 157 on January 1, 2008. The partial adoption of SFAS 157 was prospective and did not have a significant effect on our Condensed Consolidated Financial Statements. We are currently evaluating the impact of applying the deferred portion of SFAS 157 to the nonrecurring fair value measurements of our nonfinancial assets and nonfinancial liabilities. In accordance with FSP 157-2, the fair value measurements for these items will be adopted effective January 1, 2009.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 27, 2008 did not have a significant impact on our Condensed Consolidated Financial Statements.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3 on our Condensed Consolidated Financial Statements.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands, except per share amounts)
Numerator:
Net income	$1,397	$49,711	$14,541	$160,839

Denominator:
Basic weighted-average shares outstanding	97,581	120,414	98,807	122,730
Dilutive common equivalent shares	767	1,488	743	2,514

Diluted weighted-average shares outstanding	98,348	121,902	99,550	125,244

Net income per share – Basic	$0.01	$0.41	$0.15	$1.31
Net income per share – Diluted	$0.01	$0.41	$0.15	$1.28

For the three months ended September 27, 2008 and September 29, 2007, 19.5 million and 15.4 million shares, respectively, and for the nine months ended September 27, 2008 and September 29, 2007, 20.1 million and 11.0 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. Generally, options are considered anti-dilutive when their exercise prices are greater than or equal to the average market value of our common shares during the period of measurement. Restricted stock awards representing 0.8 million shares for both of the three and nine months ended September 27, 2008 and September 29, 2007 were excluded from the computation of diluted shares outstanding as the shares underlying these awards were subject to performance conditions that had not been met.

Note 3. Financial Instruments

Assets and liabilities measured at fair value on a recurring basis are as follows at September 27, 2008:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Money market funds	$259,518	$—	$—	$259,518
Municipal bonds	—	208,164	—	208,164
Variable-rate demand notes	—	65,156	—	65,156
Auction-rate securities	—	—	102,367	102,367
Derivative assets (1)	—	1,972	—	1,972

Total	$259,518	$275,292	$102,367	$637,177

Liabilities
Derivative liabilities (1)	$—	$1,219	$—	$1,219

Total	$—	$1,219	$—	$1,219

(1)	See Note 1 of our Condensed Consolidated Financial Statements.

Money Market Funds

Money market funds include $116.2 million classified as Cash and cash equivalents and $143.3 million classified as Restricted cash and cash equivalents, current, on our Condensed Consolidated Balance Sheet.

Municipal Bonds

Municipal bonds are bonds issued by state and local governments and other governmental entities such as authorities or special districts. These are classified as available-for-sale within Short-term investments on our Condensed Consolidated Balance Sheet. We used the market approach to value municipal bonds. We classified these securities as Level 2 instruments due to either our use of observable market prices in less active markets or, when observable market prices were not available, our use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

Variable-Rate Demand Notes

Variable-rate demand notes are long-term, floating-rate obligations that are payable on demand. These are classified as available-for-sale within Short-term investments on our Condensed Consolidated Balance Sheet. We used the market approach to value variable-rate demand notes. We classified these securities as Level 2 instruments due to either our usage of observable market prices in less active markets or, when observable market prices were not available, our use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

Auction-Rate Securities

Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal funds. Our auction-rate notes consist of student loans that are substantially backed by the federal government. Beginning in February 2008, our auction-rate securities became illiquid as their scheduled auctions failed to settle. An auction failure occurs when the parties wishing to sell securities cannot. As a result, the affected securities begin to pay interest under their default interest rate features. We will not have access to these funds unless (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently, there are no active secondary markets. As of September 27, 2008 we have recorded a temporary impairment charge of $10.7 million within OCI based upon our assessment of the fair value of our auction-rate securities. The impairment of these securities is temporary as we have both the ability and intent to hold these securities to recovery. Our valuation of these securities incorporates our assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the marketplace. We have included auction-rate securities, of which $1.9 million are classified as Short-term investments and $100.5 million are classified as non-current assets on our Condensed Consolidated Balance Sheet, in the Level 3 fair value category, as there are significant unobservable inputs to our cash-flow-based valuation model.

The table below presents a reconciliation of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 27, 2008. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. All Level 3 financial instrument activities for the three and nine months ended September 27, 2008 are related to auction-rate securities.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended	Nine Months Ended
	September 27, 2008	September 27, 2008
	(In thousands)
Balance, beginning of period	$112,055	—
Transfers in and/or out of Level 3	—	123,420
Total net gains or losses (realized and unrealized):
Included in Net income (loss)	—	—
Included in Other comprehensive income (loss)	(3,588)	(10,733)
Purchases, issuances and settlements, net	(6,100)	(10,320)

Balance, end of period	$102,367	$102,367

Note 4. Inventories

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. As of the balance sheet date, inventories consisted of the following:

	September 27, 2008	December 31, 2007
	(In thousands)
Purchased and spare parts	$146,175	$147,475
Work-in-process	38,747	39,105
Finished goods	26,888	26,415

Total inventories	$211,810	$212,995

Note 5. Goodwill and Intangible Assets

Goodwill

A summary of changes in goodwill during the nine months ended September 27, 2008 is as follows:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Balance, beginning of period	$108,431	$130,513	$238,944
Foreign currency translation adjustments	—	(452)	(452)

Balance, end of period	$108,431	$130,061	$238,492

There have been no significant events or circumstances affecting the valuation of goodwill since our annual impairment test was performed in the fourth quarter of 2007 when we concluded no impairment existed.

Intangible Assets

The following tables provide details of our acquired intangible assets:

	September 27, 2008				December 31, 2007
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)			(Years)	(In thousands)
Patents and other intangible assets	12	$16,661	$(2,755)	$13,906	12	$16,661	$(1,679)	$14,982
Developed technology	6	30,229	(25,952)	4,277	6	30,270	(22,169)	8,101
Trademark	10	7,447	(3,165)	4,282	10	7,473	(2,616)	4,857

Total intangible assets	8	$54,337	$(31,872)	$22,465	8	$54,404	$(26,464)	$27,940

Our estimated amortization expense for currently recognized identifiable intangible assets is approximately $1.6 million in the fourth quarter of 2008, and $4.3 million, $3.2 million, $2.1 million, $2.1 million and $2.1 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively. As of September 27, 2008, we had no identifiable intangible assets with indefinite lives.

Note 6. Product Warranty

We record the estimated cost of warranty coverage to Cost of sales when revenue is recognized. The estimated cost of warranty is determined by the warranty term as well as the average historical labor and material costs for a specific product. We review the actual product failure rates and material usage rates on a quarterly basis and adjust our warranty liability as necessary. Product warranty obligations that extend for more than twelve months from our balance sheet date are included in Other non-current liabilities. Changes in the accrued warranty liability were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands)
Balance, beginning of period	$41,361	$58,650	$54,857	$55,349
Warranties issued	12,718	18,992	44,578	61,888
Settlements	(16,035)	(18,199)	(59,273)	(57,928)
Net changes in liability for pre-existing warranties, including expirations	(250)	(106)	(2,368)	28

Balance, end of period	$37,794	$59,337	$37,794	$59,337
Less: Long-term portion	(5,317)	(11,239)	(5,317)	(11,239)
Accrued warranty, current	$32,477	$48,098	$32,477	$48,098

Note 7. Restructuring and Other Charges

As of September 27, 2008, substantially all actions under our restructuring plans were completed, except for payments of future rent obligations. The remaining excess facility costs are stated at estimated net present value, net of estimated sublease income. We expect to pay remaining obligations in connection with vacated facilities no later than the expiration dates of the lease terms, which expire on various dates through 2017. An adjustment of prior restructuring costs was made due to changes in estimated sublease income over the remaining lease term. This adjustment is included within Selling, general and administrative expenses. All remaining restructuring activity relates to the Semiconductor Group (see Note 12. Operating Segments).

The following table summarizes our facilities restructuring activity for the three and nine months ended September 27, 2008 and September 29, 2007:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands)
Balance, beginning of period	$16,823	$15,700	$17,654	$17,503
Adjustment of prior restructuring costs	1,819	—	2,861	—
Cash payments	(1,234)	(1,248)	(3,107)	(3,051)

Balance, end of period	$17,408	$14,452	$17,408	$14,452

In addition to the restructuring activity above, results of operations for the nine months ended September 27, 2008 include $13.6 million of charges recorded in the second quarter of 2008 as a result of strategic decisions to focus on our core products and reduce our cost structure going forward. These charges include: (a) impairments of inventory and evaluation systems of $6.4 million, (b) write-downs of certain research and development assets of $3.8 million and (c) reductions in workforce of $3.4 million. Of these charges, $6.5 million are in Cost of sales, $4.3 million are in Research and development expenses and $2.8 million are in Selling, general and administrative expenses.

Note 8. Debt Obligations

As of September 27, 2008, we had borrowings of $130.8 million denominated in Euros and Swiss francs. The weighted-average interest rate on these borrowings was 4.5% as of September 27, 2008. Substantially all of these borrowings are secured by cash and cash equivalents and are due and payable on or before June 25, 2009. Amounts to secure these borrowings are included within Restricted cash and cash equivalents, current on our Condensed Consolidated Balance Sheet.

Note 9. Other Income, Net

The components of other income, net are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands)
Other income and expenses, net	$711	$2,297	$3,794	$7,213
Other-than-temporary impairment of short-term investment	—	(1,763)	(737)	(1,763)
Foreign currency gain (loss), net	(244)	(218)	(1,644)	4,182

Total other income, net	$467	$316	$1,413	$9,632

Note 10. Shareholders’ Equity

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands)
Net income	$1,397	$49,711	$14,541	$160,839
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,016)	3,568	116	3,238
Unrealized gain (loss) on short-term and long-term investments	(3,324)	783	(10,885)	(338)
Unrealized gain (loss) on derivative instruments	208	(4,966)	3,127	(2,832)
Unrealized gain (loss) on minimum pension liability adjustment	22	(44)	—	(37)

Comprehensive income (loss)	$(4,713)	$49,052	$6,899	$160,870

The components of accumulated other comprehensive income (loss) are as follows:

	September 27, 2008	December 31, 2007
	(In thousands)
Foreign currency translation adjustments	$8,180	$8,064
Unrealized loss on short-term and long-term investments	(10,898)	(13)
Unrealized gain (loss) on derivative instruments	549	(2,578)
Unrealized loss on minimum pension liability adjustment	(197)	(197)

Accumulated other comprehensive income (loss)	$(2,366)	$5,276

Common Stock Repurchase Program

The Board of Directors has authorized the repurchase of outstanding common stock, including approvals of $1.0 billion on September 14, 2004 and another $1.0 billion on October 26, 2007. As of September 27, 2008, we had $845.9 million available for stock repurchases under these authorizations. For the nine months ended September 27, 2008 and September 29, 2007, 7.6 million and 8.0 million shares, respectively, were repurchased under this plan for $173.8 million and $226.9 million, respectively, at a weighted average purchase price of $22.74 and $28.39, respectively.

Note 11. Litigation

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages), declaratory relief and injunctions for causes of action involving alleged breach of contract, fraud, unfair competition and breach of warranty. The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal affirmed this dismissal on June 18, 2007. Trial on the remaining claims is currently set for May 26, 2009. At this time, we cannot predict the ultimate outcome of this case, nor can we estimate a range of potential loss, if any. However, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

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

Note 12. Income Taxes

Our effective tax rates were 84.6% and 33.2% for the three months ended September 27, 2008 and September 29, 2007, respectively, and 53.1% and 33.1% for the nine months ended September 27, 2008 and September 29, 2007, respectively. The higher effective tax rates for 2008 are principally the result of decreased profits before taxes and an unfavorable mix of our anticipated annual operating results, particularly in certain foreign jurisdictions. This increased our effective tax rate for the nine months ended September 27, 2008 to 53.1% from 40.0% for the six months ended June 28, 2008 resulting in an 84.6% effective tax rate for the three months ended September 27, 2008.

Note 13. Stock-Based Compensation

The following table summarizes the stock-based compensation expense for stock options, restricted stock and employee stock purchase plan (ESPP) included in our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands)
	(1)	(2)	(1)	(2)
Cost of sales	$749	$543	$2,166	$1,619
Selling, general and administrative	4,632	6,674	15,140	17,619
Research and development	2,558	2,987	7,530	8,989

Stock-based compensation expense	7,939	10,204	24,836	28,227
Income tax benefit	(2,015)	(3,449)	(6,368)	(7,805)

Total stock-based compensation, net of income tax benefit	$5,924	$6,755	$18,468	$20,422

(1)	Amounts include amortization expense related to stock options of $4.0 million and $12.9 million, ESPP of $0.6 million and $2.0 million, and restricted stock awards of $3.3 million and $9.9 million for the three and nine months ended September 27, 2008, respectively.

(2)	Amounts include amortization expense related to stock options of $5.4 million and $15.3 million, ESPP of $0.8 million and $2.2 million, and restricted stock awards of $4.0 million and $10.7 million for the three and nine months ended September 29, 2007, respectively.

Stock Options

The exercise price of each stock option equals the market price of our common stock on the date of grant. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. The fair values of stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Risk-free interest rate	2.6%	4.6%	2.7%	4.7%
Volatility	52.7%	48.6%	51.7%	47.6%
Expected term	4.3 years	4.4 years	4.3 years	4.4 years
Dividends	None	None	None	None

Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the option.

A summary of stock option activity during the nine months ended September 27, 2008 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of period	21,774	$31.99	5.62	$17,187
Grants	151	22.16
Exercises	(114)	14.36
Forfeitures or expirations	(2,238)	32.53

Outstanding, end of period	19,573	$31.95	4.94	$1,065

Vested and expected to vest, end of period	19,047	$32.05	4.84	$1,065
Exercisable, end of period	15,267	$33.00	4.05	$1,065

The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 0.3 million and 7.2 million shares that had exercise prices lower than the market price of our common stock as of September 27, 2008 and December 31, 2007, respectively. The aggregate intrinsic value of options exercised, determined as of the date of exercise, was $0.2 million and $1.1 million during the three months ended September 27, 2008 and September 29, 2007, respectively, and $0.9 million and $7.9 million during the nine months ended September 27, 2008 and September 29, 2007, respectively. The weighted-average grant date fair value of options granted during the three months ended September 27, 2008 and September 29, 2007 was $9.40 and $13.39, respectively, and during the nine months ended September 27, 2008 and September 29, 2007 was $9.80 and $13.76, respectively. The total cash received from employees as a result of stock option exercises was $0.7 million and $3.7 million during the three months ended September 27, 2008 and September 29, 2007, respectively, and $1.6 million and $29.1 million during the nine months ended September 27, 2008 and September 29, 2007, respectively. In connection with these exercises and the disqualification of incentive stock options, we realized a tax benefit of $0.1 million and $0.4 million for the three months ended September 27, 2008 and September 29, 2007, respectively, and $0.2 million and $2.4 million for the nine months ended September 27, 2008 and September 29, 2007, respectively. We settle employee stock option exercises with newly issued common shares.

As of September 27, 2008 there was $29.1 million of unrecognized compensation cost related to unvested stock options, of which $4.4 million is expected to be recognized in the fourth quarter of 2008, and $12.8 million, $9.1 million, $2.7 million and $0.1 million is expected to be recognized in 2009, 2010, 2011 and 2012, respectively.

Restricted Stock

Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Restricted stock awards generally vest over three, four, or five-year periods, excluding certain awards that vest upon the achievement of specific performance targets. A summary of restricted stock award activity during the nine months ended September 27, 2008 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards, beginning of period	2,765	$28.45
Granted	268	22.94
Vested	(72)	27.64
Forfeited	(285)	28.17

Unvested restricted stock awards, end of period	2,676	$27.95

The unvested restricted stock awards at September 27, 2008 include 1.2 million of restricted stock units.

The total fair value of restricted stock awards that vested was $0.1 million and $0.3 million during the three months ended September 27, 2008 and September 29, 2007, respectively, and $1.7 million and $1.8 million during the nine months ended September 27, 2008 and September 29, 2007, respectively. In connection with the vesting of these awards, we realized tax benefits of $0.1 million for the three months ended September 27, 2008 and $0.6 million for both of the nine months ended September 27, 2008 and September 29, 2007. No tax benefit was realized for the three months ended September 29, 2007. As of September 27, 2008, there was a total of 0.8 million shares of restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not met.

As of September 27, 2008 there was $24.9 million of unrecognized compensation cost related to restricted stock awards, of which $3.5 million is expected to be recognized in the fourth quarter of 2008, and $10.3 million, $6.3 million, $4.6 million and $0.2 million, is expected to be recognized in 2009, 2010, 2011 and 2012, respectively.

Employee Stock Purchase Plan

We have an ESPP that allows qualified employees to purchase shares of common stock at 85 percent of the fair market value on specified dates. There were no ESPP shares issued during the third quarter of 2008 and 2007. The weighted-average grant date fair value of shares for the three months ended September 27, 2008 and September 28, 2007 was $6.11 and $7.98, respectively, and for the nine months ended September 27, 2008 and September 29, 2007 was $6.64 and $7.51, respectively. The fair values of ESPP were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Risk-free interest rate	1.7%	5.0%	2.7%	5.0%
Volatility	40.0%	31.6%	39.3%	32.6%
Expected term	6 months	6 months	6 months	6 months
Dividends	None	None	None	None

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

Segment information for the periods presented is as follows:

	Three Months Ended September 27, 2008			Nine Months Ended September 27, 2008
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
Sales to unaffiliated customers	$207,050	$43,048	$250,098	$685,672	$136,879	$822,551
Operating income	$3,139	$2,878	$6,017	$4,162	$17,744	$21,906

	Three Months Ended September 29, 2007			Nine Months Ended September 29, 2007
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
Sales to unaffiliated customers	$348,625	$44,652	$393,277	$1,093,027	$113,559	$1,206,586
Operating income	$58,855	$6,648	$65,503	$192,139	$13,498	$205,637

	September 27, 2008			December 31, 2007
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
Total assets	$1,573,402	$247,842	$1,821,244	$1,792,443	$284,500	$2,076,943

Note 15. Related Party Transactions

We lease an aircraft from a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expenses of $0.1 million and $0.2 million for the three months ended September 27, 2008 and September 29, 2007, respectively, and $0.6 million and $0.5 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

We employ immediate family members of certain executive officers in non-executive positions. We recognized aggregate compensation expense for these employees of $0.1 million during both of the three months ended September 27, 2008 and September 29, 2007 and $0.4 million during both of the nine months ended September 27, 2008 and September 29, 2007.

As of September 27, 2008 and December 31, 2007, we had outstanding loans to non-executive vice presidents and other key personnel of $1.0 million. As of September 27, 2008, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to these types of loans has not historically been significant.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation: our anticipation to reclassify net gains recorded as of September 27, 2008 from OCI to Net sales within the next twelve months; our expectation that the adoption of certain accounting pronouncements will not have a significant impact on our Condensed Consolidated Financial Statements; our estimated amortization expense for currently recognized identifiable intangible assets in the fourth quarter of 2008 and for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively; our expectation that the remaining obligations in connection with vacated facilities will be satisfied no later than the lease terms, which expire on various dates through 2017; our expectation that the ultimate disposition of the Linear litigation will not have a material adverse effect on our business, financial condition or operating results; our expectation that $29.1 million of unrecognized compensation cost related to unvested stock options, of which $4.4 million is expected to be recognized in the fourth quarter of 2008, and $12.8 million, $9.1 million, $2.7 million and $0.1 million is expected to be recognized in 2009, 2010, 2011 and 2012, respectively; our expectation that $24.9 million of unrecognized compensation cost related to restricted stock awards, of which $3.5 million is expected to be recognized in the fourth quarter of 2008 and $10.3 million, $6.3 million, $4.6 million and $0.2 million will be recognized in 2009, 2010, 2011 and 2012, respectively; our efforts to continue to work closely with our customers and make substantial investments in research and development in order to deliver innovative products which enhance productivity for our customers to utilize the latest technology; our belief that our continued investment in research and development has positioned us for future growth; our expectation that the average selling price for memory chips will stabilize; our expectation that our customers capital spending will increase over the long term as demand from various industries continues to steadily rise; our belief that the shift to DRAM and NAND products will stimulate the development of more efficient tools to satisfy our customers’ needs; our belief that our customers are seeking more affordable technology to drive down their prices so they can continue to grow the market demand for their products; our continued focus on operational execution and a pairing down of certain research and development activities to improve profitability by reducing our cost structure; our expectation that net orders will fluctuate due to the cyclicality of the semiconductor industry; our plan to continue to focus on expanding our market presence in Asia; our belief that significant additional growth potential exists in the Asia region over the long term; our belief that significant investment in research and development is required to remain competitive; our plan to continue to invest in new products and enhancement of our current product lines; our intention to hold auction-rate securities to recovery; our belief that we will ultimately be able to liquidate our investments in auction-rate securities without significant loss through successful auctions, redemptions of securities by the issuers or upon maturity; our belief that the impairment of the auction-rate securities is temporary because they have either been guaranteed by the federal government or in the case of closed-end funds they are backed by more than 200% collateral; our anticipation that the illiquidity of the auction-rate securities will not negatively affect our ability to execute our current business plan and operations; our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology; our belief that our current cash position, cash generated through operations and equity offerings, and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcome of actions that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; our expectation that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future; our expectation to continue to experience significant fluctuations in our quarterly operating results; our expectation to use the proceeds from certain credit agreements for working capital and other general corporate purposes, including the repurchase of shares; and our expectation to repurchase shares from time to time in the open market, through block shares or otherwise.

Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. These risks and uncertainties include, but are not limited to: unanticipated trends with respect to the cyclicality of the semiconductor industry; inability to reclassify net gains from OCI to Net sales within the next twelve months; inaccuracies regarding growth potential in the Asia region over the long term; sustained decrease in or leveling off of customer demand; inability to predict the impact of the Linear litigation on our business, financial conditions or operating results; inability to accurately predict the impact of new accounting pronouncements on our Condensed Consolidated Financial Statements; inability to accurately assess the period in which the Company will recognize unrecognized compensation related to unvested stock options and restricted stock awards; inaccuracies related to the timing and satisfaction of remaining obligations related to vacated leases; inability of the Company to meet certain performance conditions that may result in forfeiture of certain restricted stock awards; unexpected increase in costs associated with manufacturing memory chips; inability to anticipate cyclical changes in customers’ capacity utilization and demand; the negative impact of higher cost of services on gross margins; inability to realize efficiencies from outsourcing; inefficiencies in the allocation of funds towards our research and development efforts to our existing and new product lines; unexpected difficulties in introducing new and enhanced products in a timely manner in order to remain competitive; unexpected changing product needs of our customers; loss of a major customer; the need to seek new customers and diversify our customer base; unanticipated need for additional liquid assets in the next twelve months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition, results of operations or material adjustment to our financial statements; inherent uncertainty in the outcome of litigation matters; our potential inability to enforce our patents and protect our trade secrets; inability to accurately predict our ability to recover the carrying value of our investment in auction-rate securities, market changes negatively affecting auction-rate securities and the government’s inability to guarantee the underlying securities; inability to accurately predict customers capital spending over the long term and continued customer capital spending reductions in the semiconductor industry; further periodic downturns in the semiconductor industry which could have a material adverse effect on the semiconductor industry’s demand for semiconductor processing equipment inability to accurately predict mega-fabrication trends in memory manufacturing; uncertainties related to the acceptance of new technology into the memory market; introduction of new products by competitors; inability to gain and leverage market position during the economic downturn; and unexpected shift in market demands for both memory and logic products; uncertainties related to growth in the electronic industry; and inability to successfully select, develop, and market new products, or enhance existing products.

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

Overview of Our Business and Industry

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus, we primarily develop, manufacture, sell and support equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Customers for these products manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties. The segment of our business serving this area is the Semiconductor Group. In 2004, Novellus entered into market segments beyond semiconductor manufacturing with the acquisition of Peter Wolters AG, a German company specializing in lapping and polishing equipment for a number of industries. With the acquisition of Switzerland-based Voumard Machine Co. SA in 2005 we expanded our product offerings to include high-precision machine manufacturing tools. We call this segment the Industrial Applications Group (IAG).

In the Semiconductor Group, our business depends on capital expenditures made by integrated circuit manufacturers, who in turn are dependent on corporate and consumer demand for integrated circuits and the electronic products which use them. Since the industry in which we operate is driven by spending for electronic products, our business is directly affected by growth or contraction in the global economy as well as by the adoption of new technologies. Demand for personal computers, the expansion of the Internet and telecommunications industries, and the emergence of new applications in consumer electronics have a direct impact on our business. In addition, the industry is characterized by intense competition and rapidly changing technology. We continue to work closely with our customers and make substantial investments in research and development in order to deliver innovative products which enhance productivity for our customers and utilize the latest technology. We believe these investments have positioned us for future growth.

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

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles and trends which are difficult to predict. As indicated above, our products are used to manufacture semiconductors that are used throughout the electronics industry, including the personal computer, mobile phone, consumer electronics and portable media player markets. Our customers operate principally in the semiconductor memory and logic markets.

The demand for our products is affected by the profitability of our customers which is driven by capacity and market supply for their products. In fiscal 2006 and 2007, our memory customers built excess capacity as they did not accurately predict demand for their products. As a result, memory capacity additions during those years outpaced the current rate of demand. The overcapacity of memory customers coupled with weak memory pricing, tight liquidity in the credit markets, and the negative economic environment has caused those customers to delay capital spending and, in some instances, constrain or retire some of their capacity output. These actions are expected to stabilize average selling prices for memory chips. While we have seen capital expenditures slow in the recent past, we expect our customers’ capital spending to increase over the long term as demand from various industries continues to steadily rise. This is mainly driven by worldwide technology consumption of chips that has grown at an annual historical rate of 10%.

As we look further at end market demand, notwithstanding any potential worldwide economic slowdown or recession, we have also begun to see growing demand for DRAM and NAND memory devices, enabled by lower memory average selling prices. We believe this shift will stimulate the development of more efficient tools to satisfy our customers’ needs. The manufacture of memory chips requires tremendous economies of scale that involve large fabrication facilities. Our customers seek more affordable technology to drive down their costs so they can grow the market demand for their products.

Given the historically cyclical nature of the semiconductor industry, we continue to focus on operational execution and a paring down of certain research and development activities to improve profitability by reducing our cost structure. As a result, we achieved our goal of reducing quarterly operational expenses below $110 million in the third quarter of 2008. In October 2008, we announced that we would continue to drive down operational expenses to a level sufficient to achieve cash break-even with a quarterly revenue base of $187 million by the end of the fourth quarter. We define cash break-even as the point at which a net loss plus non-cash expenses such as those associated with stock compensation, depreciation and amortization equals zero.

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

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2008			2007
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$250,098	$257,740	$314,713	$363,463	$393,277	$416,335	$396,974
Gross profit	$111,524	$110,963	$144,940	$171,863	$194,307	$208,110	$194,909
Net income (loss)	$1,397	$(2,385)	$15,529	$52,861	$49,711	$57,345	$53,783
Net income (loss) per share – Diluted	$0.01	$(0.02)	$0.15	$0.47	$0.41	$0.45	$0.42
Shipments	$230,153	$240,320	$312,857	$363,055	$387,817	$436,382	$389,052
Change in shipments from prior quarter	(4)%	(23)%	(14)%	(6)%	(11)%	12%	(0)%
Net orders	$202,765	$234,628	$297,025	$343,086	$305,329	$332,201	$412,219
Change in net orders from prior quarter	(14)%	(21)%	(13)%	12%	(8)%	(19)%	(7)%

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

Financial Performance Overview

The following is an overview of our financial performance for the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007:

•	Net sales decreased 31.8% to $822.6 million from $1.2 billion;

•	Net income decreased 91.0% to $14.5 million from $160.8 million;

•	Diluted net income per share decreased to $0.15 from $1.28;

•	Shipments decreased 35.4% to $783.3 million from $1.2 billion; and

•	Net orders decreased 30.0% to $734.4 million from $1.0 billion.

Results of operations for the nine months ended September 27, 2008 include $13.6 million of charges recorded in the second quarter of 2008 due to a decision to focus on our core product lines. These charges include: (a) impairments of inventory and evaluation systems of $6.4 million, (b) write-downs of certain research and development assets of $3.8 million and (c) reductions in workforce of $3.4 million. Of these charges, $6.5 million are in Cost of sales, $4.3 million are in Research and development expenses and $2.8 million are in Selling, general and administrative expenses.

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
	September 27, 2008	June 28, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands)
Semiconductor Group	$207,050	$208,272	$348,625	$685,672	$1,093,027
Industrial Applications Group	43,048	49,468	44,652	136,879	113,559

Net sales	$250,098	$257,740	$393,277	$822,551	$1,206,586

The net sales we report are correlated to shipments and the timing of customer acceptance. Deferred revenue at the end of the third quarter of 2008 was $70.2 million.

Semiconductor Group net sales in the third quarter of 2008 remained relatively flat with the second quarter of 2008 and are down 41% and 37% compared to the prior year third quarter and year-to-date net sales, respectively. Net sales have continued to decline compared to prior periods as a result of ongoing weakness in the overall economy and the semiconductor industry in particular.

The primary functional currency of IAG is the Euro. Changes in the exchange rate increased IAG net sales for the third quarter and year-to-date by 10% and 15%, respectively, compared to the same periods in the prior year. Demand decreased at IAG during the third quarter of 2008 after an increase in demand from its wafer customers for the prior four quarters.

Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Three Months Ended			Nine Months Ended
	September 27, 2008	June 28, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Asia	58%	61%	66%	61%	67%
North America	29%	27%	25%	28%	26%
Europe	13%	12%	9%	11%	7%

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

Gross Profit

	Three Months Ended			Nine Months Ended
	September 27, 2008	June 28, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(Dollars in thousands)
Gross profit	$111,524	$110,963	$194,307	$367,427	$597,326
Gross margin	45%	43%	49%	45%	50%

The increase in gross margin in the third quarter of 2008 compared to the second quarter of 2008 is due to $6.5 million of charges incurred in the second quarter of 2008, related primarily to impairments of inventory and evaluation systems. Excluding those charges, gross margin decreased by one percentage point due to product mix and lower absorption of fixed overhead costs as shipment volumes decreased. Gross margin in third quarter and year-to-date 2008 decreased from prior periods as a result of lower absorption due to a decline in shipment volumes and an increase in the percentage of total sales represented by IAG products, whose margins are generally lower than those of Semiconductor Group products.

Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 27, 2008	June 28, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(Dollars in thousands)
SG&A expense	$53,858	$62,530	$67,420	$176,717	$206,531
% of net sales	22%	24%	17%	21%	17%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

SG&A expense decreased in the third quarter of 2008 from the second quarter of 2008, in part as a result of $2.8 million of charges incurred during the second quarter related to the reduction in workforce. Excluding those charges, SG&A decreased by $5.8 million as a result of lower headcount and a focus on reducing operating expenses. The decrease in SG&A expense during the three and nine months ended September 27, 2008 over the same prior year periods, is primarily due to lower headcount, profit sharing, commissions and other sales and marketing related costs as a result of decreased sales volumes. SG&A expense, as a percentage of net sales, increased compared to prior year periods primarily due to the decline in net sales.

Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 27, 2008	June 28, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(Dollars in thousands)
R&D expense	$51,649	$59,815	$61,384	$168,804	$185,158
% of net sales	21%	23%	16%	21%	15%

R&D expense includes compensation and benefits for our R&D personnel, project materials, chemicals and other direct expenses incurred in product and technology development. Also included are expenses for equipment repairs and maintenance, rents, utilities and depreciation related to product and technology development. Our significant investments in R&D over the past several years reflect our strong commitment to the continuous improvement of our current product lines and the development of new products and technologies. We continue to believe that significant investment in R&D is required to remain competitive, and we plan to continue to invest in new products and enhancement of our current product lines.

The decrease in R&D expense over second quarter 2008 levels was primarily due to the write-down of certain R&D assets and the reduction of workforce in the second quarter totaling $4.3 million. Excluding the aforementioned charges, R&D expense decreased by $3.9 million due to lower headcount and a focus on reducing operating expenses. R&D expense decreased during the three and nine months ended September 27, 2008 from the prior year periods primarily as a result of reduced headcount and lower profit sharing due to the decline in operating income. R&D expense, as a percentage of net sales, increased compared to prior year periods primarily due to the decrease in net sales.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	September 27, 2008	June 28, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(Dollars in thousands)
Interest and other income, net	$3,055	$4,916	$8,933	$9,080	$34,637
% of net sales	1%	2%	2%	1%	3%

Interest and other income, net, includes interest income, interest expense and other non-operating items. Interest and other income, net decreased from the second quarter of 2008 primarily due to mark-to-market adjustments on certain hedging contracts. During the three and nine months ended September 27, 2008 interest and other income, net decreased compared to prior year periods due to reductions in interest income and foreign currency gains. Interest income for the three and nine months ended September 27, 2008 decreased by $5.7 million and $16.2 million, respectively, as a result of declining yields on interest bearing investments, lower balances of cash, cash equivalents and investments, and the transition to U.S. Treasuries that provided lower yields. Additionally, there were decreased gains on foreign currency transactions of $5.8 million from the nine months ended September 29, 2007.

Income Taxes

Our effective tax rates were a provision of 84.6%, a benefit of 63.1% and a provision of 33.2% for the three months ended September 27, 2008, June 28, 2008 and September 29, 2007, respectively. Our effective tax rates were 53.1% and 33.1% for the nine months ended September 27, 2008 and September 29, 2007, respectively. The higher effective tax rates for 2008 are principally the result of decreased profits before taxes and an unfavorable mix of our anticipated annual operating results, particularly in certain foreign jurisdictions. This increased our effective tax rate for the nine months ended September 27, 2008 to 53.1% from 40.0% for the six months ended June 28, 2008 resulting in an 84.6% effective tax rate for the three months ended September 27, 2008. Our future effective income tax rate depends on various factors, such as the company’s operating results before taxes, tax legislation, the geographic composition of pre-tax operating results, non-deductible expenses incurred in connection with acquisitions and items outside of the annual effective tax rate such as interest expense on uncertain tax positions and stock option and restricted stock-based deductions.

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

Valuation of Investments

In valuing our investments we predominantly use market data or data derived from market sources. When market data is not available, such as when the investment is illiquid, we employ a cash-flow-based modeling technique to arrive at the recorded fair value. This process involves incorporating our assumption about the anticipated term and the yield that a market participant would require to purchase the security in the marketplace. As of September 27, 2008 we have recorded a temporary impairment charge of $10.7 million within OCI based upon our assessment of the fair value of our auction-rate securities and our ability and intent to hold these securities to recovery (see Note 3 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

	September 27, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$162,231	$175,071
Short-term investments	293,073	421,695

Total cash, cash equivalents and short-term investments	$455,304	$596,766

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of liquidity as of September 27, 2008 consisted of $455.3 million of cash, cash equivalents and short-term investments. This amount represents a decrease of $141.5 million from $596.8 million as of December 31, 2007. The majority of this decrease is due to $100.5 million of auction-rate securities reclassified to Long-term investments in the first quarter of 2008.

Restricted Cash, Cash Equivalents and Long-Term Investments

	September 27, 2008	December 31, 2007
	(In thousands)
Restricted cash and cash equivalents	$146,829	$161,050
Long-term investments	100,467	—

Total restricted cash and long-term investments	$247,296	$161,050

We held $247.3 million in restricted cash and long-term investments as of September 27, 2008, an increase of $86.2 million from $161.1 million as of December 31, 2007. As of September 27, 2008 we held $146.8 million in restricted cash and cash equivalents, which relates to debt obligations that are secured by deposits in money market funds.

As of September 27, 2008, we held $102.4 million of tax-exempt auction-rate securities, whose underlying assets are generally either student loans substantially backed by the federal government or closed-end municipal funds. Beginning in February 2008, these auction-rate securities became illiquid because their scheduled auctions failed to settle. An auction failure occurs when the parties wishing to sell securities at auction cannot. As a result, we may have limited or no opportunities to liquidate these investments and fully recover their stated value in the near term. When an auction fails the affected securities begin to pay interest under their default interest rate terms. As a result of the illiquidity caused by the lack of an active market, $100.5 million of these investments were classified as non-current. As of September 27, 2008, we have recorded a temporary impairment charge of $10.7 million within OCI based upon our assessment of the fair value of these securities. We utilized a cash-flow-based valuation method in determining the fair value of these securities, which used significant unobservable inputs at September 27, 2008.

We believe the impairment of these securities is temporary because we have the ability and intent to hold these securities to recovery and they have either been guaranteed by the federal government or in the case of closed-end funds they are backed by more than 200% collateral. Substantially all of our auction-rate securities are currently rated AAA, the highest rating by a rating agency. We believe we will ultimately be able to liquidate these investments without significant loss through successful auctions, redemptions of securities by the issuers, or upon maturity. However, it could take until the final maturity of the underlying notes to realize the investments’ full value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate that the current illiquidity of these investments will adversely affect our operations.

Cash Flow Summary

	2008 YTD	2007 YTD
	(In thousands)
Net cash provided by (used in):
Operating activities	$171,857	$236,039
Investing activities	11,900	4,654
Financing activities	(197,408)	(194,319)
Effects of exchange rate changes on cash and cash equivalents	811	814

Net increase in cash and cash equivalents	$(12,840)	$47,188

Operating

Net cash provided by operating activities during the nine months ended September 27, 2008 was $171.9 million. This amount consisted primarily of $14.5 million provided by net income, adjusted for non-cash items of $84.3 million and changes in working capital accounts of $73.0 million. The primary reason for the decrease in cash flows from operating activities compared to the prior year period is due to lower net income and a decrease in deferred profit due to the reduction in shipments, offset by a decrease in accounts receivable. Accounts receivable decreased by $137.2 million from year-end levels due to reduced shipments and strong collections.

Net cash provided by operating activities during the nine months ended September 29, 2007 was $236.0 million. This amount consisted primarily of $160.8 million provided by net income, adjusted for non-cash items of $109.7 million and decreases in working capital accounts of $34.5 million.

Investing

Net cash provided by investing activities during the nine months ended September 27, 2008 was $11.9 million, which consisted of net purchases, sales and maturities of short-term investments of $14.4 million and a decrease in restricted cash and cash equivalents of $14.2 million, offset by capital expenditures of $16.7 million. As of September 27, 2008, we had no significant commitments to purchase property or equipment.

Net cash provided by investing activities during the nine months ended September 29, 2007 was $4.7 million, which consisted primarily of net sales and maturities of short-term investments of $38.9 million and capital expenditures of $26.9 million.

Financing

Net cash used in financing activities during the nine months ended September 27, 2008 was $197.4 million. This amount consisted primarily of repurchases of common stock of $188.9 million and a debt repayment of $15.6 million in the third quarter, offset by proceeds from employee stock compensation plans of $6.4 million.

Net cash used in financing activities during the nine months ended September 29, 2007 was $194.3 million. This amount consisted primarily of repurchases of common stock of $216.9 million and payments on lines of credit of $12.0 million, offset by proceeds from employee stock compensation plans of $33.8 million.

Liquidity

We have short-term credit facilities with various financial institutions totaling $96.4 million. These credit facilities bear interest at various rates and expire on various dates through June 2009. As of September 27, 2008, $2.7 million of current obligations were outstanding at an interest rate of 5.0%, $29.0 million was pledged against outstanding letters of credit and the remaining $64.7 million was unutilized.

Current debt obligations also include a credit arrangement denominated in Euros used to fund the acquisition of Peter Wolters AG in 2004 and for general corporate purposes. As of September 27, 2008 borrowings under this credit arrangement were $126.8 million at an interest rate of 4.6% and are secured by deposits in money market funds, which are included within Restricted cash and cash equivalents, current, on our Condensed Consolidated Balance Sheet. Borrowings under this credit arrangement are due and payable on or before June 25, 2009. This credit arrangement includes certain financial covenants, with which we were in compliance as of September 27, 2008.

We also have long-term credit facilities with various institutions totaling $151.3 million. As of September 27, 2008 we had $1.3 million in long-term debt outstanding under these credit arrangements at an interest rate of 4.0%, expiring in December 2037. The unutilized amount of $150.0 million relates to a senior unsecured five-year revolving credit agreement (the Agreement) expiring in 2011 with an aggregate committed amount of $150.0 million and an option to increase the total line by up to an additional $100.0 million under certain circumstances. We expect to use the proceeds, if any, for working capital and other general corporate purposes, including the repurchase of our own common shares. The Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of default, which are subject to various exceptions and qualifications. We were in compliance with these covenants as of September 27, 2008.

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

There have been no material developments in litigation matters during the quarter ended September 27, 2008 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The risk factors set forth below entitled “Recent deterioration in the global economy and credit markets may adversely affect our future results of operations” and “We may incur impairments to goodwill or long-lived assets” have been added to this Quarterly Report on Form 10-Q to be filed with the SEC for the quarter ended September 27, 2008. The risk factor set forth below entitled “Our liquidity can be affected by unanticipated events in the debt markets” has been revised from the prior statement on our Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 28, 2008.

Recent deterioration in the global economy and credit markets may adversely affect our future results of operations.

Our operations may be adversely affected by the recent deterioration in the global economy causing our customers to delay or cease spending on our products. Recent tightening of the credit markets may further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If the global economy and credit markets continue to deteriorate and our future sales continue to decline, our financial condition and results of operations could be adversely impacted.

Downturns in the semiconductor industry negatively impact demand for our equipment.

Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that reduced the demand for semiconductor processing equipment, including equipment that we manufacture and market. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, and at the same time motivate and retain key employees and maintain a stable management team. Our inventory levels during periods of reduced demand have at times been higher than optimal. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity, and hire and assimilate a sufficient number of qualified people to meet customer demand. In the period from 2001 through 2006, we implemented restructuring plans to align our business with fluctuating conditions. Future restructurings may be required. In addition, we made strategic decisions during the second quarter of 2008 to focus on our core product lines, and we incurred charges related to impairments of inventory and evaluation systems, write-downs of certain research and development assets, and reductions in workforce. Net orders, net sales and operating results may be adversely affected if we fail to respond to changing industry conditions in a timely and effective manner. We experienced a decrease in bookings in each of the first three quarters of 2008. We could continue to experience decreases in bookings in the foreseeable future, and as a result, our net sales and operating results may be adversely affected.

Changes in tax rates, tax assets or liabilities have negatively impacted our results and could further negatively impact our future results.

We are subject to taxation in the United States and other countries. Our tax rate has fluctuated in the past and may fluctuate in the future. For example, our effective tax rate for the third quarter of 2008 is higher compared to the second quarter of 2008 and third quarter of 2007 as a result of an increase in our 2008 annual forecasted effective tax rate.

Future tax rates could continue to be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in the tax laws. We are also subject to regular examination of our tax returns by the Internal Revenue Service (IRS) and other tax authorities, including state revenue agencies and foreign governments. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. We could face significant future challenges on these transfer pricing issues in one or more jurisdictions. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals. Factors that could cause estimates to be materially different include, but are not limited to:

•	Changes in the regulatory environment;

•	Changes in accounting and tax standards or practices;

•	Overall business conditions in the equipment industry; and

•	The Company’s operating results before taxes.

Our liquidity can be affected by unanticipated events in the debt markets.

As of September 27, 2008, we held $102.4 million of tax-exempt auction-rate securities, whose underlying assets are generally student loans, substantially backed by the federal government, or closed-end municipal funds. Beginning in February 2008, these auction-rate securities became illiquid because their scheduled auctions failed to settle. An auction failure occurs when the parties wishing to sell securities at auction cannot. As a result, we may have limited or no opportunities to liquidate these investments and fully recover their stated value in the near term. When an auction fails the affected securities begin to pay interest under their default interest rate terms. As a result of the illiquidity caused by the lack of an active market, $100.5 million of these investments were classified as non-current and a temporary unrealized loss of $10.7 million has been recorded as of September 27, 2008.

We believe the impairment of these securities is temporary because we have the ability and intent to hold these securities to recovery and they have either been guaranteed by the federal government or in the case of closed-end funds they are backed by more than 200% collateral. Substantially all of our auction-rate securities are currently rated AAA, the highest rating by a rating agency. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We believe we will ultimately be able to liquidate these investments without significant loss through successful auctions, redemptions of securities by the issuers, or upon maturity. However, it could take until the final maturity of the underlying notes to realize the investments’ full value. If current market conditions do not improve, an other-than-temporary impairment charge could occur in future periods which would negatively impact our results of operations. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate that the current illiquidity of these investments will adversely affect our operations.

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

We may incur impairments to goodwill or long-lived assets.

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Significant negative industry or economic trends, including the lack of recovery in the market price of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in the Semiconductor Group or Industrial Applications Group could lead to an impairment charge of our long-lived assets, including goodwill and other intangible assets. If, in any period, our stock price decreases to the point where the fair value of the Company, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from results. Additionally, if our analysis results in an impairment to our goodwill for the Semiconductor Group or Industrial Applications Group, we may be required to record a charge to earnings in our financial statements during a period in which such impairment is determined to exist, which may negatively impact our results of operations.

We face risks related to concentration of net sales.

We sell to a limited number of customers, and we expect that sales to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. Although the composition of the group comprising our largest customers varies from year to year, the loss of a significant customer or any reduction in orders from a significant customer, including reductions due to customer departures from recent buying patterns, as well as economic or competitive conditions in the semiconductor industry, could materially and adversely affect our business, financial condition or results of operations. Because products are configured to customer specifications, changing, rescheduling or canceling may result in significant non-recoverable costs.

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

We face substantial competition in the industry, from both potential new market entrants and established competitors. Competitors may have greater financial, marketing, technical or other resources, and greater ability to respond to pricing pressures than we do. They may also have broader product lines, ability to reduce price through product bundling, greater experience with high-volume manufacturing, greater customer service capabilities, or larger and more established sales organizations and customer bases. To maintain or capture a position in the market, we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our R&D and warranty costs. Semiconductor equipment manufacturers incur substantial costs to install and integrate capital equipment into their production lines. This increases the likelihood of continuing relationships with chosen equipment vendors, including our competitors, and the difficulty of penetrating new customer accounts. In addition, sales of our systems depend in significant part upon a prospective customer’s decision to increase or expand manufacturing capacity — which typically involves a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy sales cycle, during which we may expend substantial funds and management effort. Heightened competition may also force price reductions that could adversely affect our results of operations.

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

Our growth and ability to meet customer demands depend in part on our ability to obtain from our suppliers timely deliveries of parts, components and subassemblies for the manufacture and support of our products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may be obtained only from a single source or from limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us or from a small group of companies in the semiconductor industry. As a result, our supply channels may be vulnerable to disruption. Any such disruption to or termination of our supplier relationships may result in a prolonged inability to secure adequate supplies at reasonable prices or of acceptable quality, and may adversely affect our ability to bring new products to market and deliver them to customers in a timely manner. As a result, our revenues and operations may be adversely affected.

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

•	Global or regional economic downturns; and

•	Adverse conditions in credit markets;

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

Intellectual Property Litigation

We have currently received certain claims of infringement of intellectual property rights and may receive other such claims in the future. In the future, such claims may evolve into legal proceedings or litigation against us. It is inherently difficult to assess the outcome of litigation, and there can be no assurance that we will prevail in any specific proceedings. Any such litigation could result in substantial cost to us, including diversion of the efforts of our technical and management personnel, and this could have a material adverse effect on our business, financial condition and operating results. If we are unable to successfully defend against such claims, we could be required to expend significant resources to develop or license alternative non-infringing technology or to obtain a license to the subject technology. There is no assurance that we will be successful with such development, or that a license will be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products, which could materially and adversely affect our business, financial condition and operating results.

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

Our core business and expertise has historically been in the development, manufacture, sale and support of deposition technologies, wafer surface preparation and chemical mechanical planarization technologies. We lack experience in the high-precision machine manufacturing equipment market serviced by our IAG segment, compared with our knowledge of the semiconductor equipment industry, and cannot give any assurance that we can maintain or improve the quality of products, level of sales and gross margins, or relations with key employees and significant customers or suppliers that are necessary to compete in this market. Our efforts to develop the Industrial Applications Group may divert capital, management attention, R&D and other critical resources away from, and adversely affect, our core business.

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

Repurchase of Company Securities

All shares repurchased below were pursuant to publicly-announced plans. On February 24, 2004 we announced that our Board of Directors approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 13, 2007. On September 20, 2004 we announced that our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 14, 2009. On October 26, 2007 we announced that our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through October 26, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
June 29, 2008 through August 2, 2008	293,916	$19.77	293,916	$868.9 million
August 3, 2008 through August 30, 2008	97,117	$22.35	97,117	$866.7 million
August 31, 2008 through September 27, 2008	978,211	$21.25	978,211	$845.9 million

Total	1,369,244	$21.01	1,369,244	$845.9 million

In addition to shares repurchased above, we withheld 506 shares through net share settlements during the three months ended September 27, 2008 upon the vesting of restricted stock awards to cover the employees’ tax withholding obligations.

ITEM 6:	EXHIBITS

(a) Exhibits

*10.9	Novellus 2001 Stock Incentive Plan, as amended, together with forms of agreement thereunder.

*10.28	Amended Executive Voluntary Deferred Compensation Plan, as amended.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated November 4, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated November 4, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ Jeffrey C. Benzing
Jeffrey C. Benzing
Executive Vice President and Chief Administrative Officer
(Principal Financial Officer)
November 4, 2008

EXHIBIT INDEX

*10.9	Novellus 2001 Stock Incentive Plan, as amended, together with forms of agreement thereunder.

*10.28	Amended Executive Voluntary Deferred Compensation Plan, as amended.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated November 4, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated November 4, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.