Form 10-Q
period 2009-03-28
NOVELLUS SYSTEMS INC
filed 2009-05-06
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 1, 2009, there were 97,657,332 shares of the Registrant’s common stock, no par value, issued and outstanding.

NOVELLUS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED March 28, 2009

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands, except per share amounts)
Net sales	$98,913	$314,713
Cost of sales	73,175	169,773

Gross profit	25,738	144,940

Selling, general and administrative	43,102	60,329
Research and development	36,015	57,340

Total operating expenses	79,117	117,669

Operating income (loss)	(53,379)	27,271

Interest income, net	2,059	2,802
Other expenses, net	(763)	(1,693)

Interest and other income, net	1,296	1,109

Income (loss) before income taxes	(52,083)	28,380

Provision for income taxes	14,309	12,851

Net income (loss)	$(66,392)	$15,529

Net income (loss) per share:
Basic	$(0.69)	$0.15

Diluted	$(0.69)	$0.15

Shares used in basic per share calculations	96,193	100,683

Shares used in diluted per share calculations	96,193	101,375

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$203,398	$184,332
Short-term investments	294,324	286,556
Accounts receivable, net	72,327	144,330
Inventories	193,432	213,305
Deferred tax assets, net	43,336	44,051
Restricted cash and cash equivalents	112,724	116,819
Prepaid and other current assets	40,778	53,209

Total current assets	960,319	1,042,602
Property and equipment, net of accumulated depreciation of $591,470 in 2009 and $582,157 in 2008	261,218	271,866
Non-current restricted cash and cash equivalents	3,075	2,883
Long-term investments	88,584	91,873
Goodwill	125,474	126,073
Intangible and other assets	86,172	102,230

Total assets	$1,524,842	$1,637,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,216	$50,832
Accrued payroll and related expenses	24,995	35,907
Accrued warranty	18,683	25,732
Other accrued liabilities	34,817	47,533
Income taxes payable	17,270	17,527
Deferred profit	8,085	14,784
Current debt obligations	110,497	112,907

Total current liabilities	253,563	305,222
Long-term income taxes payable	29,418	29,778
Other non-current liabilities	49,949	55,745

Total liabilities	332,930	390,745

Commitments and contingencies
Shareholders’ equity:
Common stock	1,169,117	1,158,637
Retained earnings	33,589	99,981
Accumulated other comprehensive loss	(10,794)	(11,836)

Total shareholders’ equity	1,191,912	1,246,782

Total liabilities and shareholders’ equity	$1,524,842	$1,637,527

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(66,392)	$15,529
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,994	15,777
Deferred income taxes	13,182	9,626
Stock-based compensation	7,677	8,423
Excess tax benefit from stock-based compensation	—	(8)
Other-than-temporary impairment of investments	—	737
Other non-cash charges, net	2,058	1,858
Changes in operating assets and liabilities:
Accounts receivable, net	70,342	(23,136)
Inventories	17,996	(20,380)
Prepaid and other assets	11,138	(5,757)
Accounts payable	(10,906)	(11,428)
Accrued payroll and related expenses	(6,986)	(27,762)
Accrued warranty	(8,167)	(5,715)
Income taxes payable	(168)	(524)
Deferred profit	(6,426)	(134)
Other liabilities	(12,750)	10,374

Net cash provided by (used in) operating activities	22,592	(32,520)

Cash flows from investing activities:
Proceeds from sales of investments	50,719	271,080
Proceeds from maturities of investments	3,536	31,990
Purchases of investments	(59,964)	(61,626)
Capital expenditures	(1,652)	(3,588)
Decrease (increase) in restricted cash and cash equivalents	3,903	(514)
Purchase of intangible assets	(2,000)	—
Proceeds from the sale of assets held for sale	1,267	—

Net cash provided by (used in) investing activities	(4,191)	237,342

Cash flows from financing activities:
Proceeds from employee stock compensation plans	—	325
Proceeds from lines of credit, net	1,552	10,098
Repurchases of common stock	—	(150,153)
Excess tax benefit from stock-based compensation	—	8

Net cash provided by (used in) financing activities	1,552	(139,722)

Effects of exchange rate changes on cash and cash equivalents	(887)	2,414

Net increase in cash and cash equivalents	19,066	67,514
Cash and cash equivalents at the beginning of the period	184,332	175,071

Cash and cash equivalents at the end of the period	$203,398	$242,585

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q with Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We evaluate estimates on an ongoing basis, including those related to recognition of revenue, valuation of inventory, valuation of goodwill and other intangible assets, valuation of deferred tax assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, measurement of stock-based compensation expense, valuation of investments, adequacy of the allowance for doubtful accounts and adequacy of loss contingencies including those related to legal matters. When market data is not readily available, we base estimates on historical experience, market-based assumptions and other unobservable data that we believe to be reasonable under current circumstances. Such estimates form the basis for our judgments about the carrying values of assets and liabilities when those carrying values are not apparent from other sources. Our intent is to accurately state assets and liabilities given facts known at the time of measurement. Actual results may differ from our estimates under different assumptions or conditions.

The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our subsidiaries after the elimination of all significant intercompany account balances and transactions. Certain prior year amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net cash provided by or used in operating, investing or financing activities.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. As permitted under FASB Staff Position (FSP) of Financial Accounting Standards (FAS) 157-2 (FSP 157-2), we elected a one-year delay in applying SFAS 157 to certain fair value measurements of non-financial instruments, except for those disclosed at fair value on at least an annual basis. We fully adopted SFAS 157 on January 1, 2009. See Note 3 for information about fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” as amended by FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (SFAS 141R). Under SFAS 141R, an entity is generally required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period a contingency is recognized as of the acquisition date based on the estimated amount, if it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact the provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. We adopted SFAS 141R on January 1, 2009. We did not complete any business combinations in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 on January 1, 2009. The adoption did not have an impact on our Condensed Consolidated Financial Statements as all of our subsidiaries are currently wholly owned.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009. See Note 4 for those disclosures required by SFAS 161.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. We adopted FSP 142-3 on January 1, 2009. The adoption did not have a significant impact on our Condensed Consolidated Financial Statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). This FSP requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and the significant concentrations of risk within plan assets. FSP 132(R)-1 does not change the accounting treatment for postretirement benefit plans. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). This FSP requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, this FSP requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in those methods and significant assumptions from prior periods. FSP FAS 107-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact of FSP 115-2 on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). This FSP provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Additionally, FSP 157-4 requires disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques in interim and annual periods. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. FSP 157-4 is not expected to have a significant impact on our Condensed Consolidated Financial Statements.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(66,392)	$15,529

Denominator:
Basic weighted-average shares outstanding	96,193	100,683
Dilutive potential common shares	—	692

Diluted weighted-average shares outstanding	96,193	101,375

Net income (loss) per share – Basic	$(0.69)	$0.15
Net income (loss) per share – Diluted	$(0.69)	$0.15

In general, potentially dilutive common shares are considered anti-dilutive when an option’s exercise price is greater than the average market value of our common shares during the period of measurement or when a net loss is recorded for the period. Potentially dilutive common shares representing 22.1 million shares and 21.8 million shares for the three months ended March 28, 2009 and March 29, 2008, respectively, were excluded from diluted net income (loss) per share as their effect would be anti-dilutive. Of the shares excluded for the three months ended March 28, 2009, 0.7 million were anti-dilutive because we recorded a net loss during the period. Additionally, restricted stock awards representing 0.9 million and 0.8 million shares for the three months ended March 28, 2009 and March 29, 2008, respectively, were excluded from the computation of diluted shares outstanding as the shares underlying these awards were subject to performance conditions that had not been met.

Note 3. Financial Instruments

Fair Value Hierarchy

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Our financial instruments consist primarily of money market funds, municipal bonds, variable-rate notes and auction-rate securities. Three levels of inputs are used to measure the fair value of our investments:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

We classify our money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

Level 2 -	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.

We classify our municipal bonds and variable rate demand notes as Level 2 instruments due to our use of observable market prices in less active markets or, when observable market prices were not available, our use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

Level 3 -	Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

We classify our auction-rate securities as Level 3 instruments as their valuation requires the use of significant unobservable inputs to our cash-flow-based valuation model. Our valuation of these securities incorporates our assumptions about the anticipated term and yield that a market participant would require to purchase such securities in the marketplace. See further discussion on auction-rate securities below.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consist of the following types of instruments as of March 28, 2009 and December 31, 2008:

	Fair Value Measurements at March 28, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Money market funds	$275,720	$—	$—	$275,720
Municipal bonds	—	250,889	—	250,889
Variable-rate demand notes	—	30,895	—	30,895
Auction-rate securities	—	—	88,584	88,584
Derivative assets (1)	—	491	—	491

Total assets	$275,720	$282,275	$88,584	$646,579

Liabilities
Derivative liabilities (1)	$—	$401	$—	$401

(1) See Note 4.
	Fair Value Measurements at December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Money market funds	$254,323	$—	$—	$254,323
Municipal bonds	—	259,775	—	259,775
Variable-rate demand notes	—	18,504	—	18,504
Auction-rate securities	—	—	91,873	91,873
Derivative assets	—	2,204	—	2,204

Total assets	$254,323	$280,483	$91,873	$626,679

Liabilities
Derivative liabilities	$—	$4,049	$—	$4,049

Assets and liabilities measured and recorded at fair value on a recurring basis, excluding accrued interest components, were presented on our Condensed Consolidated Balance Sheets as of March 28, 2009 and December 31, 2008 as follows:

	Fair Value Measurements at March 28, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents	$162,996	$1,001	$—	$163,997
Short-term investments	—	280,783	—	280,783
Restricted cash and cash equivalents, current	112,724	—	—	112,724
Prepaid and other current assets (1)	—	491	—	491
Long-term investments	—	—	88,584	88,584

Total assets	$275,720	$282,275	$88,584	$646,579

Liabilities
Other accrued liabilities (1)	$—	$401	$—	$401

(1)	See Note 4.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair Value Measurements at December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents	$137,504	$6,458	$—	$143,962
Short-term investments	—	271,821	—	271,821
Restricted cash and cash equivalents, current	116,819	—	—	116,819
Prepaid and other current assets	—	2,204	—	2,204
Long-term investments	—	—	91,873	91,873

Total assets	$254,323	$280,483	$91,873	$626,679

Liabilities
Other accrued liabilities	$—	$4,049	$—	$4,049

The table below presents a reconciliation of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. All Level 3 financial instrument activities are related to our auction-rate securities.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Balance, beginning of period	$91,873	—
Transfers into Level 3	—	123,420
Total net losses (realized and unrealized):
Included in net income (loss)	—	—
Included in other comprehensive income (loss)	(949)	(5,786)
Settlements	(2,340)	—

Balance, end of period	$88,584	$117,634

Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal funds. Our auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently, there are no active secondary markets. As of March 28, 2009 we have recorded a cumulative temporary unrealized impairment loss of $13.9 million within OCI based upon our assessment of the fair value of these securities. We believe that this impairment is temporary as we have both the ability and intent to hold these securities to recovery.

Note 4. Derivative Financial Instruments

We manage our foreign currency exchange rate risk through foreign currency forward exchange contracts to hedge against the short-term impact of currency fluctuations. Our policy is to enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the impact of currency exchange fluctuations on (a) probable system sales denominated in Japanese yen, (b) our net investment in certain foreign subsidiaries and (c) other monetary asset and liability balances denominated in foreign currencies. All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. We report cash flows from derivative instruments in cash flows from operating activities. We used the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 28, 2009, the notional amounts of outstanding hedge contracts were as follows:

	Buy Contracts	Sell Contracts
	(In thousands)
Japanese Yen	$22,647	$39,772
Euro	18,258	32,882
British Pound Sterling	3,993	3,997
Malaysia Ringgit	3,420	3,398
Chinese Renminbi	3,012	3,011
Israeli Shekel	1,772	1,797
Korean Won	1,603	1,602
Indian Rupee	1,354	1,353
Taiwan Dollar	609	608
Swiss Franc	—	1,295

Total	$56,668	$89,715

Cash Flow Hedges. We designate and document our foreign currency forward exchange contracts as cash flow hedges on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate the effectiveness of each hedge at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in other comprehensive income (loss) (OCI) until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in net sales as designated at the inception of the forward contract. In the event it becomes probable that an anticipated hedged transaction will not occur within the specified time period, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated other comprehensive income (loss) to net sales in the Condensed Consolidated Statement of Operations. No such events occurred for the three months ended March 28, 2009 and March 29, 2008.

Net Investment Hedges. We hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. The foreign currency forward exchange contracts used to hedge this exposure are designated and documented as net investment hedges. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective when currency pairs and notional amounts on the forward exchange contracts are properly aligned with the net investment in subsidiaries. Changes in the spot-to-spot value are recorded as foreign currency translation adjustments within OCI. Ineffectiveness, if any, along with the excluded time value of the forward contracts, is recorded in other expenses, net.

Other Foreign Currency Hedges. We enter into foreign currency forward exchange contracts to hedge (a) intercompany balances that are denominated in non-functional currencies (b) certain third-party receivables denominated in Japanese yen and (c) anticipated sales denominated in foreign currency that we do not designate and document as cash flow hedges. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in other expenses, net.

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows:

March 28, 2009
(In thousands)
Prepaid and other current assets:
Derivative assets designated as hedging instruments:
Net investment hedges	$9
Derivative assets not designated as hedging instruments:
Other foreign currency hedges	482

Total derivative assets (1)	$491

Other accrued liabilities:
Derivative liabilities designated as hedging instruments:
Net investment hedges	$20
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges	381

Total derivative liabilities (1)	$401

(1) See Note 3.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by (a) cash flow hedges, (b) net investment hedges and (c) other foreign currency hedges on OCI and the Condensed Consolidated Statement of Operations for the three months ended March 28, 2009.

(a)	Cash Flow Hedges:

Three Months Ended
March 28, 2009
(In thousands)
Accumulated loss in OCI, beginning of period	$(1,137)
Gains recorded in OCI (effective portion)	7
Losses reclassified from OCI to net sales (effective portion)	451

Accumulated loss in OCI, end of period	$(679)

Gains recorded in net sales related to the ineffective portion	$6
Gains recorded in net sales related to the excluded time value portion	$8

We anticipate reclassifying the accumulated loss recorded as of March 28, 2009 from OCI to net sales within 12 months.

(b)	Net Investment Hedges:

Three Months Ended
March 28, 2009
(In thousands)
Gains recorded in OCI (effective portion)	$2,896
Gains recorded in other expenses, net related to the excluded time value portion	$61

(c)	Other Foreign Currency Hedges:

Three Months Ended
March 28, 2009
(In thousands)
Losses recognized in other expenses, net	$(935)

Note 5. Inventories

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market and consisted of the following:

	March 28, 2009	December 31, 2008
	(In thousands)
Purchased and spare parts	$125,567	$139,635
Work-in-process	23,972	31,101
Finished goods	43,893	42,569

Total inventories	$193,432	$213,305

Finished goods inventories include $17.6 million and $13.7 million as of March 28, 2009 and December 31, 2008, respectively, of evaluation systems at customer locations.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Goodwill and Intangible Assets

Goodwill

A summary of changes in goodwill for the three months ended March 28, 2009 is as follows:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Balance, beginning of period	$108,431	$17,642	$126,073
Foreign currency translation	—	(599)	(599)

Balance, end of period	$108,431	$17,043	$125,474

We evaluate recorded goodwill for impairment on at least an annual basis, or more frequently if indicators of impairment exist. Our annual impairment test in the fourth quarter of 2008 resulted in a non-cash impairment charge within our Industrial Applications Group. In the fourth quarter of 2008 the fair value of our Semiconductor Group marginally exceeded book value, which indicated that no impairment was present for this reporting unit. During the three months ended March 28, 2009 our expectations of future operating results declined from those used to perform our annual impairment test in the fourth quarter of 2008. This fact, in conjunction with the results of last quarter’s annual impairment test, led us to determine that an indicator of potential impairment existed and that an interim impairment test was required. After completing the interim impairment test, we determined that the estimated fair value of each reporting unit exceeded its carrying value. As a result, no additional impairment charges were required. Future impairment charges may be required if our operating results do not meet current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units.

Intangible Assets

The following tables provide details of our acquired intangible assets:

	March 28, 2009				December 31, 2008
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)		(Years)		(In thousands)
Patents and other intangible assets	11	$18,651	$(3,466)	$15,185	12	$16,656	$(3,110)	$13,546
Developed technology	6	30,443	(26,883)	3,560	6	30,829	(26,619)	4,210
Trademark	10	7,287	(3,285)	4,002	10	7,532	(3,214)	4,318

Total intangible assets	9	$56,381	$(33,634)	$22,747	9	$55,017	$(32,943)	$22,074

During the three months ended March 28, 2009, we purchased certain technology patents related to our Semiconductor Group with a fair value of $2.0 million and a weighted average amortization period of 6 years. Our estimated amortization expense for currently recognized identifiable intangible assets is approximately $3.5 million for the three remaining quarters of 2009, and $3.6 million, $2.6 million, $2.6 million, $2.6 million and $2.3 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively. As of March 28, 2009, we had no identifiable intangible assets with indefinite lives.

Note 7. Product Warranty

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the accrued warranty liability were as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Balance, beginning of period	$30,438	$54,857
Warranties issued	7,603	15,244
Settlements	(13,735)	(19,170)
Net changes in liability for pre-existing warranties, including expirations	(2,192)	(1,400)

Balance, end of period	22,114	49,531
Less: Long-term portion	(3,431)	(9,540)

Accrued warranty, current	$18,683	$39,991

Note 8. Restructuring and Other Charges

As of March 28, 2009, substantially all actions under our restructuring plans were completed, except for payments of future rent obligations. The remaining excess facility costs are stated at estimated net present value, net of estimated sublease income. We expect to pay remaining obligations in connection with vacated facilities no later than the expiration dates of the lease terms, which expire on various dates through 2017. For the three months ended March 28, 2009, an adjustment of prior restructuring costs was made due to changes in estimated sublease income over the remaining lease term. This adjustment is included within selling, general and administrative expenses. All restructuring activity relates to the Semiconductor Group.

The following table summarizes our facilities restructuring activity for the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Balance, beginning of period	$18,178	$17,654
Cash payments	(1,092)	(1,152)
Adjustment of prior restructuring costs	313	—

Balance, end of period	$17,399	$16,502

Note 9. Debt Obligations

As of March 28, 2009, we had borrowings of $110.5 million denominated in Euros and Swiss francs with a weighted-average interest rate of 1.8%. Substantially all of these borrowings are secured by cash and cash equivalents and are due and payable on or before June 25, 2009. Amounts to secure these borrowings are included within restricted cash and cash equivalents, current on our Condensed Consolidated Balance Sheet.

We terminated our $150.0 million senior unsecured revolving credit facility on April 21, 2009 and did not incur any penalties related to the termination. We had no amounts available or outstanding under this facility as of March 28, 2009 and the facility remained unused through the date of termination.

Note 10. Other Expenses, Net

The components of other expenses, net are as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Other income, net	$245	$2,106
Other-than-temporary impairment of investment	—	(737)
Loss on other investments	(511)	(676)
Foreign currency loss, net	(497)	(2,386)

Other expenses, net	$(763)	$(1,693)

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Shareholder’s Equity

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Net income (loss)	$(66,392)	$15,529
Other comprehensive income (loss):
Foreign currency translation adjustments	(311)	5,630
Unrealized gain (loss) on investments	808	(5,454)
Change in derivative instruments	458	317
Unrealized gain (loss) on minimum pension liability adjustment	87	(31)

Comprehensive income (loss)	$(65,350)	$15,991

The components of accumulated other comprehensive loss are as follows:

	March 28, 2009	December 31, 2008
	(In thousands)
Foreign currency translation adjustments	$694	$1,005
Unrealized loss on investments	(9,852)	(10,660)
Unrealized loss on derivative instruments	(679)	(1,137)
Unrealized loss on pension liability	(957)	(1,044)

Accumulated other comprehensive loss	$(10,794)	$(11,836)

Common Stock Repurchase Program

The Board of Directors has authorized the repurchase of outstanding common stock, including approvals of $1.0 billion on September 14, 2004 and another $1.0 billion on October 26, 2007. As of March 28, 2009, we had $826.7 million available for stock repurchases under these authorizations. For the three months ended March 29, 2008, 5.8 million shares were repurchased under this plan for $135.0 million at a weighted average purchase price of $23.20. No shares were repurchased during the three months ended March 28, 2009.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Income Taxes

Our provision for income taxes for the three months ended March 28, 2009 and March 29, 2008 was $14.3 million and $12.9 million, respectively. The increase in the provision for income taxes from the three months ended March 29, 2008 is primarily due to a charge of $19.4 million further discussed below. Additionally, the provision was impacted by our current period pre-tax loss compared to prior period pre-tax income, along with the geographical mix of those losses in the current year.

On February 20, 2009, the California Budget Act of 2008 was signed into law which revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We now expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore less likely to be realized. As a result, we recorded a $19.4 million charge to reduce our previously recognized California deferred tax assets.

Because our projected tax rate is unusually volatile, the provision for income taxes in our Condensed Consolidated Statement of Operations for the three months ended March 28, 2009 reflects our actual effective tax rate for the current quarter. We believe our year-to-date tax provision for income taxes is the most reliable estimate of our annual effective tax rate. The effective income tax rate for the current fiscal year will likely be different from the tax rate in effect for the three months ended March 28, 2009 and could be considerably higher or lower, depending largely on our operating results before taxes and the geographic mix of income (loss) for the year.

Note 14. Stock-Based Compensation

The following table summarizes the stock-based compensation expense related to stock options, restricted stock and our employee stock purchase plan (ESPP) included in our Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
	(1)	(2)
Cost of sales	$860	$617
Selling, general and administrative	4,505	5,256
Research and development	2,312	2,550

Total stock-based compensation expense	$7,677	$8,423

(1)	Amounts include amortization expense related to stock options of $3.5 million, ESPP of $0.7 million, and restricted stock awards of $3.5 million. The related income tax benefit recognized in the Condensed Consolidated Statement of Operations was $1.7 million.
(2)	Amounts include amortization expense related to stock options of $4.4 million, ESPP of $0.8 million, and restricted stock awards of $3.2 million. The related income tax benefit recognized in the Condensed Consolidated Statement of Operations was $2.1 million.

Stock Options

The exercise price of each stock option equals the market price of our common stock on the date of grant. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. The fair values of stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 28, 2009	March 29, 2008
Risk-free interest rate	1.4%	2.5%
Volatility	60%	51%
Expected term	4.0 years	4.3 years
Dividends	None	None

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the option.

A summary of stock option activity for the three months ended March 28, 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of period	20,927	$30.35
Grants	24	14.29
Exercises	—	—
Forfeitures or expirations	(824)	33.47

Outstanding, end of period	20,127	$30.21	4.96	$8,198

Vested and expected to vest, end of period	19,374	$30.62	4.80	$6,398
Exercisable, end of period	15,716	$32.63	3.91	$14

The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1.9 million shares that had exercise prices lower than the market price of our common stock as of March 28, 2009. For the three months ended March 29, 2008, the aggregate intrinsic value of options exercised, determined as of the date of exercise, was $0.1 million and the total cash received from employees as a result of stock option exercises was $0.3 million. No options were exercised during the three months ended March 28, 2009. The weighted-average grant date fair value of options granted for the three months ended March 28, 2009 and March 29, 2008 was $6.64 and $10.10, respectively. In connection with the disqualification of incentive stock options, we realized no tax benefits for the three months ended March 28, 2009 and tax benefits of $0.1 million for the three months ended March 29, 2008. We settle employee stock option exercises with newly issued common shares.

As of March 28, 2009 there was $29.8 million of unrecognized compensation cost related to unvested stock options, of which $11.7 million is expected to be recognized in the three remaining quarters of 2009, and $11.4 million, $4.8 million, and $1.9 million is expected to be recognized in 2010, 2011 and 2012, respectively.

Restricted Stock

Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Restricted stock awards generally vest over three, four, or five-year periods, excluding certain awards that vest upon the achievement of specific performance targets. A summary of restricted stock award activity for the three months ended March 28, 2009 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards, beginning of period	3,399	$22.69
Granted	52	13.79
Vested	(22)	27.98
Forfeited	(76)	23.48

Unvested restricted stock awards, end of period	3,353	$22.50

The unvested restricted stock awards at March 28, 2009 include 2.2 million restricted stock units.

The total fair value of restricted stock awards that vested was $0.3 million and $0.5 million for the three months ended March 28, 2009 and March 29, 2008, respectively. In connection with the vesting of these awards, we realized tax benefits of $0.1 million and $0.2 million for the three months ended March 28, 2009 and March 29, 2008, respectively. As of March 28, 2009, there were a total of 0.9 million shares of restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not met.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 28, 2009 there was $28.2 million of unrecognized compensation cost related to restricted stock awards, of which $10.1 million is expected to be recognized in the three remaining quarters of 2009, and $8.7 million, $7.1 million and $2.3 million, is expected to be recognized in 2010, 2011 and 2012, respectively.

Employee Stock Purchase Plan

We have an ESPP that allows qualified employees to purchase shares of common stock at 85 percent of the fair market value on specified dates. There were no ESPP shares issued during the first quarter of 2009 and 2008. The fair values of ESPP were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 28, 2009	March 29, 2008
Risk-free interest rate	1.1%	4.0%
Volatility	49%	38%
Expected term	6 months	6 months
Dividends	None	None

The weighted-average grant date fair value of shares for the three months ended March 28, 2009 and March 29, 2008 was $4.53 and $7.28, respectively. In connection with our ESPP, we realized tax benefits attributed to disqualifying dispositions of $0.1 million for each of the three months ended March 28, 2009 and March 29, 2008. Our ESPP was suspended indefinitely effective May 1, 2009, the end of our most recent offering period, by action of our Board of Directors. Further action by the Board of Directors will be required to reinstate our ESPP.

Note 15. Operating Segments

Our operations are organized into two segments, the Semiconductor Group and the Industrial Applications Group. The Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. The Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring products for fine-surface optimization. The accounting policies of these segments are the same as those described in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Segment information for the periods presented is as follows:

	Three Months Ended March 28, 2009			Three Months Ended March 29, 2008
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
Sales to unaffiliated customers	$76,579	$22,334	$98,913	$270,350	$44,363	$314,713
Operating loss	$(48,492)	$(4,887)	$(53,379)	$21,837	$5,434	$27,271

	March 28, 2009			December 31, 2008
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
Total assets	$1,407,569	$117,273	$1,524,842	$1,506,782	$130,745	$1,637,527

Note 16. Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expenses of $0.3 million and $0.2 million for the three months ended March 28, 2009 and March 29, 2008, respectively.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 28, 2009 and March 29, 2008, Novellus employed, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amount recognized for these immediate family members during each of the three months ended March 28, 2009 and March 29, 2008 was $0.1 million.

We have outstanding loans to non-executive vice presidents and other key personnel. As of March 28, 2009 and December 31, 2008, the total outstanding balance of such loans was $0.8 million and $0.9 million, respectively. As of March 28, 2009, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to these types of loans has not historically been significant.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation: our intent to hold auction-rate securities to recovery; our belief that most of the impairment related to auction-rate securities is temporary; our belief that we will ultimately be able to liquidate our investments in auction-rate securities without significant loss through successful auctions, redemptions of securities by the issuers or upon maturity; our anticipation to reclassify the accumulated gains (losses) recorded as of March 28, 2009 for cash flow hedges from OCI to net sales within twelve months; our expectation that the adoption of certain accounting pronouncements will not have a significant impact on our Condensed Consolidated Financial Statements; our estimated amortization expense for currently recognized identifiable intangible assets in the for the three remaining quarters of 2009 and for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively; our expectation that the remaining obligations in connection with vacated facilities will be satisfied no later than the expiration dates of the lease terms, which expire on various dates through 2017; our expectation that the ultimate disposition of the Linear litigation will not have a material adverse effect on our business, financial condition or operating results; our expectation that in years 2011 and beyond our income subject to tax in California will be lower and that our deferred tax assets are less likely to be realized due to the recent California tax law change; our plan to continue to assess our tax valuation allowance on our California deferred tax assets in future periods; that of the $29.8 million of unrecognized compensation cost related to unvested stock options, $11.7 million is expected to be recognized in the three remaining quarters of 2009, and $11.4 million, $4.8 million and $1.9 million is expected to be recognized in 2010, 2011 and 2012, respectively; our expectation that of the $28.2 million of unrecognized compensation cost related to restricted stock awards, $10.1 million is expected to be recognized in the three remaining quarters of 2009 and $8.7 million, $ 7.1 million and $2.3 million will be recognized in 2010, 2011 and 2012, respectively; our belief that significant investment in research and development is required to remain competitive; our plan to continue to invest in new products and enhance our current product lines; our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology; our efforts to continue to work closely with our customers and make substantial investments in research and development in order to deliver innovative products which enhance productivity for our customers to utilize the latest technology; our belief that our continued investment in research and development has positioned us for future growth; our expectation that we are not likely to benefit in the short-term from capital spending typically made by our customers due to the continued rapid contraction in the world-wide economy; our belief that in 2009 unit demand for semiconductors is likely to fall for the first time since 2001, leading to a decline in semiconductor revenues and an increase in semiconductor inventories; our expectation that chip unit growth will resume in 2010 and beyond, and with it, spending on semiconductor equipment; our anticipation that revenues in the near term will most likely be generated from technology upgrades and maintenance on, or replacement of, currently deployed equipment rather than capacity additions; our expectation that net orders will fluctuate due to the cyclicality of the semiconductor industry; our continued focus on operational execution and paring down our cost structure to improve operating results; our plans to incur $12 million to $16 million of incremental charges in the second quarter of 2009 as a result of further reductions in operating expenses and the scale back our CMP business operations; our plan to continue managing both our variable and fixed cost structure with the objective of minimizing our net cash outflow during fiscal 2009; our intent to refinance our credit facilities denominated in Euros under a new arrangement; our belief that our current cash position and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcome of actions that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; our expectation that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future; our expectation that we will continue to experience significant fluctuations in our quarterly operating results; our intention to use the proceeds from certain credit agreements for working capital and other general corporate purposes, including the repurchase of shares; and our intention to repurchase shares from time to time in the open market, through block purchases or otherwise.

Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to: unanticipated trends with respect to the cyclicality of the semiconductor industry; our inability to reclassify the accumulated gains (losses) from OCI to net sales within-twelve months; inaccuracies regarding growth potential in the Asia region over the long term; a sustained decrease in or leveling off of customer demand; our inability to make adequate inventory valuation adjustments in a timely manner; our inability to manage inventory levels; unexpected changes in the tax regulatory environment; changes in accounting and tax standards or practices; our inability to achieve a tax benefit due to unexpected changes in domestic tax regulations; our inability to predict the impact of the Linear litigation on our business, financial conditions or operating results; our inability to accurately predict the impact of new accounting pronouncements on our Condensed Consolidated Financial Statements; our inability to accurately assess the period in which we will recognize unrecognized compensation related to unvested stock options and restricted stock awards; inaccuracies related to the timing and satisfaction of remaining obligations related to vacated leases; unexpected shipment delays which adversely impact shipment volumes; our inability to meet certain performance conditions that may result in forfeiture of certain restricted stock awards; unexpected increase in costs associated with manufacturing our products; our inability to anticipate cyclical changes in customers’ capacity utilization and demand; the negative impact of higher cost of services on gross margins; our inability to realize efficiencies from outsourcing; inefficiencies in the allocation of funds towards our research and development efforts to our existing and new product lines; unexpected difficulties in introducing new and enhanced products in a timely manner in order to remain competitive; unexpected changing product needs of our customers; the loss of a major customer; the need to seek new customers and diversify our customer base; our inability to negotiate and obtain favorable borrowing terms for our credit facilities denominated in Euros; unanticipated need for additional liquid assets in the next twelve months; our failure to accurately predict the effect of the ultimate outcome of current litigation on our business, financial condition, results of operations or material adjustment to our financial statements; inherent uncertainty in the outcome of litigation matters; our potential inability to enforce our patents and protect our trade secrets; our inability to accurately predict recovering the carrying value of our investment in auction-rate securities, market changes negatively affecting auction-rate securities and the government’s inability to guarantee the underlying securities; our inability to accurately predict customers capital spending over the long term; further periodic downturns in the semiconductor industry which could have a material adverse effect on the semiconductor industry’s demand for semiconductor processing equipment; our inability to accurately predict mega-fabrication trends in memory manufacturing; uncertainties related to the acceptance of new technology into the memory market; the introduction of new products by competitors; our inability to gain and leverage market position during the economic downturn; unexpected shifts in market demands for both memory and logic products; uncertainties related to growth in the electronic industry; and our inability to successfully select, develop, and market new products, or enhance existing products.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of Part II, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q. Readers should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other filings with the SEC, including our Forms 10-Q and 8-K and our Annual Report to Shareholders.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of our business. The following are included in our MD&A:

•	Overview of our Business and Industry;

•	Critical Accounting Policies;

•	Results of Operations; and

•	Liquidity and Capital Resources.

Overview of Our Business and Industry

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus, we primarily develop, manufacture, sell and support equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Customers for these products manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties. The segment of our business serving this area is the Semiconductor Group. Beginning in 2004, Novellus entered into market segments beyond semiconductor manufacturing with the establishment of our Industrial Applications Group through various acquisitions. This segment supports grinding, lapping and polishing equipment for fine-surface optimization and serves a broad spectrum of industrial applications.

In the Semiconductor Group our business depends on capital expenditures made by integrated circuit manufacturers, who in turn are dependent on corporate and consumer demand for integrated circuits and the electronic products which use them. Since the industry in which we operate is driven by spending for electronic products, our business is directly affected by growth or contraction in the global economy as well as by the adoption of new technologies. Demand for personal computers, the expansion of the Internet and telecommunications industries and the emergence of new applications in consumer electronics have a direct impact on our business. In addition, the industry is characterized by intense competition and rapidly changing technology. We continue to work closely with our customers and make substantial investments in research and development in order to deliver innovative products which enhance productivity for our customers and utilize the latest technology. We believe these investments have positioned us for future growth.

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

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles and trends which are difficult to predict. The demand for our products is affected by the profitability of our customers which is driven by capacity and market supply for their products. Our customers operate principally in the semiconductor memory and logic markets. In fiscal 2006 and 2007, our memory customers grew capacity and those additions outpaced the current rate of demand. The resulting overcapacity and weak pricing combined with tight liquidity in the credit markets caused memory customers to delay capital spending and, in some instances, constrain or retire some of their capacity during 2008. These actions were expected to stabilize average selling prices. However, due to the continued rapid contraction in the world-wide economy combined with the general lack of capital availability, conditions worsened during the fourth quarter of 2008. As a result, we no longer expect to benefit in the short-term from capital spending typically made by our customers to increase capacity in response to the worldwide consumption of chips that has historically grown at an annual rate of 10%. In 2009, unit demand for semiconductors is likely to fall for the first time since 2001, leading to a decline in semiconductor revenues and an increase in semiconductor inventories. This further increases the pressure on semiconductor manufacturers to carefully match capacity with demand which has reduced their spending on capital equipment in 2009. However, in keeping with the historical cyclical nature of the industry, chip unit growth is expected to resume in 2010 and beyond, and with it, spending on semiconductor equipment. We anticipate that revenues in the near term will most likely be generated from technology upgrades and maintenance on, or replacement of, currently deployed equipment rather than capacity additions.

Given the significant downward pressure on revenues, we continue to focus on operational execution and pairing down our cost structure to improve operating results. We plan to continue managing both our variable and fixed cost structure with the objective of minimizing our net cash outflow during fiscal 2009. In April 2009 we announced our plans to further reduce operational expenses and scale back our CMP business operations. We anticipate incurring incremental charges ranging from $12 million to $16 million in the second quarter of 2009 as a result of these actions.

We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income and net income per share are the primary measures we use to monitor performance. We also use certain non-GAAP measures, such as shipments and net orders, to assess business trends and performance. Shipments consist of products shipped to customers, without regard to net sales adjustments such as deferrals associated with customer acceptance. Net orders, which are also referred to as bookings, consist of current period orders less current period cancellations and other adjustments. Net orders reported for the first quarter of 2009 and the fourth quarter of 2008 were reduced by $10.6 million and $44.9 million, respectively, due to customer cancellations and backlog adjustments based upon our assessment that certain customers may not be in a financial position to take delivery within the next 12 months. Shipments and net orders are used to forecast and plan future operations. We do not report orders for systems with delivery dates more than 12 months from the latest balance sheet date.

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2009	2008
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$98,913	$188,453	$250,098	$257,740	$314,713
Gross profit	$25,738	$68,517	$111,524	$110,963	$144,940
Net income (loss)	$(66,392)	$(130,251)	$1,397	$(2,385)	$15,529
Net income per share – Diluted	$(0.69)	$(1.36)	$0.01	$(0.02)	$0.15
Shipments	$92,130	$175,635	$230,153	$240,319	$312,857
Change in shipments from prior quarter	(48)%	(24)%	(4)%	(23)%	(14)%
Net orders	$77,795	$82,695	$202,765	$234,628	$297,025
Change in net orders from prior quarter	(6)%	(59)%	(14)%	(21)%	(13)%

We expect that net orders will continue to fluctuate due to the cyclical nature of our industry. The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders result in revenue either at shipment and transfer of title or upon customer acceptance of the equipment. Our revenue recognition policy, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, addresses the distinction between the revenue recognized upon shipment and transfer of title and the revenue recognized upon customer acceptance. Equipment is generally shipped within two to six months of receiving the related order and, if applicable, customer acceptance is typically received one to six months after shipment. These time lines are general estimates and actual times may vary depending on specific customer circumstances.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of inventory, valuation of goodwill and other intangible assets, valuation of deferred tax assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, measurement of stock-based compensation expense, valuation of investments, adequacy of the allowance for doubtful accounts and adequacy of loss contingencies, including those related to legal matters. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008. Except for the critical accounting policy set forth below entitled “Income taxes,” there have been no significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

Income Taxes

Because our projected tax rate is unusually volatile, the provision for income taxes in our Condensed Consolidated Statement of Operations for the three months ended March 28, 2009 reflects our actual effective tax rate for the current quarter. We believe our year-to-date tax provision for income taxes is the most reliable estimate of our annual effective tax rate. The effective income tax rate for the current fiscal year will likely be different from the tax rate in effect for the three months ended March 28, 2009 and could be considerably higher or lower, depending largely on our operating results before taxes and the geographic mix of income (loss) for the year. Our future effective income tax rate also depends on other factors, such as tax legislation, non-deductible expenses incurred in connection with acquisitions and other discretely recorded items, including interest expense on uncertain tax positions and deductions for compensation expense related to stock options and restricted stock.

As of March 28, 2009, we had approximately $92.2 million of net deferred tax assets. We currently believe all of our net deferred tax assets will be realized due to anticipated future income and our ability to carry back losses to prior years. We have considered all sources of taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, a valuation allowance for deferred tax assets would decrease income in the period in which such determination is made. If market conditions change significantly within the next 12 months then it is reasonably possible that our valuation allowance will change.

Results of Operations

Net Sales

	Three Months Ended			Q1 2009 % Change From
	March 28, 2009	December 31, 2008	March 29, 2008	Q4 2008	Q1 2008
	(In thousands)
Semiconductor Group	$76,579	$151,980	$270,350	(50)%	(72)%
Industrial Applications Group	22,334	36,473	44,363	(39)%	(50)%

Net sales	$98,913	$188,453	$314,713	(48)%	(69)%

The net sales we report are correlated to shipments and the timing of customer acceptance. Deferred revenue at the end of the first quarter of 2009 was $40.2 million.

Semiconductor Group net sales in the first quarter of 2009 declined by 50% and 72% compared to fourth quarter 2008 and first quarter 2008 net sales, respectively. Net sales have continued to decline compared to prior periods as a result of ongoing weakness in the overall economy and the semiconductor industry in particular.

The primary functional currency of the Industrial Applications Group (IAG) is the Euro. Changes in the exchange rate reduced IAG net sales for the first quarter by 7% compared to the same period in the prior year and did not have a significant effect on IAG net sales compared to the prior quarter. The remaining decline of IAG net sales compared to the prior periods was due to decreased demand as a result of continued deterioration in the global economy.

Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Three Months Ended
	March 28, 2009	December 31, 2008	March 29, 2008
Asia	31%	41%	62%
North America	47%	43%	30%
Europe	22%	16%	8%
Gross Profit
	Three Months Ended
	March 28, 2009	December 31, 2008	March 29, 2008
	(Dollars in thousands)
Gross profit	$25,738	$68,517	$144,940
Gross margin	26%	36%	46%

First quarter 2009 gross margin decreased by 10 and 20 percentage points compared to the fourth quarter of 2008 and first quarter of 2008, respectively. The decrease in gross margin is primarily due to reduced absorption of fixed overhead costs on lower shipment volumes coupled with higher inventory write-downs as a percentage of net sales. Lower absorption had the effect of reducing gross margin by 3 and 7 percentage points in the current quarter compared to the fourth quarter of 2008 and first quarter of 2008, respectively, while the relative increase in inventory write-downs had the effect of reducing gross margin by 5 and 10 percentage points, respectively.

Selling, General and Administrative (SG&A)

	Three Months Ended			Q1 2009 % Change From
	March 28, 2009	December 31, 2008	March 29, 2008	Q4 2008	Q1 2008
	(Dollars in thousands)
SG&A expense	$43,102	$52,061	$60,329	(17)%	(29)%
% of net sales	44%	28%	19%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

SG&A expense decreased in the first quarter of 2009 compared to both the fourth and first quarters of 2008, as a result of lower employee headcount and a continued focus on reducing operating expenses. First quarter 2009 and fourth quarter 2008 include additional charges of $1.8 million and $4.4 million, respectively, primarily related to reductions in workforce and adjustments to previously recorded restructuring costs. Excluding these charges, SG&A expense decreased by $6.4 million compared to the prior quarter largely due to a reduction in employee costs of $5.4 million. Excluding first quarter 2009 additional charges of $1.8 million, SG&A expense declined $19.0 million compared to the first quarter of 2008 due to of a reduction in employee related costs of $18.9 million, which includes savings related to incremental planned shutdowns. However, SG&A expense as a percentage of net sales increased compared to prior year periods because of a relatively greater decline in net sales.

Research and Development (R&D)

	Three Months Ended			Q1 2009 % Change From
	March 28, 2009	December 31, 2008	March 29, 2008	Q4 2008	Q1 2008
	(Dollars in thousands)
R&D expense	$36,015	$50,856	$57,340	(29)%	(37)%
% of net sales	36%	27%	18%

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

The decrease in R&D expense from fourth quarter 2008 levels was due in part to the write-down of certain R&D assets and reductions of workforce in the fourth quarter totaling $3.8 million. Excluding these charges, R&D expense decreased by $11.1 million due to lower headcount and a focus on reducing operating expenses. R&D expense decreased during the three months ended March 28, 2009 from the prior year period primarily as a result of reduced headcount, lower profit sharing due to the decline in operating income, and savings related to incremental planned shutdowns. However, R&D expense as a percentage of net sales increased compared to prior year periods because of a relatively greater decline in net sales.

Impairment of Goodwill

	Three Months Ended
	March 28, 2009	December 31, 2008	March 29, 2008
	(Dollars in thousands)
Impairment of goodwill	$—	$99,522	$—
% of net sales	—%	53%	—%

In the fourth quarter of 2008, we incurred a non-cash goodwill impairment charge of $99.5 million to reduce the carrying value of goodwill within our IAG reporting unit. For further discussion, refer to Note 5 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008.

Interest and Other Income (Expense), Net

	Three Months Ended
	March 28, 2009	December 31, 2008	March 29, 2008
	(Dollars in thousands)
Interest and other income (expense), net	$1,296	$(4,160)	$1,109
% of net sales	1%	(2)%	Less than 1%

Interest and other income (expense), net, includes interest income, interest expense and other non-operating items. Interest and other income, net was $1.3 million in the first quarter of 2009 compared to interest and other expense, net of $4.2 million in the fourth quarter of 2008. The difference from the prior quarter is primarily due to an other-than-temporary impairment charge of $3.5 million we recorded in the fourth quarter of 2008 related to our auction-rate securities. Interest and other income, net was relatively flat compared to the first quarter of 2008.

Income Taxes

	Three Months Ended
	March 28, 2009	December 31, 2008	March 29, 2008
	(Dollars in thousands)
Provision for (benefit from) income taxes	$14,309	$(7,831)	$12,850
% of income (loss) before income taxes	(27)%	6%	45%

Our provision for income taxes for the three months ended March 28, 2009 was $14.3 million compared to a benefit of $7.8 million for the three months ended December 31, 2008 and a provision of $12.9 million for the three months ended March 29, 2008. We recorded a tax charge of $19.4 million in the current quarter and had a minimal tax benefit related to our goodwill impairment charge in the fourth quarter of 2008, which impacted the typical relationship between pre-tax loss and the provision for (benefit from) income taxes for those periods. Excluding these items, we had effective tax rates of 10 percent, 16 percent and 45 percent for the three months ended March 28, 2009, December 31, 2008 and March 29, 2008, respectively. These fluctuations result from changes in our operating results before income taxes, along with the geographical mix of those results between periods.

On February 20, 2009, the California Budget Act of 2008 was signed into law which revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We now expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore less likely to be realized. As a result, we recorded a $19.4 million charge to reduce our previously recognized California deferred tax assets.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

	March 28, 2009	December 31, 2008
	(In thousands)
Cash and cash equivalents	$203,398	$184,332
Short-term investments	294,324	286,556

Total cash, cash equivalents and short-term investments	$497,722	$470,888

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of liquidity as of March 28, 2009 consisted of $497.7 million of cash, cash equivalents and short-term investments. This amount represents an increase of $26.8 million from $470.9 million as of December 31, 2008. The majority of this increase is a result of $22.6 million of cash flows from operations for the three months ended March 28, 2009.

Restricted Cash, Cash Equivalents and Long-Term Investments

	March 28, 2009	December 31, 2008
	(In thousands)
Restricted cash and cash equivalents	$115,799	$119,702
Long-term investments	88,584	91,873

Total restricted cash and cash equivalents and long-term investments	$204,383	$211,575

We held $204.4 million in restricted cash and long-term investments as of March 28, 2009, a decrease of $7.2 million from $211.6 million as of December 31, 2008. As of March 28, 2009 we held $115.8 million in restricted cash and cash equivalents, which relates to debt obligations that are secured by deposits in money market funds.

Long-term investments relate to tax-exempt auction-rate securities, whose underlying assets are either student loans substantially backed by the federal government or closed-end municipal funds. Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal funds. Our auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently, there are no active secondary markets. As of March 28, 2009 we have recorded a cumulative temporary unrealized impairment loss of $13.9 million within other comprehensive income in our Condensed Consolidated Financial Statements as of March 28, 2009. We believe that this impairment is temporary as we have both the ability and intent to hold these securities to recovery.

Cash Flow Summary

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$22,592	$(32,520)
Investing activities	(4,191)	237,342
Financing activities	1,552	(139,722)
Effects of exchange rate changes on cash and cash equivalents	(887)	2,414

Net increase in cash and cash equivalents	$19,066	$67,514

Operating

Net cash provided by operating activities during the three months ended March 28, 2009 was $22.6 million. The primary source of cash from operating activities was related to decreases in accounts receivable, net of $70.3 million and inventories of $18.0 million, offset by the net loss of $66.4 million. The reduction in accounts receivable, net is largely the result of reduced shipment volumes coupled with strong collection efforts. The decline in inventory is due to additional inventory write-downs recorded in the current period and a continued focus on managing inventory levels.

Net cash used in operating activities during the first quarter of 2008 was $32.5 million. This amount consisted primarily of $15.5 million provided by net income, adjusted for non-cash expense items of $36.5 million and increases in working capital accounts of $84.5 million.

Investing

Net cash used in investing activities during the three months ended March 28, 2009 was $4.2 million. This amount consisted of net purchases of investments of $5.7 million, an intangible asset purchase of $2.0 million and capital expenditures of $1.7 million, offset by a decrease in restricted cash and cash equivalents of $3.9 million and proceeds from the sale of assets held for sale of $1.3 million. As of March 28, 2009, we had no significant commitments to purchase property or equipment.

Net cash provided by investing activities during the first quarter of 2008 was $237.3 million, which consisted primarily of net purchases, sales and maturities of short-term investments of $241.4 million, offset by capital expenditures of $3.6 million.

Financing

Net cash provided by financing activities during the three months ended March 28, 2009 was $1.5 million and related to proceeds from lines of credit.

Net cash used in financing activities during the first quarter of 2008 was $139.7 million. This amount consisted primarily of repurchases of common stock of $150.2 million, offset by proceeds from lines of credit of $10.1 million.

Credit Arrangements

We have short-term credit facilities with various financial institutions totaling $201.3 million. These credit facilities bear interest at various rates and expire on various dates through March 2010. As of March 28, 2009, $110.5 million of current obligations were outstanding at an average interest rate of 1.8%, $11.7 million was pledged against outstanding letters of credit and the remaining $79.1 million was unutilized. These facilities consist primarily of an obligation denominated in Euros that was initially used to fund the acquisition of Peter Wolters AG in 2004 and is also used for general corporate purposes. As of March 28, 2009, the agreement allowed for borrowings up to $107.9 million, all of which was outstanding. All borrowings under this agreement are due and payable on or before June 25, 2009. The effective interest rate as of March 28, 2009 was 1.8% and amounts outstanding are secured by deposits in money market funds, which are included within restricted cash and cash equivalents, current, on our Condensed Consolidated Balance Sheet. This credit arrangement includes certain financial covenants, with which we were in compliance as of March 28, 2009. We intend to refinance this debt under a new arrangement.

We terminated our $150.0 million senior unsecured revolving credit facility on April 21, 2009 and did not incur any penalties related to the termination. We had no amounts available or outstanding under this facility as of March 28, 2009 and the facility remained unused through the date of termination.

We believe that our current cash position and available borrowings will be sufficient to meet our needs through the next 12 months.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Novellus, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our exposure related to market risk has not changed materially since December 31, 2008.

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

There have been no material developments in litigation matters during the quarter ended March 28, 2009 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The risk factors set forth below entitled “Recent deterioration in the global economy and credit markets has affected and may continue to adversely affect our results of operations or our liquidity,” “Changes in tax rules, tax assets or liabilities have negatively impacted our results and could further negatively impact our financial results,” “Our liquidity can be affected by unanticipated events in the credit markets” and “We have incurred and may in the future incur impairments to goodwill or long-lived assets” have been revised from the prior statement on our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

Recent deterioration in the global economy and credit markets has affected and may continue to adversely affect our results of operations or our liquidity.

Our operations have been adversely affected by the recent deterioration in the global economy causing our customers to delay or discontinue spending on our products. Continuation of the economic downturn may further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers, or the ability of our customers to obtain credit to finance purchases of our products. If the global economy and credit markets continue to deteriorate or do not improve and our future sales continue to decline, our financial condition and results of operations could be adversely impacted. Our liquidity may also be adversely impacted if we are unable to obtain or renew credit facilities with terms that are favorable, including the refinance of our current debt obligations, the majority of which is due and payable on June 25, 2009.

Downturns in the semiconductor industry negatively impact demand for our equipment.

Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that reduced the demand for semiconductor processing equipment, including equipment that we manufacture and market. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, and at the same time motivate and retain key employees and maintain a stable management team. During periods of reduced demand, our inventory levels have at times been higher than optimal and our gross margins have at times been lower than optimal due to lower production volumes. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity, and hire and assimilate a sufficient number of qualified people to meet customer demand. Net orders, net sales and operating results may be adversely affected and result in additional workforce reductions if we fail to respond to changing industry conditions in a timely and effective manner. We experienced a decrease in bookings in the first quarter of 2009 and in each successive quarter during 2008. We could continue to experience decreases in bookings in the foreseeable future, and as a result, our net sales and operating results may be adversely affected. In the period from 2001 through 2006, we implemented various restructuring plans to align our business with fluctuating conditions. In 2008 we implemented other cost reduction actions to align our business with current economic conditions and additional cost reduction activities have been announced for the second quarter of 2009. Future restructurings or other cost reduction actions may be required.

Changes in tax rates, tax assets or liabilities have negatively impacted our results and could further negatively impact our future results.

We are subject to taxation in the United States and other countries. Our effective tax rate has fluctuated in the past and may continue to fluctuate in the future. Future effective tax rates could also be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in the tax laws. For example, on February 20, 2009, the California Budget Act of 2008 was signed into law which revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We now expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore less likely to be realized. As a result, we recorded a $19.4 million charge to reduce our previously recognized California deferred tax assets.

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

Although we believe that these forecasts provide investors and analysts with a better understanding of management's expectations for the future and are useful to our stockholders and potential stockholders, such forecasts are comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. If our operating or financial results for a particular period differ from our forecasts or the expectations of investment analysts, or if we change our forecasts for future periods, the market price of our common stock could decline.

Our liquidity can be affected by unanticipated events in the credit markets.

We own tax-exempt auction-rate securities whose underlying assets are either student loans substantially backed by the federal government or closed-end municipal funds. Due to auction failures in the marketplace, we will not have access to these funds unless (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently, there are no active secondary markets. If current market conditions do not improve, additional temporary and other-than-temporary impairment charges could occur in future periods which would reduce the value of our investments and could negatively impact our results of operations. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the current illiquidity of these investments to adversely affect our operations or financial condition.

We believe most of the impairment of these auction-rate securities is temporary because we have the ability and intent to hold these securities to recovery and they have either been guaranteed by the federal government or, in the case of closed-end funds, they are backed by more than 200% collateral. Substantially all of our auction-rate securities are currently rated AAA, the highest rating by a rating agency. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We believe we will ultimately be able to liquidate these investments without significant loss through successful auctions, redemptions of securities by the issuers, or upon maturity. However, it might be necessary to hold these securities until the final maturity of the underlying notes to realize their full value.

Our quarterly operating results and stock price are unpredictable.

We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results, which may adversely affect our stock price. Our future quarterly operating results and stock price may not align with past trends. The factors that have had and could continue to lead to fluctuations in our results include, but are not limited to:

•	Changing demand for and sales of lower-margin products relative to higher-margin products;

•	Economic conditions in the electronics and semiconductor industry generally and the equipment industry specifically;

•	Unpredictability of demand for and variability of mix of our products in our forecast, which can cause unexpected positive or negative inventory adjustments in a particular period;

•	Emergence of new industry standards;

•	Competitive pricing pressures;

•	Failure to receive anticipated orders in time to permit shipment during the quarter;

•	Timing and cancellation of customer orders and shipments, including deferring orders of our existing products due to new product announcements by us and/or our competitors;

•	Building our systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	The effect of revenue recognized upon acceptance with little or no associated costs;

•	Bankruptcy of certain key customers;

•	Foreign currency exchange rate fluctuations;

•	Fluctuation in warranty costs;

•	Variability in manufacturing yields;

•	The financial condition of our customers has impacted and may continue to impact their ability to purchase our products; and

•	Ability to fund capital requirements.

We have incurred and may in the future incur impairments to goodwill or long-lived assets.

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We recorded an impairment charge in the fourth quarter of 2008 to reduce the carrying value of goodwill within our IAG. Our fourth quarter impairment assessment indicated that the Semiconductor Group’s anticipated cash flows would marginally cover the carrying value of the reporting unit, resulting in no impairment charges for this segment. Indicators of goodwill impairment were present at the end of the first quarter of 2009. However, after completing an interim impairment test, we determined that the estimated fair value of each reporting unit exceeded its carrying value and no additional impairments were required at this time.

Continued negative industry or economic trends, including the lack of recovery in the market price of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in the Semiconductor Group or IAG could lead to additional impairment charges of our long-lived assets, including goodwill and other intangible assets. If, in any period, our stock price decreases to the point where the fair value of the Company, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

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

Our core business and expertise have historically been in the development, manufacture, sale and support of deposition technologies, wafer surface preparation and chemical mechanical planarization technologies. We lack experience in the high-precision machine manufacturing equipment market serviced by our IAG, compared with our knowledge of the semiconductor equipment industry, and cannot give any assurance that we can maintain or improve the quality of products, level of sales and gross margins, or relations with key employees and significant customers or suppliers that are necessary to compete in this market.

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

Repurchase of Company Securities

On February 24, 2004 we announced that our Board of Directors approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 13, 2007. On September 20, 2004 we announced that our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 14, 2009. On October 26, 2007 we announced that our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through October 26, 2011. During the three months ended March 28, 2009, we did not repurchase any of our outstanding common stock and we had $826.7 million available for stock repurchases under these authorizations as of March 28, 2009.

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. We withheld 8,036 shares through net share settlements for the three months ended March 28, 2009. These withheld shares are not included within common stock repurchases under our authorized plan.

ITEM 6:	EXHIBITS

(a) Exhibits

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 5, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated May 5, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 5, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated May 5, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ Jeffrey C. Benzing
Jeffrey C. Benzing
Executive Vice President and Chief Administrative Officer
(Principal Financial Officer)
May 5, 2009

EXHIBIT INDEX

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 5, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated May 5, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 5, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated May 5, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.