Form 10-Q
period 2009-06-27
NOVELLUS SYSTEMS INC
filed 2009-07-31
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

As of July 27, 2009, there were 97,586,405 shares of the Registrant’s common stock, no par value, issued and outstanding.

NOVELLUS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED June 27, 2009

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands, except per share amounts)
Net sales	$119,208	$257,740	$218,121	$572,453
Cost of sales	88,202	146,777	161,377	316,550

Gross profit	31,006	110,963	56,744	255,903

Selling, general and administrative	46,128	61,488	88,917	121,817
Research and development	39,341	59,815	75,356	117,155
Restructuring charges	2,921	1,042	3,234	1,042

Total operating expenses	88,390	122,345	167,507	240,014

Operating income (loss)	(57,384)	(11,382)	(110,763)	15,889

Interest income, net	2,307	2,277	4,366	5,079
Other income (expense), net	599	2,639	(164)	946

Interest and other income, net	2,906	4,916	4,202	6,025

Income (loss) before income taxes	(54,478)	(6,466)	(106,561)	21,914

Provision for (benefit from) income taxes	(4,470)	(4,081)	9,839	8,770

Net income (loss)	$(50,008)	$(2,385)	$(116,400)	$13,144

Net income (loss) per share:
Basic	$(0.52)	$(0.02)	$(1.21)	$0.13

Diluted	$(0.52)	$(0.02)	$(1.21)	$0.13

Shares used in basic per share calculations	96,472	98,202	96,336	99,429

Shares used in diluted per share calculations	96,472	98,202	96,336	100,131

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$190,698	$184,332
Short-term investments	285,600	286,556
Accounts receivable, net	96,314	144,330
Inventories	163,718	213,305
Deferred tax assets, net	38,223	44,051
Restricted cash and cash equivalents	—	116,819
Prepaid and other current assets	32,187	53,209

Total current assets	806,740	1,042,602
Property and equipment, net of accumulated depreciation of $601,367 in 2009 and $582,157 in 2008	256,576	271,866
Non-current restricted cash and cash equivalents	137,792	2,883
Long-term investments	85,615	91,873
Goodwill	125,980	126,073
Intangible and other assets	88,713	102,230

Total assets	$1,501,416	$1,637,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,530	$50,832
Accrued payroll and related expenses	27,845	35,907
Accrued warranty	15,805	25,732
Other accrued liabilities	36,707	47,533
Income taxes payable	14,314	17,527
Deferred profit	13,267	14,784
Current debt obligations	1,859	112,907

Total current liabilities	154,327	305,222
Long-term debt obligations	111,221	—
Long-term income taxes payable	30,145	29,778
Other non-current liabilities	48,050	55,745

Total liabilities	343,743	390,745

Commitments and contingencies
Shareholders’ equity:
Common stock	1,179,877	1,158,637
Retained earnings (accumulated deficit)	(13,557)	99,981
Accumulated other comprehensive loss	(8,647)	(11,836)

Total shareholders’ equity	1,157,673	1,246,782

Total liabilities and shareholders’ equity	$1,501,416	$1,637,527

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(116,400)	$13,144
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of property and equipment, net	64	2,138
Depreciation and amortization	23,954	32,923
Deferred income taxes	11,219	10,010
Stock-based compensation	16,180	16,897
Excess tax benefit from stock-based compensation	—	(56)
Other-than-temporary impairment of investments	—	737
Other non-cash adjustments, net	2,820	1,259
Changes in operating assets and liabilities:
Accounts receivable, net	47,490	131,287
Inventories	49,418	4,913
Prepaid and other assets	20,670	(5,399)
Accounts payable	(5,955)	(23,624)
Accrued payroll and related expenses	(4,479)	(24,666)
Accrued warranty	(12,136)	(13,795)
Income taxes payable	(2,794)	(2,480)
Deferred profit	(1,136)	(11,613)
Other liabilities	(10,460)	(6,501)

Net cash provided by operating activities	18,455	125,174

Cash flows from investing activities:
Proceeds from sales of investments	142,234	285,950
Proceeds from maturities of investments	9,436	69,410
Purchases of investments	(141,637)	(290,323)
Capital expenditures	(7,396)	(10,936)
Increase in restricted cash and cash equivalents	(18,090)	(8,816)
Purchase of intangible assets	(2,000)	—
Proceeds from the sale of property and equipment	1,267	—

Net cash provided by (used in) investing activities	(16,186)	45,285

Cash flows from financing activities:
Proceeds from employee stock compensation plans	4,328	5,699
Proceeds from debt obligations	110,632	—
Repayment of debt obligations	(110,608)	—
Proceeds from (repayments of) lines of credit, net	709	(36)
Repurchases of common stock	(1,899)	(160,153)
Excess tax benefit from stock-based compensation	—	56

Net cash provided by (used in) financing activities	3,162	(154,434)

Effects of exchange rate changes on cash and cash equivalents	935	677

Net increase in cash and cash equivalents	6,366	16,702
Cash and cash equivalents at the beginning of the period	184,332	175,071

Cash and cash equivalents at the end of the period	$190,698	$191,773

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q with Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 27, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have evaluated subsequent events through July 31, 2009, the issuance date of our financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. As permitted under FASB Staff Position (FSP) of Financial Accounting Standards (FAS) 157-2 (FSP 157-2), we elected a one-year delay in applying SFAS 157 to certain fair value measurements of non-financial instruments, except for those measured at fair value on at least an annual basis. We fully adopted SFAS 157 on January 1, 2009. See Note 4 for information about fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” as amended by FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (SFAS 141R). Under SFAS 141R, an entity is generally required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period, a contingency is recognized as of the acquisition date based on the estimated amount if it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. We adopted SFAS 141R on January 1, 2009. We did not complete any business combinations during the six months ended June 27, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 on January 1, 2009. The adoption did not have an impact on our Condensed Consolidated Financial Statements as all of our subsidiaries are wholly owned.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009. See Note 5 for the disclosures required by SFAS 161.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. We adopted FSP 142-3 on January 1, 2009. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132R-1). This FSP requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and the significant concentrations of risk within plan assets. FSP 132R-1 does not change the accounting treatment for postretirement benefit plans. FSP 132R-1 is effective for fiscal years ending after December 15, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). This FSP requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, this FSP requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in those methods and significant assumptions from prior periods. FSP 107-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. We adopted FSP 107-1 on March 29, 2009. See Note 4 for the disclosures required by FSP 107-1.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2, for impaired debt securities, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2 changes the presentation of other-than-temporary impairments in the income statement for those impairments attributed to credit losses. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 115-2 on March 29, 2009. As a result, we recorded an adjustment of $3.5 million to increase beginning retained earnings and accumulated other comprehensive loss. See Note 3 for the disclosures required by FSP 115-2.

In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Additionally, FSP 157-4 requires disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques in interim and annual periods. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 157-4 on March 29, 2009. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 165 for our second quarter ended June 27, 2009. The adoption did not have a significant impact on our Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140” (SFAS 166), which revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require enhanced disclosures about transfers of financial assets and exposure to the risk related to transferred financial assets. The statement eliminates the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. SFAS 166 is effective for fiscal years ending after November 15, 2009. We are currently evaluating the potential impact of SFAS 166 on our Condensed Consolidated Financial Statements.

Note 2. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards.

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common and potential common shares outstanding during the period. Potential common shares represent the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued, which consist primarily of stock options and restricted stock awards.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(50,008)	$(2,385)	$(116,400)	$13,144

Denominator:
Basic weighted-average shares outstanding	96,472	98,202	96,336	99,429
Dilutive common equivalent shares	—	—	—	702

Diluted weighted-average shares outstanding	96,472	98,202	96,336	100,131

Net income (loss) per share – Basic	$(0.52)	$(0.02)	$(1.21)	$0.13
Net income (loss) per share – Diluted	$(0.52)	$(0.02)	$(1.21)	$0.13

For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are anti-dilutive under the treasury stock method or restricted shares subject to performance conditions that have not been met. Accordingly, potential common shares of 22.3 million for the six months ended June 28, 2008 were excluded from the computation.

Potential common shares have not been included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. As such, the denominator used in computing both basic and diluted net loss per share for the three and six months ended June 27, 2009 and for the three months ended June 28, 2008 are the same. The number of potential common shares that could dilute basic net income per share was 22.0 million and 22.4 million for the three and six months ended June 27, 2009, respectively, and 21.9 million for the three months ended June 28, 2008.

Note 3. Investments

All of our investments are classified as available-for-sale. The cost and estimated fair value of our investments are as follows:

	June 27, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Tax-exempt securities, short-term	$266,048	$4,056	$(73)	$270,031
Tax-exempt securities, long-term	98,110	—	(12,495)	85,615

Total	$364,158	$4,056	$(12,568)	$355,646

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Tax-exempt securities, short-term	$269,520	$2,734	$(432)	$271,822
Tax-exempt securities, long-term	104,834	—	(12,961)	91,873

Total	$374,354	$2,734	$(13,393)	$363,695

Also included in our short-term investments balance as of June 27, 2009 and December 31, 2008 were other investments of $12.5 million and $10.6 million, respectively, and interest receivable of $3.1 million and $4.1 million, respectively, that are excluded from the tables above.

The maturities of our investments are as follows:

	June 27, 2009	December 31, 2008
	(In thousands)
Due in less than one year	$78,249	$47,599
Due in 1 to 3 years	174,982	203,303
Due in 3 to 5 years	1,608	—
Due in 5 to 10 years	4,286	11,210
Due in greater than 10 years	96,521	101,583

Total	$355,646	$363,695

Securities with contractual maturities greater than five years consist of auction-rate securities and variable-rate demand notes. We classify auction-rate securities in long-term investments on our Condensed Consolidated Balance Sheets as they are not readily available to us due to failed auctions in the marketplace. We classify variable-rate demand notes in short-term investments on our Condensed Consolidated Balance Sheets as they are payable on demand.

The breakdown of investments with unrealized losses as of June 27, 2009 is as follows:

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Tax-exempt securities, short-term	$16,091	$(73)	$—	$—	$16,091	$(73)
Tax-exempt securities, long-term	—	—	85,615	(12,495)	85,615	(12,495)

Total	$16,091	$(73)	$85,615	$(12,495)	$101,706	$(12,568)

The gross unrealized losses related to short-term investments are primarily due to fluctuations in interest rates and quoted market prices. We view these unrealized losses as temporary in nature. The gross unrealized losses related to long-term investments are primarily due to our assumptions about the anticipated term and yield of these investments given the lack of an active market. We review our investment portfolio for possible impairment on a quarterly basis. Impairment is based on an analysis of factors that may have adverse affects on the fair value of the investment. Factors considered in determining whether a loss is temporary include our intent to sell the security, our ability to hold the security to recovery and our assessment of the credit quality of the security, including whether we expect to recover the amortized cost basis of the security.

For the three months ended June 27, 2009 and June 28, 2008, we sold investments for proceeds of $91.5 million and $14.9 million, respectively.

See additional disclosures regarding the fair value of our investments in Note 4.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4. Fair Value of Financial Instruments

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

Our financial instruments consist primarily of money market funds, municipal bonds, variable-rate demand notes and auction-rate securities. Three levels of inputs are used to measure the fair value of our investments:

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

We classify our municipal bonds and variable-rate demand notes as Level 2 instruments due to our use of observable market prices in less active markets or, when observable market prices were not available, our use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured at fair value on a recurring basis, excluding accrued interest components, consist of the following types of instruments:

	Fair Value Measurements at June 27, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Money market funds	$279,847	$—	$—	$279,847
Municipal bonds	—	262,847	—	262,847
Variable-rate demand notes	—	16,800	—	16,800
Auction-rate securities	—	—	85,615	85,615
Derivative assets (1)	—	320	—	320

Total assets	$279,847	$279,967	$85,615	$645,429

Liabilities
Derivative liabilities (1)	$—	$188	$—	$188

(1)	See Note 5.

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

Financial instruments measured and recorded at fair value on a recurring basis, excluding accrued interest components, were presented on our Condensed Consolidated Balance Sheets as follows:

	Fair Value Measurements at June 27, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents	$145,202	$9,616	$—	$154,818
Short-term investments	—	270,031	—	270,031
Prepaid and other current assets (1)	—	320	—	320
Non-current restricted cash and cash equivalents	134,645	—	—	134,645
Long-term investments	—	—	85,615	85,615

Total assets	$279,847	$279,967	$85,615	$645,429

Liabilities
Other accrued liabilities (1)	$—	$188	$—	$188

(1)	See Note 5.

	Fair Value Measurements at December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents	$137,504	$6,458	$—	$143,962
Short-term investments	—	271,821	—	271,821
Restricted cash and cash equivalents, current	116,819	—	—	116,819
Prepaid and other current assets	—	2,204	—	2,204
Long-term investments	—	—	91,873	91,873

Total assets	$254,323	$280,483	$91,873	$626,679

Liabilities
Other accrued liabilities	$—	$4,049	$—	$4,049

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents a reconciliation of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. All Level 3 financial instruments are auction-rate securities.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Balance, beginning of period	$88,584	$117,634	$91,873	$—
Transfers in	—	—	—	123,420
Realized and unrealized gains (losses), net
Included in net income (loss)	—	—	—	—
Included in other comprehensive income (loss)	4,906	(1,359)	3,957	(7,145)
Settlements	(7,875)	(4,220)	(10,215)	(4,220)

Balance, end of period	$85,615	$112,055	$85,615	$112,055

Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal funds. Our auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently, there are no active secondary markets. As of June 27, 2009 we have recorded a cumulative temporary unrealized impairment loss of $12.5 million within other comprehensive income (loss) (OCI) based upon our assessment of the fair value of these securities. We believe that this impairment is temporary as we do not intend to sell these securities, we will not be required to sell these securities before recovery and we expect to recover the amortized cost basis of these securities.

Fair Value of Other Financial Instruments

The carrying and estimated fair values of our other financial instruments are as follows:

	June 27, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Assets
Cash and cash equivalents	$35,880	$35,880	$40,370	$40,370
Accrued interest receivable	3,115	3,115	4,139	4,139
Other investments	12,454	12,454	10,596	10,596
Non-current restricted cash and cash equivalents	3,147	3,147	2,883	2,883

Total assets	$54,596	$54,596	$57,988	$57,988

Liabilities
Current debt obligations	$1,859	$1,859	$112,907	$112,254
Long-term debt obligations	111,221	111,221	—	—

Total liabilities	$113,080	$113,080	$112,907	$112,254

Cash and cash equivalents, accrued interest receivable and non-current restricted cash and cash equivalents are recorded at their carrying value. The carrying value approximates fair value because of the short maturity of those instruments. Other investments are recorded at their carrying value as these investments have a determinable cash surrender value, which is the best available evidence of

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

fair value. Accrued interest receivable and other investments are classified within short-term investments on our Condensed Consolidated Balance Sheets. Our debt obligations are not publicly traded and are primarily denominated in Euros. As we refinanced this obligation in June 2009, the estimated fair value of the liability equals the carrying value. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.

See additional disclosures regarding our investments in Note 3.

Note 5. Derivative Financial Instruments

We manage our foreign currency exchange rate risk through foreign currency forward exchange contracts to hedge against the short-term impact of currency fluctuations. We enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the impact of currency exchange fluctuations on (a) probable system sales denominated in Japanese yen, (b) our net investment in certain foreign subsidiaries and (c) other monetary asset and liability balances denominated in foreign currencies. All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. We report cash flows from derivative instruments in cash flows from operating activities. We used the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

As of June 27, 2009, the notional amounts of outstanding hedge contracts were as follows:

	Buy Contracts	Sell Contracts
	(In thousands)
Japanese Yen	$23,484	$35,025
Euro	16,750	12,016
British Pound Sterling	4,672	4,674
Malaysian Ringgit	3,721	3,720
Chinese Renminbi	3,071	3,070
Israeli Shekel	1,915	1,904
Indian Rupee	1,684	1,683
Korean Won	1,224	1,223
Taiwan Dollar	838	837
Swiss Franc	—	1,388

Total	$57,359	$65,540

Cash Flow Hedges. We designate and document our foreign currency forward exchange contracts as cash flow hedges on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate the effectiveness of each hedge at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in other comprehensive income (loss) (OCI) until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in net sales as designated at the inception of the forward contract. In the event it becomes probable that an anticipated hedged transaction will not occur within the specified time period, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated other comprehensive income (loss) to net sales in the Condensed Consolidated Statement of Operations. No such events occurred for the three and six months ended June 27, 2009. During the three and six months ended June 28, 2008, we reclassified $0.7 million from accumulated OCI into net sales as a result of the discontinuance of anticipated hedged transactions.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows:

June 27, 2009
(In thousands)
Prepaid and other current assets:
Derivative assets not designated as hedging instruments:
Other foreign currency hedges	$320

Total derivative assets (1)	$320

Other accrued liabilities:
Derivative liabilities designated as hedging instruments:
Cash flow hedges	$27
Net investment hedges	12
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges	149

Total derivative liabilities (1)	$188

(1) See Note 4.

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by (a) cash flow hedges, (b) net investment hedges and (c) other foreign currency hedges on OCI and the Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2009.

(a)	Cash Flow Hedges:

	Three Months Ended	Six Months Ended
	June 27, 2009	June 27, 2009
	(In thousands)
Accumulated loss in OCI, beginning of period	$(679)	$(1,137)
Losses recorded in OCI (effective portion), net	(28)	(21)
Gains reclassified from OCI to net sales (effective portion), net	6	457

Accumulated loss in OCI, end of period	$(701)	$(701)

Gains (losses) recorded in net sales related to the ineffective portion, net	$(1)	$6
Gains recorded in net sales related to the excluded time value portion, net	$1	$9

We anticipate reclassifying the accumulated loss recorded as of June 27, 2009 from OCI to net sales within 12 months.

(b)	Net Investment Hedges:

	Three Months Ended	Six Months Ended
	June 27, 2009	June 27, 2009
	(In thousands)
Gains (losses) recorded in OCI (effective portion), net	$(1,446)	$1,450
Gains recorded in other income related to the excluded time value portion, net	$19	$80

(c)	Other Foreign Currency Hedges:

	Three Months Ended	Six Months Ended
	June 27, 2009	June 27, 2009
	(In thousands)
Gains recognized in other income, net	$952	$17

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Inventories

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market and consisted of the following:

	June 27, 2009	December 31, 2008
	(In thousands)
Purchased and spare parts	$106,987	$139,635
Work-in-process	27,531	31,101
Finished goods	29,200	42,569

Total inventories	$163,718	$213,305

Finished goods inventories include $5.4 million and $13.7 million as of June 27, 2009 and December 31, 2008, respectively, of evaluation systems at customer locations.

Note 7. Goodwill and Intangible Assets

Goodwill

A summary of changes in goodwill for the six months ended June 27, 2009 is as follows:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Balance, beginning of period	$108,431	$17,642	$126,073
Foreign currency translation	—	(93)	(93)

Balance, end of period	$108,431	$17,549	$125,980

We evaluate recorded goodwill for impairment on at least an annual basis, or more frequently if indicators of impairment exist. Our annual impairment test in the fourth quarter of 2008 resulted in a non-cash impairment charge within our Industrial Applications Group. In the fourth quarter of 2008 the fair value of our Semiconductor Group marginally exceeded book value, which indicated that no impairment was present for this reporting unit. As of March 28, 2009 our expectations of future operating results declined from those used to perform our 2008 annual impairment test. This fact, in conjunction with the results of the fourth quarter 2008 annual impairment test, led us to determine that an indicator of potential impairment existed and that an interim impairment test was required. After completing the interim impairment test, we determined that the estimated fair value of each reporting unit exceeded its carrying value. As a result, no additional impairment charges were recorded. No indicators of impairment were present during the second quarter of 2009. Future impairment charges may be required if our operating results do not meet current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units.

Intangible Assets

The following tables provide details of our acquired intangible assets:

	June 27, 2009				December 31, 2008
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)		(Years)		(In thousands)
Patents and other intangible assets	11	$18,654	$(3,910)	$14,744	12	$16,656	$(3,110)	$13,546
Developed technology	6	30,772	(27,710)	3,062	6	30,829	(26,619)	4,210
Trademark	10	7,495	(3,572)	3,923	10	7,532	(3,214)	4,318

Total intangible assets	9	$56,921	$(35,192)	$21,729	9	$55,017	$(32,943)	$22,074

Our estimated amortization expense for intangible assets is approximately $2.4 million for the two remaining quarters of 2009, and $3.7 million, $2.6 million, $2.6 million, $2.6 million and $2.3 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively. As of June 27, 2009, we had no recorded identifiable intangible assets with indefinite lives.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Product Warranty

Changes in the accrued warranty liability were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Balance, beginning of period	$22,114	$49,531	$30,438	$54,857
Warranties issued	5,016	16,616	12,619	31,860
Settlements	(7,404)	(24,068)	(21,139)	(43,238)
Net changes in liability for pre-existing warranties, including expirations	(1,450)	(718)	(3,642)	(2,118)

Balance, end of period	18,276	41,361	18,276	41,361
Less: Long-term portion	(2,471)	(7,135)	(2,471)	(7,135)

Accrued warranty, current	$15,805	$34,226	$15,805	$34,226

Note 9. Restructuring Charges

As of June 27, 2009, substantially all actions under our restructuring plans were completed, except for payments of future rent obligations. The remaining excess facility costs are stated at estimated net present value, net of estimated sublease income. We expect to pay remaining obligations in connection with vacated facilities no later than the expiration dates of the lease terms, which expire on various dates through 2017. For the three and six months ended June 27, 2009, adjustments to previously recorded restructuring costs were made due to changes in estimated sublease income over the remaining lease term. These adjustments are included within restructuring charges on our Condensed Consolidated Statements of Operations. All restructuring activity relates to the Semiconductor Group.

The following table summarizes our restructuring activity:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Balance, beginning of period	$17,399	$16,502	$18,178	$17,654
Adjustment of prior restructuring costs	2,921	1,042	3,234	1,042
Cash payments	(812)	(721)	(1,904)	(1,873)

Balance, end of period	$19,508	$16,823	$19,508	$16,823

Note 10. Debt Obligations

As of June 27, 2009, we had current debt obligations outstanding of $1.9 million at a weighted-average interest rate of 5.0%.

On June 17, 2009, we entered into a Credit Agreement (the “Agreement”) with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 75 basis points, the outstanding balance of which is due and payable on or before June 22, 2012. Upon execution of the agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank, which was due and payable on June 25, 2009. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in June of 2004 and for general corporate purposes. As of June 27, 2009, we had amounts outstanding of $111.2 million at an effective interest rate of 1.8%, secured by deposits in money market funds at 115 percent of the outstanding balance. This amount is included within non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The Agreement contains a financial covenant with which we were in compliance as of June 27, 2009.

We terminated our $150.0 million senior unsecured revolving credit facility on April 21, 2009 and did not incur any penalties related to the termination. We had no amounts available or outstanding under this facility as of the termination date.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Other Income (Expense), Net

The components of other income (expense), net are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Gain (loss) on other investments	$1,228	$516	$717	$(159)
Foreign currency gain (loss), net	(583)	986	(1,080)	(1,400)
Other-than-temporary impairment of investment	—	—	—	(737)
Other	(46)	1,137	199	3,242

Other income (expense), net	$599	$2,639	$(164)	$946

Note 12. Shareholder’s Equity

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Net income (loss)	$(50,008)	$(2,385)	$(116,400)	$13,144
Cumulative effect of adopting FSP 115-2	(3,491)	—	(3,491)	—
Other comprehensive income (loss):
Foreign currency translation adjustments	829	(2,498)	518	3,132
Unrealized gain (loss) on investments – temporary	4,831	(2,107)	5,639	(7,561)
Change in cash flow hedges	(22)	2,602	436	2,919
Unrealized gain (loss) on minimum pension liability adjustment	—	9	87	(22)

Comprehensive income (loss)	$(47,861)	$(4,379)	$(113,211)	$11,612

The components of accumulated other comprehensive loss, net of tax, are as follows:

			June 27, 2009	December 31, 2008
			(In thousands)
Foreign currency translation adjustments			$1,523	$1,005
Unrealized gain (loss) on investments – temporary			(8,512)	(10,660)
Unrealized loss on cash flow hedges			(701)	(1,137)
Unrealized loss on pension liability			(957)	(1,044)

Accumulated other comprehensive loss			$(8,647)	$(11,836)

Common Stock Repurchases

The Board of Directors authorized the repurchase of outstanding common stock, including approvals of $1.0 billion on September 14, 2004 and another $1.0 billion on October 26, 2007. As of June 27, 2009, we had $826.7 million available for stock repurchases under these authorizations. For the six months ended June 28, 2008, 6.3 million shares were repurchased under this plan for $145.0 million at a weighted average purchase price of $23.11. No shares were repurchased under this plan during the six months ended June 27, 2009.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld to pay the minimum statutory withholding for income taxes on behalf of the grantee. Although shares withheld are not issued, they are treated as common stock repurchases because they reduce the number of shares that would otherwise have been issued upon vesting. During the three and six months ended June 27, 2009, we withheld $1.8 million and $1.9 million, respectively, and during the three and six months ended June 28, 2008, we withheld $0.1 million and $0.2 million, respectively, in shares to satisfy the minimum statutory withholding requirement related to the grantees’ tax obligations.

Note 13. Litigation

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

Note 14. Income Taxes

Our benefit from income taxes for the three months ended June 27, 2009 and June 28, 2008 was $4.5 million and $4.1 million, respectively. The change in the benefit for income taxes from the three months ended June 28, 2008 is primarily a result of the increase in our current period pre-tax loss compared to the prior period, along with the changes in geographical mix of those losses. For the six months ended June 27, 2009 and June 28, 2008, we recorded provisions of $9.8 million and $8.8 million, respectively. The increase in the provision for income taxes from the six months ended June 28, 2008 is primarily due to a charge of $19.4 million further discussed below. The impact of this charge is offset by changes in our current year-to-date pre-tax loss compared to 2008 pre-tax income, along with the geographical mix of those losses in the current year.

On February 20, 2009, the California Budget Act of 2008 was signed into law which revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore less likely to be realized. As a result, we recorded a $19.4 million charge in the first quarter of 2009 to reduce our previously recognized California deferred tax assets.

Because our projected tax rate is unusually volatile, the provision for income taxes in our Condensed Consolidated Statements of Operations reflects our actual effective tax rate for the three and six months ended June 27, 2009. We believe our year-to-date tax provision for income taxes is the most reliable estimate of our annual effective tax rate. The effective income tax rate for the current fiscal year will likely be different from the tax rate in effect for the three and six months ended June 27, 2009 and could be considerably higher or lower, depending largely on our operating results before taxes and the geographic mix of income (loss) for the year.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15. Stock-Based Compensation

The following table summarizes the stock-based compensation expense related to stock options, restricted stock and our employee stock purchase plan (ESPP) included in our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
	(1)	(2)	(1)	(2)
Cost of sales	$647	$799	$1,507	$1,417
Selling, general and administrative	5,701	5,253	10,206	10,508
Research and development	2,155	2,422	4,467	4,972

Total stock-based compensation expense	$8,503	$8,474	$16,180	$16,897

(1)	Amounts include amortization expense related to stock options of $3.7 million and $7.2 million, ESPP of $0.2 million and $0.9 million, and restricted stock awards of $4.6 million and $8.1 million for the three and six months ended June 27, 2009, respectively. The related income tax benefit recognized in the Condensed Consolidated Statements of Operations was $2.2 million and $3.9 million for the three and six months ended June 27, 2009, respectively.

(2)	Amounts include amortization expense related to stock options of $4.4 million and $8.8 million, ESPP of $0.6 million and $1.4 million, and restricted stock awards of $3.5 million and $6.7 million for the three and six months ended June 28, 2008, respectively. The related income tax benefit recognized in the Condensed Consolidated Statements of Operations was $2.2 million and $4.4 million for the three and six months ended June 28, 2008, respectively.

Stock Options

The exercise price of each stock option equals the market price of our common stock on the date of grant. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. The fair values of stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Risk-free interest rate	1.9%	2.9%	1.7%	2.7%
Volatility	56%	51%	57%	51%
Expected term	4.0 years	4.3 years	4.0 years	4.3 years
Dividends	None	None	None	None

Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the option.

A summary of stock option activity for the six months ended June 27, 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding, beginning of period	20,927	$30.35
Grants	64	15.95
Exercises	(30)	17.94
Forfeitures or expirations	(1,297)	32.01

Outstanding, end of period	19,664	$30.21	4.75	$7,180

Vested and expected to vest, end of period	19,025	$30.59	4.62	$5,766
Exercisable, end of period	15,461	$32.64	3.74	$9

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1.9 million shares that had exercise prices lower than the market price of our common stock as of June 27, 2009. The aggregate intrinsic value of options exercised, determined as of the date of exercise, was $0.1 million for each of the three and six months ended June 27, 2009 and $0.5 million and $0.6 million for the three and six months ended June 28, 2008, respectively. The total cash received from employees as a result of stock option exercises was $0.5 million for each of the three and six months ended June 27, 2009 and $0.6 million and $0.9 million for the three and six months ended June 28, 2008, respectively. The weighted-average grant date fair value of options granted was $7.58 and $7.21 for the three and six months ended June 27, 2009, respectively, and $10.03 and $10.06 for the three and six months ended June 28, 2008, respectively. In connection with the disqualifying dispositions of incentive stock options and exercises of nonqualified stock options, we realized tax benefits of $0.1 million for each of the three and six months ended June 27, 2009 and tax benefits of $0.1 million for each of the three and six months ended June 28, 2008. We settle employee stock option exercises with newly issued common shares.

As of June 27, 2009 there was $26.1 million of unrecognized compensation cost related to unvested stock options, of which $7.8 million is expected to be recognized in the two remaining quarters of 2009, and $11.5 million, $4.9 million, and $1.9 million is expected to be recognized in 2010, 2011 and 2012, respectively.

Restricted Stock Awards

Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Restricted stock awards generally vest over three, four, or five-year periods, excluding certain awards that vest upon the achievement of specific performance targets. A summary of restricted stock award activity for the six months ended June 27, 2009 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards, beginning of period	3,399	$22.69
Granted	137	15.64
Vested	(330)	29.70
Forfeited	(174)	23.13

Unvested restricted stock awards, end of period	3,032	$21.58

The unvested restricted stock awards at June 27, 2009 include 2.2 million restricted stock units.

The total fair value of restricted stock awards that vested was $5.6 million and $5.9 million for the three and six months ended June 27, 2009, respectively, and $1.1 million and $1.6 million for the three and six months ended June 28, 2008, respectively. In connection with the vesting of these awards, we realized tax benefits of $1.7 million and $1.8 million for the three and six months ended June 27, 2009, respectively, and $0.4 million and $0.6 million for the three and six months ended June 28, 2008, respectively. As of June 27, 2009, there were a total of 0.9 million shares of restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not met.

As of June 27, 2009 there was $25.0 million of unrecognized compensation cost related to restricted stock awards, of which $6.4 million is expected to be recognized in the two remaining quarters of 2009, and $8.8 million, $7.2 million, $2.5 million and $0.1 million, is expected to be recognized in 2010, 2011, 2012, and 2013, respectively.

Employee Stock Purchase Plan

Our ESPP allows qualified employees to purchase shares of common stock at 85 percent of the fair market value on specified dates. There were 0.3 million ESPP shares issued during each of the three months ended June 27, 2009 and June 28, 2008. The fair values of ESPP were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Risk-free interest rate	1.1%	2.6%	1.1%	3.3%
Volatility	49%	39%	49%	39%
Expected term	6 months	6 months	6 months	6 months
Dividends	None	None	None	None

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average grant date fair value of shares issued was $4.53 for each of the three and six months ended June 27, 2009 and $6.56 and $6.92 for the three and six months ended June 28, 2008, respectively. In connection with our ESPP, we realized tax benefits attributed to disqualifying dispositions of $0.2 million for each of the three and six months ended June 27, 2009 and $0.1 million for each of the three and six months ended June 28, 2008. Our ESPP was suspended indefinitely effective May 1, 2009, the end of our most recent offering period, by action of our Board of Directors. Further action by the Board of Directors will be required to reinstate our ESPP.

Note 16. Operating Segments

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

Segment information for the periods presented is as follows:

	Three Months Ended June 27, 2009			Six Months Ended June 27, 2009
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Sales to unaffiliated customers	$103,987	$15,221	$119,208	$180,565	$37,556	$218,121
Operating loss	$(47,221)	$(10,163)	$(57,384)	$(95,712)	$(15,051)	$(110,763)

	Three Months Ended June 28, 2008			Six Months Ended June 28, 2008
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Sales to unaffiliated customers	$208,272	$49,468	$257,740	$478,622	$93,831	$572,453
Operating income (loss)	$(20,814)	$9,432	$(11,382)	$1,023	$14,866	$15,889

	June 27, 2009			December 31, 2008
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Total assets	$1,391,901	$109,515	$1,501,416	$1,506,782	$130,745	$1,637,527

Note 17. Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expenses of $0.2 million and $0.4 million for the three and six months ended June 27, 2009, respectively, and $0.3 million and $0.5 million for the three and six months ended June 28, 2008, respectively.

Novellus employs, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amount recognized for these immediate family members was $0.2 million and $0.3 million for the three and six months ended June 27, 2009, respectively, and $0.1 million and $0.2 million for the three and six months ended June 28, 2008, respectively.

We have outstanding loans to non-executive vice presidents and other key personnel. As of June 27, 2009 and December 31, 2008, the total outstanding balance of such loans was $0.7 million and $0.9 million, respectively. As of June 27, 2009, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to these types of loans has not historically been significant.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation: our belief that the impairment related to auction-rate securities is temporary; our intent to not sell our auction-rate securities; our belief that we will not be required to sell our auction-rate securities before recovery; our expectation to recover the amortized cost basis of our auction-rate securities; our belief that we will ultimately be able to liquidate our investments in auction-rate securities without significant loss through successful auctions, redemptions of securities by the issuers or upon maturity; our anticipation to reclassify the accumulated loss recorded as of June 27, 2009 for cash flow hedges from OCI to net sales within twelve months; our expectation that the adoption of certain accounting pronouncements will not have a significant impact on our Condensed Consolidated Financial Statements; our estimated amortization expense for currently recognized identifiable intangible assets in the for the two remaining quarters of 2009 and for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively; our expectation that the remaining obligations in connection with vacated facilities will be satisfied no later than the expiration dates of the lease terms, which expire on various dates through 2017; our expectation that the ultimate disposition of the Linear litigation will not have a material adverse effect on our business, financial condition or operating results; our expectation that in years 2011 and beyond our income subject to tax in California will be lower and that our deferred tax assets are less likely to be realized due to the recent California tax law change; our plan to continue to assess our tax valuation allowance on our California deferred tax assets in future periods; that of the $26.1 million of unrecognized compensation cost related to unvested stock options, $7.8 million is expected to be recognized in the two remaining quarters of 2009, and $11.5 million, $4.9 million and $1.9 million is expected to be recognized in 2010, 2011 and 2012, respectively; our expectation that of the $25.0 million of unrecognized compensation cost related to restricted stock awards, $6.4 million is expected to be recognized in the two remaining quarters of 2009 and $8.8 million, $ 7.2 million, $2.5 million and $0.1 million will be recognized in 2010, 2011, 2012 and 2013, respectively; our belief that significant investment in research and development is required to remain competitive; our plan to continue to invest in new products and enhance our current product lines; our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology; our efforts to continue to work closely with our customers and make substantial investments in research and development in order to deliver innovative products which enhance productivity for our customers to utilize the latest technology; our belief that our continued investment in research and development has positioned us for future growth; our expectation that chip unit growth will resume in 2010 and beyond, and with it, spending on semiconductor equipment; our anticipation that revenues in the near term will most likely be generated from technology upgrades rather than new capacity additions; our expectation that we will incur additional costs related to consolidating our manufacturing operations in our Tualatin, Oregon facility; our expectation that net orders will fluctuate due to the cyclicality of the semiconductor industry; our continued focus on operational execution and paring down our cost structure to improve operating results; our plan to continue managing both our variable and fixed cost structure with the objective of minimizing our net cash outflow during fiscal 2009; our belief that our current cash position and available borrowing capacity will be sufficient to meet our needs through the next twelve months; our belief that the ultimate outcome of actions that have arisen in the normal course of business will not have a material adverse effect on our business, financial condition or results of operations; our expectation that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future; our expectation that we will continue to experience significant fluctuations in our quarterly operating results; our intention to use the proceeds from certain credit agreements for working capital and other general corporate purposes, including the repurchase of shares; and our intention to repurchase shares from time to time in the open market, through block purchases or otherwise.

Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to: unanticipated trends with respect to the cyclicality of the semiconductor industry; our inability to reclassify the accumulated loss for our cash flow hedges from OCI to net sales within twelve months; inaccuracies regarding growth potential in the Asia region over the long term; a sustained decrease in or leveling off of customer demand; our inability to make adequate inventory valuation adjustments in a timely manner; our inability to manage inventory levels; unexpected changes in the tax regulatory environment; changes in accounting and tax standards or practices; our inability to achieve a tax benefit due to unexpected changes in domestic tax regulations; our inability to predict the ultimate outcome of the Linear litigation and other current litigation on our business, financial conditions or operating results; our inability to accurately predict the impact of new accounting pronouncements on our Condensed Consolidated Financial Statements; our inability to accurately assess the period in which we will recognize unrecognized compensation related to unvested stock options and restricted stock awards; inaccuracies related to the timing and satisfaction of remaining obligations related to vacated leases; unexpected shipment delays which adversely impact shipment volumes; our inability to meet certain performance conditions that may result in forfeiture of certain restricted stock awards; unexpected increase in costs associated with manufacturing our products; our inability to anticipate cyclical changes in customers’ capacity utilization and demand; the negative impact of higher cost of services on gross margins; our inability to realize efficiencies from outsourcing; inefficiencies in the allocation of funds towards our research and development efforts to our existing and new product lines; unexpected complications related to timing, success and cost of our consolidation efforts; unexpected difficulties in introducing new and enhanced products in a timely manner in order to remain competitive; unexpected changing product needs of our customers; the loss of a major customer; the need to seek new customers and diversify our customer base; unanticipated need for additional liquid assets in the next twelve months; inherent uncertainty in the outcome of litigation matters; our inability to enforce our patents and protect our trade secrets; our inability to recover the carrying value of our investments in auction-rate securities, market changes negatively affecting auction-rate securities and the government’s inability to guarantee the underlying securities; our inability to accurately predict customers capital spending over the long term; further periodic downturns in the semiconductor industry which could have a material adverse effect on the semiconductor industry’s demand for semiconductor processing equipment; our inability to accurately predict mega-fabrication trends in memory manufacturing; uncertainties related to the acceptance of new technology into the memory market; the introduction of new products by competitors; our inability to gain and leverage market position during the economic downturn; unexpected shifts in market demands for both memory and logic products; uncertainties related to growth in the electronic industry; and our inability to successfully select, develop, and market new products, or enhance existing products.

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

Overview of Our Business and Industry

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus, we primarily develop, manufacture, sell and support equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Customers for these products manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties. The segment of our business serving this area is the Semiconductor Group. Beginning in 2004, Novellus entered into market segments beyond semiconductor manufacturing through various acquisitions. This segment, referred to as our Industrial Applications Group, supports grinding, lapping and polishing equipment for fine-surface optimization and serves a broad spectrum of industrial applications.

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

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles and trends which are difficult to predict. The demand for our products is affected by the profitability of our customers which is driven by capacity and the market supply-demand balance for their products. Our customers operate principally in the semiconductor memory and logic markets. In fiscal 2006 and 2007, our memory customers grew capacity and those capacity additions outpaced the rate of demand, leading to declines in the average selling price of memory chips. This oversupply-driven weakness in the memory markets was rendered more severe in the second half of 2008 by the contraction in demand for semiconductors due to the global economic crisis. Weak demand for memory semiconductors, combined with the general lack of capital availability, has restricted our customers’ spending on capital equipment in 2009. Equipment purchases in the first half of 2009 have been focused on technology upgrades rather than new capacity additions, and we anticipate that this trend will continue into the second half of 2009. However, in keeping with the historical cyclical nature of the industry, chip unit growth is expected to resume in 2010 and beyond, and with it, spending on semiconductor equipment.

Given the significant downward pressure on revenues, we continue to focus on operational execution and paring down our cost structure to improve operating results. We plan to continue managing both our variable and fixed cost structure with the objective of minimizing our net cash outflow during fiscal 2009. In the second quarter of 2009, we incurred $13.0 million in additional charges related to reductions in workforce and a scaling back of our CMP operations. Of these charges, $7.6 million was in cost of sales, $4.5 million was in selling, general and administrative expenses and $0.9 million was in research and development expenses. Additionally, in July 2009 we announced our plans to consolidate our manufacturing operations in our Tualatin, Oregon facility. This move will take place throughout the remainder of 2009 and we expect to incur an additional costs ranging from $6 million to $10 million as a result.

We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income and net income per share are the primary measures we use to monitor performance. We also use certain non-GAAP measures, such as shipments and net orders, to assess business trends and performance. Shipments consist of products shipped to customers, without regard to net sales adjustments such as deferrals associated with customer acceptance. Net orders, which are also referred to as bookings, consist of current period orders less current period cancellations and other adjustments. Net orders reported for the second quarter of 2009, the first quarter of 2009 and the fourth quarter of 2008 were reduced by $8.0 million, $10.6 million and $44.9 million, respectively, due to customer cancellations and backlog adjustments based upon our assessment that certain customers may not be in a financial position to take delivery within the next 12 months. Shipments and net orders are used to forecast and plan future operations. We do not report orders for systems with delivery dates more than 12 months from the latest balance sheet date.

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2009		2008
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$119,208	$98,913	$188,453	$250,098	$257,740	$314,713
Gross profit	$31,006	$25,738	$68,517	$111,524	$110,963	$144,940
Net income (loss)	$(50,008)	$(66,392)	$(130,251)	$1,397	$(2,385)	$15,529
Net income (loss) per share – Diluted	$(0.52)	$(0.69)	$(1.36)	$0.01	$(0.02)	$0.15
Shipments	$119,982	$92,130	$175,635	$230,153	$240,319	$312,857
Change in shipments from prior quarter	30%	(48)%	(24)%	(4)%	(23)%	(14)%
Net orders	$111,187	$77,795	$82,695	$202,765	$234,628	$297,025
Change in net orders from prior quarter	43%	(6)%	(59)%	(14)%	(21)%	(13)%

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

Income Taxes

Because our projected tax rate is unusually volatile, the provision for income taxes in our Condensed Consolidated Statements of Operations reflects our actual effective tax rate for the three and six months ended June 27, 2009. We believe our year-to-date tax provision for income taxes is the most reliable estimate of our annual effective tax rate. The effective income tax rate for the current fiscal year will likely be different from the tax rate in effect for the three and six months ended June 27, 2009 and could be considerably higher or lower, depending largely on our operating results before taxes and the geographic mix of income (loss) for the year. Our future effective income tax rate also depends on other factors, such as tax legislation, non-deductible expenses incurred in connection with acquisitions and other discretely recorded items, including interest expense on uncertain tax positions and deductions for compensation expense related to stock options and restricted stock.

As of June 27, 2009, we had approximately $95.7 million of net deferred tax assets. We currently believe all of our net deferred tax assets will be realized due to anticipated future income and our ability to carry back losses to prior years. We have considered all sources of taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If, in the future, we determine that we will not be able to realize all or part of our net deferred tax assets, a valuation allowance for deferred tax assets would decrease income in the period in which such determination is made. If market conditions change significantly within the next 12 months then it is reasonably possible that our valuation allowance will change.

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
	June 27, 2009	March 28, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Semiconductor Group	$103,987	$76,579	$208,272	$180,565	$478,622
Industrial Applications Group	15,221	22,334	49,468	37,556	93,831

Net sales	$119,208	$98,913	$257,740	$218,121	$572,453

The net sales we report are correlated to shipments and the timing of customer acceptance. Deferred revenue at the end of the second quarter of 2009 was $43.8 million.

Semiconductor net sales for the second quarter of 2009 increased by 36% compared to the first quarter of 2009 due to higher demand and restocking of depleted inventory levels in the electronics markets following historically low levels of semiconductor industry sales in the first quarter of 2009. Semiconductor net sales for the second quarter of 2009 are down 50% quarter-to-date and 62% year-to-date compared to the same periods in the prior year as a result of ongoing weakness in the overall economy and the semiconductor industry.

IAG net sales for the second quarter of 2009 and for the six months ended June 27, 2009, have declined substantially compared to the first quarter of 2009 and the same periods in the prior year. These declines are primarily due to decreased demand for our industrial products as a direct result of deterioration in the global economy.

Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Three Months Ended			Six Months Ended
	June 27, 2009	March 28, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Asia	54%	31%	61%	44%	62%
North America	32%	47%	27%	39%	28%
Europe	14%	22%	12%	17%	10%

Gross Profit

	Three Months Ended			Six Months Ended
	June 27, 2009	March 28, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Gross profit	$31,006	$25,738	$110,963	$56,744	$255,903
Gross margin	26%	26%	43%	26%	45%

Second quarter 2009 gross margin of 26% was consistent with the first quarter of 2009. The decline in gross margin for the three and six months ended June 27, 2009 compared to the same periods in the prior year is primarily due to reduced absorption of fixed overhead costs on lower shipment volumes.

Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 27, 2009	March 28, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
SG&A expense	$46,128	$42,789	$61,488	$88,917	$121,817
% of net sales	39%	43%	24%	41%	21%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

Second quarter 2009 SG&A expense increased $3.3 million from the first quarter of 2009 due to higher costs related to reductions in workforce. Significant decreases in SG&A expense for the three and six months ended June 27, 2009 compared to the same periods in the prior year are due to lower headcount and a continued focus on reducing operating expenses. However, SG&A expense as a percentage of net sales increased compared to prior year periods primarily due to the decline in net sales.

Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 27, 2009	March 28, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
R&D expense	$39,341	$36,015	$59,815	$75,356	$117,155
% of net sales	33%	36%	23%	35%	20%

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

Second quarter 2009 R&D expense increased $3.3 million from the first quarter of 2009 due to a planned increase of R&D project spending. Significant decreases in R&D expense for the three and six months ended June 27, 2009 compared to the same periods in the prior year are due to lower headcount and a continued focus on reducing operating expenses. However, R&D expense as a percentage of net sales increased compared to prior year periods primarily due to the decline in net sales.

Restructuring Charges

	Three Months Ended			Six Months Ended
	June 27, 2009	March 28, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Restructuring charges	$2,921	$313	$1,042	$3,234	$1,042
% of net sales	2%	Less than 1%	Less than 1%	1%	Less than 1%

For the three and six months ended June 27, 2009, we incurred $2.9 million and $3.2 million, respectively, in additional restructuring charges resulting from changes in estimates of future sublease income for facility exit activities recorded in prior years.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	June 27, 2009	March 28, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Interest and other income, net	$2,906	$1,296	$4,916	$4,202	$6,025
% of net sales	2%	1%	2%	2%	1%

Interest and other income, net, includes interest income, interest expense and other non-operating items. Interest and other income, net was $2.9 million in the second quarter of 2009 compared to $1.3 million in the first quarter of 2009. This increase is primarily due to unrealized gains on certain other investments of $1.2 million compared to unrealized losses of $0.5 million in the prior quarter as a result of improved market conditions. Interest and other income, net decreased in the second quarter of 2009 versus the same period in the prior year due to unfavorable changes in foreign exchange rates compared to a year ago. The decrease in the 2009 year-to-date period compared to the same period in the prior year is due to lower interest income, as interest rates have declined compared to the prior year.

Income Taxes

	Three Months Ended			Six Months Ended
	June 27, 2009	March 28, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Provision for (benefit from) income taxes	$(4,470)	$14,309	$(4,081)	$9,839	$8,770
% of income (loss) before income taxes	8%	(27)%	63%	(9)%	40%

Our benefit from income taxes for the three months ended June 27, 2009 was $4.5 million compared to a provision of $14.3 million for the three months ended March 28, 2009 and a benefit of $4.1 million for the three months ended June 28, 2008. We recorded a tax charge of $19.4 million in the first quarter of 2009 as described below, which impacted the typical relationship between pre-tax loss and the provision for (benefit from) income taxes for three months ended March 28, 2009 and six months ended June 27, 2009. Excluding this charge, we had effective tax rates of 8 percent, 10 percent and 63 percent for the three months ended June 27, 2009, March 28, 2009 and June 28, 2008, respectively, and effective tax rates of 9 percent and 40 percent for the six months ended June 27, 2009 and June 28, 2008. These fluctuations result from changes in our operating results before income taxes, along with the geographical mix of those results between periods.

On February 20, 2009, the California Budget Act of 2008 was signed into law which revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We now expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore less likely to be realized. As a result, we recorded a $19.4 million charge in the first quarter of 2009 to reduce our previously recognized California deferred tax assets.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

	June 27, 2009	December 31, 2008
	(In thousands)
Cash and cash equivalents	$190,698	$184,332
Short-term investments	285,600	286,556

Total cash, cash equivalents and short-term investments	$476,298	$470,888

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of liquidity as of June 27, 2009 consisted of $476.3 million of cash, cash equivalents and short-term investments, an increase of $5.4 million from December 31, 2008.

Restricted Cash, Cash Equivalents and Long-Term Investments

	June 27, 2009	December 31, 2008
	(In thousands)
Restricted cash and cash equivalents	$137,792	$119,702
Long-term investments	85,615	91,873

Total restricted cash and cash equivalents and long-term investments	$223,407	$211,575

We held $223.4 million in restricted cash and long-term investments as of June 27, 2009, an increase of $11.8 million from $211.6 million as of December 31, 2008. Our restricted cash and cash equivalents primarily represent collateral for our long-term debt obligations and are deposited in money market funds with our lender.

Long-term investments relate to tax-exempt auction-rate securities, whose underlying assets are either student loans substantially backed by the federal government or closed-end municipal funds. Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal funds. Our auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently, there are no active secondary markets. As of June 27, 2009 we have recorded a cumulative temporary unrealized impairment loss of $12.5 million within other comprehensive income in our Condensed Consolidated Financial Statements as of June 27, 2009. We believe that this impairment is temporary as we do not intend to sell these securities, we will not be required to sell these securities before recovery and we expect to recover the amortized cost basis of these securities. During the three and six months ended June 27, 2009, we redeemed $7.9 million and $10.2 million, respectively, of our auction-rate securities at amortized cost.

Cash Flow Summary

	Six Months Ended
	June 27, 2009	June 28, 2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$18,455	$125,174
Investing activities	(16,186)	45,285
Financing activities	3,162	(154,434)
Effects of exchange rate changes on cash and cash equivalents	935	677

Net increase in cash and cash equivalents	$6,366	$16,702

Operating

Net cash provided by operating activities during the six months ended June 27, 2009 was $18.5 million. Our net loss of $116.4 million was offset by $54.3 million in non-cash expense items and $80.6 million in favorable working capital changes. The primary drivers impacting working capital were a decrease in accounts receivable, net of $47.5 million due to decreased shipment volumes compared to year end and a reduction in inventories of $49.4 million as a result of continued focus on optimizing inventory levels.

Net cash provided by operating activities during the six months ended June 28, 2008 was $125.2 million. This amount consisted primarily of $13.1 million provided by net income, adjusted for non-cash expense items of $63.9 million and favorable working capital changes of $48.2 million.

Investing

Net cash used in investing activities during the six months ended June 27, 2009 was $16.2 million. This amount consisted of an increase in restricted cash and cash equivalents of $18.1 million, capital expenditures of $7.4 million and an intangible asset purchase of $2.0 million. These increases were offset by net proceeds from investments of $10.0 million and proceeds from the sale of property and equipment of $1.3 million. As of June 27, 2009, we had no significant commitments to purchase property or equipment.

Net cash provided by investing activities during the six months ended June 28, 2008 was $45.3 million, which consisted of net proceeds from investments of $65.0 million, offset by capital expenditures of $10.9 million and an increase in restricted cash and cash equivalents of $8.8 million.

Financing

Net cash provided by financing activities during the three months ended June 27, 2009 was $3.2 million primarily as a result of proceeds from employee stock compensation plans of $4.3 million, offset by common stock repurchases of $1.9 million. We also refinanced our previous debt obligation of $110.6 million during the second quarter of 2009. See further discussion below.

Net cash used in financing activities during the six months ended June 28, 2008 was $154.4 million. This amount consisted primarily of repurchases of common stock of $160.2 million, offset by proceeds from employee stock compensation plans of $5.7 million.

Credit Arrangements

We have short-term credit facilities with various financial institutions totaling $47.4 million. These credit facilities bear interest at various rates and expire on various dates through March 2010. As of June 27, 2009, $1.9 million of current obligations were outstanding at an average interest rate of 5.0%, $8.2 million was pledged against outstanding letters of credit and the remaining $37.3 million was unutilized.

On June 17, 2009, we entered into a three-year Credit Agreement (the “Agreement”) with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of EURIBOR plus 75 basis points, the outstanding balance of which is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank, which was due and payable on June 25, 2009. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in June of 2004 and for general corporate purposes. As of June 27, 2009, we had amounts outstanding of $111.2 million at an effective interest rate of 1.8%, secured by deposits in money market funds at 115 percent of the outstanding balance. The Agreement contains a financial covenant with which we were in compliance as of June 27, 2009.

We terminated our $150.0 million senior unsecured revolving credit facility on April 21, 2009 and did not incur any penalties related to the termination. We had no amounts available or outstanding under this facility as of the termination date.

We believe that our financial resources will be sufficient to meet our needs through the next 12 months.

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

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This control evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer. Rules adopted by the SEC require that, in this section of the Quarterly Report on Form 10-Q, we present the conclusions of the Chief Executive Officer and the Principal Financial Officer about the effectiveness of our disclosure controls and internal controls for financial reporting based on and as of the date of the controls evaluation.

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

There have been no material developments in litigation matters during the quarter ended June 27, 2009 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The risk factors set forth below entitled “Recent deterioration in the global economy and credit markets has affected and may continue to adversely affect our results of operations or our liquidity,” “Changes in tax rules, tax assets or liabilities have negatively impacted our results and may continue to negatively impact our financial results,” “Our liquidity can be affected by unanticipated events in the credit markets” and “We have incurred and may in the future incur impairments to goodwill or long-lived assets” have been revised from the prior statement on our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

Recent deterioration in the global economy and credit markets has affected and may continue to adversely affect our results of operations or our liquidity.

Our operations have been adversely affected by the recent deterioration in the global economy causing our customers to delay or discontinue spending on our products. Continuation of the economic downturn may further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers, or the ability of our customers to obtain credit to finance purchases of our products. If the global economy and credit markets continue to deteriorate or do not improve and our future sales continue to decline, our financial condition and results of operations could be adversely impacted. Our liquidity may also be adversely impacted if we are unable to obtain credit facilities with terms that are favorable, if needed.

Changes in tax rates, tax assets or liabilities have negatively impacted our results and may continue to negatively impact our future results.

We are subject to taxation in the United States and other countries. Our effective tax rate has fluctuated in the past and may continue to fluctuate in the future. Future effective tax rates could also be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in the tax laws. For example, on February 20, 2009, the California Budget Act of 2008 was signed into law which revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We now expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore less likely to be realized. As a result, we recorded a $19.4 million charge to reduce our previously recognized California deferred tax assets in the first quarter of 2009.

We are also subject to regular examination of our tax returns by the Internal Revenue Service (IRS) and other tax authorities, including state revenue agencies and foreign governments. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. We could face significant future challenges on these transfer pricing issues in one or more jurisdictions. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals. Factors that could cause estimates to be materially different include, but are not limited to:

—	Changes in the regulatory environment;

—	Changes in accounting and tax standards or practices;

—	Overall business conditions in the equipment industry;

—	Changes in the composition of operating income by tax jurisdiction; and

—	The Company’s operating results before taxes.

Downturns in the semiconductor industry negatively impact demand for our equipment.

Our business depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that reduced the demand for semiconductor processing equipment, including equipment that we manufacture and market. These periods have historically been followed by periods of rapid growth. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, and at the same time motivate and retain key employees and maintain a stable management team. Also, our inventory levels have at times been higher than optimal and our gross margins have at times been lower than optimal due to lower production volumes during these periods. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity, and hire and assimilate a sufficient number of qualified people to meet customer demand. Net orders, net sales and operating results may be adversely affected and result in additional workforce reductions or higher costs if we fail to respond to changing industry conditions in a timely and effective manner. We experienced an increase in bookings in the second quarter of 2009 after experiencing declines in bookings during each successive quarter in 2008 through the first quarter of 2009. We could experience decreases in bookings in the future, and as a result, our net sales and operating results may be adversely affected. In the period from 2001 through 2006, we implemented various restructuring plans to align our business with fluctuating conditions. In 2008 and the first half of 2009, we implemented additional cost reduction actions to align our business with current economic conditions. Future restructurings or other cost reduction actions may be required.

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

We believe that this impairment is temporary as we do not intend to sell these securities, we will not be required to sell these securities before recovery and we expect to recover the amortized cost basis of these securities. Additionally, these securities have either been guaranteed by the federal government or, in the case of closed-end funds, they are backed by more than 200% collateral. Substantially all of our auction-rate securities are currently rated AAA, the highest rating by a rating agency. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We believe we will ultimately be able to liquidate these investments without significant loss through successful auctions, redemptions of securities by the issuers, or upon maturity. However, it might be necessary to hold these securities until the final maturity of the underlying notes to realize their full value.

Our quarterly operating results and stock price are unpredictable.

We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results, which may adversely affect our stock price. Our future quarterly operating results and stock price may not align with past trends. The factors that have had and could continue to lead to fluctuations in our results include, but are not limited to:

—	Changing demand for and sales of lower-margin products relative to higher-margin products;

—	Economic conditions in the electronics and semiconductor industry generally and the equipment industry specifically;

—	Unpredictability of demand for and variability of mix of our products in our forecast, which can cause unexpected positive or negative inventory adjustments in a particular period;

—	Emergence of new industry standards;

—	Competitive pricing pressures;

—	Failure to receive anticipated orders in time to permit shipment during the quarter;

—	Timing and cancellation of customer orders and shipments, including deferring orders of our existing products due to new product announcements by us and/or our competitors;

—	Building our systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

—	The effect of revenue recognized upon acceptance with little or no associated costs;

—	Bankruptcy of certain key customers;

—	Foreign currency exchange rate fluctuations, including those related to our Euro-denominated debt obligations;

—	Fluctuation in warranty costs;

—	Variability in manufacturing yields;

—	The financial condition of our customers has impacted and may continue to impact their ability to purchase our products; and

—	Ability to fund capital requirements.

We have incurred and may in the future incur impairments to goodwill or long-lived assets.

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We recorded an impairment charge in the fourth quarter of 2008 to reduce the carrying value of goodwill within our IAG. Our fourth quarter impairment assessment indicated that the Semiconductor Group’s anticipated cash flows would marginally cover the carrying value of the reporting unit, resulting in no impairment charges for this segment. Indicators of goodwill impairment were present at the end of the first quarter of 2009. However, after completing an interim impairment test, we determined that the estimated fair value of each reporting unit exceeded its carrying value and no additional impairments were required.

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

We serve an increasingly global market. Substantial operations outside of the United States and export sales expose us to certain risks that may adversely affect our operating results and net sales, including, but not limited to:

—	Global or regional economic downturns;

—	Adverse conditions in credit markets;

—	Potential adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we conduct business;

—	Tariffs and other trade barriers;

—	Challenges in staffing and managing foreign operations and providing prompt and effective field support to our customers outside of the United States;

—	Difficulties in managing foreign distributors;

—	Governmental controls, either by the United States or other countries, that restrict our business overseas or the import or export of semiconductor products, or increase the cost of our operations;

—	Longer payment cycles and difficulties in collecting accounts receivable outside of the United States;

—	Inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions; and

—	Political instability, natural disasters, acts of war or terrorism.

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

Adverse outcomes in current or future legal disputes regarding patent and intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing or selling our products, or compel us to redesign our products to avoid incorporating third parties’ intellectual property. As a result, our product offerings may be delayed, and we may be unable to meet customers’ requirements in a timely manner. Regardless of the merit of any legal disputes, we incur and may be required to incur in the future substantial costs to prosecute or defend our intellectual property rights. Even in the absence of infringement by our products of third parties’ intellectual property rights, we have elected in the past and may in the future elect to seek licenses or enter into settlements to avoid the costs of protracted litigation and the diversion of resources and management attention. However, if the terms of settlements entered into with certain of our competitors are not observed or enforced, we may suffer further costs. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

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

We have made, and may in the future make, acquisitions of or significant investments in businesses with complementary products, services and/or technologies. Acquisitions involve numerous risks, including, but not limited to:

—	Difficulties in integrating the operations, technologies, products and personnel of acquired companies;

—	Lack of synergies or the inability to realize expected synergies and cost-savings;

—	Revenue and expense levels of acquired entities differing from those anticipated at the time of the acquisitions;

—	Difficulties in managing geographically dispersed operations;

—	The potential loss of key employees, customers and strategic partners of acquired companies;

—	Claims by terminated employees, shareholders of acquired companies or other third parties related to the transaction;

—	The issuance of dilutive securities, assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

—	Diversion of management’s attention from normal daily operations of the business; and

—	The impairment of acquired intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies.

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

Repurchase of Company Securities

On February 24, 2004 we announced that our Board of Directors approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 13, 2007. On September 20, 2004 we announced that our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 14, 2009. On October 26, 2007 we announced that our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through October 26, 2011. During the three months ended June 27, 2009, we did not repurchase any of our outstanding common stock under this plan and we had $826.7 million available for stock repurchases under these authorizations as of June 27, 2009.

For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. We withheld 98,736 shares through net share settlements for the three months ended June 27, 2009. These withheld shares are not included within common stock repurchases under our authorized plan.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Novellus’ Annual Meeting of Shareholders, held on May 12, 2009, the following proposals were voted on by the Shareholders as noted below:

1. Election of Directors.

Name of Nominee	Votes For	Votes Withheld
Richard S. Hill	85,794,641	2,246,086
Neil R. Bonke	85,486,981	2,553,746
Youssef A. El-Mansy	82,086,894	5,953,833
J. David Litster	81,387,060	6,653,667
Yoshio Nishi	82,079,918	5,960,809
Glen G. Possley	84,764,036	3,276,691
Ann D. Rhoads	85,508,173	2,532,554
William R. Spivey	80,314,104	7,726,623
Delbert A. Whitaker	85,489,482	2,551,245

2. Ratification and approval of the Novellus 2001 Stock Incentive Plan, as amended.

Votes For	Votes Against	Abstain	Broker Non-Votes
46,943,478	28,632,121	171,882	12,293,246

3. Ratification and approval of the Amended and Restated 1992 Employee Stock Purchase Plan, as amended.

Votes For	Votes Against	Abstain	Broker Non-Votes
60,444,352	15,197,183	105,946	12,293,246

4. Ratification and approval of the Senior Executive Bonus Plan.

Votes For	Votes Against	Abstain
83,503,675	3,451,324	382,948

5. Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm for Novellus for the fiscal year ending December 31, 2009.

Votes For	Votes Against	Abstain
83,417,902	3,745,471	174,573

ITEM 6:	EXHIBITS

(a) Exhibits

*10.4	Amended and Restated 1992 Employee Stock Purchase Plan, as amended.

*10.9	Novellus 2001 Stock Incentive Plan, as amended, together with forms of the agreement thereunder.

*10.27	Novellus 162(m) Executive Bonus Program.

10.28	Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A. dated June 17, 2009.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated July 31, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated July 31, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated July 31, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated July 31, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ Jeffrey C. Benzing
Jeffrey C. Benzing
Executive Vice President and Chief Administrative Officer
(Principal Financial Officer)
July 31, 2009

EXHIBIT INDEX

*10.4	Amended and Restated 1992 Employee Stock Purchase Plan, as amended.

*10.9	Novellus 2001 Stock Incentive Plan, as amended, together with forms of the agreement thereunder.

*10.27	Novellus 162(m) Executive Bonus Program.

10.28	Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A. dated June 17, 2009.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated July 31, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated July 31, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated July 31, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated July 31, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.