Form 10-Q
period 2009-09-26
NOVELLUS SYSTEMS INC
filed 2009-11-04
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

As of October 30, 2009, there were 96,999,800 shares of the Registrant’s common stock, no par value, issued and outstanding.

NOVELLUS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 26, 2009

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands, except per share amounts)
Net sales	$176,879	$250,098	$395,000	$822,551
Cost of sales	106,171	138,574	267,548	455,124

Gross profit	70,708	111,524	127,452	367,427

Selling, general and administrative	36,648	52,039	125,565	173,856
Research and development	37,013	51,649	112,369	168,804
Restructuring charges	324	1,819	3,558	2,861

Total operating expenses	73,985	105,507	241,492	345,521

Operating income (loss)	(3,277)	6,017	(114,040)	21,906

Interest income, net	1,358	2,588	5,724	7,667
Other income (expense), net	(1,482)	467	(1,646)	1,413

Interest and other income (expense), net	(124)	3,055	4,078	9,080

Income (loss) before income taxes	(3,401)	9,072	(109,962)	30,986

Provision for income taxes	625	7,675	10,464	16,445

Net income (loss)	$(4,026)	$1,397	$(120,426)	$14,541

Net income (loss) per share:
Basic	$(0.04)	$0.01	$(1.25)	$0.15

Diluted	$(0.04)	$0.01	$(1.25)	$0.15

Shares used in basic per share calculations	96,701	97,581	96,459	98,807

Shares used in diluted per share calculations	96,701	98,348	96,459	99,550

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$171,192	$184,332
Short-term investments	312,392	286,556
Accounts receivable, net	111,324	144,330
Inventories	149,876	213,305
Deferred tax assets, net	35,528	44,051
Restricted cash and cash equivalents	—	116,819
Prepaid and other current assets	43,179	53,209

Total current assets	823,491	1,042,602
Property and equipment, net of accumulated depreciation of $616,434 in 2009 and $586,860 in 2008	248,013	271,866
Non-current restricted cash and cash equivalents	140,663	2,883
Long-term investments	79,476	91,873
Goodwill	126,950	126,073
Intangible and other assets	107,326	102,230

Total assets	$1,525,919	$1,637,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,503	$50,832
Accrued payroll and related expenses	24,560	35,907
Accrued warranty	15,070	25,732
Other accrued liabilities	41,709	47,533
Income taxes payable	6,863	17,527
Deferred profit	6,301	14,784
Current debt obligations	1,656	112,907

Total current liabilities	153,662	305,222
Long-term debt obligations	117,431	—
Long-term income taxes payable	49,403	29,778
Other non-current liabilities	51,201	55,745

Total liabilities	371,697	390,745

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock	1,179,956	1,158,637
Retained earnings (accumulated deficit)	(21,827)	99,981
Accumulated other comprehensive loss	(3,907)	(11,836)

Total shareholders’ equity	1,154,222	1,246,782

Total liabilities and shareholders’ equity	$1,525,919	$1,637,527

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(120,426)	$14,541
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of property and equipment, net	119	2,153
Depreciation and amortization	35,636	47,464
Deferred income taxes	(1,597)	7,049
Stock-based compensation	22,878	24,836
Excess tax benefit from stock-based compensation	(2)	(97)
Other-than-temporary impairment of investments	—	737
Other non-cash adjustments, net	7,233	2,177
Changes in operating assets and liabilities:
Accounts receivable, net	31,344	136,405
Inventories	65,662	25,901
Prepaid and other assets	11,063	(711)
Accounts payable	906	(9,423)
Accrued payroll and related expenses	(8,237)	(26,632)
Accrued warranty	(13,053)	(17,147)
Income taxes payable	8,762	(3,975)
Deferred profit	(8,607)	(28,688)
Other liabilities	(6,646)	(2,733)

Net cash provided by operating activities	25,035	171,857

Cash flows from investing activities:
Proceeds from sales of investments	192,174	311,550
Proceeds from maturities of investments	15,351	78,110
Purchases of investments	(216,135)	(375,304)
Capital expenditures	(9,111)	(16,677)
Decrease (increase) in restricted cash and cash equivalents	(18,577)	14,221
Purchase of intangible assets	(2,000)	—
Proceeds from the sale of property and equipment	1,267	—

Net cash provided by (used in) investing activities	(37,031)	11,900

Cash flows from financing activities:
Proceeds from employee stock compensation plans	4,394	6,415
Proceeds from debt obligations	110,632	—
Repayment of debt obligations	(110,608)	(15,568)
Proceeds from lines of credit, net	419	534
Repurchases of common stock	(6,269)	(188,886)
Excess tax benefit from stock-based compensation	2	97

Net cash used in financing activities	(1,430)	(197,408)

Effects of exchange rate changes on cash and cash equivalents	286	811

Net decrease in cash and cash equivalents	(13,140)	(12,840)
Cash and cash equivalents at the beginning of the period	184,332	175,071

Cash and cash equivalents at the end of the period	$171,192	$162,231

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q within Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 26, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We evaluate estimates on an ongoing basis, including those related to the amount and timing of recognition of revenue, valuation of inventory, valuation of goodwill and other intangible assets, valuation of deferred tax assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, measurement of stock-based compensation expense, valuation of investments, adequacy of the allowance for doubtful accounts and adequacy of loss contingencies including those related to legal matters. When market data is not readily available, we base estimates on historical experience, market-based assumptions and other unobservable data that we believe to be reasonable under current circumstances. Such estimates form the basis for our judgments about the carrying values of assets and liabilities when those carrying values are not apparent from other sources. Our intent is to accurately state assets and liabilities given facts known at the time of measurement. Actual results may differ from our estimates under different assumptions or conditions.

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

We have evaluated subsequent events through November 4, 2009, the issuance date of our financial statements.

Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” as codified by Accounting Standards Codification (ASC) 105. This standard establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. We adopted ASC 105 in the third quarter of 2009 and include references to the ASC within our Condensed Consolidated Financial Statements. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” as codified by ASC 820. This ASC establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. ASC 820 also requires expanded disclosures related to fair value measurements. As permitted under ASC 820, we elected a one-year delay in applying certain fair value measurements of non-financial instruments, except for those measured at fair value on at least an annual basis. We fully adopted ASC 820 on January 1, 2009. See Note 3 for information about fair value measurements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” as amended by FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” as codified by ASC 805. Under ASC 805, an entity is generally required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period, a contingency is recognized as of the acquisition date based on the estimated amount if it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. We adopted ASC 805 on January 1, 2009. The adoption did not have a significant impact on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” as codified by ASC 810-10-65-1, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10-65-1 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65-1 is effective for fiscal years beginning after December 15, 2008. We adopted ASC 810-10-65-1 on January 1, 2009. The adoption did not have an impact on our Condensed Consolidated Financial Statements as all of our subsidiaries are wholly owned.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” as codified by ASC 815-10-50, which requires enhanced disclosures about an entity’s derivative and hedging activities. ASC 815-10-50 is effective for fiscal years beginning after November 15, 2008. We adopted ASC 815-10-50 on January 1, 2009. See Note 5 for the disclosures required by ASC 815-10-50.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” as codified by ASC 350-30-35-1. This ASC provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. ASC 350-30-35-1 is effective for fiscal years and interim periods beginning after December 15, 2008. We adopted ASC 350-30-35-1 on January 1, 2009. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” as codified by ASC 320-10-50. This ASC requires interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 320. This ASC also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in those methods and significant assumptions from prior periods. ASC 320-10-50 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. We adopted ASC 320-10-50 on March 29, 2009. See Note 4 for the disclosures required by ASC 320-10-50.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” as codified by ASC 320-10-65. This ASC amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under ASC 320-10-65, for impaired debt securities, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost of the security. ASC 320-10-65 also changes the presentation of other-than-temporary impairments in the income statement for those impairments attributed to credit losses. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 320-10-65 on March 29, 2009. As a result, we recorded an adjustment of $3.5 million to increase beginning retained earnings and accumulated other comprehensive loss. See Note 4 for the disclosures required by ASC 320-10-65.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” as codified by ASC 820. This ASC provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate when a transaction is not orderly. ASC 820 also requires disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques in interim and annual periods. ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 820 on March 29, 2009. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” as codified by ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of ASC 855 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 855 for our second quarter ended June 27, 2009. The adoption did not have a significant impact on our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” as codified by ASC 715-10-50. This ASC requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and the significant concentrations of risk within plan assets. ASC 715-10-50 does not change the accounting treatment for postretirement benefit plans and is effective for fiscal years ending after December 15, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140” as codified by ASC 860, which requires enhanced disclosures about transfers of financial assets and exposure to the risk related to transferred financial assets. The statement eliminates the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. ASC 860 is effective for fiscal years ending after November 15, 2009. We are currently evaluating the potential impact of ASC 860 on our Condensed Consolidated Financial Statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update provides amendments to ASC 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for interim and annual periods beginning after August 28, 2009 and will be effective for Novellus beginning in the fourth quarter of 2009. We are currently evaluating the potential impact of ASU 2009-05 on our Condensed Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Arrangements a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). This ASU amends ASC Topic 605, “Revenue Recognition,” to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted. We are currently evaluating both the timing and the impact of ASU 2009-13 on our Condensed Consolidated Financial Statements.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common and potential common shares outstanding during the period. Potential common shares represent the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued, which consist primarily of stock options and unvested restricted stock awards.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(4,026)	$1,397	$(120,426)	$14,541

Denominator:
Basic weighted-average shares outstanding	96,701	97,581	96,459	98,807
Dilutive common equivalent shares	—	767	—	743

Diluted weighted-average shares outstanding	96,701	98,348	96,459	99,550

Net income (loss) per share – Basic	$(0.04)	$0.01	$(1.25)	$0.15
Net income (loss) per share – Diluted	$(0.04)	$0.01	$(1.25)	$0.15

For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are anti-dilutive under the treasury stock method or restricted shares subject to performance conditions that have not been met. Accordingly, potential common shares of 20.3 million and 21.0 million for the three and nine months ended September 27, 2008, respectively, were excluded from the computation.

Potential common shares have not been included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. As such, the denominator used in computing both basic and diluted net loss per share for the three and nine months ended September 26, 2009 are the same. The number of potential common shares that could dilute basic net income per share was 19.2 million and 22.0 million for the three and nine months ended September 26, 2009, respectively.

Note 3. Fair Value of Financial Instruments

Fair Value Hierarchy

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact a sale of an asset or transfer of a liability, and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

We classify our municipal bonds and variable-rate demand notes as Level 2 instruments due to our use of observable market prices in less active markets or, when observable market prices were not available, our use of non-binding quoted market prices that are corroborated by observable market data or quoted market prices for similar instruments.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Financial Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured at fair value on a recurring basis, excluding accrued interest components, consist of the following types of instruments:

	September 26, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Money market funds	$217,381	$—	$—	$217,381
Municipal bonds	—	276,310	—	276,310
Variable-rate demand notes	—	19,063	—	19,063
Auction-rate securities	—	—	79,476	79,476
Derivative assets (1)	—	136	—	136

Total assets	$217,381	$295,509	$79,476	$592,366

Liabilities
Derivative liabilities (1)	$—	$263	$—	$263

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 5.

	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Money market funds	$254,323	$—	$—	$254,323
Municipal bonds	—	259,775	—	259,775
Variable-rate demand notes	—	18,504	—	18,504
Auction-rate securities	—	—	91,873	91,873
Derivative assets	—	2,204	—	2,204

Total assets	$254,323	$280,483	$91,873	$626,679

Liabilities
Derivative liabilities	$—	$4,049	$—	$4,049

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial instruments measured and recorded at fair value on a recurring basis, excluding accrued interest components, were presented on our Condensed Consolidated Balance Sheets as follows:

	September 26, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents	$152,199	$—	$—	$152,199
Short-term investments	—	295,373	—	295,373
Prepaid and other current assets (1)	—	136	—	136
Non-current restricted cash and cash equivalents	65,182	—	—	65,182
Long-term investments	—	—	79,476	79,476

Total assets	$217,381	$295,509	$79,476	$592,366

Liabilities
Other accrued liabilities (1)	$—	$263	$—	$263

(1) See additional disclosures relating to our derivatives and hedging activities in Note 5.

	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents	$137,504	$6,458	$—	$143,962
Short-term investments	—	271,821	—	271,821
Restricted cash and cash equivalents, current	116,819	—	—	116,819
Prepaid and other current assets	—	2,204	—	2,204
Long-term investments	—	—	91,873	91,873

Total assets	$254,323	$280,483	$91,873	$626,679

Liabilities
Other accrued liabilities	$—	$4,049	$—	$4,049

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands)
Balance, beginning of period	$85,615	$112,055	$91,873	$—
Transfers in	—	—	—	123,420
Realized and unrealized gains (losses), net
Included in net income (loss)	—	—	—	—
Included in other comprehensive income (loss)	646	(3,588)	4,603	(10,733)
Settlements	(6,785)	(6,100)	(17,000)	(10,320)

Balance, end of period	$79,476	$102,367	$79,476	$102,367

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal funds. Our auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless or until (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently, there are no active secondary markets. As of September 26, 2009 we have recorded a cumulative temporary impairment loss of $11.8 million within other comprehensive income (loss) (OCI) based upon our assessment of the fair value of these securities. We believe that this impairment is temporary as we do not intend to sell these securities, we will not be required to sell these securities before recovery, and we expect to recover the amortized cost of these securities.

Fair Value of Other Financial Instruments

The carrying and estimated fair values of our other financial instruments are as follows:

	September 26, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Assets
Cash	$18,993	$18,993	$40,370	$40,370
Accrued interest receivable	3,903	3,903	4,139	4,139
Other investments	13,116	13,116	10,596	10,596
Non-current restricted cash	75,481	75,481	2,883	2,883

Total assets	$111,493	$111,493	$57,988	$57,988

Liabilities
Current debt obligations	$1,656	$1,656	$112,907	$112,254
Long-term debt obligations	117,431	117,273	—	—

Total liabilities	$119,087	$118,929	$112,907	$112,254

Cash, accrued interest receivable and non-current restricted cash are recorded at their carrying value. The carrying value approximates fair value because of the short maturity of those instruments. Our restricted cash is primarily invested in Euros. Other investments are recorded at their carrying value as these investments have a determinable cash surrender value, which is the best available evidence of fair value. Accrued interest receivable and other investments are classified within short-term investments on our Condensed Consolidated Balance Sheets. Our debt obligations are not publicly traded and are primarily denominated in Euros. The estimated fair value of our debt obligations is based primarily on borrowing rates currently available to us for bank loans with similar terms and conditions. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.

See additional disclosures regarding our investments in Note 4.

Note 4. Investments

All of our investments are classified as available-for-sale. The cost and estimated fair value of our investments are as follows:

	September 26, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	271,517	4,796	(3)	276,310
Variable-rate demand notes	19,063	—	—	19,063
Auction-rate securities	91,325	—	(11,849)	79,476

Total	$381,905	$4,796	$(11,852)	$374,849

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	251,020	2,730	(432)	253,318
Variable-rate demand notes	18,500	4	—	18,504
Auction-rate securities	104,834	—	(12,961)	91,873

Total	$374,354	$2,734	$(13,393)	$363,695

Also included in our short-term investments balance as of September 26, 2009 and December 31, 2008 were other investments of $13.1 million and $10.6 million, respectively, and interest receivable of $3.9 million and $4.1 million, respectively, that are excluded from the tables above.

The maturities of our investments as of September 26, 2009 are as follows:

	Cost	Fair Value
	(In thousands)
Due in less than one year	$112,735	$113,845
Due in 1 to 3 years	160,954	164,265
Due in 3 to 5 years	6,791	6,871
Due in 5 to 10 years	—	—
Due in greater than 10 years	101,425	89,868

Total	$381,905	$374,849

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

The breakdown of investments with unrealized losses as of September 26, 2009 is as follows:

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$3,079	$(3)	$—	$—	$3,079	$(3)
Auction-rate securities	—	—	79,476	(11,849)	79,476	(11,849)

Total	$3,079	$(3)	$79,476	$(11,849)	$82,555	$(11,852)

The gross unrealized losses related to short-term investments are primarily due to fluctuations in interest rates and quoted market prices. We view these unrealized losses as temporary in nature. The gross unrealized losses related to long-term investments are primarily due to our assumptions about the anticipated term and yield of these investments given the lack of an active market. We review our investment portfolio for possible impairment on a quarterly basis. Impairment is based on an analysis of factors that may have adverse affects on the fair value of the investment. Factors considered in determining whether a loss is temporary include our intent to sell the security, our ability to hold the security to recovery and our assessment of the credit quality of the security, including whether we expect to recover the amortized cost of the security.

For the three months ended September 26, 2009 and September 27, 2008, we sold investments for proceeds of $49.9 million and $25.6 million, respectively.

See additional disclosures regarding the fair value of our investments in Note 3.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Derivative Financial Instruments

We manage our foreign currency exchange rate risk through foreign currency forward exchange contracts and foreign denominated floating-rate debt to hedge against the short-term impact of currency fluctuations. We enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the impact of currency exchange fluctuations on (a) probable system sales denominated in Japanese yen, (b) our net investment in certain foreign subsidiaries and (c) other monetary asset and liability balances denominated in foreign currencies. We utilize a portion of our foreign denominated floating-rate debt to mitigate the impact of our net investment in certain foreign subsidiaries. As of September 26, 2009, 28.6 million Euros of floating-rate debt were designated as a net investment hedge. All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. We report cash flows from derivative instruments in cash flows from operating activities. We used the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

As of September 26, 2009, the notional amounts of outstanding hedge contracts were as follows:

	Buy Contracts	Sell Contracts
	(In thousands)
Japanese Yen	$33,932	$46,639
British Pound Sterling	4,722	4,721
Malaysian Ringgit	3,731	3,730
Chinese Renminbi	3,141	3,140
Taiwan Dollar	2,753	2,751
Israeli Shekel	2,065	2,011
Indian Rupee	1,721	1,719
Korean Won	1,347	1,346
Swiss Franc	—	1,462

Total	$53,412	$67,519

Cash Flow Hedges. We designate and document our foreign currency forward exchange contracts as cash flow hedges on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate the effectiveness of each hedge at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in other comprehensive income (loss) (OCI) until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in net sales as designated at the inception of the forward contract. In the event it becomes probable that an anticipated hedged transaction will not occur within the specified time period, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated other comprehensive income (loss) to net sales in the Condensed Consolidated Statement of Operations. During the three and nine months ended September 26, 2009 we reclassified $0.7 million from accumulated OCI into net sales as a result of the discontinuance of anticipated hedged transactions and $0.7 million for the nine months ended September 27, 2008. No such events occurred for the three months ended September 27, 2008.

Net Investment Hedges. We hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. Our foreign denominated floating-rate debt and foreign currency forward exchange contracts used to hedge this exposure are designated and documented as net investment hedges. The carrying value of the foreign denominated floating-rate debt that is designated as a hedging instrument is remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded within OCI. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective when currency pairs and notional amounts on the forward exchange contracts are properly aligned with the net investment in subsidiaries. Changes in the spot-to-spot value are recorded as foreign currency translation adjustments within OCI. Ineffectiveness, if any, along with the excluded time value of the forward contracts, is recorded in other income (expense), net.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows:

September 26, 2009
(In thousands)
Prepaid and other current assets:
Derivative assets designated as hedging instruments:
Net investment hedges	$18
Derivative assets not designated as hedging instruments:
Other foreign currency hedges	118

Total derivative assets (1)	$136

Other accrued liabilities:
Derivative liabilities designated as hedging instruments:
Cash flow hedges	$120
Net investment hedges	7
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges	136

Total derivative liabilities (1)	$263

(1) See additional fair value measurement disclosures in Note 3.

The following tables summarize the pre-tax effect of our derivative financial instruments by (a) cash flow hedges, (b) net investment hedges and (c) other foreign currency hedges on OCI and the Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2009.

(a)	Cash Flow Hedges:

	Three Months Ended	Nine Months Ended
	September 26, 2009	September 26, 2009
	(In thousands)
Foreign exchange contracts:
Accumulated loss in OCI, beginning of period	$(701)	$(1,137)
Losses recorded in OCI (effective portion), net	(97)	(118)
Gains reclassified from OCI to net sales (effective portion), net	673	1,130

Accumulated loss in OCI, end of period	$(125)	$(125)

Gains (losses) recorded in net sales related to the ineffective portion, net	$(1)	$5
Gains recorded in net sales related to the excluded time value portion, net	$5	$14

We anticipate reclassifying the accumulated loss recorded as of September 26, 2009 from OCI to net sales within 12 months.

(b)	Net Investment Hedges:

	Three Months Ended	Nine Months Ended
	September 26, 2009	September 26, 2009
	(In thousands)
Foreign exchange contracts:
Gains (losses) recorded in OCI (effective portion), net	$(1,269)	$181
Gains recorded in other income related to the excluded time value portion, net	$10	$90
Foreign denominated floating-rate debt:
Losses recorded in OCI (effective portion), net	$(2,224)	$(2,224)

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(c)	Other Foreign Currency Hedges:

	Three Months Ended	Nine Months Ended
	September 26, 2009	September 26, 2009
	(In thousands)
Foreign exchange contracts:
Gains recognized in other income, net	$709	$726

Note 6. Inventories

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market and consisted of the following:

	September 26, 2009	December 31, 2008
	(In thousands)
Purchased and spare parts	$99,290	$139,635
Work-in-process	27,797	31,101
Finished goods	22,789	42,569

Total inventories	$149,876	$213,305

Finished goods inventories include $5.6 million and $13.7 million as of September 26, 2009 and December 31, 2008, respectively, of evaluation systems at customer locations.

Note 7. Goodwill and Intangible Assets

Goodwill

A summary of changes in goodwill for the nine months ended September 26, 2009 is as follows:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Balance, beginning of period	$108,431	$17,642	$126,073
Foreign currency translation	—	877	877

Balance, end of period	$108,431	$18,519	$126,950

We evaluate goodwill for impairment on at least an annual basis, or more frequently if indicators of impairment exist. Our annual impairment test in the fourth quarter of 2008 resulted in a non-cash impairment charge within our Industrial Applications Group. In the fourth quarter of 2008 the fair value of our Semiconductor Group marginally exceeded book value, which indicated that no impairment was present for this reporting unit. As of March 28, 2009 our expectations of future operating results declined from those used to perform our 2008 annual impairment test. This fact, in conjunction with the results of the fourth quarter 2008 annual impairment test, led us to determine that an indicator of potential impairment existed and that an interim impairment test was required. After completing the interim impairment test, we determined that the estimated fair value of each reporting unit exceeded its carrying value. As a result, no additional impairment charges were recorded. No indicators of impairment were present during the second and third quarters of 2009. Future impairment charges may be required if our operating results do not meet current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The following table provides details of our acquired intangible assets:

	September 26, 2009				December 31, 2008
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)		(Years)		(In thousands)
Patents and other intangible assets	11	$18,661	$(4,358)	$14,303	12	$16,656	$(3,110)	$13,546
Developed technology	6	31,396	(28,823)	2,573	6	30,829	(26,619)	4,210
Trademark	10	7,892	(3,968)	3,924	10	7,532	(3,214)	4,318

Total intangible assets	9	$57,949	$(37,149)	$20,800	9	$55,017	$(32,943)	$22,074

Our estimated amortization expense for intangible assets is $1.2 million for the fourth quarter of 2009, and $3.8 million, $2.7 million, $2.7 million, $2.7 million and $2.3 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively. As of September 26, 2009, we had no recorded identifiable intangible assets with indefinite lives.

Note 8. Product Warranty

Changes in the accrued warranty liability were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands)
Balance, beginning of period	$18,276	$41,361	$30,438	$54,857
Warranties issued	6,711	12,718	19,330	44,578
Settlements	(6,503)	(16,035)	(27,642)	(59,273)
Net changes in liability for pre-existing warranties, including expirations	(964)	(250)	(4,606)	(2,368)

Balance, end of period	17,520	37,794	17,520	37,794
Less: Long-term portion	(2,450)	(5,317)	(2,450)	(5,317)

Accrued warranty, current	$15,070	$32,477	$15,070	$32,477

Note 9. Restructuring Charges

As of September 26, 2009, substantially all actions under our restructuring plans were completed, except for payments of future rent obligations. The remaining excess facility costs are stated at present value, net of estimated sublease income. We expect to pay remaining obligations in connection with vacated facilities no later than the end of the respective lease terms, which expire on various dates through 2017. For the three and nine months ended September 26, 2009, adjustments to previously recorded restructuring costs were made primarily due to changes in estimated sublease income over the remaining lease term. These adjustments are included within restructuring charges on our Condensed Consolidated Statements of Operations. All restructuring activity relates to the Semiconductor Group. The following table summarizes our restructuring activity:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands)
Balance, beginning of period	$19,508	$16,823	$18,178	$17,654
Adjustment of prior restructuring costs	324	1,819	3,558	2,861
Cash payments	(987)	(1,234)	(2,891)	(3,107)

Balance, end of period	$18,845	$17,408	$18,845	$17,408

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Debt Obligations

As of September 26, 2009, we had $1.7 million of current debt obligations outstanding at a weighted-average interest rate of 5.0%.

On June 17, 2009, we entered into a Credit Agreement, which was subsequently amended on September 23, 2009 (as amended, the “Agreement”) with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 75 basis points, the outstanding balance of which is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank, which was due and payable on June 25, 2009. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in June of 2004 and for general corporate purposes. As of September 26, 2009, we had amounts outstanding under the Agreement of 79.5 million Euros, or $117.4 million, at an effective interest rate of 1.2%, secured by deposits in money market funds at a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The Agreement contains a financial covenant with which we were in compliance as of September 26, 2009.

We terminated our $150.0 million senior unsecured revolving credit facility with Bank of America, N.A. on April 21, 2009 and did not incur any penalties related to the termination. We had no amounts available or outstanding under this facility as of the termination date.

Note 11. Other Income (Expense), Net

The components of other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands)
Gain (loss) on other investments	$662	$(977)	$1,379	$(1,136)
Foreign currency gain (loss), net	(2,555)	(244)	(3,635)	(1,644)
Other-than-temporary impairment of investment	—	—	—	(737)
Other	411	1,688	610	4,930

Other income (expense), net	$(1,482)	$467	$(1,646)	$1,413

Note 12. Shareholder’s Equity

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands)
Net income (loss)	$(4,026)	$1,397	$(120,426)	$14,541
Cumulative effect of adopting ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”	—	—	(3,491)	—
Other comprehensive income (loss):
Foreign currency translation adjustments	2,708	(3,016)	3,141	116
Unrealized gain (loss) on investments – temporary	1,456	(3,324)	7,180	(10,885)
Change in cash flow hedges	576	208	1,012	3,127
Unrealized gain on pension liability	—	22	87	—

Comprehensive income (loss)	$714	$(4,713)	$(112,497)	$6,899

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 26, 2009	December 31, 2008
	(In thousands)
Foreign currency translation adjustments	$4,146	$1,005
Unrealized loss on investments – temporary	(6,971)	(10,660)
Unrealized loss on cash flow hedges	(125)	(1,137)
Unrealized loss on pension liability	(957)	(1,044)

Accumulated other comprehensive loss	$(3,907)	$(11,836)

Common Stock Repurchases

From time to time, our Board of Directors has authorized the repurchase of our outstanding common stock. As of September 26, 2009, we had $816.7 million available for stock repurchases under these authorizations. During the nine months ended September 26, 2009, 0.5 million shares were repurchased under this plan for $10.0 million at a weighted average purchase price of $20.83. During the nine months ended September 27, 2008, 7.6 million shares were repurchased under this plan for $173.8 million at a weighted average purchase price of $22.74. Certain share repurchases that occurred in the third quarter of 2009 were not settled as of September 26, 2009 resulting in $5.8 million of outstanding payables in the Condensed Consolidated Balance Sheet.

For the majority of restricted stock awards that vest, the number of shares issued is net of shares withheld to pay the minimum statutory withholding for income taxes on behalf of the grantee. Although shares withheld are not issued, they are treated as common stock repurchases because they reduce the number of shares that would otherwise have been issued upon vesting. During the three and nine months ended September 26, 2009, the value of shares withheld was $0.1 million and $2.0 million, respectively, and during the three and nine months ended September 27, 2008, the value of shares withheld was $0.3 million and $0.5 million, respectively, to satisfy the minimum statutory withholding requirement related to the grantees’ tax obligations.

Note 13. Litigation

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara. The complaint seeks damages (including punitive damages), declaratory relief and injunctions for causes of action involving alleged breach of contract, fraud, unfair competition and breach of warranty. The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal affirmed this dismissal on June 18, 2007. Trial on the remaining claims is currently set for January 19, 2010. At this time, we cannot predict the ultimate outcome of this case, nor can we estimate a range of potential loss, if any. However, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

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

Note 14. Income Taxes

Our provision for income taxes was $0.6 million and $7.7 million for the three months ended September 26, 2009 and September 27, 2008, respectively. The change in the provision for income taxes is primarily a result of our current period pre-tax loss compared to prior period pre-tax income, along with the changes in geographical mix of those results before income taxes and the discrete items as discussed below. For the nine months ended September 26, 2009 and September 27, 2008, we recorded provisions of $10.5 million and $16.4 million, respectively. We recorded a tax charge of $19.4 million in the first quarter of 2009 as described below, which

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

impacted the typical relationship between pre-tax income (loss) and the provision for (benefit from) income taxes for nine months ended September 26, 2009. The impact of this charge is offset by changes in our current year-to-date pre-tax loss compared to 2008 pre-tax income, along with the changes in geographical mix of those results before income taxes and the discrete items as discussed below.

During the three months ended September 26, 2009, we recorded a discrete net benefit from income taxes of $1.0 million related to several items. Included in those items is a net tax benefit of $20.7 million due to the utilization of net operating loss carryforwards. Of this amount $18.6 million and $3.7 million are recognized as components of prepaids and other current assets and other non-current assets, respectively, offset by $1.6 million in long-term income taxes payable in our Condensed Consolidated Balance Sheet. In addition, we reviewed our intercompany agreements which resulted in a modification. This modification has no immediate impact to operating cash flow and is expected to reduce our tax liability in future years. As a result of this item, as well as other less significant discrete items recognized during the quarter, we recorded a net increase of $17.1 million in net unrecognized tax benefits. We also recognized a charge to the provision of $2.6 million for other discrete items.

The California Budget Act of 2008, which was signed into law on February 20, 2009, revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore less likely to be realized. As a result, we recorded a $19.4 million charge in the first quarter of 2009 to reduce our previously recognized California deferred tax assets.

Because our projected tax rate is unusually volatile, the provision for income taxes in our Condensed Consolidated Statements of Operations reflects our actual effective tax rate for the three and nine months ended September 26, 2009. We believe our year-to-date tax provision for income taxes is the most reliable estimate of our effective tax rate for the year. The effective income tax rate for the full fiscal year will likely be different from the tax rate in effect for the three and nine months ended September 26, 2009 and could be considerably higher or lower, depending largely on our operating results before taxes and the geographic mix of income (loss) for the year.

Note 15. Stock-Based Compensation

The following table summarizes the stock-based compensation expense related to stock options, restricted stock and our employee stock purchase plan (ESPP) included in our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands)
	(1)	(2)	(1)	(2)
Cost of sales	$941	$749	$2,448	$2,166
Selling, general and administrative	3,699	4,632	13,905	15,140
Research and development	2,058	2,558	6,525	7,530

Total stock-based compensation expense	$6,698	$7,939	$22,878	$24,836

(1)	Amounts include amortization expense related to stock options of $3.6 million and $10.8 million, ESPP of $0 and $0.9 million, and restricted stock awards of $3.1 million and $11.2 million for the three and nine months ended September 26, 2009, respectively. The related income tax benefit recognized in the Condensed Consolidated Statements of Operations was $1.5 million and $5.4 million for the three and nine months ended September 26, 2009, respectively.

(2)	Amounts include amortization expense related to stock options of $4.0 million and $12.9 million, ESPP of $0.6 million and $2.0 million, and restricted stock awards of $3.3 million and $9.9 million for the three and nine months ended September 27, 2008, respectively. The related income tax benefit recognized in the Condensed Consolidated Statements of Operations was $2.1 million and $6.5 million for the three and nine months ended September 27, 2008, respectively.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The exercise price of each stock option is the closing market price of our common stock on the date of grant. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. The fair values of stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Risk-free interest rate	1.9%	2.6%	1.7%	2.7%
Volatility	51.4%	52.7%	56.1%	51.7%
Expected term	3.9 years	4.3 years	4.0 years	4.3 years
Dividends	None	None	None	None

Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the option.

A summary of stock option activity for the nine months ended September 26, 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding, beginning of period	20,927	$30.35
Grants	81	16.79
Exercises	(33)	18.06
Forfeitures or expirations	(2,272)	30.21

Outstanding, end of period	18,703	$30.33	4.53	$14,229

Vested and expected to vest, end of period	18,195	$30.65	4.41	$11,766
Exercisable, end of period	14,816	$32.71	3.54	$62

The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1.8 million shares that had exercise prices lower than the market price of our common stock as of September 26, 2009. The aggregate intrinsic value of options exercised, determined as of the date of exercise, was insignificant for each of the three and nine months ended September 26, 2009 and $0.2 million and $0.9 million for the three and nine months ended September 27, 2008, respectively. The total cash received from employees as a result of stock option exercises was $0.1 million and $0.6 million for the three and nine months ended September 26, 2009, respectively, and $0.7 million and $1.6 million for the three and nine months ended September 27, 2008, respectively. The weighted-average grant date fair value of options granted was $8.14 and $7.42 for the three and nine months ended September 26, 2009, respectively, and $9.40 and $9.80 for the three and nine months ended September 27, 2008, respectively. In connection with the disqualifying dispositions of incentive stock options and exercises of nonqualified stock options, we realized tax benefits of $0.1 million for the three and nine months ended September 26, 2009, respectively, and tax benefits of $0.1 million and $0.2 million for the three and nine months ended September 27, 2008. We settle employee stock option exercises with newly issued common shares.

As of September 26, 2009 there was $22.4 million of unrecognized compensation cost related to unvested stock options, of which $4.0 million is expected to be recognized in the fourth quarter of 2009, and $11.5 million, $4.9 million, and $2.0 million is expected to be recognized in 2010, 2011 and 2012, respectively.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Awards

Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Restricted stock awards generally vest over three, four, or five-year periods, excluding certain awards that vest upon the achievement of specific performance targets. A summary of restricted stock award activity for the nine months ended September 26, 2009 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards, beginning of period	3,399	$22.69
Granted	162	16.19
Vested	(349)	29.30
Forfeited	(265)	22.97

Unvested restricted stock awards, end of period	2,947	$21.52

The unvested restricted stock awards at September 26, 2009 include 2.1 million restricted stock units.

The total fair value of restricted stock awards that vested was $0.4 million and $6.2 million for the three and nine months ended September 26, 2009, respectively, and $0.1 million and $1.7 million for the three and nine months ended September 27, 2008, respectively. In connection with the vesting of these awards, we realized tax benefits of $0.1 million and $1.9 million for the three and nine months ended September 26, 2009, respectively, and $0.1 million and $0.6 million for the three and nine months ended September 27, 2008, respectively. As of September 26, 2009, there were a total of 0.8 million shares of restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not met.

As of September 26, 2009 there was $22.2 million of unrecognized compensation cost related to restricted stock awards, of which $3.3 million is expected to be recognized in the fourth quarter of 2009, and $8.9 million, $7.3 million, $2.6 million and $0.1 million, is expected to be recognized in 2010, 2011, 2012, and 2013, respectively.

Employee Stock Purchase Plan

Our ESPP was suspended indefinitely effective May 1, 2009, the end of our most recent offering period, by action of our Board of Directors. Further action by the Board of Directors will be required to reinstate our ESPP. Our ESPP allowed qualified employees to purchase shares of common stock at 85 percent of the fair market value on specified dates. The fair values of ESPP were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Risk-free interest rate	—	1.7%	1.1%	2.7%
Volatility	—	40.0%	49.0%	39.3%
Expected term	—	6 months	6 months	6 months
Dividends	—	None	None	None

The weighted-average grant date fair value of shares issued was $4.53 for the nine months ended September 26, 2009 and $6.11 and $6.64 for the three and nine months ended September 27, 2008, respectively. In connection with our ESPP, we realized tax benefits attributed to disqualifying dispositions of $0.1 million and $0.2 million for the three and nine months ended September 26, 2009, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 27, 2008, respectively.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Segment information for the periods presented is as follows:

	Three Months Ended September 26, 2009			Nine Months Ended September 26, 2009
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Sales to unaffiliated customers	$162,029	$14,850	$176,879	$342,594	$52,406	$395,000
Operating income (loss)	$1,420	$(4,697)	$(3,277)	$(94,293)	$(19,747)	$(114,040)

	Three Months Ended September 27, 2008			Nine Months Ended September 27, 2008
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Sales to unaffiliated customers	$207,050	$43,048	$250,098	$685,672	$136,879	$822,551
Operating income	$3,139	$2,878	$6,017	$4,162	$17,744	$21,906

	September 26, 2009			December 31, 2008
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Total assets	$1,428,304	$97,615	$1,525,919	$1,506,782	$130,745	$1,637,527

Note 17. Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expenses of $0.2 million and $0.6 million for the three and nine months ended September 26, 2009, respectively, and $0.1 million and $0.6 million for the three and nine months ended September 27, 2008, respectively.

Novellus employs, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amount recognized for these immediate family members was $0.1 million and $0.3 million for the three and nine months ended September 26, 2009, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 27, 2008, respectively.

We have outstanding loans to non-executive vice presidents and other key personnel. As of September 26, 2009 and December 31, 2008, the total outstanding balance of such loans was $0.7 million and $0.9 million, respectively. As of September 26, 2009, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to these types of loans has not historically been significant.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation:

•

Our belief that the impairment related to auction-rate securities is temporary, our intent to not sell our auction-rate securities, our belief that we will not be required to sell our auction-rate securities before recovery, our expectation to recover the amortized cost of our auction-rate securities, and our belief that we will ultimately be able to liquidate our investments in auction-rate securities without significant loss through successful auctions, redemptions of securities by the issuers or upon maturity;

•	Our anticipation to reclassify the accumulated loss recorded as of September 26, 2009 for cash flow hedges from OCI to net sales within twelve months;

•	Our expectation that the adoption of certain accounting pronouncements will not have a significant impact on our Condensed Consolidated Financial Statements;

•

Our estimated amortization expense for currently recognized identifiable intangible assets for the fourth quarter of 2009 and for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively;

•

Our expectation that the remaining obligations in connection with vacated facilities will be satisfied no later than the expiration dates of the lease terms, which expire on various dates through 2017;

•

Our expectation that the ultimate disposition of the Linear litigation and other litigation matters that have arisen, or may arise in the future, in the normal course of business will not have a material adverse effect on our business, financial condition or operating results;

•

Our expectation that in years 2011 and beyond our income subject to tax in California will be lower, our expectation that our deferred tax assets are less likely to be realized due to the recent California tax law change, our plan to continue to assess our tax valuation allowance on our California deferred tax assets in future periods, and our belief that our year-to-date tax provision for income taxes is the most reliable estimate of our annual effective income tax rate;

•

Our expectation that of the $22.4 million of unrecognized compensation cost related to unvested stock options, $4.0 million is expected to be recognized in the fourth quarter of 2009, and $11.5 million, $4.9 million and $2.0 million is expected to be recognized in 2010, 2011 and 2012, respectively;

•

Our expectation that of the $22.2 million of unrecognized compensation cost related to restricted stock awards, $3.3 million is expected to be recognized in the fourth quarter of 2009 and $8.9 million, $7.3 million, $2.6 million and $0.1 million will be recognized in 2010, 2011, 2012 and 2013, respectively;

•

Our belief that significant investment in research and development is required to remain competitive, our plan to continue to invest in new products and enhance our current product lines, and our belief that our continued investment in research and development has positioned us for future growth;

•	Our belief that our operations will continue to be increasingly impacted by the prime wafer industry, which is characterized by intense competition and rapidly changing technology;

•	Our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology;

•

Our intent to continue to work closely with our customers and make substantial investments in research and development in order to deliver innovative products which enhance productivity for our customers to utilize the latest technology;

•	Our expectation that chip unit growth will resume in 2010 and beyond, and with it, spending on semiconductor equipment;

•	Our expectation that we will incur additional costs related to consolidating our manufacturing operations in our Tualatin, Oregon facility;

•	Our expectation that net orders will fluctuate due to the cyclicality of the semiconductor industry;

•	Our plan for continued focus on operational execution and paring down our cost structure to improve operating results;

•	Our plan to continue managing both our variable and fixed cost structure with the objective of maximizing our cash flow from operations;

•	Our belief that operating expenses will increase if we were to return to profitability;

•	Our belief that all of our net deferred tax assets will be realized;

•	Our belief that our current cash position and available borrowing capacity will be sufficient to meet our needs through the next twelve months;

•	Our belief that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future;

•	Our expectation that we will continue to experience significant fluctuations in our quarterly operating results;

•

Our intention to use the proceeds from certain credit agreements for working capital and other general corporate purposes, including the repurchase of shares; and our intention to repurchase shares from time to time in the open market, through block purchases or otherwise; and

•

Our belief that future impairment charges related to goodwill or long-lived assets may be required if our future operating results do not meet current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units.

Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

•	Unanticipated trends with respect to the cyclicality of the semiconductor industry;

•	Our inability to reclassify the accumulated loss for our cash flow hedges from OCI to net sales within twelve months;

•	Inaccuracies regarding growth potential in the Asia region over the long term;

•	A sustained decrease in or leveling off of customer demand;

•	Our inability to make adequate inventory valuation adjustments in a timely manner;

•	Our inability to manage inventory levels;

•

Unexpected changes in the tax regulatory environment, changes in accounting and tax standards or practices, and our inability to achieve a tax benefit due to unexpected changes in domestic tax regulations;

•	Our inability to predict the ultimate outcome of the Linear litigation and other current litigation on our business, financial conditions or operating results;

•	Our inability to accurately predict the impact of new accounting pronouncements on our Condensed Consolidated Financial Statements;

•	Our inability to accurately assess the period in which we will recognize unrecognized compensation related to unvested stock options and restricted stock awards;

•	Inaccuracies related to the timing and satisfaction of remaining obligations related to vacated leases;

•	Unexpected shipment delays which adversely impact shipment volumes;

•	Our inability to meet certain performance conditions that may result in forfeiture of certain restricted stock awards;

•

Unexpected increase in costs associated with manufacturing our products; our inability to anticipate cyclical changes in customers’ capacity utilization and demand; the negative impact of higher cost of services on gross margins;

•	Our inability to realize efficiencies from outsourcing; inefficiencies in the allocation of funds towards our research and development efforts to our existing and new product lines;

•	Unexpected complications related to timing, success and cost of our manufacturing consolidation efforts;

•	Unexpected difficulties in introducing new and enhanced products in a timely manner in order to remain competitive;

•	Unexpected changing product needs of our customers, the loss of major customers, and the need to seek new customers and diversify our customer base;

•	An unanticipated need for additional liquid assets in the next twelve months;

•	Our inability to enforce our patents and protect our trade secrets;

•

Our inability to recover the amortized cost of our investments in auction-rate securities, market changes negatively affecting auction-rate securities and the government’s inability to guarantee the underlying securities;

•	Our inability to accurately predict customers capital spending over the long term;

•	Further periodic downturns in the semiconductor industry which could have a material adverse effect on the semiconductor industry’s demand for semiconductor processing equipment;

•	Our inability to accurately predict mega-fabrication trends in memory manufacturing and uncertainties related to the acceptance of new technology into the memory market;

•	The introduction of new products by competitors;

•	Our inability to gain and leverage market position during the economic downturn;

•	Unexpected shifts in market demands for both memory and logic products; and

•	Uncertainties related to growth in the electronic industry and our inability to successfully select, develop, and market new products, or enhance existing products.

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

Overview of Our Business and Industry

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus, we primarily develop, manufacture, sell and support equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Customers for these products manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties. The segment of our business serving this area is the Semiconductor Group. Beginning in 2004, Novellus entered into market segments beyond semiconductor manufacturing through various acquisitions. The segment we refer to as our Industrial Applications Group develops, manufactures, sells and supports grinding, lapping and polishing equipment for fine-surface optimization and serves a broad spectrum of industrial applications.

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

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles and trends which are difficult to predict. The demand for our products is affected by the profitability of our customers which is driven by capacity and the market supply-demand balance for their products. Our customers operate principally in the semiconductor memory and logic markets. In fiscal 2006 and 2007, our memory customers grew capacity and those capacity additions outpaced the rate of demand, leading to declines in the average selling price of memory chips. This oversupply-driven weakness in the memory markets was rendered more severe in the second half of 2008 and the first half of 2009 by the contraction in demand for semiconductors due to the global economic crisis. Semiconductor sales have rebounded strongly in recent months, leading to a resumption in capacity additions by our customers; however, semiconductor and semiconductor capital equipment sales are still expected to decline year-over-year in 2009. While we can provide no assurances, in keeping with the historical cyclical nature of the industry, we generally expect chip unit growth to resume in 2010 and beyond, and with it, spending on semiconductor equipment.

Given the significant downward pressure on revenues over the past two years, we continue to focus on operational execution and paring down our cost structure to improve operating results. We plan to continue managing both our variable and fixed cost structure with the objective of maximizing cash flow from operations, including the consolidation of buildings at our San Jose, California campus. However, if we were to return to profitability we would expect an increase in variable compensation. In July 2009 we announced our plans to consolidate manufacturing in our Tualatin, Oregon facility by the end of 2009 at an incremental cost of $6 million to $10 million. In the third quarter of 2009, we incurred $3.0 million in additional charges, of which $1.2 million related to our manufacturing consolidation efforts and the remaining $1.8 million were primarily due to other reductions in workforce. Of these charges, $1.2 million was in cost of sales, $0.9 million was in selling, general and administrative expenses, $0.6 million was in research and development expenses and $0.3 million was in restructuring charges.

We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income and net income per share are the primary measures we use to monitor performance. We also use certain non-GAAP measures, such as shipments and net orders, to assess business trends and performance. Shipments consist of products shipped to customers, without regard to net sales adjustments such as deferrals associated with customer acceptance. Net orders, which are also referred to as bookings, consist of current period orders less current period cancellations and other adjustments. Net orders reported for the third quarter of 2009, the second quarter of 2009, the first quarter of 2009 and the fourth quarter of 2008 were reduced by $12.3 million, $8.0 million, $10.6 million and $44.9 million, respectively, due to customer cancellations and backlog adjustments based upon our assessment that certain customers may not be in a financial position to take delivery within the next 12 months. Shipments and net orders are used to forecast and plan future operations. We do not report orders for systems with delivery dates more than 12 months from the latest balance sheet date.

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2009			2008
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$176,879	$119,208	$98,913	$188,453	$250,098	$257,740	$314,713
Gross profit	$70,708	$31,006	$25,738	$68,517	$111,524	$110,963	$144,940
Net income (loss)	$(4,026)	$(50,008)	$(66,392)	$(130,251)	$1,397	$(2,385)	$15,529
Net income (loss) per share – Diluted	$(0.04)	$(0.52)	$(0.69)	$(1.36)	$0.01	$(0.02)	$0.15
Shipments	$165,446	$119,982	$92,130	$175,635	$230,153	$240,319	$312,857
Change in shipments from prior quarter	38%	30%	(48)%	(24)%	(4)%	(23)%	(14)%
Net orders	$171,548	$111,187	$77,795	$82,695	$202,765	$234,628	$297,025
Change in net orders from prior quarter	54%	43%	(6)%	(59)%	(14)%	(21)%	(13)%

We expect that net orders will continue to fluctuate due to the cyclical nature of our industry. The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders result in revenue either at shipment and transfer of title or upon customer acceptance of the equipment. Our revenue recognition policy, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, addresses the distinction between the revenue recognized upon shipment and transfer of title and the revenue recognized upon customer acceptance. Equipment is generally shipped within two to nine months of receiving the related order and, if applicable, customer acceptance is typically received one to nine months after shipment. These time lines are general estimates and actual times may vary depending on various circumstances.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of inventory, valuation of goodwill and other intangible assets, valuation of deferred tax assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, measurement of stock-based compensation expense, valuation of investments, adequacy of the allowance for doubtful accounts and adequacy of loss contingencies, including those related to legal matters. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008. Except for the critical accounting policy set forth below entitled “Income Taxes” and “Goodwill,” there have been no significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

Income Taxes

Because our projected tax rate is unusually volatile, the provision for income taxes in our Condensed Consolidated Statements of Operations reflects our actual effective tax rate for the three and nine months ended September 26, 2009. We believe our year-to-date tax provision for income taxes is the most reliable estimate of our effective tax rate for the year. The effective income tax rate for the full fiscal year will likely be different from the tax rate in effect for the three and nine months ended September 26, 2009 and could be considerably higher or lower, depending largely on our operating results before taxes and the geographic mix of income (loss) for the year. Our future effective income tax rate also depends on other factors, such as tax legislation, non-deductible expenses incurred in connection with acquisitions and other discretely recorded items, including interest expense on uncertain tax positions and deductions for compensation expense related to stock options and restricted stock.

As of September 26, 2009, we had $112.7 million of net deferred tax assets. We currently believe all of our net deferred tax assets will be realized due to anticipated future income and our ability to carry back losses to prior years. We have considered all sources of taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If, in the future, we determine that we will not be able to realize all or part of our net deferred tax assets, a valuation allowance for deferred tax assets would decrease income in the period in which such determination is made. If market conditions change significantly within the next 12 months then it is reasonably possible that our valuation allowance will change.

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

Our annual impairment test in the fourth quarter of 2008 resulted in a non-cash impairment charge within our Industrial Applications Group. The fair value of our Semiconductor Group marginally exceeded book value, which indicated that no impairment was present for this reporting unit. As of March 28, 2009 our expectations of future operating results for both reporting units declined from those used to perform our 2008 annual impairment test. This fact, in conjunction with the results of the fourth quarter 2008 annual impairment test, led us to determine that an indicator of potential impairment existed and that an interim impairment test was required. After completing the first step of the interim impairment test, we determined that the estimated fair value of each reporting unit exceeded its carrying value and as a result, no additional impairment charges were recorded. The fair value of our Industrial Applications Group exceeded its book value of $42.6 million by 44% in the first step of the impairment test performed as of March 28, 2009. No indicators of impairment were present during the second and third quarters of 2009. Given the relatively low fair value of this reporting unit, our impairment analysis is highly sensitive to slight changes in assumptions to our valuation model. As a result, we believe it is reasonably possible that our Industrial Applications Group could fail the first step in our annual impairment test to be completed in the fourth quarter of 2009. This analysis will be completed in conjunction with our update of the expected operating performance for each unit as part of our annual strategic planning process.

If our future operating results do not meet current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, future impairment charges related to goodwill or long-lived assets for both of our reporting units may be required. As of September 26, 2009, the carrying amounts of goodwill on our Consolidated Balance Sheet subject to impairment are $108.4 million and $18.5 million for the Semiconductor Group and Industrial Applications Group, respectively. We amortize our intangible assets with definite lives on a straight-line basis over their estimated useful lives.

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
	September 26, 2009	June 27, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands)
Semiconductor Group	$162,029	$103,987	$207,050	$342,594	$685,672
Industrial Applications Group	14,850	15,221	43,048	52,406	136,879

Net sales	$176,879	$119,208	$250,098	$395,000	$822,551

The net sales we report are correlated to shipments and the timing of customer acceptance. Deferred revenue at the end of the third quarter of 2009 was $32.3 million compared to deferred revenue of $43.8 million at the end of the second quarter of 2009.

Semiconductor net sales for the third quarter of 2009 increased by 56% compared to the second quarter of 2009 due to a continued investment from foundries for leading edge technology products and improved spending from memory customers, driven by favorable price trends in both NAND and DRAM, following significantly reduced levels of semiconductor industry sales experienced in the first half of 2009. Semiconductor net sales for the third quarter of 2009 are down 22% quarter-to-date and 50% year-to-date compared to the same periods in 2008, primarily as a result of ongoing weakness in the overall economy and the semiconductor industry.

Industrial Application Group net sales for the third quarter of 2009 remained essentially unchanged from the second quarter of 2009. Net sales for the third quarter and the first nine months of 2009 are down 66% and 62%, respectively, compared to the same periods in 2008. These declines are primarily due to decreased demand for our industrial products as a result of deterioration in the global economy.

Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Three Months Ended			Nine Months Ended
	September 26, 2009	June 27, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Asia	62%	54%	58%	52%	61%
North America	30%	32%	29%	35%	28%
Europe	8%	14%	13%	13%	11%

Gross Profit

	Three Months Ended			Nine Months Ended
	September 26, 2009	June 27, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands, except percentages)
Gross profit	$70,708	$31,006	$111,524	$127,452	$367,427
Gross margin	40%	26%	45%	32%	45%

Our gross margin of 40% in the third quarter of 2009 increased compared to the second quarter 2009 gross margin of 26%. We recorded $1.2 million of charges in the third quarter of 2009 primarily related to our manufacturing consolidation efforts in Oregon and $7.6 million of charges in the second quarter of 2009 for inventory write-downs associated with the scaling back of our CMP operations and for reductions in workforce. Without these items, gross margin improved largely as a result of higher absorption of fixed overhead costs on increased shipment volumes compared to the previous quarter. During the third quarter of 2009, we sold previously written down inventory, which resulted in gross profit of $4.4 million. Those sales had no impact on our third quarter 2009 gross margin percentage. The decline in gross margin for the three and nine months ended September 26, 2009 compared to the same periods in the prior year is primarily due to reduced absorption of fixed overhead costs on lower shipment volumes.

Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 26, 2009	June 27, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands, except percentages)
SG&A expense	$36,648	$46,128	$52,039	$125,565	$173,856
% of net sales	21%	39%	21%	32%	21%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

SG&A expense decreased $9.5 million in the third quarter of 2009 from the second quarter of 2009 due to lower employee compensation costs resulting from reductions in workforce in the prior quarter and additional shutdown days in the third quarter. We also benefited by $1.4 million due to the recovery of a previously written off receivable. Significant decreases in SG&A expense for the three and nine months ended September 26, 2009 compared to the same periods in 2008, are due to lower headcount and a continued focus on reducing operating expenses. However, 2009 year-to-date SG&A expense as a percentage of net sales increased compared to the first nine months of the prior year, primarily due to the decline in net sales.

Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 26, 2009	June 27, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands, except percentages)
R&D expense	$37,013	$39,341	$51,649	$112,369	$168,804
% of net sales	21%	33%	21%	28%	21%

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

R&D expense decreased $2.3 million in the third quarter of 2009 from the second quarter of 2009, due to lower employee compensation costs resulting from reductions in workforce in the prior quarter and additional shutdown days in the third quarter. Significant decreases in R&D expense for the three and nine months ended September 26, 2009 compared to the same periods in the prior year are due to lower headcount and a continued focus on reducing operating expenses. However, 2009 year-to-date R&D expense as a percentage of net sales increased for the year-to-date period compared to prior year primarily due to the decline in net sales.

Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 26, 2009	June 27, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands, except percentages)
Restructuring charges	$324	$2,921	$1,819	$3,558	$2,861
% of net sales	Less than 1%	2%	1%	1%	Less than 1%

For the nine months ended September 26, 2009, we incurred $3.6 million in additional restructuring charges primarily resulting from changes in estimates of future sublease income for facility exit activities recorded in prior years.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 26, 2009	June 27, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands, except percentages)
Interest and other income (expense), net	$(124)	$2,906	$3,055	$4,078	$9,080
% of net sales	Less than (1)%	2%	1%	1%	1%

Interest and other income (expense), net, includes interest income, interest expense and other non-operating items. Interest and other income (expense), net, declined in the third quarter of 2009 compared to the second quarter of 2009 and the third quarter of 2008 due to unfavorable changes in foreign exchange rates and lower interest income due to less favorable interest rates.

Income Taxes

	Three Months Ended			Nine Months Ended
	September 26, 2009	June 27, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$625	$(4,470)	$7,675	$10,464	$16,445
% of income (loss) before income taxes	(18)%	8%	85%	(10)%	53%

Our provision for income taxes for the three months ended September 26, 2009 was $0.6 million, compared to a benefit of $4.5 million for the three months ended June 27, 2009 and a provision of $7.7 million for the three months ended September 27, 2008. These fluctuations primarily result from changes in our operating results before income taxes, along with the geographical mix of those results between periods, and the discrete tax items discussed below. Our provision for income taxes was $10.5 million and $16.4 million for the nine months ended September 26, 2009 and September 27, 2008, respectively. We recorded a tax charge of $19.4 million in the first quarter of 2009 as described below, which impacted the typical relationship between pre-tax income (loss) and the provision for (benefit from) income taxes for nine months ended September 26, 2009. The impact of this charge is offset by changes in our current year-to-date pre-tax loss compared to 2008 pre-tax income, along with the geographical mix of those losses in the current year, and the discrete tax items discussed below.

During the three months ended September 26, 2009, we recorded a discrete net benefit from income taxes of $1.0 million related to several items. Included in those items is a net tax benefit of $20.7 million due to the utilization of net operating loss carryforwards. In addition, we reviewed our intercompany agreements which resulted in a modification. This modification has no immediate impact to operating cash flow and is expected to reduce our tax liability in future years. As a result of this item, as well as other less significant discrete items recognized during the quarter, we recorded a net increase of $17.1 million in net unrecognized tax benefits. We also recognized a charge to the provision of $2.6 million for other discrete items.

The California Budget Act of 2008, which was signed into law on February 20, 2009, revises certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We now expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore less likely to be realized. As a result, we recorded a $19.4 million charge in the first quarter of 2009 to reduce our previously recognized California deferred tax assets.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

	September 26, 2009	December 31, 2008
	(In thousands)
Cash and cash equivalents	$171,192	$184,332
Short-term investments	312,392	286,556

Total cash, cash equivalents and short-term investments	$483,584	$470,888

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of liquidity as of September 26, 2009 consisted of $483.6 million of cash, cash equivalents and short-term investments, an increase of $12.7 million from December 31, 2008.

Restricted Cash, Cash Equivalents and Long-Term Investments

	September 26, 2009	December 31, 2008
	(In thousands)
Restricted cash and cash equivalents	$140,663	$119,702
Long-term investments	79,476	91,873

Total restricted cash and cash equivalents and long-term investments	$220,139	$211,575

We held $220.1 million in restricted cash and long-term investments as of September 26, 2009, an increase of $8.6 million from $211.6 million as of December 31, 2008. Our restricted cash and cash equivalents primarily represent collateral for our long-term debt obligations and are deposited in money market funds with our lender.

Long-term investments relate to tax-exempt auction-rate securities whose underlying assets are either student loans substantially backed by the federal government or closed-end municipal funds. Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal funds. Our auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless or until (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently, there are no active secondary markets. As of September 26, 2009 we have recorded a cumulative temporary unrealized impairment loss of $11.8 million within other comprehensive income in our Condensed Consolidated Financial Statements as of September 26, 2009. We believe that this impairment is temporary as we do not intend to sell these securities, we will not be required to sell these securities before recovery and we expect to recover the amortized cost of these securities. During the three and nine months ended September 26, 2009, we redeemed $6.8 million and $17.0 million, respectively, of our auction-rate securities at amortized cost.

Cash Flow Summary

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$25,035	$171,857
Investing activities	(37,031)	11,900
Financing activities	(1,430)	(197,408)
Effects of exchange rate changes on cash and cash equivalents	286	811

Net decrease in cash and cash equivalents	$(13,140)	$(12,840)

Operating

Net cash provided by operating activities during the nine months ended September 26, 2009 was $25.0 million. Our net loss of $120.4 million for the nine months ended September 26, 2009 was offset by $64.2 million in non-cash expense items and $81.2 million in favorable working capital changes. The primary drivers impacting working capital were a decrease in accounts receivable, net of $31.3 million due to strong collection efforts and a reduction in inventories of $65.7 million as a result of continued focus on optimizing inventory levels.

Net cash provided by operating activities during the nine months ended September 27, 2008 was $171.9 million. This amount consisted of $14.5 million provided by net income, adjusted for non-cash expense items of $84.4 million and favorable working capital changes of $73.0 million.

Investing

Net cash used in investing activities during the nine months ended September 26, 2009 was $37.0 million. This amount consisted of an increase in restricted cash and cash equivalents of $18.6 million, capital expenditures of $9.1 million, net purchases of investments of $8.6 million and an intangible asset purchase of $2.0 million. These increases were offset by proceeds from the sale of property and equipment of $1.3 million. As of September 26, 2009, we had no significant commitments to purchase property or equipment.

Net cash provided by investing activities during the nine months ended September 27, 2008 was $11.9 million, which consisted of net proceeds from investments of $14.4 million and a decrease in restricted cash and cash equivalents of $14.2 million, offset by capital expenditures of $16.7 million.

Financing

Net cash used in financing activities during the nine months ended September 26, 2009 was $1.4 million primarily as a result of stock repurchases of $6.3 million and offset by proceeds from employee stock compensation plans of $4.4 million. We also refinanced our previous debt obligation of $110.6 million during the second quarter of 2009. See further discussion below.

Net cash used in financing activities during the nine months ended September 27, 2008 was $197.4 million. This amount consisted primarily of repurchases of common stock of $188.9 million and a debt repayment of $15.6 million, offset by proceeds from employee stock compensation plans of $6.4 million.

Credit Arrangements

We have short-term credit facilities with various financial institutions totaling $48.5 million. These credit facilities bear interest at various rates and expire on various dates through August 2010. As of September 26, 2009, $1.7 million of current obligations were outstanding at an average interest rate of 5.0%, $7.9 million was pledged against outstanding letters of credit and the remaining $38.9 million was unutilized.

On June 17, 2009, we entered into a three-year Credit Agreement, which was subsequently amended on September 23, 2009 (as amended, the “Agreement”) with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of EURIBOR plus 75 basis points, the outstanding balance of which is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank, which was due and payable on June 25, 2009. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in June of 2004 and for general corporate purposes. As of September 26, 2009, we had amounts outstanding under the Agreement of 79.5 million Euros, or $117.4 million, at an effective interest rate of 1.2%, secured by deposits in money market funds at a minimum of 105 percent of the outstanding balance. The Agreement contains a financial covenant with which we were in compliance as of September 26, 2009.

We terminated our $150.0 million senior unsecured revolving credit facility with Bank of America, N.A. on April 21, 2009 and did not incur any penalties related to the termination. We had no amounts available or outstanding under this facility as of the termination date.

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

There have been no material developments in litigation matters during the quarter ended September 26, 2009 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. The risk factors set forth below entitled “Ongoing weakening in the global economy and tightening of the credit markets has affected and may continue to adversely affect our results of operations or our liquidity,” “Changes in tax rules, tax assets or liabilities have negatively impacted our results and may continue to negatively impact our financial results,” “We have incurred and may in the future incur impairments to goodwill or long-lived assets,” “Our quarterly operating results and stock price are unpredictable,” “Our liquidity can be affected by unanticipated events in the credit markets,” “We are exposed to the risks of global operations,” and “We maintain a self-insurance program with respect to our property, casualty and other risks and are exposed to excessive costs that may not be covered by our insurance plans” have been revised from the prior statement on our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

Ongoing weakening in the global economy and tightening of the credit markets has affected and may continue to adversely affect our results of operations and our liquidity.

Our operations have been adversely affected by the weakening in the global economy, turmoil in the financial markets and tightening of the credit markets, which have caused our customers to delay or discontinue spending on our products. From time to time, the semiconductor industry has experienced significant downturns, such as the current downturn. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and in our results of operations. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of the industry or particular markets within the industry to fully recover from downturns could adversely impact our business, our financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor industry, which could cause large fluctuations in our stock price.

Additionally, recent general worldwide economic conditions have experienced a deterioration due to credit conditions resulting from the current financial crisis affecting the banking system and financial markets and other factors, slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity issues in the semiconductor industry. These conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to further slow spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit or could even need to file for bankruptcy. Either of these circumstances could result in an impairment of their ability to make timely payments to us. If these circumstances were to occur, we may be required to increase our allowance for doubtful accounts and backlog would be negatively impacted.

Furthermore, in periods of high volatility, semiconductor companies, being several steps removed from the end consumer in the supply chain, traditionally experience growth patterns different from those experienced by end customers. This can manifest itself in periods of growth in excess of their customers’ followed by periods of under-shipment before the volatility settles down. However, given recent economic conditions, it is possible that any correlation will continue to be less predictable and will result in increased volatility in our operating results and stock price. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide in the semiconductor industry. If the economy or markets in which we operate do not continue at their present levels or continue to deteriorate, we may record additional charges related to restructuring costs and our business, financial condition and results of operations could be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.

Downturns in the semiconductor industry negatively impact demand for our equipment.

Our Semiconductor Group depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. The semiconductor industry has historically been cyclical and has experienced periodic downturns that reduced the demand for semiconductor processing equipment, including equipment that we manufacture and market. These periods have historically been followed by periods of rapid growth. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, and at the same time motivate and retain key employees and maintain a stable management team. Also, our inventory levels have at times been higher than optimal and our gross margins have at times been lower than optimal due to lower production volumes during these periods. We cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity, and hire and assimilate a sufficient number of qualified people to meet customer demand. Net orders, net sales and results of operations may be adversely affected if we fail to respond to changing industry and economic conditions in a timely and effective manner.

We have experienced an increase in net orders in the past two quarters of 2009 after experiencing declines in net orders during each successive quarter in 2008 through the first quarter of 2009. Despite these increases, we could experience decreases in net orders in the future, and as a result, our net sales and operating results may be adversely affected. Over the past two years, we have implemented reductions in workforce and additional cost reduction actions to align our business with weakening industry and economic conditions. Future restructurings or other cost reduction actions may be required, which may have an adverse impact on our results of operations and our ability to capitalize on opportunities in a market recovery.

Changes in tax rates, tax assets or liabilities have negatively impacted our results and may continue to negatively impact our future results.

We are subject to taxation in the United States and other countries. Our effective tax rate has fluctuated in the past and may continue to fluctuate in the future. For example, the California Budget Act of 2008, which was signed into law on February 20, 2009, resulted in a $19.4 million charge to reduce our previously recognized California deferred tax assets in the first quarter of 2009. Factors that could materially affect our future effective tax rates include, but are not limited to:

•	Composition of earnings in countries with differing tax rates;

•	Changes in the valuation of deferred tax assets and liabilities;

•	Changes in the regulatory environment;

•	Changes in accounting and tax standards or practices;

•	Overall business conditions in the semiconductor equipment industry;

•	Increases in expenses not deductible for tax purposes, including impairments of goodwill and other-than-temporary impairments to investments; and

•	Changes in available tax credits.

We are also subject to regular examination of our tax returns by the Internal Revenue Service (IRS) and other tax authorities, including state revenue agencies and foreign governments. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. We could face significant future challenges on these transfer pricing issues in one or more jurisdictions. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could adversely impact our financial condition and results of operations.

We have incurred and may in the future incur impairments to goodwill or long-lived assets.

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We recorded an impairment charge in the fourth quarter of 2008 to reduce the carrying value of goodwill within our Industrial Applications Group (IAG) reporting unit. Given the relatively low fair value of this reporting unit, our impairment analysis is highly sensitive to slight changes in assumptions to our valuation model. As a result, we believe it is reasonably possible that our IAG could fail the first step in our annual impairment test which could result in additional impairment charges that would adversely affect our results of operations.

Continued negative industry or economic trends, including the lack of recovery in the market price of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in the Semiconductor Group or IAG could lead to additional impairment charges of our long-lived assets, including goodwill and other intangible assets. If, in any period, our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than our book value, this could also indicate a potential impairment and we may be required to record an impairment charge in that period.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from results. Additionally, if our analysis results in further impairment to our goodwill for the Semiconductor Group or IAG, we may be required to record additional charges to earnings in our financial statements, which may negatively impact our results of operations.

Our financial results have fallen short and may continue to fall short of anticipated levels; forecasting net sales and profitability is complex and our financial results are difficult to forecast.

Management typically provides quarterly financial forecasts. These forecasts, when made, are based on assumptions believed to be reasonable at the time. However, actual results may vary from forecasted results for a variety of reasons. For example, our financial results in the first and fourth quarters of 2008 fell short of previously announced guidance for those quarters. The first quarter shortfall was the result of higher than anticipated manufacturing costs, higher write-downs of evaluation systems and a higher than anticipated effective tax rate. The fourth quarter shortfall was the result of customer delays in scheduled shipments and cancellations of systems orders due to the rapid decline in the economy during the quarter. Our lengthy sales cycle, coupled with the weakening in the global economy, makes the timing of customer orders and product acceptances difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. As a result, our revenues and operating results for a quarter depend on our shipping orders as scheduled during that quarter, receiving customer acceptance during the quarter of previously shipped products, and obtaining new orders for products to be shipped in that same quarter. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially and adversely affect our financial results. These factors have caused and may continue to cause our financial results to differ materially from prior periods and from financial forecasts we have previously provided.

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

We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results, which may adversely affect our stock price. Our future quarterly operating results and stock price may not align with past trends. The factors that have had and could continue to lead to fluctuations in our results include, but are not limited to:

•	Economic conditions in the electronics and semiconductor industry generally and the equipment industry specifically;

•	The financial condition of our customers and their ability to purchase our products;

•	Timing and cancellation of customer orders and shipments, including deferring orders of our existing products due to new product announcements by us and/or our competitors;

•	Failure to receive anticipated orders in time to permit shipment during the quarter;

•	Building our systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	Competitive pricing pressures;

•	Intellectual property disputes;

•	The effect of revenue recognized upon acceptance with little or no associated costs;

•	Unpredictability of demand for and variability of mix of our products in our forecast, which can cause unexpected positive or negative inventory adjustments in a particular period;

•	Variability in manufacturing yields;

•	Fluctuation in warranty costs;

•	Foreign currency exchange rate fluctuations, including those related to our Euro-denominated debt obligations;

•	Emergence of new industry standards; and

•	Ability to fund capital requirements.

In addition, the market price at which our common stock trades may be influenced by many factors, including:

•	Our operating and financial performance and prospects;

•	The depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price and the availability of market participants to borrow shares;

•	Investor perception of us and the industry in which we operate;

•	The level of research coverage of our common stock;

•	Changes in earnings estimates or buy/sell recommendations by analysts;

•	General financial and other market conditions; and

•	Domestic and international economic conditions.

Public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons not correlated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

We face risks related to a highly concentrated customer base.

Our customer base, especially in the semiconductor industry, has historically been highly concentrated and is becoming increasingly so in the current economic environment. Sales have come from a relatively limited number of customers, and we expect that sales to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. Although the composition of the group comprising our largest customers varies from year to year, the loss of a significant customer or any reduction in orders from a significant customer could materially and adversely affect our business, financial condition or results of operations, as we may not be able to replace that business. Because products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs.

Our liquidity can be affected by unanticipated events in the credit markets.

Our investment portfolio includes tax-exempt auction-rate securities whose underlying assets are either student loans substantially backed by the federal government or closed-end municipal funds. Due to auction failures in the financial marketplace, we will not have access to these funds unless (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently, there are no active secondary markets. If current market conditions do not improve, additional temporary and other-than-temporary impairment charges could occur in future periods which would reduce the value of our investments and could negatively impact our results of operations.

Rapid technological change in the semiconductor industry requires substantial research and development expenditures and responsiveness to customer needs.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position and our products or technologies may become uncompetitive or obsolete. We devote a significant portion of our personnel and financial resources to R&D programs, and we seek to maintain close relationships with our customers in order to remain responsive to their product and manufacturing process needs. Our success depends in part on our ability to accurately predict evolving industry standards, to develop innovative solutions and improve existing technologies, to win market acceptance of our new and advanced technologies and to manufacture our products in a timely and cost-effective manner. Our products and processes must address changing customer needs in a range of materials, including copper and aluminum, at ever-smaller line widths and feature sizes, while maintaining our focus on manufacturing efficiency and product reliability. If we do not continue to gain market acceptance for our new technologies and products, or develop and introduce improvements in a timely manner in response to changing market conditions or customer requirements, or remain focused on R&D efforts that will translate into greater revenues, our business could be adversely impacted.

In the capital equipment market, technological innovations tend to have long development cycles. We have experienced delays and technical and manufacturing difficulties from time to time in the introduction of certain of our products and product enhancements. In addition, we may experience delays, technical difficulties and manufacturing setbacks in future introductions or volume production of our new systems or enhancements. The increased costs and reduced efficiencies that may be associated with the development, manufacture, sale and support of future products or product enhancements relative to our existing products may adversely affect our operating results.

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

Our success and ability to meet customer demands depend in part on our ability to obtain from our suppliers timely deliveries of parts, components and subassemblies for the manufacture and support of our products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may be obtained only from a single source or from limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us or from a small group of companies in the semiconductor industry. As a result, our supply channels may be vulnerable to disruption. Any such disruption to or termination of our supplier relationships may result in a prolonged inability to secure adequate supplies at reasonable prices or of acceptable quality, and may adversely affect our ability to bring new products to market and deliver them to customers in a timely manner. As a result, it may damage our customer relationships and our results of operations may be adversely affected.

We must attract, retain and motivate key employees and the failure to do so could harm our business and operations.

In order to compete, we must attract, retain and motivate our executives and other key employees. Hiring and retaining qualified executives, engineers, and sales representatives are critical to our business and the competition for experienced employees in the semiconductor industry can be fierce. To help attract, retain and motivate qualified employees, we use share-based compensation awards such as employee stock options and restricted stock awards. If we are unable to attract, retain and motivate highly qualified employees to meet our needs in the future, our business and operations could be harmed.

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

We enter into foreign currency forward exchange contracts to hedge against the short-term impact of currency fluctuations, including forecasted sales transactions denominated in Japanese yen. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates could negatively affect our results of operations and financial condition. Exchange rate volatility may also increase the cost of our exported products for international customers and inhibit demand.

There can be no assurance that any of these factors will not have a material adverse affect on our business, financial condition or results of operations. In addition, each region in the global equipment market exhibits unique market characteristics that can cause capital equipment investment patterns to vary significantly from period to period. We derive a substantial portion of our revenues from customers in Asia. Any negative economic developments, legal or regulatory changes, terrorism in Asia or geo-political instability in Asia, including the possible outbreak of hostilities or epidemics involving Singapore, China, Taiwan, Korea or Japan, could result in the cancellation or delay by certain significant customers of orders for our products, which could adversely affect our business, financial condition or results of operations. Our continuing expansion in Asia renders us increasingly vulnerable to these risks.

We maintain a self-insurance program with respect to our property, casualty and other risks and are exposed to excessive costs that may not be covered by our insurance plans.

We generally maintain various types of insurance policies which provide coverage only upon the occurrence of certain catastrophic losses. Losses not covered by insurance may be substantial and may increase our expenses, which could negatively impact our results of operations. We place our insurance coverage with various carriers in numerous jurisdictions. The types and amounts of insurance that we obtain vary over time and by location, depending on availability, cost, and our decisions with respect to strategic risk management. The policies are subject to deductibles and exclusions that result in what we believe is an acceptable level of risk on a self-insurance basis. Additionally, the financial condition of our insurers’ may be negatively impacted by the recent weakening in the global economy, which could adversely impact such insurers’ financial stability and, consequently, the insurance coverage they provide.

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

Adverse outcomes in current or future legal disputes regarding patent and intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing or selling our products, or compel us to redesign our products to avoid incorporating third parties’ intellectual property. As a result, our product offerings may be delayed, and we may be unable to meet customers’ requirements in a timely manner. Regardless of the merit of any legal disputes, we incur and may be required to incur in the future substantial costs to prosecute or defend our intellectual property rights. Even in the absence of infringement by our products of third parties’ intellectual property rights, we have elected in the past and may in the future elect to seek licenses or enter into settlements to avoid the costs of protracted litigation and the diversion of resources and management attention. However, if the terms of settlements entered into with certain of our competitors are not observed or enforced, we may suffer further costs. Any of these circumstances could have a material adverse affect on our business, financial condition or results of operations.

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

Intellectual Property Litigation

We have received certain claims of infringement of intellectual property rights and may receive other such claims in the future. In the future, such claims may evolve into legal proceedings or litigation against us. It is inherently difficult to assess the outcome of litigation, and there can be no assurance that we will prevail in any specific proceedings. Any such litigation could result in substantial cost to us, including diversion of the efforts of our technical and management personnel, and this could have a material adverse affect on our business, financial condition and operating results. If we are unable to successfully defend against such claims, we could be required to expend significant resources to develop or license alternative non-infringing technology or to obtain a license to the subject technology. There is no assurance that we will be successful with such development, or that a license will be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products, which could materially and adversely affect our business, financial condition and operating results.

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

We have made, and may in the future make, acquisitions of or significant investments in businesses with complementary products, services and technologies. Acquisitions involve numerous risks, including, but not limited to:

•	Difficulties in integrating the operations, technologies, products and personnel of acquired companies;

•	Lack of synergies or the inability to realize expected synergies and cost-savings;

•	Difficulties entering new markets for which we have not previously manufactured and sold products;

•	Revenue and expense levels of acquired entities differing from those anticipated at the time of the acquisitions;

•	Difficulties in managing geographically dispersed operations;

•	The potential loss of key employees, customers and strategic partners of acquired companies;

•	Claims by terminated employees, shareholders of acquired companies or other third parties related to the transaction;

•	The issuance of securities dilutive to current shareholders, assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•	Diversion of management’s attention from normal daily operations of the business;

•	The impairment of acquired intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies; and

•	The incurrence of unforeseen obligations or liabilities.

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

From time to time, we may enhance, modify or upgrade our enterprise resource planning (ERP) system as well as other key software applications used for our worldwide operations. Our ERP system is integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management, and prepare our financial statements.

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

Repurchase of Company Securities

In February 2004 our Board of Directors approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 2007. In September 2004 our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 2009. In October 2007 our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through October 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
June 28, 2009 through August 1, 2009	—	$—	—	$826.7 million
August 2, 2009 through August 29, 2009	—	$—	—	$826.7 million
August 30, 2009 through September 26, 2009	480,018	$20.83	480,018	$816.7 million

Total	480,018	$20.83	480,018	$816.7 million

In addition to shares repurchased above, we withheld 6,870 shares through net share settlements for the three months ended September 26, 2009 upon the vesting of restricted stock awards. For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not included within common stock repurchases under our authorized plan.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted. We are subject to certain limitations regarding the repurchase of common stock under our debt agreement.

ITEM 6:	EXHIBITS

(a) Exhibits

10.1	First Amendment to Credit Agreement, dated as of September 23, 2009, by and between the Registrant and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.29 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2009).

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated November 4, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated November 4, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ Jeffrey C. Benzing
Jeffrey C. Benzing
Executive Vice President and Chief Administrative Officer
(Principal Financial Officer)
November 4, 2009

EXHIBIT INDEX

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated November 4, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 4, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated November 4, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.