Form 10-K
period 2009-12-31
NOVELLUS SYSTEMS INC
filed 2010-02-24
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: (408) 943-9700

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 27, 2009 the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was $1,632,270,159 based on the average of the high and low price of the Common Stock as reported on the NASDAQ Global Select Market on such date.

The number of shares of the Registrant’s Common Stock outstanding on February 19, 2010 was 95,874,987.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

NOVELLUS SYSTEMS, INC.

2009 ANNUAL REPORT ON FORM 10-K

PART I

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

Item 1.	Business

The Company

Novellus Systems, Inc. is a California corporation organized in 1984. Together with its subsidiaries, Novellus develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Customers for this equipment manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties. Novellus also develops, manufactures, sells and supports grinding, lapping and polishing equipment for a broad spectrum of industrial applications.

Novellus operates in two reportable segments, the Semiconductor Group and the Industrial Applications Group. A summary of financial information for each operating segment is found in Note 18 to our Consolidated Financial Statements.

Semiconductor Group

The Semiconductor Group is a manufacturer and supplier of thin-film deposition and surface preparation systems used in the fabrication of integrated circuits. Net sales for the Semiconductor Group operating segment constituted 89%, 83% and 89% of consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

For more than twenty years the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the Internet and the telecommunications industry, and the emergence of new high-technology products for the consumer. From 2001 to 2008, revenue growth in the semiconductor industry compared to the 1990s had moderated, but unit growth remained strong as semiconductors continued to be incorporated into a wide variety of products. In late 2008 and early 2009, the economic downturn had an adverse impact on the overall electronics industry. Unit demand for semiconductors fell for the first time since 2001, leading to an overall decline in semiconductor revenues and an increase in semiconductor inventories. This revenue decline increased the pressure on semiconductor manufacturers to match capacity with demand, which resulted in reduced spending on capital equipment in 2009. However, the semiconductor recovery, which began in the second quarter of 2009, has been strong. As of the end of 2009, semiconductor inventory levels began returning to normalized levels throughout key segments of the electronics industry supply chain. Unit growth rates for chip sales are generally expected to resume in 2010 at historical rates, and if this happens, we expect that increases in spending on semiconductor equipment will follow.

The semiconductor industry has historically been cyclical, with periods of rapid capacity expansion followed by periods of over-capacity. Recent macroeconomic conditions, combined with excess manufacturing capacity, have caused downward pressure on the average selling price of chips. Chip manufacturers have responded to these conditions with increased efforts to reduce manufacturing costs and, at the same time, increase the performance of their products. Because it is a major component of semiconductor production costs, our customers’ investment in semiconductor equipment is affected by these cost reduction efforts, leading to even more pronounced cyclicality in the semiconductor equipment industry.

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

Another trend is the transition to copper from aluminum wiring as the primary conductive material in semiconductor devices. Copper has a lower electrical resistance value than aluminum, and provides a number of performance advantages. Because of the superior properties of copper, a device made with copper typically requires fewer metal layers than one made with aluminum, providing a considerable reduction in manufacturing cost. In comparison to aluminum, copper wiring also allows a substantial improvement in device speed and a significant reduction in device power consumption. Full implementation of copper interconnects in logic devices occurred early in the decade, but adoption of copper as the interconnect metal in memory devices is currently under way. We believe this change will lead to substantial purchases of copper deposition equipment.

The transition to copper interconnects in logic chips occurred hand-in-hand with a transition from traditional insulating films made of silicon oxide to insulators with a low dielectric constant, or “low-k.” Low-k dielectrics reduce the capacitance between metal lines in a device, increasing speed and lowering power consumption. As of today, a new generation of low-k materials, termed “ultra-low-k,” is being adopted by logic chipmakers, posing a new set of challenges to the industry in integrating the new materials into existing manufacturing processes.

In recent years, the focus has shifted back to the transistor and the storage element, the so-called “front-end” of the device. This focus has been driven by considerations of power consumption, speed and form factor, which have become important as chips are increasingly designed for mobile applications. Spending on lithography and associated patterning technologies has increased due to this shift. We expect that deposition and surface preparation technologies will play an important role in these new patterning schemes.

Another trend in the industry has been a continued increase in wafer size. Semiconductor device manufacturers have migrated to 300mm wafers because of the manufacturing cost advantages in comparison to 200mm wafers. The 300mm wafers provide more than 2.25 times as many chips per wafer and significant economies of scale in the manufacturing process. Approximately 98% of our 2009 net orders for wafer fabrication equipment were for 300mm wafer manufacturing.

These trends shape the equipment and process demands of our device-manufacturing customers. These customers generally measure the cost and performance of their production equipment in terms of “cost per wafer,” a ratio determined by factoring in the costs for acquisition and installation of a system, its operating costs, and net throughput rate. In a fixed period of time, a system with higher net throughput allows a manufacturer to recover the purchase price over a greater number of wafers, thereby reducing the cost of ownership of the system on a per-wafer basis. Yield and film qualities are also significant factors in selecting processing equipment. The increased cost of larger and more complex semiconductor wafers has made high yields extremely important to our customers. To achieve higher yields, systems must be able to deposit high quality films repeatably, consistently and reliably.

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

Be Recognized for our Technology in our Served Available Markets — In nanoelectronics manufacturing, technology has always been critically important given the difficulties in manufacturing chips at ever smaller line widths. It is our strategy to anticipate the technologies that customers need, and design innovative products which will enhance their manufacturing capabilities.

Focus on Reducing Customer Costs — Cost is an important component when measuring overall productivity. We strive to provide products and technologies that reduce our customers’ overall cost of ownership by continuing to increase our systems throughput, improving our deposition quality and improving the reliability of our products.

Broaden our Offerings for Front-End and Interconnect Processing — Transistor, storage element, and interconnect structures all play a critical role in determining the overall performance of a semiconductor device. In 2001, we expanded beyond deposition technology and into dry photoresist removal. In 2005, we introduced our ultraviolet thermal processing (UVTP) system for post-deposition treatment of films to control stress and improve mechanical integrity. Our development of tungsten-nitride barriers and PECVD ashable hard mask layers have enabled us to address needs in both front-end and interconnect processing. We continue to develop new products which broaden our market opportunity in the semiconductor manufacturing line.

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

Expand Operational and Customer Support Presence in Asia — In 2007, we established Novellus International Systems, BV in Singapore as our new international headquarters for systems sales. This change more closely aligns our operational structure with our customer base. We have offices in the key locations necessary to compete, and are actively increasing our worldwide sourcing of materials to this region as well.

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

Semiconductor Products

The Semiconductor Group’s products include equipment used in the deposition of thin dielectric (insulating) and metal (conductive) films, as well as equipment used in complementary manufacturing steps including surface preparation (photoresist strip) and ultraviolet thermal processing (film annealing). Integrated circuits are generally built on a silicon wafer substrate, and include a large number of different components such as transistors, capacitors and other electronic devices. These components are connected on the silicon wafer by multiple layers of wiring, called interconnects. To build an integrated circuit, transistors are first fabricated on the surface of the silicon wafer. Wiring and insulating structures are then added as alternating thin-film layers in a series of manufacturing process steps. Typically, a first layer of dielectric material is deposited on top of the transistors. If the conductive material used is aluminum, subsequent metal layers are deposited on top of this base layer, etched to create the conductive interconnects that carry the electricity, and then covered with dielectric material to create the necessary insulation between the interconnects. Following each deposition step, a planarization or polishing process is employed to achieve a flat surface for the manufacturing steps that follow. To construct copper wires, the manufacturing process used is a mirror image of that described for aluminum: the dielectric is etched and the copper wiring is deposited within the etched insulator. Building either copper or aluminum wiring requires these manufacturing steps to be repeated many times. Advanced chip designs may require more than 500 process steps.

Novellus semiconductor manufacturing products are used in a number of different process steps. Our advanced deposition systems use chemical vapor deposition (CVD), physical vapor deposition (PVD), and electrochemical deposition (ECD) processes to form transistor, capacitor, and interconnect layers in an integrated circuit. Our High-Density Plasma CVD (HDP-CVD) and Plasma-Enhanced CVD (PECVD) systems employ chemical plasma to deposit dielectric material within the gaps formed by the etching of aluminum, or as a blanket film which can be etched with patterns for depositing conductive materials into the etched dielectric. Our CVD Tungsten systems are used to deposit conductive contacts between transistors and interconnects, or between layers of metal interconnect wiring. Our PVD systems deposit conductive aluminum and copper metal layers by sputtering metal atoms from the surface of a target source. Our Electrofill™ ECD systems deposit copper to form the conductive wiring on integrated circuits using copper interconnects. In 2009, we scaled back development associated with our chemical mechanical planarization (CMP) technologies, which is now limited to our internal development needs.

Deposition Technologies

Our historical strength is rooted in deposition products. We currently offer products that address the needs of manufacturers across a number of different deposition technologies — CVD, PVD and ECD.

Since the introduction of our Concept One® dielectric platform in 1987, we have offered a range of processing systems for dielectric and metal deposition. In 1991, we introduced the Concept Two® platform — a modular, integrated production system capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers with a common, automated wafer handler. The Concept Two enabled semiconductor device manufacturers to increase production throughput and system capability by adding process modules without having to replace existing equipment. In 1997, we introduced the Concept Three® platform, which built on the foundation of the Concept Two and offers greater throughput in 300mm wafer manufacturing applications.

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

HDP CVD Products

SPEED® NExT — The SPEED NExT system for 300mm wafers is designed specifically to address the challenges of dielectric gap fill at 65 nanometers.

SPEED Max — Introduced in 2008, SPEED Max offers significant processing flexibility and productivity advantages over the SPEED NExT system, and extends the HDP CVD application to the 45 and 32 nm technology nodes.

W-CVD Products

ALTUS® DirectFill — The ALTUS DirectFill tungsten nitride/tungsten deposition system is designed for advanced contact and via-fill applications at 65 nanometers and below. ALTUS DirectFill simplifies the tungsten deposition process by replacing the standard multi-tool approach with a single three-module system.

ALTUS Max — Introduced in 2008, the ALTUS Max CVD tungsten deposition system delivers advanced contact and via fill technology in a high-productivity platform that delivers more than 120 wafers-per-hour throughput, an industry first.

PECVD Products

VECTOR® — VECTOR is a PECVD system for depositing dielectric films on 300mm wafers. In 2007, we introduced three new versions of VECTOR: the VECTOR Express™, optimized for deposition of thin films of less than 1000 angstroms; the VECTOR Express AHM for ashable hard mask film deposition; and the VECTOR Extreme™, designed for the demands of high-volume memory “megafabs.” In 2008, we rounded out the VECTOR product family, introducing a new model of VECTOR Extreme to deposit AHM films.

UVTP Products

SOLA® — SOLA is a UVTP system used for the low-temperature, post-deposition treatment of dielectric films. SOLA is designed for advanced materials such as high stress nitrides and porous low-k dielectrics that are used to deliver increased device speeds and lower power consumption in sub-90 nanometer chips.

PVD Products

PVD, also known as “sputtering,” is a process in which ions of an inert gas such as argon are electrically accelerated in a high vacuum toward a target of pure metal, such as tantalum or copper. Upon impact, the argon ions sputter off the target material, which is then deposited as a thin film on the silicon wafer. PVD processes are used to create the barrier and seed layers in copper damascene interconnect applications, as well as in relatively new front-end applications such as high-k/metal gate schemes for logic devices.

INOVA® NExT — INOVA NExT is a 300mm metallization system designed to deposit highly conformal copper barrier-seed films at 45 nanometers and beyond. On the INOVA NExT the single target Hollow Cathode Magnetron (HCM) technology has been extended to the 45 nanometer node.

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

SABRE® NExT — The SABRE NExT offers a proprietary chemistry, a new anode cell design and other hardware refinements to tackle the complex process requirements of 90 nanometer, 65 nanometer and 45 nanometer interconnect structures.

SABRE Extreme — SABRE Extreme is an advanced Electrofill system that has been qualified at 45 nanometers and has demonstrated fill at 32 nanometers. The SABRE Extreme incorporates a number of technological innovations for advanced manufacturing applications, including advanced wafer entry control for thin seed layers (< 200A), tunable profile control for improved uniformities, and the capability to plate on materials other than copper.

SABRE Excel — In October 2009 we introduced SABRE Excel, an electroplating system designed to provide industry-leading fill and defect density performance for the 22 nanometer technology node and beyond. The SABRE Excel platform features a new deposition module incorporating our patented IRISCell™ technology, as well as new hardware, software, and communications upgrades to the process tool’s mainframe required to address advanced fill applications.

Surface Preparation Technologies

Chip manufacturers use surface preparation products to remove photoresist from a wafer before proceeding with the next deposition step in the manufacturing process.

GAMMA® Express — The GAMMA Express is a high productivity resist strip system designed to meet the technology requirements for 45 nanometer manufacturing. GAMMA Express performs high dose implant strip (HDIS) and incorporates non-oxidizing processes for advanced silicides and low-k dielectric films. The redesigned GAMMA Express platform offers a new direct-drive wafer handling subsystem, as well as a new high ash rate source.

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

Refurbished Systems

Novellus provides the market with a comprehensive suite of refurbished process equipment. The market focus of our Refurbished Systems Business (RSB) is 200mm factories manufacturing lower-cost products, typically at device geometries that are greater than 150nm. To meet these needs, Novellus offers a number of older products, including legacy SPEED, ALTUS, SEQUEL® Express, INOVA, SABRE, GAMMA, and MOMENTUM® models. In comparison to buying a used system from an aftermarket vendor, purchasing a refurbished system from Novellus offers a number of benefits for our customers, including committed performance specifications, systems and service knowledge and expertise, and comprehensive spare parts knowledge and support.

Industrial Applications Group

Novellus entered into market sectors beyond semiconductor manufacturing in 2004 with the acquisition of Peter Wolters AG (Peter Wolters), a German company specializing in high-precision machines for grinding, deburring, lapping, honing and polishing the outer surfaces of parts made of metal, glass, ceramic, plastic, silicon or similar materials. In 2005, we acquired Voumard Machine Co. SA (Voumard), a Swiss manufacturer of high-precision machine tools. The Voumard acquisition expanded our industrial applications product offerings to include specialized, high-precision grinding equipment for precision machining of inner and outer diameter surfaces. Our customers for this segment are manufacturers in sectors such as automotive, aircraft, and electronic products, parts and components. Other customers are in the glass and ceramics industries as well as manufacturers of products such as pumps, transmissions, compressors and bearings. In 2008, we further expanded our Industrial Applications Group through acquisition of certain assets and liabilities of Micron Machine Tools, Inc. (Micron), a privately-held manufacturer of high-precision manufacturing tools based in Massachusetts. In all of these areas, the demand for close tolerances for finish quality, thickness, flatness and parallelism is high. Net sales for the Industrial Applications Group operating segment constituted 11%, 17% and 11% of our consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

Our industrial product range includes single and double-sided grinding, lapping and polishing machines; double-sided machines, which operate in batch processing mode for flat surfaces; inner and outer diameter surface grinders for cylindrical surfaces, creep feed grinders as well as through-feed grinders and deburring systems that feature a continuous feed of parts to be processed.

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

Customers

Intel, TSMC and Samsung accounted for 20%, 17% and 16%, respectively, of our consolidated net sales for the year ended December 31, 2009. Intel and Samsung each separately accounted for 15% and 11% of our consolidated net sales for the years ended December 31, 2008 and 2007, respectively. Sales to our ten largest customers in 2009, 2008, and 2007 accounted for 71%, 60%, and 59% of our net sales, respectively. We expect that sales of our products to relatively few customers, none of which has entered into long-term agreements requiring them to purchase our products, will continue to account for a high percentage of our net sales in the foreseeable future. Information on our net sales to unaffiliated customers attributable to geographic regions is included in Note 18 of the Notes to Consolidated Financial Statements.

Backlog

As of December 31, 2009, our backlog was $184.3 million. Subsequent to year end, we have had $0.2 million in customer cancellations in the period from January 1, 2010 to February 19, 2010. As of December 31, 2008, our backlog was $188.3 million. Our backlog includes systems, spares and services transactions for which we have accepted purchase orders and assigned shipment or delivery dates within twelve months. All orders are subject to cancellation or rescheduling by customers, with limited or no penalties. Some products are shipped in the same quarter in which the order was received. For this reason, and because of possible changes in delivery schedules, cancellations of orders and delays in shipments, our backlog as of any particular date is not necessarily a reliable indicator of actual shipments for any succeeding period.

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

Our research and development efforts in the Semiconductor Group are directed at developing new systems and processes and improving the capabilities of existing systems. Research and development programs include advanced CVD, PVD and ECD systems, advanced gap fill technology, primary conductor metals, low-k dielectric materials and additional advanced deposition and surface preparation technologies for the next generation of smaller-geometry fabrication lines. All new systems under development are capable of processing 300mm wafers.

In the Industrial Applications Group, we focus our research and development activities on developing new products and improving existing products for the prime wafer industry (wafer lapping and grinding, double-sided polishing, haze-free polishing) as well as for the metal and ceramic industry (grinding, lapping, deburring). Continuous improvements of existing systems and processes enable us to further meet our customers’ requirements as specifications for work piece tolerances continue to tighten. With new concepts we will be able to control the process conditions in our systems more accurately and achieve better results at lower costs. New products and processes are developed to provide solutions for further production steps besides those that are already covered by our systems. We are also investigating new technologies in high precision machining and surface finishing to extend our existing product portfolio and maintain our technical leadership.

Expenditures for research and development during 2009, 2008, and 2007 were $149.1 million, $219.7 million, and $241.0 million, respectively. These expenditures represented 23%, 22% and 15% of our net sales in 2009, 2008 and 2007, respectively. We believe that research and development expenditures will continue to represent a substantial percentage of our net sales in the future.

Manufacturing

In the Semiconductor Group we manufacture our systems in clean-room environments similar to those used by semiconductor manufacturers for semiconductor device fabrication. This helps to minimize the amount of particulates and other contaminants in the final assembled system and to improve product yields for our customers. Following assembly, we package our completed systems in vacuum packaging to maintain clean-room standards during shipment. The Industrial Applications Group assembles its systems under enhanced cleanliness specifications when compared to conventional machine tool assembly environments, as the precision requirements in our niche markets call for clean components with reduced particle levels, specifically for our wafer manufacturing customers.

Our manufacturing activities consist primarily of assembling and testing components and subassemblies that we acquire from third-party vendors and then integrate into a finished system. We outsource most subassemblies, and we perform all system design, assembly and testing in-house. Our outsourcing strategy enables us to minimize fixed costs and capital expenditures, and provides us with the flexibility to scale production capacity. This strategy also allows us to focus on product differentiation through system design and quality control. We believe that our use of outsourced product specialists enables our subsystems to incorporate the latest and most advanced technologies in robotics, gas panel designs and power supplies without the need for in-house expertise. We strive to work as closely as possible with all of our suppliers to achieve mutual cost reduction through joint development efforts. Certain raw materials we use in the manufacturing of our products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or solvency of our suppliers.

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

In the CVD, PECVD, HDP, ECD and PVD markets, our principal competitor is Applied Materials, Inc., a major supplier of systems that has established a substantial base of installed equipment among today’s semiconductor manufacturers. In the PECVD market, we also compete against ASM International. Our principal competitors in the surface preparation product arena are Mattson Technologies, Inc. and PSK, Inc.

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

Patents and Proprietary Rights

We intend to continue to pursue patent and trade secret protection for our technology. We currently hold more than 740 patents in the U.S. alone. We have many pending patent applications, and we intend to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or future filings, or that any claims allowed from existing or pending patents or future patent applications will be sufficiently broad to protect our technology. While we intend to vigorously protect our intellectual property rights, there can be no assurance that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. See Legal Proceedings (in Part I, Item 3) for further discussion.

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

Employees

As of December 31, 2009, we had 2,544 full-time and temporary employees compared to 3,048 as of December 31, 2008. Certain employees outside of the United States in the Industrial Applications Group are represented by labor unions. We have never experienced a work stoppage, slowdown or strike. We consider our employee relations to be good. The success of our future operations depends in large part on our ability to recruit and retain senior management, engineers, sales and service professionals and other key personnel.

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

The semiconductor industry is highly cyclical and difficult to predict.

Our Semiconductor Group depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. Our business has historically been cyclical due to sudden changes in our customers’ manufacturing capacity requirements and capital spending, which in turn are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. As a result, our business has experienced periodic downturns that reduced the demand for semiconductor processing equipment, including equipment that we manufacture and market. The timing, length and severity of these business cycles are difficult to predict. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, and at the same time motivate and retain key employees including a stable management team. Downturns in the industry have, at times, resulted in higher than optimal inventory levels and lower than optimal gross margins due to lower production volumes during these periods. Because of this volatility, we cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. Industry downturns have historically been followed by periods of rapid growth. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity and hire and assimilate a sufficient number of qualified people to meet customer demand. Net orders, net sales and results of operations may be adversely affected if we fail to respond to changing industry and economic conditions in a timely and effective manner.

We have experienced an increase in net orders in the last three quarters of 2009 following declines in net orders during each of the five preceding quarters. Despite these recent increases, we could again experience decreases in net orders in the future, and if so, our net sales and operating results could be adversely affected. Over the past two years, we have implemented reductions in workforce, consolidation of our manufacturing operations and other cost reduction actions to align our business with current industry and economic conditions. Future restructurings or other cost reduction actions may be required, which may have an adverse impact on our results of operations and our ability to capitalize on opportunities in a market recovery.

The ongoing weakness in the global economy and related tightness of the credit markets has affected and may continue to adversely affect our results of operations and our liquidity.

The tightening of the credit market, turmoil in the financial markets and weakening in the global economy contributed to the downturn we experienced in 2008 and 2009. Continued economic uncertainty may lead to reduced consumer and business spending. Because our business is ultimately driven by the global demand for electronic devices, the economic slowdown has caused our customers to delay or discontinue spending on our products. The tightening of credit markets and concerns regarding the availability of credit that accompanied that downturn have also made it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Furthermore, our customers have faced and may continue to face liquidity issues, which could result in cancellations of equipment orders and increased risk of payment delays or defaults. Reduced demand for our products and the general unavailability of financing have adversely impacted our operating results and may continue to do so if these difficult economic conditions persist.

The severity of the current economic downturn also makes it challenging for us to accurately forecast and plan future business activities and to identify the risks that may affect our business, financial condition and operating results. While we have seen recent signs of recovery, we cannot predict the timing, strength or duration of any economic slowdown, subsequent recovery or the impact on the worldwide semiconductor industry. If the economy or the markets in which we operate do not continue at their present levels, we may record additional charges related to restructuring costs, which may have an adverse impact on our business, financial condition and results of operations. The length of our sales cycle makes our results of operations particularly sensitive to changes in macroeconomic conditions. While past downturns in our business have been followed by periods of rapid growth, that correlation may not occur in the future.

A decline in the condition of the global financial market could adversely impact the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, auction rate securities, money market funds and other types of debt securities. Although we believe our portfolio consists of sound investments, a decline in the capital and financial markets could adversely impact their market values and liquidity. As of December 31, 2009, we held $78.8 million of auction-rate securities, net of $10.7 million in temporary impairment. Our auction rate securities are tax-exempt with underlying assets that are either student loans substantially backed by the federal government or closed-end municipal funds. Due to the auction failures in 2008, we will not have access to these funds until (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature and are repaid. Currently, there are no active secondary markets. If current market conditions do not improve, additional temporary and other-than-temporary impairment charges could occur in future periods which would reduce the value of our investments and could negatively impact our results of operations.

Changes in tax rates, tax assets or liabilities have negatively impacted our results and may continue to negatively impact our future results.

We are subject to taxation in the United States and other countries. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws. For example, the California Budget Act of 2008, which was signed into law on February 20, 2009, resulted in a $20.2 million charge to reduce our previously recognized California deferred tax assets in 2009.

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

We regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals. Due to certain years remaining open for examination, it is reasonably possible that the total unrecognized tax benefits could increase or decrease over the next twelve months as we may be subject to either examination by tax authorities or a lapse in statute of limitations. Factors that could materially affect our future effective tax rates include, but are not limited to:

•	Changes in the regulatory environment;

•	Changes in accounting and tax standards or practices;

•	Overall business conditions in the equipment industry;

•	Changes in the composition of operating income by tax jurisdiction; and

•	The Company’s operating results before taxes.

We have incurred and may in the future incur impairments to goodwill or long-lived assets.

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We recorded an impairment charge in the fourth quarter of 2008 to reduce the carrying value of goodwill within our Industrial Applications Group (IAG) reporting unit. While the estimated fair value for this reporting unit exceeded our book value in our annual impairment test for 2009, our impairment analysis for IAG is highly sensitive to slight changes to assumptions in our valuation model. Given the relatively low fair value of this reporting unit, we believe it is reasonably possible that IAG could fail the first step in a future annual impairment test, which could result in additional impairment charges and negatively impact our results of operations.

Continued negative industry or economic trends, including the lack of recovery in the market price of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in the Semiconductor Group or IAG could lead to additional impairment charges of our long-lived assets, including goodwill and other intangible assets. If, in any period, our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets, this could also indicate a potential impairment and we may be required to record an impairment charge in that period, which would adversely affect our results of operations.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from results. Additionally, if our analysis indicates potential impairment to our goodwill for the Semiconductor Group or IAG, we may be required to record additional charges to earnings in our financial statements, which may negatively impact our results of operations.

Our financial results have fallen short and may continue to fall short of anticipated levels; forecasting net sales and profitability is complex and our financial results are difficult to forecast.

Management typically provides quarterly financial forecasts. These forecasts, when made, are based on assumptions believed to be reasonable at the time. However, actual results may vary and have varied in the past from forecasted results for a variety of reasons, including, but not limited to, unanticipated manufacturing costs, changes in the economy or mix of products sold, unanticipated write-downs of inventory, and a higher than anticipated effective tax rate. Our lengthy sales cycle, coupled with the weakening in the global economy, makes the timing of customer orders and product acceptances difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. As a result, our revenues and operating results for a quarter depend on us shipping orders as scheduled during that quarter, receiving customer acceptance during the quarter of previously shipped products, and obtaining new orders for products to be shipped in that same quarter. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially and adversely affect our financial results. These factors have caused and may continue to cause our financial results to differ materially from prior periods and from financial forecasts we have previously provided.

Although we believe that these forecasts provide investors and analysts with a better understanding of management’s expectations for the future and are useful to our shareholders and potential shareholders, such forecasts are comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. If our operating or financial results for a particular period differ from our forecasts or the expectations of investment analysts, or if we change our forecasts for future periods, the market price of our common stock could decline.

Our quarterly operating results and stock price are unpredictable.

We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results, which may adversely affect our stock price. Our future quarterly operating results and stock price may not align with past trends. The factors that have had and could continue to lead to fluctuations in our results include, but are not limited to:

•	Economic conditions in the electronics and semiconductor industry generally and the equipment industry specifically;

•	The financial condition of our customers and their ability to purchase our products;

•	Timing and cancellation of customer orders and shipments, including deferring orders of our existing products due to new product announcements by us and/or our competitors;

•	Failure to receive anticipated orders in time to permit shipment during the quarter;

•	Building our systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	Competitive pricing pressures;

•	Intellectual property disputes;

•	The effect of revenue recognized upon acceptance with little or no associated costs;

•	Unpredictability of demand for and variability of mix of our products in our forecast, which can cause unexpected positive or negative inventory adjustments in a particular period;

•	Variability in manufacturing yields;

•	Fluctuation in warranty costs;

•	Foreign currency exchange rate fluctuations;

•	Emergence of new industry standards; and

•	Ability to fund capital requirements.

In addition, the market price at which our common stock trades may be influenced by many factors, including:

•	Our operating and financial performance and prospects;

•	The depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price;

•	Investor perception of us and the industry in which we operate;

•	The level of research coverage of our common stock;

•	Changes in earnings estimates or buy/sell recommendations by analysts;

•	General financial and other market conditions; and

•	Domestic and international economic conditions.

Public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons partly or wholly unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

We face risks related to a highly concentrated customer base.

Our customer base, especially in the semiconductor industry, has historically been highly concentrated and is becoming more so in the current economic environment. Sales have come from a limited number of customers, and we expect that sales to a small number of customers will continue to account for a high percentage of our net sales in the foreseeable future. Although the composition of the group comprising our largest customers varies from year to year, the loss of a significant customer or any reduction in orders from a significant customer could materially and adversely affect our business, financial condition or results of operations, as we may not be able to replace the business from that customer. Because products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs.

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

In the capital equipment market, technological innovations tend to have long development cycles. We have experienced delays, technical difficulties and manufacturing setbacks from time to time in the introduction of certain of our products and product enhancements. We may experience similar delays, technical difficulties and manufacturing setbacks in future new product introductions or volume production of our new systems or enhancements. The increased costs and reduced efficiencies that may be associated with the development, manufacture, sale and support of future products or product enhancements relative to our existing products may adversely affect our operating results.

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

We face substantial competition in the industry, from both potential new market entrants and established competitors. Competitors may have greater financial, marketing, technical or other resources, and greater ability to respond to pricing pressures than we do. They may also have broader product lines, the ability to reduce price through product bundling, greater experience with high-volume manufacturing, greater customer service capabilities, or larger and more established sales organizations and customer bases. To maintain or capture a position in the market, we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our R&D, product, and warranty costs. Semiconductor manufacturers incur substantial costs to install and integrate capital equipment into their production lines. This increases the likelihood of continuing relationships with chosen equipment vendors, including our competitors, and the difficulty of penetrating new customer accounts. In addition, sales of our systems depend in significant part upon a prospective customer’s decision to increase or expand manufacturing capacity — which typically involves a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy sales cycle, during which we may expend substantial funds and management effort. Heightened competition may also force price reductions that could adversely affect our results of operations.

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

Our success and ability to meet customer demands depend in part on our ability to obtain from our suppliers timely deliveries of parts, components and subassemblies for the manufacture and support of our products. Although we make reasonable efforts to ensure that such parts are available from multiple suppliers, certain key parts may be obtained only from a single source or from limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us or from a small group of companies in the semiconductor industry. As a result, our supply channels may be vulnerable to disruption. Any such disruption to or termination of our supplier relationships may result in a prolonged inability to secure adequate supplies at reasonable prices or of acceptable quality, and may adversely affect our ability to bring new products to market and deliver them to customers in a timely manner. As a result, any disruption or termination of our supplier relationships may damage our customer relationships and our results of operations may be adversely affected.

We must attract, retain and motivate key employees and the failure to do so could harm our business and operations.

In order to compete, we must attract, retain and motivate our executives and other key employees. Hiring and retaining qualified executives, engineers, and sales representatives are critical to our business and the competition for experienced employees in the semiconductor industry can be fierce. To help attract, retain and motivate qualified employees, we use stock-based compensation awards such as employee stock options and restricted stock awards. If we are unable to attract, retain and motivate highly qualified employees to meet our needs in the future, our business and operations could be harmed.

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

We are subject to increasingly strict environmental regulations.

Our industry is subject to increasingly strict environmental regulations that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process. Public attention on environmental controls has continued to increase. Changes in environmental regulations could require us to invest in potentially costly pollution control equipment or alter the way our products are made. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by accidental releases, regardless of fault. Any failure to control such materials adequately or to comply with regulatory restrictions or contractual obligations could increase our expenses and adversely affect our results of operations. New climate change regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on carbon dioxide or other greenhouse gas emissions could result in significant costs for us. Greenhouse gas legislation has been introduced in the United States legislature and we expect increased worldwide regulatory activity in the future. The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse effect on our business plans and operating results.

Additionally, we may be subject to environmental and other regulations in certain states and countries where we produce or sell our products. We also face increasing complexity in our product design and procurement operations as we adjust to new and prospective requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union (EU). The EU also makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Other countries, such as the United States, China and Japan, have enacted or may enact similar laws or regulations similar to the EU. These and other future environmental regulations could require us to reengineer certain of our existing products.

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

Our ability to develop intellectual property depends on hiring, retaining and motivating highly qualified design and engineering staff with the knowledge and technical competence to advance our technology and productivity goals. To protect our trade secrets and proprietary information, generally we have entered into confidentiality or invention assignment agreements with our employees, as well as with consultants and other parties. If these agreements are breached, our remedies may not be sufficient to cover our losses.

We are subject to litigation proceedings that could adversely affect our business.

Intellectual Property Litigation

We have received certain claims of infringement of intellectual property rights and may receive other such claims in the future. In the future, such claims may evolve into legal proceedings or litigation against us. It is inherently difficult to assess the outcome of litigation, and there can be no assurance that we will prevail in any specific proceedings. Any such litigation could result in substantial cost to us, including diversion of the efforts of our technical and management personnel, and this could have an adverse effect on our business, financial condition and operating results. If we are unable to successfully defend against such claims, we could be required to expend significant resources to develop or license alternative non-infringing technology or to obtain a license to the subject technology. There is no assurance that we will be successful with such development, or that a license will be available on terms acceptable to us, if at all. Without such a license, we could be prohibited from future sales of the infringing product or products, which could materially and adversely affect our business, financial condition and operating results.

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara (the Superior Court) seeking damages (including punitive damages), declaratory relief and injunctions for causes of action involving alleged breach of contract, fraud, unfair competition and breach of warranty. The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began on January 19, 2010, in the Superior Court and is ongoing. Although we cannot at this time predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

Other Litigation

In addition to the litigation risks mentioned above, we are currently involved or may become subject to legal claims or proceedings related to securities, employment, customer or third party contracts, environmental regulations, product liability or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could materially and adversely effect our business, financial condition and operating results. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages or refrain from certain activities, which could have a material adverse impact on our business, financial condition and operating results.

We are exposed to risks associated with our diversification strategy.

Our core business and expertise have historically been in the development, manufacture, sale and support of deposition technologies and wafer surface preparation. We lack experience in the high-precision machine manufacturing equipment market serviced by IAG, compared with our knowledge of the semiconductor equipment industry, and cannot give any assurance that we can maintain or improve the quality of products, level of sales and gross margins, or relations with key employees and significant customers or suppliers that are necessary to compete in this market.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Information regarding our principal properties as of December 31, 2009 is as follows:

Location	Use	# of Buildings	Owned	Leased
			(Square Footage)
Semiconductor Group
San Jose, CA	Corporate Headquarters, Manufacturing, Research and Development, Engineering Applications, Demonstration Lab, Customer Support, Administration and Warehousing	8	485,000
Tualatin, OR	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	4	442,000
Phoenix, AZ	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	1		32,000

Industrial Applications Group
Rendsburg, Germany	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	1	189,000	23,000
Hauterive, Switzerland	Manufacturing, Research and Development, Customer Support and Administration	1	128,000
Des Plaines, IL	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	1	41,000
Plainville, MA	Customer Support and Warehousing	1		6,000
Leicestershire, UK	Manufacturing, Customer Support, Administration and Warehousing	1	9,000

	Total		1,294,000	61,000

In our Semiconductor Group, we also lease several domestic field offices totaling 20,000 square feet of space and several sites outside the United States totaling 162,000 square feet of space that we use as sales and customer service centers. Our facilities in Europe include 15,000 square feet of leased space in various countries including Germany, France, Italy, Ireland, and Israel. Our facilities in Asia include 147,000 square feet of leased space in various countries including China, India, Japan, Korea, Malaysia, Singapore, Taiwan and Vietnam. We also domestically own and lease 575,000 square feet not utilized for our operations, of which 359,000 square feet is leased to others.

In our Industrial Applications Group, we also lease four field offices totaling 25,000 square feet in Germany, China and Japan.

We believe that our facilities are sufficient to meet our requirements for the foreseeable future.

Item 3.	Legal Proceedings

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara (the Superior Court) seeking damages (including punitive damages), declaratory relief and injunctions for causes of action involving alleged breach of contract, fraud, unfair competition and breach of warranty. The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began on January 19, 2010, in the Superior Court and is ongoing. Although we cannot at this time predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

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

Stock Information

Novellus’ common stock is traded on The NASDAQ Stock Market and is quoted on the NASDAQ Global Select Market (formerly the Nasdaq National Market) under the symbol “NVLS.” The following table sets forth the closing high and low prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	2009
	High	Low
First Quarter	$16.96	$11.55
Second Quarter	18.97	15.76
Third Quarter	21.32	16.64
Fourth Quarter	24.49	19.55

	2008
	High	Low
First Quarter	$26.63	$20.99
Second Quarter	23.89	20.29
Third Quarter	23.01	19.16
Fourth Quarter	19.64	10.46

As of February 19, 2010, there were 709 holders of record of our common stock. We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to use the cash generated from operations to reinvest in the business and to repurchase common shares. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Repurchase of Company Securities

In February 2004, our Board of Directors approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 2007. In September 2004, our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 2009. In October 2007, our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through October 2011.

Following is a summary of our stock repurchases pursuant to our publicly announced plans for the quarter ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
September 28, 2009 through October 31, 2009	95,316	$20.98	95,316	$814.7 million
November 1, 2009 through November 28, 2009	480,400	$20.69	480,400	$804.8 million
November 29, 2009 through December 31, 2009	55,400	$20.92	55,400	$803.6 million

Total	631,116	$20.76	631,116	$803.6 million

In addition to shares repurchased above, we withheld 231,817 shares through net share settlements for the three months ended December 31, 2009 upon the vesting of restricted stock awards. For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not included within common stock repurchases under our authorized plan.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted. We are subject to certain limitations under our debt agreement regarding the repurchase of common stock.

Cumulative 5-year return

The following graph compares the cumulative 5-year total return attained by shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and the RDG Technology Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from December 31, 2004 to December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Novellus Systems, Inc., The S&P 500 Index

And The RDG Technology Composite Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	December 31,
	2004	2005	2006	2007	2008	2009
Novellus Systems, Inc.	$100.00	$86.48	$123.41	$98.85	$44.25	$83.69
S&P 500	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
RDG Technology Composite	$100.00	$102.13	$111.45	$127.27	$71.89	$115.97

This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

Set forth below is a summary of certain consolidated financial information with respect to Novellus as of the dates and for the periods indicated. The Consolidated Statements of Operations data set forth below for each of the five years in the period ended December 31, 2009 and the Consolidated Balance Sheet data at each respective year end have been derived from our Consolidated Financial Statements, which have been audited. The Selected Consolidated Financial Data includes the operating results and financial information of these companies from their respective dates of acquisition.

Selected Consolidated Financial Data

The following selected consolidated financial data has been derived from our historical Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and the accompanying notes for the corresponding fiscal years:

	Years Ended December 31,
	2009		2008		2007		2006		2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$639,194		$1,011,004		$1,570,049		$1,658,516		$1,340,471
Gross profit	241,090		435,944		769,189		824,349		599,126	(5,6)
Income (loss) before cumulative effect of change in accounting principle	(85,235	)(1)	(115,710	)(2)	213,700	(3)	189,068	(4)	110,107	(5,6)
Cumulative effect of change in accounting principle, net of tax	—		—		—		948		—
Net income (loss)	$(85,235	)(1)	$(115,710	)(2)	$213,700	(3)	$190,016	(4)	$110,107	(5,6)
Per common share:
Income (loss) before cumulative effect of change in accounting principle
Basic	$(0.88)		$(1.18)		$1.78		$1.51		$0.80
Diluted	$(0.88)		$(1.18)		$1.75		$1.49		$0.80
Cumulative effect of change in accounting principle, net of tax
Basic	$—		$—		$—		$0.01		$—
Diluted	$—		$—		$—		$0.01		$—
Net income (loss)
Basic	$(0.88)		$(1.18)		$1.78		$1.52		$0.80
Diluted	$(0.88)		$(1.18)		$1.75		$1.50		$0.80
Shares used in basic per share calculations	96,487		98,083		119,782		125,286		137,447
Shares used in diluted per share calculations	96,487		98,083		121,915		126,483		138,423

	December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$501,370	$470,888	$596,766	$853,328	$654,983
Total assets	$1,558,978	$1,637,527	$2,076,943	$2,362,492	$2,290,249
Long-term debt	$114,147	$—	$143,267	$127,862	$124,858
Shareholders’ equity	$1,179,777	$1,246,782	$1,529,087	$1,834,705	$1,779,283

(1)	The fiscal year 2009 results included charges of $24.5 million, consisting of severance expense, incremental inventory write-downs due to discounted products, costs related to the consolidation of manufacturing facilities in our Tualatin, Oregon facility, the write-down of certain R&D assets to align our business with the current economic environment and restructuring and other charges. Of these expenses, $10.9 million, $7.7 million, $2.1 million and $3.8 million were included in cost of sales, SG&A expenses, R&D expenses and restructuring and other charges, respectively. In addition, several discrete tax items with a net aggregate tax expense of $18.4 million are included in the fiscal year 2009 results.

(2)	The fiscal year 2008 results included a non-cash goodwill impairment charge of $99.5 million and charges of $25.7 million, consisting of severance expense, incremental inventory write-downs due to discounted products, and the write-down of certain R&D assets to align our business with the current economic environment. Of these expenses, $10.9 million, $6.2 million, $8.6 million and $99.5 million were included in cost of sales, SG&A expenses, R&D expenses and impairment of goodwill, respectively.

(3)	The fiscal year 2007 results included a net restructuring and other benefit of $8.0 million, primarily from a gain on the sale of property and buildings in San Jose, California.

(4)	The fiscal year 2006 results included a net restructuring charge of $10.7 million, a charge of $3.3 million for a legal settlement and a tax charge of $46.1 million related to the implementation of a new global business structure. The tax charge was partially offset by an $8.5 million tax benefit attributable to the settlement of an IRS audit.

(5)	Results for all fiscal years, excluding 2005, include the effects of stock-based compensation.

(6)	The fiscal year 2005 results included a credit to cost of sales of $15.1 million related to the sale of inventories previously written down, net restructuring and other charges of $9.2 million and inventory write-downs due to restructuring of $5.3 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

The statements in “Item 1. Business — Semiconductor Group,” concerning (1) our expectation that chip unit growth and spending on semiconductor equipment will resume in 2010 at historical rates, which should it happen, we expect that increases in spending on semiconductor equipment will follow, (2) our belief that adoption of copper as the interconnect metal in memory devices should lead to substantial purchases of copper deposition equipment, and (3) our expectation that deposition and surface preparation technologies will play an important role in new patterning schemes and technologies related to mobile applications, which statements are subject to certain risks and uncertainties, including, without limitation, our inability to accurately predict chip unit growth and further cost cutting measures which may prevent spending on semiconductor equipment in 2010, unexpected manufacturing complications which delay or disrupt the adoption of copper as the interconnect metal in memory devices which negatively effects the purchase of copper disposition equipment, and our inability to predict the importance of deposition and surface preparation technologies as they relate to patterning schemes and technologies related to mobile applications;

•

The statements in “Item 1. Business — Semiconductor Business Strategy,” concerning (1) our focus on high-productivity systems, (2) our focus on reducing customer costs; (3) our intent to broaden our interconnect offerings; (4) our strategy to expand our market presence in Asia; (5) our strategy to anticipate the technologies that customers need and design innovative products to enhance their manufacturing capabilities; (6) our plan to leverage our low cost manufacturing structure; and (7) our strategy to continue to provide training and support programs that are custom-tailored to meet the individual needs of individual customers, which statements are subject to various risks and uncertainties, including, without limitation, shifts in demand from expensive, high-performance products to lower priced, conventional products, resulting in reduced profit for semiconductor manufacturers, increases in the costs of material, labor or conducting a global business, or our inability to enhance our systems’ productivity, which may preclude us from containing costs to customers, the current and other periodic downturns in the semiconductor industry and the global or domestic economy, political or economic instability in Asia, inability to allocate sufficient resources to R&D efforts, and fluctuations in interest and foreign currency exchange rates and unexpected need to reduce support services due to increased costs and/or inability to hire and maintain qualified support technicians;

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

•

The statement in “Item 1. Business — Research and Development” regarding our belief that R&D expenditures will continue to represent a substantial percentage of our net sales in the future, which statement is subject to certain risks and uncertainties, including, among others, the risk that we may be unable to allocate substantial resources to R&D;

•

The statements in “Item 1. Business — Manufacturing” regarding (1) our belief that our outsourcing strategy enables us to minimize our fixed costs and capital expenditures while also providing the flexibility to scale production capacity as needed and allows us to focus on product differentiation through system design and quality control and (2) our belief that our use of outsourced product specialists enables our subsystems to incorporate the latest and most advanced technologies in robotics, gas panel designs, and power supplies without the need for in-house expertise, which statements are subject to various risks and uncertainties, including, without limitation, a prolonged inability to obtain certain components imperative to our operations and our failure to work efficiently with suppliers and unexpected need to implement further cost cutting measures limiting the amount of resources we can allocate towards contracting with outsourced product specialists;

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

•

The statement in “Item 3. Legal Proceedings” of our belief that the ultimate disposition of litigation matters will not have a material adverse effect on the impact on our business, financial condition or the overall trend in our results from operations, which statement is subject to various risks and uncertainties, including, without limitation, inherent uncertainty surrounding the litigation process and our ability to accurately predict the determination of complex issues of fact and law;

•

The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Our Business and Industry” regarding (1) our close relationships with our customers and substantial investments in R&D positioning us for future growth, (2) our expectation that chip unit growth and spending on semiconductor equipment will resume in 2010 at historical rates, which should it happen, we expect that increases in spending on semiconductor equipment will follow, (3) our continued focus on operational execution to improve profitability, (4) our plan to continue managing both our variable and fixed cost structure with the objective of maximizing cash flow from operations, and (5) our expectation that net orders will continue to fluctuate due to the cyclical nature of our business; which statements are subject to numerous risks and uncertainties, including, without limitation, our inability to maintain our customer accounts, fluctuations in market demand for semiconductors, our inability to accurately predict chip unit growth and further cost cutting measures which may prevent spending on semiconductor equipment through 2010, instability in the semiconductor industry and inability to predict the origin of revenues, our inability to realize marketable products from our investment in R&D, our inability to attain market acceptance for new product introductions and the cyclical nature of the semiconductor industry;

•

The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition — Critical Accounting Policies” regarding the calculation of allowances, reserves, and other estimates that are based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, and the significant judgments of management that underlie the preparation of our consolidated financial statements including, without limitation, (1) our belief that it is reasonably possible that IAG could fail the first step of the annual impairment test in the future given the relatively low fair value of this reporting unit, which could result in additional impairment charges that would negatively impact our results of operations, and (2) our belief that net deferred tax assets will be realized due to anticipated future income and our ability to carry back losses to prior years, which statements are subject to certain risks and uncertainties, including, among others, the inaccuracy of our calculations, estimates, assumptions and judgments, regarding critical accounting policies, that actual and future product failure rates, material usage, installation costs, customer reserves or other estimates may differ from our historical experience, requiring revisions to our estimated doubtful account allowances, additional inventory write-downs, restructuring charges, litigation, warranty, and other reserves, the insufficiency of anticipated future income, whether due to a downturn in the semiconductor industry or increases in expenses, unexpected changes to federal, state or local tax laws, our inability to meet current forecasts or a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units, our inability to estimate changes in our unrecognized tax benefits over the next twelve months;

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

•

The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Income Taxes” regarding (1) our expectation to achieve tax rates lower than current federal rates due to the geographical mix of income at lower rates, foreign tax credit planning strategies and capital and foreign losses which may be carried forward from prior years and (2) our expectation that the modification after review of our intercompany agreements will reduce our tax liability in future years, which statement is subject to certain risks and uncertainties including changes to our eligibility for foreign tax credits and shifts in our geographical mix of income and our inability to estimate the future tax liability associated with our intercompany agreements;

•

The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” that our current cash positions, operating cash flow and available borrowings will be sufficient to meet our needs for the next 12 months to execute our business plan; which statement is subject to certain risks and uncertainties, including an unanticipated need for additional liquid assets in the next 12 months to fund operations and repurchases of our Common Stock;

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

•

The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” that (1) we have made adequate provision for potential exposure related to inventory on order which may go unused, and (2) we expect to make payments of $0.6 million related to our pension and post-retirement benefit plans in fiscal 2010, which statements are subject to certain risks and uncertainties, including, without limitation, our inability to predict our exposure related to inventory on order which may go unused and inaccuracies related to the amount of payments to be made to the Company’s pension and post-retirement benefit plans;

•

The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements” and “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Significant Accounting Policies – Recent Accounting Pronouncements” that (1) we do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next twelve months and (2) we do not anticipate the adoption of certain recently issued accounting pronouncements adopted by FASB will have a significant impact on our Consolidated Financial Statements, which statements are subject to certain risks and uncertainties, including, without limitation, our inability to accurately assess (1) whether unrecognized tax benefits will significantly change in the next twelve months or (2) the impact of recent accounting pronouncements on our Consolidated Financial Statements;

•

The statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Significant Accounting Policies — Concentration and Other Risks” regarding (1) our expectation that sales of our products to a few customers will account for a high percent of our total system sales in the foreseeable future and (2) our belief that there is no significant risk of nonperformance of payment obligations of counterparties and (3) that we do not expect the adoption of the amended FASB disclosure requirements for the fair value measurement for recurring and nonrecurring liabilities to have a significant impact on our Consolidated Financial Statements, which statements are subject to certain risks and uncertainties, including, without limitation, our inability to retain current customers due to unforeseeable market changes, unexpected loss of a major customer that accounts for a high percent of our total sales, our inability to accurately predict the creditworthiness of large financial institutions and our inability to accurately predict the impact of amended FASB accounting guidance to which the Company is subject;

•

Our statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 4. Fair value of Financial Instruments” that (1) we believe the $10.7 million of impairment we recorded is temporary as we have both the ability and intent to hold these securities to recovery and (2) based on our credit quality assessment we expect to recover the amortized cost basis of these securities, which statements are subject to certain risks and uncertainties, including, without limitation, our assumption that we will continue to have the ability to hold the securities and that the value of these securities will be recovered without incurring significant losses and instability of the credit quality of the auction-rate securities which negatively impacts our ability to recover the amortized cost basis of these securities;

•

Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6. Derivative Financial Instruments” that we anticipate reclassifying net the accumulated loss recorded as of December 31, 2009 from OCI to net sales within 12 months, which statement is subject to certain risks and uncertainties, including, without limitation, our inability to reclassify accumulated losses from OCI to net sales within 12 months due to fluctuations in foreign currency exchange contracts and the inability to anticipate hedge effectiveness;

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

•

Our statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15. Income Taxes” regarding (1) our expectation that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and that our California deferred tax assets are therefore less likely to be realized and (2) our belief that adequate accruals have been provided for any potential adjustments that may result from current examination by several state tax authorities, which statement are subject to certain risks and uncertainties, including, without limitation our inability to predict our unrecognized tax benefits, inability to adequately estimate the amount of potential adjustments and unexpected revisions to the California income tax laws; and

•

Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17. Stock-Based Compensation and Employee Benefit Plans” that we expect to recognize unrecognized compensation cost related to restricted stock awards yearly in varying amounts through 2013, which statement is subject to certain risks and uncertainties, including, without limitation modification to performance conditions, inability to satisfy performance expectations and unexpected forfeitures related thereto.

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

Overview of Our Business and Industry

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus, we primarily develop, manufacture, sell and support equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Customers for these products manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties. The segment of our business serving this area is the Semiconductor Group. Beginning in 2004, Novellus entered into a market segment beyond semiconductor manufacturing through various acquisitions. This segment, referred to as our Industrial Applications Group (IAG), develops, manufactures, sells and supports grinding, lapping and polishing equipment for fine-surface optimization and serves a broad spectrum of industrial applications.

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

In fiscal 2006 and 2007, our customers grew capacity and those capacity additions outpaced the rate of demand, leading to declines in the average selling price of chips. This oversupply-driven weakness was rendered more severe in the second half of 2008 and the first quarter of 2009 by the contraction in demand for semiconductors due to the global economic crisis. Semiconductor sales have rebounded in recent quarters, leading to resumption in capacity additions by our customers; however, due to the exceptional weakness in the first quarter of 2009, semiconductor and semiconductor capital equipment sales still declined year-over-year in 2009. Unit growth rates for chip sales are generally expected to resume in 2010 at historical rates, and if this happens, we expect that increases in spending on semiconductor equipment will follow.

Given the significant downward pressure on revenues over the past two years, we have continued to focus on operational execution and paring down our cost structure to improve operating results, including the consolidation of buildings at our San Jose, California campus. In July 2009, we announced our plans to consolidate manufacturing in our Tualatin, Oregon facility. During 2009, we incurred $3.7 million in charges related to our manufacturing consolidation efforts. Of these charges, $3.3 million was in cost of sales and $0.4 million was in selling, general and administrative expenses. The consolidation efforts are scheduled for completion in the first quarter of 2010. We plan to continue managing both our variable and fixed cost structure with the objective of maximizing cash flow from operations. However, variable compensation expense would increase to the extent that we return to profitability.

We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income and net income per share are the primary measures we use to monitor performance. We also use certain non-GAAP measures, such as shipments and net orders, to assess business trends and performance. Shipments consist of products shipped to customers, without regard to net sales adjustments such as deferrals associated with customer acceptance. Net orders, which in our industry are also referred to as bookings, consist of current period orders less current period cancellations and other adjustments. Shipments and net orders are used to forecast and plan future operations. We do not report orders for systems with delivery dates more than 12 months from the latest balance sheet date.

The following table sets forth certain quarterly and annual financial information for the periods indicated (in thousands, except per share data):

	Quarterly Financial Data				Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Net sales	$98,913	$119,208	$176,879	$244,194	$639,194
Gross profit	$25,738	$31,006	$70,708	$113,638	$241,090
Net income (loss)	$(66,392)	$(50,008)	$(4,026)	$35,191	$(85,235)
Diluted net income (loss) per share	$(0.69)	$(0.52)	$(0.04)	$0.36	$(0.88)
Shipments	$92,130	$119,982	$165,446	$244,485	$622,043
Change in shipments from prior period	(48)%	30%	38%	48%	(35)%
Net orders	$77,795	$111,187	$171,548	$257,610	$618,140
Change in net orders from prior period	(6)%	43%	54%	50%	(24)%

	Quarterly Financial Data				Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Net sales	$314,713	$257,740	$250,098	$188,453	$1,011,004
Gross profit	$144,940	$110,963	$111,524	$68,517	$435,944
Net income	$15,529	$(2,385)	$1,397	$(130,251)	$(115,710)
Diluted net income per share	$0.15	$(0.02)	$0.01	$(1.36)	$(1.18)
Shipments	$312,857	$240,319	$230,153	$175,635	$958,964
Change in shipments from prior period	(14)%	(23)%	(4)%	(24)%	(39)%
Net orders	$297,025	$234,628	$202,765	$82,695	$817,113
Change in net orders from prior period	(13)%	(21)%	(14)%	(59)%	(41)%

We expect that net orders will continue to fluctuate due to the cyclical nature of our business. The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders typically result in revenue either at shipment and transfer of title or upon customer acceptance of the equipment. Our revenue recognition policy addresses the distinction between the revenue recognized upon shipment and transfer of title and the revenue recognized upon customer acceptance. Equipment generally ships within two to six months of receiving the related order, and if applicable, customer acceptance is typically received one to six months after shipment. These time lines are general estimates and actual times may vary depending on varying circumstances. Deferred revenue as of December 31, 2009 was $31.3 million.

Demand for our systems has varied significantly from period to period as a result of several factors, including but not limited to, downturns in the economy and semiconductor industry, supply of and demand for semiconductor devices, and competition in the semiconductor industry among suppliers of similar products. For these and other reasons, our results of operations for fiscal years 2009, 2008 and 2007 may not necessarily be indicative of future operating results.

Financial Performance Overview

The following is an overview of our financial performance for the year ended December 31, 2009 compared to the year ended December 31, 2008:

•	Net sales decreased 37% to $639.2 million from $1.01 billion;

•	Net loss improved by $30.5 million to a net loss of $85.2 million from net loss of $115.7 million, which included a goodwill write-off of $99.5 million;

•	Diluted net loss per share improved to $(0.88) from $(1.18);

•	Shipments decreased 35% to $622.0 million from $959.0 million; and

•	Net orders decreased 24% to $618.1 million from $817.1 million.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We evaluate estimates on an ongoing basis and base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. Our other significant accounting policies are described in Note 2 of our Consolidated Financial Statements; however, these policies do not typically require us to make estimates or judgments that are difficult, complex or subjective.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collection of the receivable is reasonably assured. It is common for us to ship equipment and transfer title at the point of delivery to the buyer under the terms of our contractual relationship. When uncertainty exists as to customer acceptance due to customer-specific equipment performance conditions, we defer revenue recognition until acceptance and record the deferred revenue and associated costs of sales in deferred profit on our Consolidated Balance Sheet.

Our equipment sales generally have two elements: the equipment and installation of that equipment. While installation is not essential to the functionality of the delivered equipment, final payment is not billable until customer acceptance for many of our sales contracts. Provided that we meet defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. For those sales contracts where final payment is not billable until customer acceptance, the final payment (which typically exceeds the fair value of the installation) is recognized upon customer acceptance. This practice creates variability in our gross margin, as revenue related to customer acceptance is recognized with little or no associated costs, which may not be indicative of our future operating performance.

We also enter into revenue arrangements that involve the sale of multiple pieces of equipment under a single arrangement. Revenue under these arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand-alone basis and there is objective and reliable evidence of fair value. Our sales arrangements do not include a general right of return. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue as well as unearned revenue from certain equipment sales arrangements are included in other accrued liabilities.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We periodically assess the recoverability of all inventories, including purchased and spare parts, work-in-process, finished goods and evaluation systems, to determine whether adjustments are required to record inventory at the lower of cost or market. Inventory that is obsolete or in excess of our forecasted usage is written down to its estimated realizable value if less than cost based on our assumptions about future demand and market conditions. If actual demand is lower than our forecast, additional inventory write-downs may be required.

Goodwill and Other Intangible Assets

We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We perform our goodwill impairment test in the fourth quarter of each fiscal year separately for each of our reporting units. We define reporting units as the individual segments in which we operate. The first step of the test identifies whether potential impairment may have occurred, and the second step measures the amount of the impairment, if any. Impairment is present when the carrying amount of net assets exceeds the fair value estimated during the first step of our impairment test. The estimation of the fair value of each reporting unit is determined based upon data generated from a discounted cash flow model, known as the income approach, and a comparable market price model, known as the market approach. The income approach requires us to make a number of assumptions, including future growth rates, expense trends and working capital turnover ratios for each reporting unit over an extended period of time. Although the assumptions we utilize are consistent with the assumptions used to generate our annual strategic plan, there is significant judgment in the timing and level of future cash flows attributable to each reporting unit. If our future operating results do not meet current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units, future impairment charges related to goodwill or long-lived assets may be required.

A non-cash impairment charge of $99.5 million related to our Industrial Applications Group was recorded in 2008. During the first quarter of 2009, our expectations of future operating results declined from those used to perform our annual impairment test in the fourth quarter of 2008. This fact, in conjunction with the results of the 2008 annual impairment test, led us to determine that an indicator of potential impairment existed for both of our reporting units and that an interim impairment test was required. After completing the interim impairment test, we determined that the estimated fair value of each reporting unit exceeded its carrying value. As a result, no additional impairment charges were required.

Our annual impairment test performed in the fourth quarter of 2009 did not identify potential impairment for either our Semiconductor Group or our Industrial Applications Group. While the fair value of the Semiconductor Group exceeded book value by a wide margin, the fair value of our Industrial Applications Group exceeded book value by $15.5 million, or 31%. Our impairment analysis for IAG is sensitive to small changes in assumptions in our valuation model. Given the relatively low fair value of this reporting unit, we believe it is reasonably possible that IAG could fail the first step of the annual impairment test in the future, which could result in additional impairment charges that would negatively impact our results of operations.

As of December 31, 2009, the carrying amounts of goodwill on our Consolidated Balance Sheet subject to impairment are $108.4 million and $18.0 million for the Semiconductor Group and Industrial Applications Group, respectively. We amortize our intangible assets with definite lives on a straight-line basis over their estimated useful lives.

Income Taxes

Certain estimates and judgments are required in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation and valuation of certain tax assets and liabilities, which arise from temporary differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We recognize deferred tax assets and liabilities using statutory tax rates for temporary differences between the book and tax basis of recorded assets and liabilities, net operating losses and tax credit carryforwards. As of December 31, 2009, we had net deferred tax assets of $98.1 million, net of our valuation allowance of $27.6 million. We believe that our net deferred tax assets will be realized due to anticipated future income and our ability to carry back losses to prior years. We have considered all sources of taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an additional valuation allowance would decrease income in the period in which such determination is made.

We evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Any change in measurement of these liabilities would result in the recognition of an additional charge or benefit to our income tax provision. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes.

Warranty Obligations

We generally provide warranty coverage for a predetermined amount of time on systems and modules for material and labor to repair and service the equipment. We record the estimated cost of warranty coverage to cost of sales when revenue is recognized. The estimated cost of warranty is determined by the warranty term and the historical labor and material costs for a specific product. We review the actual product failure, material usage rates and labor costs on a quarterly basis and adjust our warranty liability as necessary. Product warranty obligations that extend for more than 12 months from our balance sheet date are included in other non-current liabilities.

Stock-Based Compensation Expense

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results. See Note 17 to our Consolidated Financial Statements for further disclosures regarding the impact of stock-based compensation on our Consolidated Financial Statements and significant estimates used.

Investments

Our investments are designated as available-for-sale securities and are reported at fair value. Investments with original maturities greater than 90 days which are available for use in current operations are considered to be short-term investments, except for our investments in auction-rate-securities. Our auction-rate securities with scheduled maturities in excess of one-year from the balance sheet date are considered long-term as there is no active market to sell these securities. In valuing our investments we predominantly use market data or data derived from market sources. When markets are not considered to be active we may use (a) observable market prices in less active markets, (b) non-binding market prices that are corroborated by observable market data, or (c) quoted market prices for similar instruments. When market data is not available, we employ a cash-flow-based modeling technique to arrive at the recorded fair value. This process involves incorporating our assumptions about the anticipated term and yield that a market participant would require to purchase the security in the marketplace. Temporary unrealized gains and losses, net of tax, are recorded within other comprehensive income (loss) (OCI). Changes in the fair value of our investments impact our net income only when such investments are sold or when an other than temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by using the amortized cost of the specific security sold. As of December 31, 2009, we have recognized an unrealized temporary impairment loss of $10.7 million within OCI primarily associated with the fair-value assessment of our auction-rate securities. See Note 4 to our Consolidated Financial Statements.

Contingencies and Litigation

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. We accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost. Changes in these factors could materially impact our financial position or our results of operations.

Results of Operations

Net Sales

	Years Ended December 31,			% Change in 2009	% Change in 2008
	2009	2008	2007
	(Dollars in thousands)
Semiconductor Group	$569,324	$837,651	$1,395,703	(32)%	(40)%
Industrial Applications Group	69,870	173,353	174,346	(60)%	(1)%

Net sales	$639,194	$1,011,004	$1,570,049	(37)%	(36)%

Net sales are correlated to shipments in the current period, previously reported shipments and timing of customer acceptance. Semiconductor Group net sales decreased $268.3 million, or 32%, and Industrial Applications Group net sales decreased $103.5 million, or 60%, from 2008 to 2009 primarily due to the continuation of the world-wide economic downturn and general unavailability of credit that began in 2008. Semiconductor Group net sales began to steadily recover in the last three quarters of 2009, resulting in fourth quarter 2009 net sales of $226.7 million, which represents over 35% of fiscal 2009 total net sales. No meaningful recovery was seen in the Industrial Application Group through the fourth quarter of 2009.

Semiconductor Group net sales decreased $558.1 million from 2007 to 2008 primarily as a result of the world-wide economic downturn and the related unavailability of credit to certain customers. Industrial Applications Group 2008 net sales remained relatively flat from 2007 as favorable exchange rates increased net sales by 9% offsetting weaker demand for polishing systems.

Geographical net sales as a percentage of total net sales based on the location of our customers’ facilities were as follows:

	Years Ended December 31,
	2009	2008	2007
Asia	60%	57%	66%
North America	29%	31%	26%
Europe	11%	12%	8%

Gross Profit

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Gross profit	$241,090	$435,944	$769,189
% of net sales (gross margin)	38%	43%	49%

Gross margin in 2009 declined by 5 percentage points compared to 2008 gross margin of 43%. The primary reason for the decrease was the 35% decline in shipments compared to 2008, which had the effect of reducing gross margin by 3 percentage points. The remaining decrease in gross margin is due to the mix of products sold. During 2009, we sold previously written down inventory, which resulted in gross profit of $7.1 million. Those sales had no significant impact on our 2009 gross margin.

Gross margin in 2008 declined by 6 percentage points compared to 2007 gross margin of 49%. During 2008, we incurred $20.2 million of incremental expense due to reduced absorption of our manufacturing costs compared to 2007. We also incurred $11.4 million more in inventory write-downs during 2008 than during 2007, $8.6 million of which was related to internal decisions to focus on our core product lines. In addition, a higher percentage of net sales were from the Industrial Applications Group where margins are generally lower than in the Semiconductor Group. During 2008, we sold previously written down inventory, which resulted in gross profit of $0.6 million. Those sales had no significant impact on our 2008 gross margin.

Our gross profit from period to period is also affected by the timing of when revenue for certain product sales is recognized in accordance with our revenue recognition policy. See Note 2 to our Consolidated Financial Statements for further disclosure of our policy on revenue recognition.

Selling, General and Administrative (SG&A)

	Years Ended December 31,			% Change in 2009	% Change in 2008
	2009	2008	2007
	(Dollars in thousands)
SG&A expense	$164,125	$224,233	$266,018	(27)%	(16)%
% of net sales	26%	22%	17%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

SG&A expense in 2009 was $164.1 million, a 27% reduction from 2008. The decrease in SG&A expense is primarily related to a 25% reduction in employee headcount and other general cost reduction efforts. SG&A expense increased as a percentage of net sales as a result of the decline in net sales from 2008.

SG&A expense decreased $41.8 million in 2008 from 2007. The reduction in expense was attributable to lower employee compensation costs due to lower headcount and a reduction in variable and incentive compensation including profit sharing and commissions. These cost savings were offset by $6.2 million in incremental charges incurred during 2008, primarily related to workforce reductions. SG&A expense increased as a percentage of net sales as a result of the decline in net sales from 2007.

Research and Development (R&D)

	Years Ended December 31,			% Change in 2009	% Change in 2008
	2009	2008	2007
	(Dollars in thousands)
R&D expense	$149,101	$219,660	$241,025	(32)%	(9)%
% of net sales	23%	22%	15%

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

R&D expense in 2009 was $149.1 million, a 32% decrease from 2008. The decrease in R&D expense is primarily related to a 12% reduction in employee headcount along with other general cost reduction efforts, including cutbacks in R&D project spending.

R&D expense decreased $21.4 million in 2008 from 2007. The reduction in expense was attributable to lower headcount and profit sharing expense. These cost savings were offset by $8.6 million in incremental charges incurred during the year, primarily related to workforce reductions and the impairment of certain R&D assets in order to focus on certain product lines. R&D expense increased as a percentage of net sales as a result of the decline in net sales from 2007.

Restructuring and Other Charges (Benefits), net

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Restructuring and other charges (benefits)	$3,840	$4,545	$(8,013)
% of net sales	less than 1%	less than 1%	less than -1%

In 2009 and 2008, we incurred $3.8 million and $4.5 million in additional restructuring charges primarily related to changes in estimates of future sublease income for facility exit activities recorded in prior years.

In 2007, we completed the sale of certain facilities in San Jose, California, resulting in a gain of $9.1 million. This sale substantially completed the actions contemplated under our 2006 restructuring plan. Offsetting the gain on sale of assets was $1.1 million in additional expense resulting from changes in estimates associated primarily with future estimated sublease income.

See Note 10 to our Consolidated Financial Statements for further discussion of our restructuring activities.

Impairment of Goodwill

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Impairment of goodwill	$—	$99,522	$—
% of net sales	0%	10%	0%

In 2008, we incurred a non-cash goodwill impairment charge of $99.5 million to reduce the carrying value of goodwill within our Industrial Applications Group reporting unit. Further discussion of this charge is included in Note 8 to our Consolidated Financial Statements. No goodwill impairment charges were incurred in 2009 or 2007.

Interest and Other Income, net

	Years Ended December 31,			% Change in 2009	% Change in 2008
	2009	2008	2007
	(Dollars in thousands)
Interest income	$9,569	$17,600	$38,414	(46)%	(54)%
Interest expense	(2,073)	(7,021)	(6,376)	70%	(10)%
Other income (expense), net	(901)	(5,659)	12,592	84%	(145)%

Interest and other income, net	$6,595	$4,920	$44,630	34%	(89)%

% of net sales	1%	Less than 1%	3%

Interest income was $9.6 million in 2009, or $8.0 million less than in 2008 and $28.8 million less than in 2007. This is primarily due to the combination of lower interest rates during 2009 and lower average cash balances.

Interest expense was $2.1 million in 2009, or $4.9 million less than in 2008 and $4.3 million less than in 2007. This is primarily due to the repayments of our debt obligations during 2007 and 2008, combined with lower effective interest rates, as most of our obligations have floating interest rates.

Other income (expense), net, was a loss of $0.9 million in 2009 compared to a loss of $5.7 million in 2008 and a gain of $12.6 million in 2007. The loss in 2009 consists mainly of foreign currency losses of $3.8 million. This compares to a $3.5 million foreign currency loss in 2008 and a $4.5 million gain in 2007. The foreign currency loss in 2009 was offset by a $2.2 million gain on other investments compared to losses on investments in 2008 and 2007, including other-than-temporary impairments, of $8.7 million and $1.4 million, respectively. Other income in 2009 was $0.7 million, compared to $6.6 million in 2008 and $9.5 million in 2007.

Income Taxes

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Provision for income taxes	$15,854	$8,614	$101,089
% of income (loss) before income taxes	(23)%	(8)%	32%

As a result of our global business structure, in periods of profitability we expect to achieve tax rates lower than current federal rates as we benefit from a geographical mix of income at lower rates and foreign tax credit planning strategies. Likewise, in periods of operating losses, those losses accumulate in lower tax rate jurisdictions which reduces our tax benefit. Our effective tax rates for 2009 and 2008 reflect the unfavorable impact of losses in lower tax rate jurisdictions. In 2009, we incurred charges of $25.2 million to reduce previously recognized deferred tax assets, of which $20.2 million is due to a California tax law change enacted during the year. The remaining charges relate to valuation allowances in certain foreign jurisdictions. Offsetting that charge was a net tax benefit of $20.7 million due to the utilization of net operating loss carryforwards. During 2009 we also reviewed our intercompany agreements, which resulted in a modification. This modification had no immediate impact to operating cash flow and is expected to reduce our tax liability in future years. As a result of this item, as well as other less significant items recognized during the year, we recorded incremental tax expense of $22.1 million to increase net unrecognized tax benefits. The 2008 effective tax rate was negatively impacted by the $99.5 million goodwill impairment charge, most of which was non-deductible for tax purposes.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Cash and cash equivalents	$142,047	$184,332
Short-term investments	359,323	286,556

Total cash, cash equivalents and short-term investments	$501,370	$470,888

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of liquidity as of December 31, 2009 consisted of $501.4 million of cash, cash equivalents and short-term investments. This amount represents an increase of $30.5 million from $470.9 million as of December 31, 2008, which is primarily due to cash generated from operations during the year.

Restricted Cash, Cash Equivalents and Long-Term Investments

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Restricted cash and cash equivalents	$133,105	$119,702
Long-term investments	78,763	91,873

Total restricted cash and long-term investments	$211,868	$211,575

We held $211.9 million in restricted cash and long-term investments as of December 31, 2009, an increase of $0.3 million from $211.6 million as of December 31, 2008. The restricted cash and cash equivalents are primarily money market funds and Euro-denominated time-based deposits held to secure our debt obligations.

Long-term investments consist of tax-exempt auction-rate securities, whose underlying assets are either student loans substantially backed by the federal government or closed-end municipal funds. Beginning in February 2008, these auction-rate securities became illiquid because their scheduled auctions failed to settle. An auction failure occurs when the parties wishing to sell securities at auction cannot. As a result, these investments are classified as long-term in our Consolidated Balance Sheet as we may have limited or no opportunities to liquidate these investments and fully recover their par value in the near term. We redeemed $18.8 million and $15.1 million of auction rate securities at par value during 2009 and 2008, respectively. We have recorded a temporary unrealized loss of $10.7 million within OCI related to these investments in our Consolidated Financial Statements as of December 31, 2009. See Note 4 to our Consolidated Financial Statements.

Cash Flow Summary

	Years Ended December 31
	2009	2008	2007
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$63,329	$189,236	$305,689
Investing activities	(81,406)	43,593	364,107
Financing activities	(23,786)	(224,299)	(553,862)
Effects of exchange rate changes on cash and cash equivalents	(422)	731	674

Net increase (decrease) in cash and cash equivalents	$(42,285)	$9,261	$116,608

Operating

Net cash provided by operating activities for the year ended December 31, 2009 was $63.3 million. We generated $63.3 million of cash from operations during 2009 by offsetting our net loss of $85.2 million with the effect of non-cash charges, net of $92.1 million and decreases in working capital levels of $56.4 million.

Net cash provided by operating activities for the year ended December 31, 2008 was $189.2 million. We generated $189.2 million of cash from operations during 2008 by offsetting our net loss of $115.7 million with the effect of non-cash charges, net of $200.7 million and decreases in working capital levels of $104.2 million.

Net cash provided by operating activities for the year ended December 31, 2007 was $305.7 million. The primary sources of cash from operating activities were net income of $213.7 million, adjusted to exclude the effect of non-cash charges and benefits of $126.4 million, offset by increases in working capital levels of $34.4 million.

Investing

Net cash used in investing activities for the year ended December 31, 2009 was $81.4 million, consisting primarily of cash used for net purchases, sales and maturities of investments of $55.6 million and an increase in restricted cash and cash equivalents of $13.0 million. Net cash was also reduced by $11.9 million for capital expenditures.

Net cash provided by investing activities for the year ended December 31, 2008 was $43.6 million, consisting primarily of cash received from net purchases, sales and maturities of investments of $22.0 million and a reduction in restricted cash and cash equivalents of $41.3 million. Net cash was also reduced by $17.9 million for capital expenditures and $1.9 million for the purchase of Micron Machine Tools, Inc.

Net cash provided by investing activities for the year ended December 31, 2007 was $364.1 million, consisting primarily of cash received from net purchases, sales and maturities of investments of $367.8 million and proceeds on the sale of property and equipment of $47.2 million which are primarily related to the sale of property and buildings in San Jose. Net cash was reduced by $33.2 million for capital expenditures.

Financing

Net cash used in financing activities for the year ended December 31, 2009 was $23.8 million, due primarily to the repurchase of common stock for $30.7 million and partially offset by proceeds from employee stock compensation plans of $7.3 million. We also refinanced our previous debt obligation of $110.6 million during 2009. See further discussion in our “Credit Arrangements” section below.

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

Credit Arrangements

We have short-term credit facilities with various financial institutions totaling $46.1 million. These credit facilities bear interest at various rates and expire on various dates through August 2010. As of December 31, 2009, we had insignificant current debt obligations outstanding, $3.7 million was pledged against outstanding letters of credit and the remaining $42.4 million was unutilized.

On June 17, 2009, we entered into a three-year Credit Agreement, which was amended on September 23, 2009 (the Agreement), with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 75 basis points, the outstanding balance of which is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank, which was due and payable on June 25, 2009. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in 2004 and for general corporate purposes. As of December 31, 2009, we had amounts outstanding under the Agreement of 79.5 million Euros, or $114.1 million, at an effective interest rate of 1.2%, secured by deposits in money market funds at a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within non-current restricted cash and cash equivalents on our Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations and warranties and events of default and limited negative covenants and financial covenants, which are subject to various exceptions and qualifications. We were in compliance with these covenants as of December 31, 2009.

On April 21, 2009 we terminated our $150.0 million senior unsecured revolving credit facility with Bank of America, N.A. We did not incur any penalties related to the termination. We had no amounts available or outstanding under this facility as of the termination date.

We believe that our financial resources will be sufficient to meet our needs through the next 12 months.

Off-Balance Sheet Arrangements

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate during the ordinary course of business. As of December 31, 2009, the maximum potential amount of future payments that we could be required to make under these letters of credit was $3.7 million. We have not recorded a liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Guarantee and Indemnity Arrangements

We have guarantee arrangements on behalf of certain of our subsidiaries for line-of-credit borrowings and operating leases. In the event of default on these arrangements, we would have a maximum exposure of $25.7 million as of December 31, 2009. We have not recorded a liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We also indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California.

Contractual Obligations

The following is a table summarizing our contractual obligations and purchase commitments under borrowing arrangements and future minimum lease payments under all non-cancelable operating leases as of December 31, 2009.

	Years Ending December 31,						Sublease Income	Net Total
	2010	2011	2012	2013	2014	Thereafter
	(Dollars in thousands)
Non-cancelable operating leases	$10,684	$9,328	$5,729	$5,284	$2,916	$10,778	$(19,477)	$25,242
Purchase and other commitments	19,595	4,403	4,408	—	—	—	—	28,406
Debt obligations	13	—	114,147	—	—	—	—	114,160

Total contractual obligations	$30,292	$13,731	$124,284	$5,284	$2,916	$10,778	$(19,477)	$167,808

We have non-cancelable operating leases for various facilities. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $3.4 million, $4.5 million and $3.8 million, respectively, net of sublease income of $1.1 million, $1.1 million and $1.0 million, respectively. Certain of the operating leases contain provisions which permit us to renew the leases at the end of their respective lease terms.

We have firm purchase commitments with various suppliers to ensure the availability of components and services. Our minimum obligation as of December 31, 2009 under these arrangements was $23.4 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for potential cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We believe we have made adequate provision for potential exposure related to inventory on order which may go unused. As of December 31, 2009, we had $5.0 million in other non-inventory related commitments.

Liabilities related to our pension and post-retirement benefit plans are reported in our Consolidated Balance Sheets but are not reflected in the contractual obligation table due to the absence of stated maturities. We have net obligations as of December 31, 2009 related to our pension plans and post-retirement medical plan of $9.3 million. We funded $0.5 million to these plans in fiscal 2009. We expect to fund an additional $0.6 million in fiscal 2010.

As of December 31, 2009, we have recorded unrecognized tax benefits of $49.7 million and interest and penalties of $1.9 million, both of which are classified as non-current liabilities in the Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Recent Accounting Pronouncements

For a description of recently adopted and issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements, see Note 2 to our Consolidated Financial Statements.

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

The interest rates on the majority of our obligations are floating. Therefore, our results are affected by the interest rate changes to variable-rate short-term and long-term borrowings.

The tables below present the amounts we recorded and related weighted average interest rates by year of contractual maturity for our investment portfolio and debt obligations as of December 31, 2009 and 2008. The amounts presented in the tables below approximate fair value.

	Periods of Maturity					Total
December 31, 2009	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	Over 10 Years
	(In thousands)
Assets:
Cash and cash equivalents	$142,047	$—	$—	$—	$—	$142,047
Average interest rate	0.13%	—	—	—	—	0.13%
Short-term investments	$164,549	$175,481	$—	$1,520	$14,075	$355,625
Average interest rate	3.95%	3.35%	—	1.54%	1.34%	3.54%
Long-term investments	$—	$—	$1,305	$—	$77,458	$78,763
Average interest rate	—	—	0.63%	—	0.67%	0.66%
Restricted cash and cash equivalents	$133,105	$—	$—	$—	$—	$133,105
Average interest rate	0.14%	—	—	—	—	0.14%

Liabilities:
Short-term borrowings	$13	$—	$—	$—	$—	$13
Average interest rate	5.00%	—	—	—	—	5.00%
Long-term borrowings	$—	$114,599	$—	$—	$—	$114,599
Average interest rate	—	1.18%	—	—	—	1.18%

	Periods of Maturity					Total
December 31, 2008	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	Over 10 Years
	(In thousands)
Assets:
Cash and cash equivalents	$184,332	$—	$—	$—	$—	$184,332
Average interest rate	1.93%	—	—	—	—	1.93%
Short-term investments	$58,194	$203,303	$—	$5,421	$15,500	$282,418
Average interest rate	3.72%	4.22%	—	4.76%	5.67%	4.21%
Long-term investments	$—	$—	$—	$5,790	$86,083	$91,873
Average interest rate	—	—	—	1.83%	2.38%	2.35%
Restricted cash and cash equivalents	$119,702	$—	$—	$—	$—	$119,702
Average interest rate	1.79%	—	—	—	—	1.79%

Liabilities:
Short-term borrowings	$112,907	$—	$—	$—	$—	$112,907
Average interest rate	2.92%	—	—	—	—	2.92%

The “less than 1 year” category of short-term investments contains $13.9 million and $10.6 million as of December 31, 2009 and 2008, respectively, of other investments that do not have contractual maturities. The tables above exclude interest receivable of $3.7 million and $4.1 million as of December 31, 2009 and 2008, respectively, which is included in short-term investments on the Consolidated Balance Sheet.

As of December 31, 2009, we held tax-exempt auction-rate securities with an estimated fair value of $78.8 million, whose underlying assets are either student loans substantially backed by the federal government or closed-end municipal funds. Beginning in February 2008, these auction-rate securities became illiquid because their scheduled auctions failed to settle. An auction failure occurs when the parties wishing to sell securities at auction cannot. As a result, we may have limited or no opportunities to liquidate these investments and fully recover their stated value in the near term. These investments are classified as long-term in our Consolidated Balance Sheets. As of December 31, 2009, we have recorded a cumulative temporary unrealized loss of $10.7 million within OCI.

Foreign Currency Risk

We conduct business in various foreign countries located primarily in Europe and Asia. We are therefore exposed to changes in exchange rates of currencies in those regions. We utilize foreign currency forward contracts to mitigate our exposure to changes in exchange rates by hedging intercompany balances denominated in currencies other than the U.S. dollar, hedging our net investment in certain foreign subsidiaries and by designating certain forward contracts as cash flow hedges on transactions in which costs are denominated in U.S. dollars but the related revenues are generated in a foreign currency. As of December 31, 2009, we had 79.5 million Euros outstanding under our Euro-denominated floating rate debt with Bank of America N.A. of which 27.1 million Euros was used to mitigate the economic impact of our net investment in certain foreign subsidiaries and was designated as a net investment hedge. Our remaining foreign currency risk associated with our Euro-denominated debt is mitigated through our restricted cash holdings in Euros. Our hedging program is generally designed to minimize the impact of foreign currency fluctuations on our results of operations. We do not use foreign currency forward exchange contracts for speculative or trading purposes. For further discussion related to the accounting treatment of our derivative instruments see Note 2 to our Consolidated Financial Statements. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates and the estimated fair value of our contracts outstanding as of December 31, 2009 and 2008.

	December 31, 2009
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value-Gain (Loss)
	(In thousands, except for average contract rate)
Foreign currency forward exchange contracts:
Japanese yen	$6,474	91.56	$(173)
Swiss franc	1,453	1.04	—
Chinese renminbi	479	6.83	(2)
Israeli shekel	(307)	3.79	(6)
Other	(4)		(3)

	$8,095		$(184)

	December 31, 2008
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value-Gain (Loss)
	(In thousands, except for average contract rate)
Foreign currency forward exchange contracts:
Japanese yen	$24,780	95.53	$(1,867)
Euro	14,893	0.71	41
Israeli shekel	2,114	3.69	(4)
Swiss franc	1,313	1.08	1
Other	(14)		(16)

	$43,086		$(1,845)

Item 8.	Financial Statements and Supplementary Data

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Net sales	$639,194	$1,011,004	$1,570,049
Cost of sales	398,104	575,060	800,860

Gross profit	241,090	435,944	769,189

Selling, general and administrative	164,125	224,233	266,018
Research and development	149,101	219,660	241,025
Restructuring and other charges (benefits), net	3,840	4,545	(8,013)
Impairment of goodwill	—	99,522	—

Total operating expenses	317,066	547,960	499,030

Operating income (loss)	(75,976)	(112,016)	270,159

Interest income	9,569	17,600	38,414
Interest expense	(2,073)	(7,021)	(6,376)
Other income (expense), net	(901)	(5,659)	12,592

Interest and other income, net	6,595	4,920	44,630

Income (loss) before provision for income taxes	(69,381)	(107,096)	314,789
Provision for income taxes	15,854	8,614	101,089

Net income (loss)	$(85,235)	$(115,710)	$213,700

Net income (loss) per share:
Basic	$(0.88)	$(1.18)	$1.78

Diluted	$(0.88)	$(1.18)	$1.75

Shares used in basic per share calculations	96,487	98,083	119,782

Shares used in diluted per share calculations	96,487	98,083	121,915

See accompanying Notes to Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$142,047	$184,332
Short-term investments	359,323	286,556
Accounts receivable, net of allowance for doubtful accounts of $2,606 in 2009 and $4,057 in 2008	150,624	144,330
Inventories	162,213	213,305
Deferred tax assets, net	46,900	44,051
Restricted cash and cash equivalents	—	116,819
Prepaid and other current assets	36,715	53,209

Total current assets	897,822	1,042,602
Property and equipment, net	239,111	271,866
Non-current restricted cash and cash equivalents	133,105	2,883
Long-term investments	78,763	91,873
Goodwill	126,438	126,073
Intangibles and other assets	83,739	102,230

Total assets	$1,558,978	$1,637,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,656	$50,832
Accrued payroll and related expenses	21,566	35,907
Accrued warranty	17,014	25,732
Other accrued liabilities	49,571	47,533
Income taxes payable	1,580	17,527
Deferred profit	9,094	14,784
Current debt obligations	13	112,907

Total current liabilities	171,494	305,222
Long-term debt obligations	114,147	—
Long-term income taxes payable	48,332	29,778
Other non-current liabilities	45,228	55,745

Total liabilities	379,201	390,745
Commitments and contingencies (Notes 13 and 14)
Shareholders’ equity:
Preferred stock, no par value; authorized shares — 10,000; no shares issued and outstanding	—	—
Common stock, no par value; authorized shares — 240,000; shares issued and outstanding — 96,867 in 2009 and 97,089 in 2008	1,179,220	1,158,637
Retained earnings	5,226	99,981
Accumulated other comprehensive loss	(4,669)	(11,836)

Total shareholders’ equity	1,179,777	1,246,782

Total liabilities and shareholders’ equity	$1,558,978	$1,637,527

See accompanying Notes to Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(85,235)	$(115,710)	$213,700
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposal of property and equipment, net	518	2,565	(9,168)
Impairment of goodwill	—	99,522	—
Depreciation and amortization	46,861	63,317	66,924
Deferred income taxes	5,788	(7,834)	36,319
Stock-based compensation	30,388	32,563	28,118
Excess tax benefit from stock-based compensation	(850)	(98)	(855)
Other-than-temporary impairment of investments	—	4,228	1,763
Other non-cash charges, net	9,467	6,507	3,327
Changes in operating assets and liabilities:
Accounts receivable, net	(8,343)	198,215	(32,857)
Inventories	53,904	45,797	(8,093)
Prepaid and other assets	18,742	(28,892)	2,658
Accounts payable	21,865	(32,636)	3,904
Accrued payroll and related expenses	(11,175)	(34,304)	(6,490)
Accrued warranty	(10,901)	(24,397)	(846)
Income taxes payable	2,369	18,309	(10,412)
Deferred profit	(5,797)	(37,646)	10,284
Other liabilities	(4,272)	(270)	7,413

Net cash provided by operating activities	63,329	189,236	305,689

Cash flows from investing activities:
Proceeds from sales of investments	246,934	390,595	1,203,486
Proceeds from maturities of investments	25,926	84,310	206,665
Purchases of investments	(328,445)	(452,936)	(1,042,393)
Capital expenditures	(11,891)	(17,903)	(33,216)
Proceeds from sale of property and equipment	1,267	92	47,185
Decrease (increase) in restricted cash and cash equivalents	(13,003)	41,348	(17,281)
Business acquisitions, net of cash acquired	(194)	(1,913)	(339)
Purchase of intangible assets	(2,000)	—	—

Net cash provided by (used in) investing activities	(81,406)	43,593	364,107

Cash flows from financing activities:
Proceeds from debt obligations	110,632	—	—
Payments on debt obligations	(110,608)	(25,972)	(43)
Repayments of lines of credit, net	(1,255)	(965)	(18,117)
Proceeds from employee stock compensation plans	7,251	10,669	41,917
Repurchases of common stock	(30,656)	(208,129)	(578,474)
Excess tax benefit from stock-based compensation	850	98	855

Net cash used in financing activities	(23,786)	(224,299)	(553,862)

Effects of exchange rate changes on cash and cash equivalents	(422)	731	674
Net change in cash and cash equivalents	(42,285)	9,261	116,608

Cash and cash equivalents at beginning of period	184,332	175,071	58,463

Cash and cash equivalents at end of period	$142,047	$184,332	$175,071

Supplemental disclosures:
Cash paid during the year for:
Interest	$2,203	$6,837	$7,070
Income taxes, net	$3,906	$27,461	$72,488

See accompanying Notes to Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
	Shares	Amount
	(In thousands)
Balance, December 31, 2006	125,452	$1,393,914	$438,196	$2,595	$1,834,705
Adoption of new authoritative guidance for sabbatical leave, net of tax of $2,200	—	—	(3,800)	—	(3,800)
Components of comprehensive income:
Net income	—	—	213,700	—	213,700
Net change in unrealized loss on investments, net of tax of $85	—	—	—	(237)	(237)
Foreign currency translation adjustments, net of tax of $159	—	—	—	4,486	4,486
Net change in unrealized loss on derivative instruments	—	—	—	(2,249)	(2,249)
Net change in unrealized loss on pension obligation, net of tax of $207	—	—	—	681	681

Comprehensive income					216,381

Issuance of common stock under employee compensation plans, net	1,626	44,946	—	—	44,946
Income tax benefits realized from activity in employee stock plans	—	2,158	—	—	2,158
Stock-based compensation	—	28,299	—	—	28,299
Repurchases of common stock	(21,734)	(249,784)	(343,818)	—	(593,602)

Balance, December 31, 2007	105,344	1,219,533	304,278	5,276	1,529,087
Components of comprehensive income:
Net loss	—	—	(115,710)	—	(115,710)
Net change in unrealized loss on investments, net of tax of $(85)	—	—	—	(10,647)	(10,647)
Foreign currency translation adjustments, net of tax of $1,582	—	—	—	(7,059)	(7,059)
Net change in unrealized loss on derivative instruments	—	—	—	1,441	1,441
Net change in unrealized loss on pension obligation	—	—	—	(847)	(847)

Comprehensive loss					(132,822)

Issuance of common stock under employee compensation plans, net	721	13,335	(263)	—	13,072
Income tax provision for activity in employee stock plans	—	(2,620)	—	—	(2,620)
Stock-based compensation	—	33,074	—	—	33,074
Repurchases of common stock	(8,976)	(104,685)	(88,324)	—	(193,009)

Balance, December 31, 2008	97,089	1,158,637	99,981	(11,836)	1,246,782
Adoption of new authoritative guidance for other-than-temporary impairments for debt securities	—	—	3,491	(3,491)	—
Components of comprehensive income:
Net loss	—	—	(85,235)	—	(85,235)
Net change in unrealized loss on investments	—	—	—	7,281	7,281
Foreign currency translation adjustments, net of tax of $(740)	—	—	—	3,168	3,168
Net change in unrealized loss on derivative instruments	—	—	—	1,010	1,010
Net change in unrealized loss on pension obligation, net of tax of $21	—	—	—	(801)	(801)

Comprehensive loss					(74,577)

Issuance of common stock under employee compensation plans, net	1,235	10,740	—	—	10,740
Income tax provision for activity in employee stock plans	—	(2,577)	—	—	(2,577)
Stock-based compensation	—	30,065	—	—	30,065
Repurchases of common stock	(1,457)	(17,645)	(13,011)	—	(30,656)

Balance, December 31, 2009	96,867	$1,179,220	$5,226	$(4,669)	$1,179,777

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

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. We evaluate estimates on an ongoing basis, including those related to recognition of revenue, valuation of investments, adequacy of the allowance for doubtful accounts, valuation of inventory, valuation of deferred tax assets, valuation of goodwill and other intangible assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, contingencies and litigation, and measurement of stock-based compensation. We base estimates on historical experience and on other market based assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state assets and liabilities given facts known at the time of measurement. Actual results may differ from these estimates.

We have evaluated subsequent events through February 24, 2010, the issuance date of our financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collection of the receivable is reasonably assured. It is common for us to ship equipment and transfer title at the point of delivery to the buyer under the terms of our contractual relationship. When uncertainty exists as to customer acceptance due to customer-specific performance conditions, we defer revenue recognition until acceptance and record the deferred revenue and associated costs of sales in deferred profit on our Consolidated Balance Sheet.

Our equipment sales generally have two elements: the equipment and installation of that equipment. While installation is not essential to the functionality of the delivered equipment, final payment is not billable until customer acceptance for many of our sales contracts. Provided that we meet defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. For those sales contracts where final payment is not billable until customer acceptance, the final payment (which typically exceeds the fair value of the installation) is recognized upon customer acceptance.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also enter into revenue arrangements that involve the sale of multiple pieces of equipment under a single arrangement. Revenue under these arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand-alone basis and there is objective and reliable evidence of fair value. Our sales arrangements do not include a general right of return. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue as well as unearned revenue from certain equipment sales arrangements are included in other accrued liabilities.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with insignificant interest rate risk and original maturities of 90 days or less to be cash equivalents.

Restricted Cash and Cash Equivalents

We maintain certain amounts of cash and cash equivalents on deposit which are restricted from general use. These amounts are used primarily to secure our Euro-based credit facility (see Note 11). The fair value of restricted cash and cash equivalents is determined in the same manner as cash and short-term investments.

Investments

Our investments are designated as available-for-sale securities and are reported at fair value. Investments with original maturities greater than 90 days which are available for use in current operations are considered to be short-term investments, except for our investments in auction-rate-securities. Our auction-rate securities with scheduled maturities in excess of one-year from the balance sheet date are considered long-term as there is no active market to sell these securities. In valuing our investments we predominantly use market data or data derived from market sources. When markets are not considered to be active we may use (a) observable market prices in less active markets, (b) non-binding market prices that are corroborated by observable market data, or (c) quoted market prices for similar instruments. When market data is not available, we employ a cash-flow-based modeling technique to arrive at the recorded fair value. This process involves incorporating our assumptions about the anticipated term and yield that a market participant would require to purchase the security in the marketplace. Temporary unrealized gains and losses, net of tax, are recorded within other comprehensive income (loss) (OCI). Changes in the fair value of our investments impact our net income only when such investments are sold or when an other than temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by using the amortized cost of the specific security sold.

Allowance for Doubtful Accounts

We evaluate our allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed to be uncollectible, we provide a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We also provide allowances based on our write-off history. We charge accounts receivable balances against our allowance for doubtful accounts once we have concluded our collection efforts are unsuccessful. Accounts receivable is

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered past due when not paid in accordance with the contractual terms of the related arrangement. Our provision for bad debt was $2.7 million and $0.9 million for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2009, we recognized a net benefit for bad debt of $0.8 million due to the recovery of amounts previously reserved.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We periodically assess the recoverability of all inventories, including purchased and spare parts, work-in-process, finished goods and evaluation systems, to determine whether adjustments are required to record inventory at the lower of cost or market. Inventory that we determine to be obsolete or in excess of our forecasted usage is written down to its estimated realizable value if less than cost based on our assumptions about future demand and market conditions. If actual demand is lower than our forecast, additional inventory write-downs may be required.

Income Taxes

We recognize deferred tax assets and liabilities using statutory tax rates for temporary differences between the book and tax basis of recorded assets and liabilities, net operating losses and tax credit carryforwards. As of December 31, 2009, we had net deferred tax assets of $98.1 million, net of our valuation allowance of $27.6 million. We believe that our net deferred tax assets will be realized due to anticipated future income and our ability to carry back losses to prior years. We have considered all sources of taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If in the future we determine that we would not be able to realize all or part of our net deferred tax assets, an additional valuation allowance would decrease income in the period in which such determination is made.

We evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Any change in measurement of these liabilities would result in the recognition of an additional charge or benefit to our income tax provision. We include interest and penalties related to unrecognized tax benefits within the provision for income taxes.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

Manufacturing and engineering equipment	3 — 10 years
Office furniture, fixtures and equipment	3 — 7 years
Buildings and leasehold improvements	3 — 39 years

Goodwill and Other Intangible Assets

We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We perform our goodwill impairment test in the fourth quarter of each fiscal year separately for each of our reporting units. We define reporting units as the individual segments in which we operate. The first

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

step of the test identifies whether potential impairment may have occurred, and the second step measures the amount of the impairment, if any. Impairment is present when the carrying amount of net assets exceeds the fair value estimated during the first step of our impairment test. The estimation of the fair value of each reporting unit is determined based upon data generated from a discounted cash flow model, known as the income approach, and a comparable market price model, known as the market approach. The income approach requires us to make a number of assumptions, including future growth rates, expense trends and working capital turnover ratios for each reporting unit over an extended period of time. Although the assumptions we utilize are consistent with the assumptions used to generate our annual strategic plan, there is significant judgment in the timing and level of future cash flows attributable to each reporting unit. If our future operating results do not meet current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units, future impairment charges related to goodwill or long-lived assets may be required. We amortize our intangible assets with definite lives on a straight-line basis over their estimated useful lives.

Warranty Obligations

We generally provide warranty coverage for a predetermined amount of time on systems and modules for material and labor to repair and service the equipment. We record the estimated cost of warranty coverage to cost of sales when revenue is recognized. The estimated cost of warranty is determined by the warranty term and the historical labor and material costs for a specific product. We review the actual product failure and material usage rates on a quarterly basis and adjust our warranty liability as necessary. Product warranty obligations that extend for more than 12 months from our balance sheet date are included in other non-current liabilities.

Restructuring and Impairment Charges

We record a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the exit or disposal plan is approved. Accordingly, restructuring accruals are recorded when management initiates an exit plan that will cause us to incur costs that have no future economic benefit. The restructuring accrual related to vacant facilities is calculated net of estimated sublease income. Sublease income is estimated based on expected occupancy rates and current market rates for similar properties. If we are unable to sublet the vacated properties on a timely basis or if we are forced to sublet them at lower rates due to changes in market conditions, we will adjust the accruals accordingly.

Contingencies and Litigation

We assess the probability of adverse judgments in connection with current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost.

Foreign Currency Translation

We translate assets and liabilities of non-U.S. dollar functional currency subsidiaries into dollars at the rates of exchange in effect at the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation gains or losses related to these foreign subsidiaries are included as a component of accumulated OCI.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

We enter into foreign currency forward exchange contracts with maturities of less than 12 months to mitigate the impact of currency exchange fluctuations on (a) probable anticipated system sales denominated in Japanese yen (b) our net investment in certain foreign subsidiaries and (c) existing monetary asset and liability balances denominated in foreign currencies. All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. We report cash flows from derivative instruments in cash flows from operating activities. We used the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales.

Advertising Expenses

We expense advertising costs as incurred. Advertising expenses for 2009, 2008 and 2007 were $0.8 million, $1.1 million and $2.2 million, respectively.

Concentrations and Other Risks

We use financial instruments that potentially subject us to concentrations of credit risk. Such instruments include cash equivalents, investments, accounts receivable and financial instruments used in hedging activities. We invest our cash in cash deposits, money market funds, commercial paper, certificates of deposit or readily marketable debt securities. We place our investments with high-credit quality financial institutions, which limits the credit exposure from any one financial institution or instrument. Excluding impairment charges relating to auction-rate securities, we have not historically recognized significant losses on our short-term investments. As of December 31, 2009, we had $71.1 million time-based deposits in excess of federally insured amounts.

We sell a significant portion of our systems to a limited number of customers. Net sales to our ten largest customers in 2009, 2008 and 2007 accounted for 71%, 60% and 59% of our total net sales, respectively. Three customers accounted for 22%, 12% and 11% of receivables as of December 31, 2009. Two customers accounted for 21% and 11% of receivables as of December 31, 2008. We expect sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. None of our customers have entered into long-term purchase agreements that would require them to purchase our products.

We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Based on a customer’s financial strength we may require prepayment or an irrevocable letter of credit. We have an exposure to non-performance by counterparties on the foreign exchange contracts we use in hedging activities. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations to us. We do not believe there is a significant risk of non-performance by these counterparties because we continuously monitor our positions, the credit ratings of such counterparties, and the amount of contracts we enter into with any one party.

Certain raw materials we use in the manufacturing of our products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or solvency of our suppliers.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results. See Note 17 for the significant estimates used to calculate our stock-based compensation expense.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance was effective for the Company’s interim reporting period ended on September 26, 2009 and only impacts references for accounting guidance.

In September 2006, the FASB issued new authoritative guidance regarding fair value measurements. This guidance establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. This guidance also requires expanded disclosures related to fair value measurements. We fully adopted this guidance on January 1, 2009. See Note 4 for information about fair value measurements.

In December 2007, the FASB issued new authoritative guidance regarding business combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. Under this guidance, an entity is generally required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. We adopted this guidance on January 1, 2009. The adoption did not have a significant impact on our Consolidated Financial Statements.

In March 2008, the FASB issued new authoritative guidance which requires enhanced disclosures about an entity’s derivative and hedging activities. We adopted this guidance on January 1, 2009. See Note 6 for the required disclosures.

In April 2009, the FASB issued new authoritative guidance which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under this guidance, an other-than-temporary impairment is triggered for impaired debt securities when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or when recovery of the entire amortized cost of the security is not expected. This guidance also changes the presentation of other-than-temporary impairments in the income statement for those impairments attributed to credit losses. We adopted this guidance on March 29, 2009. As a result, we recorded an adjustment of $3.5 million to increase beginning retained earnings and accumulated OCI. See Note 4 for the required disclosures.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued additional authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes guidance on identifying circumstances that indicate when a transaction is not orderly and requires disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. We adopted this guidance on March 29, 2009. The adoption did not have a significant impact on our Consolidated Financial Statements.

In May 2009, the FASB issued new authoritative guidance which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance for our second quarter ended June 27, 2009. The adoption did not have a significant impact on our Consolidated Financial Statements. We have disclosed the date through which subsequent events have been evaluated in the Principles of Consolidation and Basis of Presentation section of this note.

In August 2009, the FASB issued authoritative guidance which reaffirms the existing definition of fair value and reintroduces the concept of entry value into the determination of fair value of liabilities. Entry value is the amount an entity would receive to enter into an identical liability. We adopted this guidance during our fourth quarter of 2009. The adoption did not have a significant impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued new authoritative guidance addressing revenue arrangements with multiple deliverables. This guidance requires revenue to be allocated to multiple-elements based on their relative selling price. Under the relative selling price method, a best estimate of the selling price may be used if vendor-specific or other third-party evidence of fair value is not available. The guidance will eliminate our use of the residual method to allocate the arrangement consideration. This guidance is effective for our fiscal year beginning on or after January 1, 2011 with early adoption permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently evaluating the potential impact of this guidance on our Consolidated Financial Statements.

In January 2010, the FASB amended the disclosure requirements for the fair value measurements for recurring and nonrecurring assets and liabilities. The guidance provides that an entity shall disclose any significant transfers of assets and liabilities between those that are actively traded in markets (level 1) and those that are not actively traded but have observable inputs (level 2), and the reasons for the transfers. This guidance is effective for interim or fiscal periods beginning after December 15, 2009, which will be the Company’s first quarter of fiscal 2010. The guidance also provides that disclosures for assets and liabilities with significant unobservable inputs (level 3) should separately disclose purchases, sales, issuances and settlements. This guidance is effective for our fiscal year beginning January 1, 2010. We do not expect the adoption of this guidance to have a significant impact on our Consolidated Financial Statements.

Note 3.    Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards.

Diluted net income per share is computed by dividing net income by the weighted-average number of common and potential common shares outstanding during the period. Potential common shares represent the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued,

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which consist primarily of stock options and restricted stock awards. For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are either anti-dilutive under the treasury stock method or restricted shares subject to performance conditions that have not been met. Accordingly, potential common shares of 13.8 million for the year ended December 31, 2007 were excluded from the computation.

Diluted net loss per share excludes potential common shares, as the effect would be anti-dilutive. As such, the denominator used in computing both basic and diluted net loss per share for the years ended December 31, 2009 and 2008 are the same. The number of potential common shares that could dilute basic net income per share was 20.1 million and 22.6 million for the years ended December 31, 2009 and 2008, respectively.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(85,235)	$(115,710)	$213,700

Denominator:
Basic weighted-average shares outstanding	96,487	98,083	119,782
Dilutive potential common shares	—	—	2,133

Diluted weighted-average shares outstanding	96,487	98,083	121,915

Basic net income (loss) per share	$(0.88)	$(1.18)	$1.78
Diluted net income (loss) per share	$(0.88)	$(1.18)	$1.75

Note  4.    Fair Value of Financial Instruments

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

Our financial instruments consist primarily of money market funds, municipal bonds, variable-rate demand notes, corporate bonds, auction-rate securities and derivative instruments. Three levels of inputs are used to measure the fair value of our investments:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

We classify our money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 —	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.

We classify our municipal bonds, variable-rate demand notes and corporate bonds as Level 2 instruments due to our use of observable market prices in less active markets or, when observable market prices were not available, our use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments. We classify our derivative instruments as Level 2 instruments due to our use of observable inputs other than quoted prices, including interest rates and credit risk.

Level 3 —	Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

We classify our auction-rate securities as Level 3 instruments as we use a cash-flow-based valuation model to measure the fair value of these securities that requires the use of significant unobservable inputs. Our valuation of these securities incorporates our assumptions about the anticipated term and yield that a market participant would require to purchase such securities in the marketplace. See further discussion on auction-rate securities below.

Financial Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured at fair value on a recurring basis, excluding accrued interest components, consist of the following types of instruments:

	Fair Value Measurements as of December 31, 2009			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Money market funds	$169,914	$—	$—	$169,914
Municipal bonds	—	313,156	—	313,156
Variable-rate demand notes	—	21,908	—	21,908
Corporate bonds	—	6,641	—	6,641
Auction-rate securities	—	—	78,763	78,763
Derivative assets (1)	—	137	—	137

Total assets	$169,914	$341,842	$78,763	$590,519

Liabilities
Derivative liabilities (1)	$—	$322	$—	$322

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of December 31, 2008			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Money market funds	$254,323	$—	$—	$254,323
Municipal bonds	—	259,775	—	259,775
Variable-rate demand notes	—	18,504	—	18,504
Auction-rate securities	—	—	91,873	91,873
Derivative assets	—	2,204	—	2,204

Total assets	$254,323	$280,483	$91,873	$626,679

Liabilities
Derivative liabilities	$—	$4,049	$—	$4,049

Financial instruments measured and recorded at fair value on a recurring basis, excluding accrued interest components, were presented on our Consolidated Balance Sheets as follows:

	Fair Value Measurements as of December 31, 2009			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Cash and cash equivalents	$108,839	$—	$—	$108,839
Short-term investments	—	341,705	—	341,705
Prepaid and other current assets (1)	—	137	—	137
Non-current restricted cash and cash equivalents	61,075	—	—	61,075
Long-term investments	—	—	78,763	78,763

Total assets	$169,914	$341,842	$78,763	$590,519

Liabilities
Other accrued liabilities (1)	$—	$322	$—	$322

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of December 31, 2008			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Cash and cash equivalents	$137,504	$6,458	$—	$143,962
Short-term investments	—	271,821	—	271,821
Restricted cash and cash equivalents, current	116,819	—	—	116,819
Prepaid and other current assets	—	2,204	—	2,204
Long-term investments	—	—	91,873	91,873

Total assets	$254,323	$280,483	$91,873	$626,679

Liabilities
Other accrued liabilities	$—	$4,049	$—	$4,049

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2009	December 31, 2008
	(In thousands)
Balance, beginning of period	$91,873	$—
Transfers in	—	123,420
Realized and unrealized gains (losses), net
Included in net income (loss)	—	(3,491)
Included in other comprehensive income (loss)	5,715	(12,961)
Settlements	(18,825)	(15,095)

Balance, end of period	$78,763	$91,873

Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal funds. Our auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently, there are no active secondary markets. As of December 31, 2009, we have recorded a cumulative temporary impairment loss of $10.7 million within OCI based upon our assessment of the fair value of these securities. We believe that this impairment is temporary as we do not intend to sell these securities and we do not believe we will be required to sell these securities before recovery of their amortized cost basis, and based on our credit quality assessment we expect to recover the amortized cost basis of these securities.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Other Financial Instruments

The carrying and estimated fair values of our other financial instruments are as follows:

	December 31,
	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Assets
Cash	$33,208	$33,208	$40,370	$40,370
Accrued interest receivable	3,698	3,698	4,139	4,139
Other investments	13,920	13,920	10,596	10,596
Non-current restricted cash	72,032	72,032	2,883	2,883

Total assets	$122,858	$122,858	$57,988	$57,988

Liabilities
Current debt obligations	$13	$13	$112,907	$112,254
Long-term debt obligations	114,147	114,599	—	—

Total liabilities	$114,160	$114,612	$112,907	$112,254

The carrying value of cash, accrued interest receivable and non-current restricted cash approximates fair value because of the short maturity of those instruments. Other investments primarily relate to corporate owned life insurance contracts used to offset our deferred compensation obligations. These investments have a determinable cash surrender value, which is the best available evidence of fair value. Accrued interest receivable and other investments are classified within short-term investments on our Consolidated Balance Sheets. Our debt obligations are not publicly traded and are primarily denominated in Euros. The estimated fair value of our debt obligations is based primarily on a market approach, comparing our interest rates to those rates we believe we would reasonably receive upon re-entry into the market. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.

See	additional disclosures regarding our investments in Note 5.

Note  5.    Investments

All of our investments are classified as available-for-sale. The cost and estimated fair value of our investments are as follows:

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$309,277	$3,935	$(56)	$313,156
Variable-rate demand notes	21,908	—	—	21,908
Corporate bonds	6,654	8	(21)	6,641
Auction-rate securities	89,500	—	(10,737)	78,763

Total	$427,339	$3,943	$(10,814)	$420,468

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$251,020	$2,730	$(432)	$253,318
Variable-rate demand notes	18,500	4	—	18,504
Auction-rate securities	104,834	—	(12,961)	91,873

Total	$374,354	$2,734	$(13,393)	$363,695

Also included in our short-term investments balance as of December 31, 2009 and 2008 were other investments of $13.9 million and $10.6 million, respectively, and interest receivable of $3.7 million and $4.1 million, respectively, that are excluded from the tables above.

The maturities of our investments as of December 31, 2009 are as follows:

	Cost	Fair Value
	(In thousands)
Due in less than one year	$149,278	$150,629
Due in 1 to 3 years	172,966	175,482
Due in 3 to 5 years	1,500	1,305
Due in 5 to 10 years	1,520	1,520
Due in greater than 10 years	102,075	91,533

Total	$427,339	$420,469

Securities with contractual maturities greater than five years consist of auction-rate securities and variable-rate demand notes. We classify auction-rate securities in long-term investments on our Consolidated Balance Sheets as they are not readily available to us due to failed auctions in the marketplace. We classify variable-rate demand notes in short-term investments on our Consolidated Balance Sheets as they are payable on demand.

The breakdown of investments with unrealized losses as of December 31, 2009 is as follows:

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$21,444	$(56)	$—	$—	$21,444	$(56)
Corporate bonds	5,216	(21)	—	—	5,216	(21)
Auction-rate securities	—	—	78,763	(10,737)	78,763	(10,737)

Total	$26,660	$(77)	$78,763	$(10,737)	$105,423	$(10,814)

The gross unrealized losses related to municipal and corporate bonds are primarily due to fluctuations in interest rates and quoted market prices. The gross unrealized losses related to auction-rate securities are primarily due to our assumptions about the anticipated term and yield of these investments given the lack of an active market. We review our investment portfolio for possible impairment on a quarterly basis. We view these unrealized losses as temporary in nature. Impairment is based on an analysis of factors that may have adverse affects on the fair value of the investment. Factors considered in determining whether a loss is temporary include our intent to sell the

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

security, our ability to hold the security to recovery of its amortized cost basis and our assessment of the credit quality of the security, including whether we expect to recover the amortized cost of the security.

See additional disclosures regarding the fair value of our investments in Note 4.

Note 6.    Derivative Financial Instruments

We manage our foreign currency exchange risk through foreign currency forward exchange contracts and foreign denominated floating-rate debt to hedge against the short-term impact of currency fluctuations. We enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the impact of currency fluctuations on (a) probable system sales denominated in Japanese yen, (b) our net investment in certain foreign subsidiaries and (c) other monetary asset and liability balances denominated in foreign currencies. We utilize a portion of our foreign denominated floating-rate debt to mitigate the economic impact of our net investment in certain foreign subsidiaries. As of December 31, 2009, 27.1 million Euros of floating-rate debt was designated as a net investment hedge. All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. We report cash flows from derivative instruments in cash flows from operating activities. We use the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

The notional amounts of outstanding hedge contracts as of December 31, 2009 are as follows:

	Buy Contracts	Sell Contracts
	(In thousands)
Japanese Yen	$40,217	$46,690
British Pound Sterling	4,556	4,558
Malaysian Ringgit	3,497	3,496
Chinese Renminbi	3,209	3,687
Israeli Shekel	2,285	1,978
Indian Rupee	1,804	1,803
Korean Won	1,279	1,279
Taiwan Dollar	1,308	1,306
Swiss Franc	—	1,453

Total	$58,155	$66,250

Cash Flow Hedges.    We designate and document our foreign currency forward exchange contracts as cash flow hedges on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate the effectiveness of each hedge at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in OCI until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in net sales as designated at the inception of the forward contract. In the event it becomes probable that an anticipated hedged transaction will not occur within the specified time period, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated OCI to net sales in the Consolidated Statement of Operations. For the years ended December 31, 2009, 2008 and 2007, we reclassified losses of $0.7 million, $0.7 million and $1.7 million from accumulated OCI into net sales as a result of the discontinuance of anticipated hedged transactions.

Net Investment Hedges.    We hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. Our foreign denominated floating-rate debt and foreign currency forward exchange contracts used

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows:

December 31, 2009
(In thousands)
Prepaid and other current assets:
Derivative assets designated as hedging instruments:
Net investment hedges	$3
Derivative assets not designated as hedging instruments:
Other foreign currency hedges	$134

Total derivative assets (1)	$137

Other accrued liabilities:
Derivative liabilities designated as hedging instruments:
Net investment hedges	$5
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges	317

Total derivative liabilities (1)	$322

(1)	See additional fair value measurement disclosures in Note 4.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by (a) cash flow hedges, (b) net investment hedges and (c) other foreign currency hedges on OCI and the Consolidated Statements of Operations for the year ended December 31, 2009.

(a)    Cash Flow Hedges:

December 31, 2009
(In thousands)
Accumulated loss in OCI, beginning of period	$(1,138)
Losses recorded in OCI (effective portion), net	(119)
Gains reclassified from OCI to net sales (effective portion), net	1,130

Accumulated loss in OCI, end of period	$(127)

Gains recorded in net sales related to the ineffective portion, net	$6
Gains recorded in net sales related to the excluded time value portion, net	$15
Reclassified losses from OCI to net sales due to discontinuance of hedge	$(673)

We anticipate reclassifying the accumulated loss recorded as of December 31, 2009 from OCI to net sales within 12 months.

(b)    Net Investment Hedges:

December 31, 2009
(In thousands)
Gains recorded in OCI (effective portion), net	$225
Gains recorded in other income related to the excluded time value portion, net	$106

(c)    Other Foreign Currency Hedges:

Year ended December 31, 2009
(In thousands)
Gains recognized in other income, net	$517

Note 7.    Balance Sheet Details

Inventories

	December 31,
	2009	2008
	(In thousands)
Purchased and spare parts	$104,833	$139,635
Work-in-process	32,002	31,101
Finished goods	25,378	42,569

Inventories	$162,213	$213,305

Finished goods include $8.0 million and $13.7 million as of December 31, 2009 and 2008, respectively, of evaluation systems at customer locations.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment, net

	December 31,
	2009	2008
	(In thousands)
Manufacturing and engineering equipment	$418,391	$466,810
Land, buildings and leasehold improvements	259,525	258,594
Office furniture, fixtures and equipment	111,121	133,322

	789,037	858,726
Less accumulated depreciation	(549,926)	(586,860)

Property and equipment, net	$239,111	$271,866

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $42.2 million, $56.3 million and $59.8 million, respectively.

Accrued warranty

Changes in our accrued warranty liability are as follows:

	December 31,
	2009	2008
	(In thousands)
Balance, beginning of period	$30,438	$54,857
Warranties issued	25,935	74,327
Settlements	(30,242)	(94,429)
Net changes in liability for pre-existing warranties, including expirations	(6,520)	(4,317)

Balance, end of period	19,611	30,438
Less: long-term portion	(2,597)	(4,706)

Accrued warranty, current	$17,014	$25,732

Other accrued liabilities

	December 31,
	2009	2008
	(In thousands)
Deferred revenue	$9,247	$10,793
Customer advances	8,655	9,181
Deferred compensation obligations	12,541	6,989
Restructuring reserve	4,587	3,430
Other	14,541	17,140

Accrued other liabilities	$49,571	$47,533

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.    Goodwill and Other Intangible Assets

Goodwill

Changes in goodwill are as follows:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net balance, December 31, 2007	$108,431	$130,513	$238,944
Impairment of goodwill	—	(99,522)	(99,522)
Acquisition of a business	—	211	211
Foreign currency translation	—	(13,560)	(13,560)

Net balance, December 31, 2008	108,431	17,642	126,073
Foreign currency translation	—	365	365

Net balance, December 31, 2009	$108,431	$18,007	$126,438

As of December 31, 2009, 2008 and 2007, gross goodwill balances in the Semiconductor Group were $108.4 million, and there were no accumulated impairment balances. As of December 31 2009, 2008 and 2007, gross goodwill balances in the Industrial Applications Group were $117.5 million, $117.2 million and $130.5 million, respectively. As of December 31, 2009 and 2008, accumulated impairment balances in the Industrial Applications Group were $99.5 million, and there was no accumulated impairment balance as of December 31, 2007.

As part of our annual goodwill impairment test performed in 2008, we recorded a non-cash impairment charge of $99.5 million to reduce the carrying value of goodwill for our Industrial Applications Group. At that time, we also reviewed our long-lived tangible and intangible assets within the Industrial Applications Group for potential impairment. We determined that the forecasted undiscounted cash flows related to the asset groups were in excess of their carrying values, and therefore, these assets were not impaired.

During the first quarter of 2009 our expectations of future operating results declined from those used to perform our annual impairment test in the fourth quarter of 2008. This fact, in conjunction with the results of the 2008 annual impairment test, led us to determine that an indicator of potential impairment existed for both of our reporting units and that an interim impairment test was required. After completing the interim impairment test, we determined that the estimated fair value of each reporting unit exceeded its carrying value. As a result, no additional impairment charges were required.

Our annual impairment test performed in the fourth quarter of 2009 did not identify potential impairment for either our Semiconductor Group or our Industrial Applications Group. However, if our future operating results do not meet current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units, additional impairment charges may be required.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Our acquired intangible assets are as follows:

December 31, 2009	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Patents and other intangibles	11	$18,658	$(4,797)	$13,861
Developed technology	6	31,066	(29,114)	1,952
Trademark	10	7,682	(4,050)	3,632

Total	9	$57,406	$(37,961)	$19,445

December 31, 2008	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Patents and other intangibles	12	$16,656	$(3,110)	$13,546
Developed technology	6	30,829	(26,619)	4,210
Trademark	10	7,532	(3,214)	4,318

Total	9	$55,017	$(32,943)	$22,074

The amortization expense for the identifiable intangible assets was $4.7 million, $7.0 million and $7.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our estimated amortization expense for the identifiable intangible assets for each of the next five fiscal years will be $3.7 million for 2010; $2.6 million for 2011, 2012 and 2013; and $2.3 million for 2014. In 2009, we purchased certain technology patents related to our Semiconductor Group with a fair value of $2.0 million and a weighted average amortization period of 6 years. In connection with our acquisition of Micron Machine Tools, Inc. in 2008, our Industrial Applications Group acquired developed technology and a trademark with fair values of $1.1 million and $0.4 million, respectively, with weighted average amortization periods of 6 and 10 years, respectively. As of December 31, 2009, we had no identifiable intangible assets with indefinite lives.

Note 9.    Business Combinations

In December 2008, our Industrial Applications Group acquired certain assets and liabilities of Micron Machine Tools, Inc. (Micron), a privately-held manufacturer of high-precision manufacturing tools based in Massachusetts, for $2.1 million. We funded $1.9 million of the acquisition with existing cash resources on the acquisition date. The remaining $0.2 million was paid in December 2009. The acquisition was accounted for as a business combination, which requires the purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition. The fair value of the net assets acquired was $1.9 million, resulting in $0.2 million of goodwill. Our Consolidated Financial Statements include the financial position, results of operations and cash flows of Micron from the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not material.

In August 2007, we purchased the remaining non-controlling interest in a subsidiary of Voumard for $0.3 million.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.    Restructuring and Other Charges (Benefits), net

In an effort to consolidate our operations, streamline product offerings and align our manufacturing operations with current business conditions, we have implemented various restructuring plans since 2001. All restructuring activity presented below is related to the Semiconductor Group and is included in operating income as part of restructuring and other charges (benefits), net. As of December 31, 2009, substantially all actions under our restructuring plans had been completed; except for payments of future rent obligations, which we estimate will be paid in cash through 2017.

The following table summarizes our restructuring activity:

	Years Ended December 31,
	2009	2008
	(In thousands)
Balance, beginning of period	$18,178	$17,654
Cash payments for rent obligations	(3,972)	(4,021)
Adjustment of prior restructuring costs	3,840	4,545

Balance, end of period	$18,046	$18,178

Adjustments of prior restructuring costs relate to changes in estimated sublease income over the remaining lease term for facility exit activities recorded in prior years and include normal accretion.

During 2007, we sold certain facilities in San Jose, California which resulted in a gain of $9.1 million. This benefit was offset by an adjustment to prior restructuring costs of $1.1 million.

Note 11.    Debt Obligations

As of December 31, 2009, we had insignificant current debt obligations outstanding.

On June 17, 2009, we entered into a three-year Credit Agreement, which was amended on September 23, 2009 (the Agreement), with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 75 basis points, the outstanding balance of which is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank, which was due and payable on June 25, 2009. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in 2004 and for general corporate purposes. As of December 31, 2009, we had amounts outstanding under the Agreement of 79.5 million Euros, or $114.1 million, at an effective interest rate of 1.2%, secured by deposits in money market funds at a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within non-current restricted cash and cash equivalents on our Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations and warranties and events of default and limited negative covenants and financial covenants, which are subject to various exceptions and qualifications. We were in compliance with these covenants as of December 31, 2009.

On April 21, 2009 we terminated our $150.0 million senior unsecured revolving credit facility with Bank of America, N.A. We did not incur any penalties related to the termination. We had no amounts available or outstanding under this facility as of the termination date.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.    Other Income (Expense), net

The components of other income (expense), net are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Foreign currency gain (loss), net	$(3,797)	$(3,544)	$4,515
Other-than-temporary impairment of investments	—	(4,228)	(1,763)
Gain (loss) on other investments	2,183	(4,464)	355
Other	713	6,577	9,485

Other income (expense), net	$(901)	$(5,659)	$12,592

Note 13.    Commitments and Guarantees

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate during the ordinary course of business. As of December 31, 2009, the maximum potential amount of future payments that we could be required to make under these letters of credit was $3.7 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Guarantee Arrangements

We have guarantee arrangements on behalf of certain of our consolidated subsidiaries for line-of-credit borrowings and operating leases. In the event of default on these arrangements, we would have a maximum exposure of $25.7 million as of December 31, 2009.

Lease Commitments

We have non-cancelable operating leases for various facilities and other assets. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $3.4 million, $4.5 million and $3.8 million, respectively, net of sublease income of $1.1 million, $1.1 million and $1.0 million, respectively. Certain of the operating leases contain provisions which permit us to renew the leases at the end of their respective lease terms.

The following is a table summarizing future minimum lease payments under all non-cancelable operating leases, with initial or remaining terms in excess of one year.

	Years Ending December 31,						Sublease Income	Net Total
	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Non-cancelable operating leases	$10,684	$9,328	$5,729	$5,284	$2,916	$10,778	$(19,477)	$25,242

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase and Other Commitments

We have firm purchase commitments with various suppliers to ensure the availability of components and services. Our minimum obligation as of December 31, 2009 under these arrangements was $23.4 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We have made adequate provision for potential exposure related to inventory on orders that may go unused. As of December 31, 2009 we had $5.0 million in other non-inventory related commitments.

Note 14.    Litigation

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara (the Superior Court) seeking damages (including punitive damages), declaratory relief and injunctions for causes of action involving alleged breach of contract, fraud, unfair competition and breach of warranty. The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began on January 19, 2010, in the Superior Court and is ongoing. Although we cannot at this time predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

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

Note 15.    Income Taxes

Income (loss) before income taxes and cumulative effect of a change in accounting principle consisted of the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Domestic	$(17,973)	$(25,265)	$221,329
Foreign	(51,408)	(81,831)	93,460

Total	$(69,381)	$(107,096)	$314,789

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Current	$8,644	$1,630	$30,350
Deferred	(17,771)	(6,876)	35,910

Federal	(9,127)	(5,246)	66,260

Current	(1,706)	3,241	2,518
Deferred	20,017	(5,128)	4,226

State	18,311	(1,887)	6,744

Current	3,728	14,249	32,656
Deferred	2,942	1,498	(4,571)

Foreign	6,670	15,747	28,085

Total provision for income taxes	$15,854	$8,614	$101,089

The provision for income taxes differs from the provision calculated by applying the federal statutory tax rate to income before income taxes and cumulative effect of a change in accounting principle as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Expected provision at 35%	$(24,283)	$(37,484)	$110,176
State tax, net of federal benefit	(738)	(1,887)	6,743
Tax-exempt interest	(2,873)	(4,119)	(9,275)
Research and development credits	(395)	(3,399)	(3,921)
Foreign income/losses taxed at different rates	31,908	13,515	(2,575)
Nondeductible impairment of goodwill	—	34,833	—
Stock-based compensation	3,181	4,333	4,759
Utilization of net operating loss carryforwards	(20,730)	—	—
Impact of California tax law change	20,220	—	—
Valuation allowance	4,029	2,004	(1,313)
Other	5,535	818	(3,505)

Total provision for income taxes	$15,854	$8,614	$101,089

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Reserves and accruals	$44,818	$42,899
Capitalized in-process research and development	14,793	21,418
Stock-based compensation	19,724	21,631
Deferred profit	3,865	3,633
Net operating loss carryforwards	43,622	34,654
Credits	21,350	15,449
Other	8,499	11,750

Total deferred tax assets	156,671	151,434
Valuation allowance	(27,560)	(2,357)

Deferred tax assets, net of valuation allowance	129,111	149,077

Deferred tax liabilities:
Depreciation	(22,004)	(35,112)
Other liabilities	(8,967)	(8,313)

Total net deferred tax assets	$98,140	$105,652

The net increase in valuation allowance was $25.2 million for the year ended December 31, 2009, primarily due to a California law change enacted in the Company’s first quarter. The California Budget Act of 2008, which was signed into law on February 20, 2009, revises certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We now expect that in years 2011 and beyond, our income subject to tax in California will be lower than under prior tax law and therefore realization of our California deferred tax assets is no longer more likely than not. As of December 31, 2009, we also had a valuation allowance of $5.2 million on deferred tax assets related to certain foreign jurisdictions. We will continue to monitor and reassess the need for further increases or decreases to the valuation allowance in these and other foreign jurisdictions.

As of December 31, 2009, our federal and state net operating losses for tax return purposes were $95.7 million and $50.3 million, respectively. If not utilized, these carryforwards will begin to expire in 2014. As of December 31, 2009, we had federal and state tax credit carryforwards of $6.0 million and $30.3 million, respectively. The majority of these credits carryforward indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2009	2008	2007
	(In thousands)
Balance, beginning of period	$27,575	$26,635	$11,298
Additions for tax positions taken in a prior year	5,848	26	3,710
Additions for tax positions taken in the current year	17,589	2,406	14,542
Reductions for tax positions taken in the prior year	(1,360)	(1,492)	(2,915)

Balance, end of period	$49,652	$27,575	$26,635

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the total unrecognized tax benefits as of December 31, 2009 and 2008, $46.4 million and $26.9 million, respectively, if recognized, would affect our effective tax rate. The remaining amounts in unrecognized tax benefits would not impact our rate as they are offset by valuation allowances. For the year ended December 31, 2009, reductions for tax positions taken in the prior year include $1.1 million of reductions due to settlements.

With certain exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2004, although the utilization of tax loss and credit carryforwards from fiscal years 2001 through 2003 could be subject to examination. We believe that adequate accruals have been provided for any potential adjustments that may result from current examinations by several state tax authorities. The timing of the settlement of these examinations is uncertain. We have not been notified of any additional examinations. Due to certain years remaining open for examination, it is reasonably possible that the total unrecognized tax benefits could increase or decrease over the next twelve months as we may be subject to either examination by tax authorities or a lapse in statute of limitations. Currently, we cannot provide a range of the change in estimate.

As of December 31, 2009 and 2008, the total amount accrued for interest and penalties was $1.9 million and $4.0 million, respectively, which was classified as a non-current liability in the Consolidated Balance Sheet. During the year ended December 31, 2009, interest and penalties were a benefit of $1.2 million and during the years ended December 31, 2008 and 2007, interest and penalties expense was $2.2 million and $1.7 million, respectively.

Note 16.    Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The components of accumulated OCI, net of related taxes are as follows:

	December 31,
	2009	2008
	(In thousands)
Foreign currency translation adjustments, net of tax of $(588) in 2009 and $152 in 2008	$4,173	$1,005
Unrealized gain (loss) on investments	(6,870)	(10,660)
Unrealized loss on cash flow hedges	(127)	(1,137)
Unrealized loss on pension liability, net of tax of $183 in 2009 and $162 in 2008	(1,845)	(1,044)

Accumulated other comprehensive loss	$(4,669)	$(11,836)

Common Stock Repurchases

Our Board of Directors has authorized the repurchase of our outstanding common stock. As of December 31, 2009, we had $803.6 million available for stock repurchases under these authorizations. During the years ended December 31, 2009, 2008 and 2007, 1.1 million, 9.0 million and 21.7 million shares, respectively, were repurchased pursuant to this authority for $23.1 million, $193.0 million and $593.6 million, respectively, at a weighted average purchase price of $20.79, $21.50 and $27.31 per share, respectively.

For the majority of restricted stock awards that vest, the number of shares issued is net of shares withheld to pay the minimum statutory withholding for income taxes on behalf of the grantee. Although shares withheld are not issued, they are treated as common stock repurchases, effectively reducing the number of shares that would

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

otherwise have been issued upon vesting. During the years ended December 31, 2009, 2008 and 2007, the value of shares withheld was $7.6 million, $2.4 million, and $0.5 million, respectively, to satisfy the minimum statutory withholding requirement related to the grantees’ tax obligations.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted. We are subject to certain limitations under our debt agreement regarding the repurchase of common stock.

Note 17.    Stock-Based Compensation and Employee Benefit Plans

Stock-Based Compensation

Prior to 2007, we had several stock plans that provided for grants of equity instruments to our employees and non-employee directors. In 2007, the Board of Directors and shareholders approved the amended and restated 2001 Stock Incentive Plan (the Plan) to increase the number of shares available for grant and to consolidate all stock plans into a single plan. In 2009, the Board of Directors and shareholders approved an amendment and restatement of the Plan to increase the maximum number of shares available for grant under the Plan by 6.0 million shares and to adopt an interchangeable share reserve pursuant to which each award of restricted stock and restricted stock units is charged against the reserve as 1.6 shares for each share subject to the award. Awards under the Plan include incentive stock options, non-statutory stock options and restricted stock awards. Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. Restricted stock awards generally vest over three, four, or five-year periods, excluding certain awards that vest upon the achievement of specific performance targets. There are 30.3 million shares authorized for grant under the Plan. As of December 31, 2009, there were 8.1 million shares available for future grant under the Plan.

We also have an Employee Stock Purchase Plan (ESPP) that allows qualified employees to purchase shares of common stock at 85% of the fair market value on specified dates. There are 7.9 million shares authorized for purchase under the ESPP. As of December 31, 2009 there were 1.2 million shares available for future purchase under the ESPP. Our ESPP was suspended indefinitely effective May 1, 2009 by action of our Board of Directors. Further action by the Board of Directors will be required to reinstate the ESPP.

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and ESPP in our results from continuing operations:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
	(1)	(2)	(3)
Cost of sales	$3,463	$2,505	$1,869
Selling, general and administrative	18,830	21,159	17,583
Research and development	8,095	8,899	8,666

Total stock-based compensation expense	$30,388	$32,563	$28,118

(1)	Amounts include amortization expense related to stock options of $14.0 million, employee stock purchase plan of $0.9 million, and restricted stock awards of $15.5 million. The related income tax benefit recognized in the Consolidated Statement of Operations was $8.0 million.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Amounts include amortization expense related to stock options of $16.8 million, employee stock purchase plan of $2.7 million, and restricted stock awards of $13.1 million. The related income tax benefit recognized in the Consolidated Statement of Operations was $8.3 million.

(3)	Amounts include amortization expense related to stock options of $20.3 million, employee stock purchase plan of $2.9 million, and restricted stock awards of $4.9 million. The related income tax benefit recognized in the Consolidated Statement of Operations was $7.7 million.

In 2007, we determined that certain performance conditions, primarily related to restricted stock awards, were no longer probable of being met. As a result, we reversed $2.4 million of expense previously recognized in 2006. Of this amount, $0.1 million was reversed from cost of sales, $1.8 million from selling, general and administrative and $0.5 million from research and development.

Total stock-based compensation cost capitalized in inventory and deferred profit, was $0.4 million and $0.7 million as of December 31, 2009 and 2008, respectively.

Valuation and Other Assumptions for Stock Options

Valuation and Amortization Method.    We estimate the fair value of stock options granted using the Black-Scholes option valuation model. For options granted before January 1, 2006, we estimated the fair value using the multiple option approach and are amortizing the fair value of options expected to vest on a graded vesting (or accelerated) basis. For options granted on or after January 1, 2006, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term.    The expected term of options granted represents the period of time that the options are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of exercises including post-vesting exercises and termination.

Expected Volatility.    We estimate the volatility of our stock options at the date of grant using a combination of historical and implied volatilities. Historical volatilities are calculated based on the historical prices of our common stock over a period at least equal to the expected term of our option grants, while implied volatilities are derived from publicly traded options of common stock.

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

Forfeitures.    We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation expense only for those awards that are expected to vest. The estimated annual forfeiture rate was 10.9% for the years ended December 31, 2009, 2008 and 2007.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We used the following weighted-average valuation assumptions to estimate the fair value of options granted:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.5%	1.3%	3.8%
Expected volatility	50%	63%	49%
Expected term	3.4 years	4.1 years	4.4 years
Expected dividends	None	None	None

Stock Options

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding as of December 31, 2006	22,899	$32.16	6.23	$102,527
Grants	1,696	27.44
Exercises	(1,247)	24.51
Forfeitures or expirations	(1,574)	35.52

Outstanding as of December 31, 2007	21,774	$31.99	5.62	$17,187
Grants	2,027	13.31
Exercises	(116)	14.31
Forfeitures or expirations	(2,758)	31.42

Outstanding as of December 31, 2008	20,927	$30.35	5.16	$12
Grants	1,259	23.39
Exercises	(211)	16.34
Forfeitures or expirations	(3,942)	28.87

Outstanding as of December 31, 2009	18,033	$30.35	4.91	$18,123

Vested and expected to vest as of December 31, 2009	17,341	$30.74	4.74	$15,285
Exercisable as of December 31, 2009	14,344	$32.69	3.90	$3,732

The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 2.0 million shares that had exercise prices lower than the market price of our common stock as of December 31, 2009. The aggregate intrinsic value of the options exercised during the years ended December 31, 2009, 2008, and 2007 was $1.3 million, $0.9 million and $9.2 million, respectively, determined at the date of exercise. The total cash received from employees as a result of stock option exercises during the years ended December 31, 2009, 2008 and 2007 was $3.5 million, $1.7 million and $32.3 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $8.58, $6.47 and $12.13, respectively. In connection with the disqualifying dispositions of incentive stock options and exercises of nonqualified stock options, we realized tax benefits of $0.4 million, $0.2 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. We settle employee stock option exercises with newly issued common shares.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, there was $26.0 million of unrecognized compensation cost related to unvested stock options, of which $13.8 million, $6.9 million, $3.7 million and $1.6 million is expected to be recognized in 2010, 2011, 2012, and 2013, respectively.

Restricted Stock Awards

The fair value of our restricted stock awards is calculated based upon the fair market value of the Company’s stock at the date of grant. The following table summarizes our restricted stock award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards as of December 31, 2006	1,844	$29.56
Granted	1,236	26.81
Vested	(142)	27.47
Forfeited	(173)	29.61

Unvested restricted stock awards as of December 31, 2007	2,765	$28.45
Granted	1,477	14.43
Vested	(485)	26.40
Forfeited	(358)	28.06

Unvested restricted stock awards as of December 31, 2008	3,399	$22.69
Granted	1,505	23.04
Vested	(1,037)	25.00
Forfeited	(310)	22.45

Unvested restricted stock awards as of December 31, 2009	3,557	$22.19

Unvested restricted stock awards as of December 31, 2009 and 2008 include 2.9 million and 2.2 million restricted stock units, respectively.

As of December 31, 2009, there were a total of 0.5 million restricted stock awards and 0.5 million restricted stock units subject to performance conditions that will result in forfeiture if the conditions are not realized. The restricted stock units have performance conditions that could result in the vesting of additional restricted stock units up to a maximum of 1.4 million restricted stock units. The performance conditions are based on our revenue, revenue growth and revenue growth relative to our peers.

The total fair value of restricted stock awards vested during the years ended December 31, 2009, 2008 and 2007 was $22.6 million, $7.1 million and $4.0 million, respectively. In connection with the issuance of restricted stock awards, we realized a tax benefit of $5.9 million, $2.2 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 there was $49.9 million of unrecognized compensation cost related to restricted stock awards, including performance awards that are expected to vest, of which $18.3 million, $16.1 million, $10.5 million and $5.0 million is expected to be recognized in 2010, 2011, 2012 and 2013, respectively.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP

Shares issued under our ESPP were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility. We used the following weighted-average assumptions to estimate the fair value of these shares:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.1%	2.3%	4.9%
Expected volatility	49%	41%	34%
Expected term	6 months	6 months	6 months
Expected dividends	None	None	None

The weighted-average grant date fair value of shares was $4.53, $6.22 and $7.49 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we had no unrecognized compensation costs related to our ESPP. In connection with the issuance of shares under our ESPP, we realized a tax benefit attributed to disqualifying dispositions of $0.3 million, $0.2 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Employee Savings and Retirement Plan

We maintain a 401(k) retirement savings plan for our full-time employees. Participants in the 401(k) plan may contribute up to 100% of their eligible pre-tax compensation, limited by the maximum dollar amount allowed by the Internal Revenue Code. Annually, we contribute a percentage of each participating employee’s salary deferral contributions up to a maximum of 3% of an employee’s eligible compensation. Our matching contributions are invested in Novellus’ common stock and become fully vested at the end of the employee’s third year of credited service. We recorded expense of $2.7 million, $3.7 million and $4.1 million in connection with matching contributions under the 401(k) plan for the years ended December 31, 2009, 2008 and 2007, respectively.

Defined Benefit Pension Plans

We provide certain defined benefit pension plans to employees primarily located in countries outside of the United States. We deposit funds for certain of these plans, consistent with the requirements of local law, with insurance companies or third-party trustees, and accrue for the unfunded portion of the obligation. The assumptions used in calculating the obligation for these plans depend on the local economic environment. The net liability recognized related to the funded status of the plans was $6.7 million and $5.1 million as of December 31, 2009 and 2008, respectively. The projected benefit obligation was $21.0 million and $22.8 million as of December 31, 2009 and 2008, respectively. The weighted-average discount rate used to determine the projected benefit obligation as of December 31, 2009 and 2008 was 2.8% and 2.9%, respectively, and the weighted-average salary increase was 1.5% and 1.7%, respectively. The related fair value of plan assets was $16.3 million and $17.7 million as of December 31, 2009 and 2008, respectively. Our practice is to fund the pension plans in amounts at least sufficient to meet the minimum requirements of local laws and regulations. The assets of the plans are primarily invested in high quality fixed income investments. Our contributions were $0.5 million, $0.6 million and $0.6 million for the years ended 2009, 2008 and 2007, respectively. Our estimated benefit payments for each of the next ten years will be $1.7 million per year in 2010 through 2014, and an aggregate of $7.5 million for years 2015 through 2019.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Healthcare Plan

We maintain a postretirement healthcare plan for certain retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $2.7 million and $2.3 million as of December 31, 2009 and 2008, respectively.

Other Deferred Compensation Arrangements

We have a deferred compensation arrangement whereby certain employees may elect to defer a portion of their earnings. We also have a supplemental executive retirement plan. Amounts payable under these plans were $12.5 million and $10.3 million as of December 31, 2009 and 2008, respectively.

Note 18.    Operating Segments

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

The following is a summary of financial data by segment:

	Year Ended December 31, 2009
	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net sales	$569,324	$69,870	$639,194
Operating loss	$(51,603)	$(24,373)	$(75,976)

Long-lived assets	$220,764	$18,347	$239,111
All other identifiable assets	1,254,991	64,876	1,319,867

Total assets	$1,475,755	$83,223	$1,558,978

	Year Ended December 31, 2008
	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net sales	$837,651	$173,353	$1,011,004
Operating loss	$(29,183)	$(82,833)	$(112,016)

Long-lived assets	$250,362	$21,504	$271,866
All other identifiable assets	1,256,420	109,241	1,365,661

Total assets	$1,506,782	$130,745	$1,637,527

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net sales	$1,395,703	$174,346	$1,570,049
Operating income	$246,361	$23,798	$270,159

Long-lived assets	$296,778	$23,231	$320,009
All other identifiable assets	1,495,665	261,269	1,756,934

Total assets	$1,792,443	$284,500	$2,076,943

Three customers each separately accounted for 20%, 17% and 16% of our consolidated net sales for the year ended December 31, 2009, and two customers each separately accounted for 15% and 11% of our consolidated net sales for the years ended December 31, 2008 and 2007, respectively. All such customer concentration is contained exclusively within the Semiconductor Group. Net sales presented by operating segment are from unaffiliated customers.

For geographical reporting, revenues are attributed to the geographic area in which our subsidiaries are located. Long-lived property, plant and equipment, goodwill and other intangible assets are attributed to the geographic area in which the assets are located.

The following is a summary of operations by geographic area:

	Year Ended December 31, 2009
	North America	Europe	Asia	Elimination	Consolidated
	(In thousands)
Sales to unaffiliated customers	$165,004	$60,933	$413,257	$—	$639,194
Transfers between geographic locations	24,289	20,765	137,031	(182,085)	$—

Total net sales	$189,293	$81,698	$550,288	$(182,085)	$639,194

Operating loss	$(25,845)	$(20,749)	$(29,382)	$—	$(75,976)

Long-lived assets	$221,349	$15,910	$1,852	$—	$239,111
All other identifiable assets	963,066	62,183	294,618	—	1,319,867

Total assets	$1,184,415	$78,093	$296,470	$—	$1,558,978

	Year Ended December 31, 2008
	North America	Europe	Asia	Elimination	Consolidated
	(In thousands)
Sales to unaffiliated customers	$263,647	$151,928	$595,429	$—	$1,011,004
Transfers between geographic locations	48,561	37,765	178,055	(264,381)	$—

Total net sales	$312,208	$189,693	$773,484	$(264,381)	$1,011,004

Operating income (loss)	$(35,134)	$(78,762)	$1,880	$—	$(112,016)

Long-lived assets	$249,459	$19,598	$2,809	$—	$271,866
All other identifiable assets	994,432	103,516	267,713	—	1,365,661

Total assets	$1,243,891	$123,114	$270,522	$—	$1,637,527

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	North America	Europe	Asia	Elimination	Consolidated
	(In thousands)
Sales to unaffiliated customers	$488,438	$151,439	$930,172	$—	$1,570,049
Transfers between geographic locations	344,033	37,130	232,389	(613,552)	$—

Total net sales	$832,471	$188,569	$1,162,561	$(613,552)	$1,570,049

Operating income	$174,030	$24,992	$71,137	$—	$270,159

Long-lived assets	$295,806	$21,262	$2,941	$—	$320,009
All other identifiable assets	1,042,670	258,786	455,478	—	1,756,934

Total assets	$1,338,476	$280,048	$458,419	$—	$2,076,943

Revenue for each geographic area is recognized from the locations within a designated geographic region in accordance with our revenue recognition policy. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit. Due to the establishment of our international headquarters in Singapore, a significant portion of North America net sales shifted to Asia in 2008.

Note 19.    Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expense of $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Novellus employs, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amounts recognized for these immediate family members during the years ended December 31, 2009, 2008 and 2007 were $0.5 million, $0.6 million and $0.8 million, respectively.

Current regulations prohibit company loans to “executive officers,” as defined by the SEC. We have outstanding loans to non-executive vice presidents and other key personnel. As of December 31, 2009 and 2008, the total outstanding balance of such loans was $0.6 million and $0.9 million, respectively. As of December 31, 2009, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to personnel loans has not historically been significant.

Note 20.    Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 28, 2009	June 27, 2009	September 26, 2009	December 31, 2009
	(In thousands, except per share amounts)
Net sales	$98,913	$119,208	$176,879	$244,194
Gross profit	$25,738	$31,006	$70,708	$113,638
Net income (loss)	$(66,392)	$(50,008)	$(4,026)	$35,191
Basic net income (loss) per share	$(0.69)	$(0.52)	$(0.04)	$0.37
Diluted net income (loss) per share	$(0.69)	$(0.52)	$(0.04)	$0.36
Shares used in basic per share calculations	96,193	96,472	96,701	96,053
Shares used in diluted per share calculations	96,193	96,472	96,701	97,161

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 29, 2008	June 28, 2008	September 27, 2008	December 31, 2008 (1)
	(In thousands, except per share amounts)
Net sales	$314,713	$257,740	$250,098	$188,453
Gross profit	$144,940	$110,963	$111,524	$68,517
Net income (loss)	$15,529	$(2,385)	$1,397	$(130,251)
Basic net income (loss) per share	$0.15	$(0.02)	$0.01	$(1.36)
Diluted net income (loss) per share	$0.15	$(0.02)	$0.01	$(1.36)
Shares used in basic per share calculations	100,683	98,202	97,581	96,016
Shares used in diluted per share calculations	101,375	98,202	98,348	96,016

(1)	The fourth quarter of 2008 results include a non-cash impairment charge of $99.5 million to reduce the carrying value of goodwill within our Industrial Applications Group.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Novellus Systems, Inc.

We have audited the accompanying consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novellus Systems, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, Novellus Systems, Inc. changed its method of recognition and measurement of other-than-temporary impairment for debt securities in connection with the adoption of new authoritative guidance as of March 29, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novellus Systems, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Jose, California

February 24, 2010

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles applied in the United States.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Novellus Systems, Inc.

We have audited Novellus Systems, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Novellus Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Novellus Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2009 and 2008, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Novellus Systems, Inc., and the financial statement schedule listed in the index at Item 15(a)(2), and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Jose, California

February 24, 2010

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

The information required by this item is included under (i) “Proposal No. 1: Election of Directors” as it relates to members of our Board of Directors, including our Audit Committee and our Audit Committee financial experts, our code of ethics, any changes to procedures by which security holders may recommend nominees to our Board of Directors, (ii) “Other Information — Executive Officers” as it relates to our executive officers, and (iii) “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in our Proxy Statement, to be filed in connection with our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included under (i) “Other Information — Compensation Discussion and Analysis” as it relates to compensation of our executive, (ii) “Proposal No. 1: Election of Directors” as it relates to our Compensation Committee disclosure pursuant to Item 407(e)(4), and (iii) “Compensation Committee Report” as it relates to disclosure pursuant to Item 407(e)(5) in our Proxy Statement, to be filed in connection with our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is included under (i) “Other Information — Security Ownership of Certain Beneficial Owners and Management” as it relates to security ownership of certain beneficial owners and management, and (ii) “Other Information — Equity Compensation Plan Information” as it relates to our equity compensation plans, in our Proxy Statement, to be filed in connection with our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under “Proposal No. 1: Election of Directors” and “Other Information — Certain Relationships and Related Transactions” in our Proxy Statement, to be filed in connection with our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” in our Proxy Statement, to be filed in connection with our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements and Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — Years Ended December 31, 2009, 2008, and 2007. Consolidated Balance Sheets as of December 31, 2009 and 2008. Consolidated Statements of Cash Flows — Years Ended December 31, 2009, 2008, and 2007. Consolidated Statement of Shareholders’ Equity — Years Ended December 31, 2009, 2008, and 2007. Notes to Consolidated Financial Statements. Reports of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1(1)	Amended and Restated Articles of Incorporation of Novellus.

3.2	Amended and Restated Bylaws of Novellus.

10.1(2)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.2(3)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

*10.3(4)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.

*10.4(5)	Amended and Restated 1992 Employee Stock Purchase Plan, as amended.

*10.5(6)	Form of Directors and Officers Indemnification Agreement.

*10.6(7)	GaSonics International Corporation 1994 Stock Option/Stock Issuance plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.7(8)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.8(9)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.

*10.9(10)	Novellus 2001 Stock Incentive Plan, as amended, together with forms of agreement thereunder.

*10.10(11)	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.

*10.11(12)	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.12(13)	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.

10.13(14)	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.

10.14(15)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.

*10.15(16)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 13, 2002.

10.16(17)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*10.17(18)	Amended and Restated Employment Agreement between Novellus and Richard S. Hill effective as of July 24, 2009.

10.18(19)	Form of Non-Employee Director Restricted Stock Bonus Agreement, as amended.

10.19(20)	Form of Resale Restriction Agreement.

*10.21(21)	Offer Letter of Employment to Ginetto Addiego dated February 2, 2005.

*10.22(22)	Offer Letter of Employment to Fusen Chen dated October 4, 2004.

*10.24(23)	Amended Executive Voluntary Deferred Compensation Plan, as amended.

*10.24(24)	Novellus 162(m) Executive Bonus Plan

10.25(25)	Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A., dated June 17, 2009.

10.26(26)	First Amendment to Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A., dated September 23, 2009.

21.1	Subsidiaries of Novellus Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 97).

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 24, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated February 24, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 24, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated February 24, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(3)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(4)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(5)	Incorporated by reference to Exhibit 10.4 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009.

(6)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

(7)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(8)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(9)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.
(10)	Incorporated by reference to Exhibit 10.9 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009.

(11)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(12)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(13)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(14)	Incorporated by reference to Exhibit 10.35 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(15)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(16)	Incorporated by reference to Exhibit 10.41 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(17)	Incorporated by reference to Exhibit 99.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

(18)	Incorporated by reference to Exhibit 10.19 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2008.

(19)	Incorporated by reference to Exhibit 10.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(20)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.

(21)	Incorporated by reference to Exhibit 10.26 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(22)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2008.

(23)	Incorporated by reference to Exhibit 10.28 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2008.

(24)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009.

(25)	Incorporated by reference to Exhibit 10.28 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009.

(26)	Incorporated by reference to Exhibit 10.29 to Novellus’ report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 24th day of February, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 24, 2010

/s/ Jeffrey C. Benzing Jeffrey C. Benzing	Executive Vice President and Chief Administrative Officer (Principal Financial Officer)	February 24, 2010

/s/ John D. Hertz John D. Hertz	Vice President of Corporate Finance (Principal Accounting Officer)	February 24, 2010

/s/ Neil R. Bonke Neil R. Bonke	Director	February 24, 2010

Youssef A. El-Mansy	Director

/s/ J. David Litster J. David Litster	Director	February 24, 2010

/s/ Yoshio Nishi Yoshio Nishi	Director	February 24, 2010

/s/ Glen G. Possley Glen G. Possley	Director	February 24, 2010

Signature	Title	Date

/s/ Ann D. Rhoads Ann D. Rhoads	Director	February 24, 2010

/s/ William R. Spivey William R. Spivey	Director	February 24, 2010

Delbert A. Whitaker	Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2009, 2008 and 2007

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts (1)
2009	$4,057	$1,495	$(2,946)	$2,606
2008	$1,988	$2,686	$(617)	$4,057
2007	$1,753	$879	$(644)	$1,988

(1)	Deductions represent uncollectible accounts written off, net of recoveries and other adjustments.

EXHIBIT INDEX

3.1(1)	Amended and Restated Articles of Incorporation of Novellus.

3.2	Amended and Restated Bylaws of Novellus.

10.1(2)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.2(3)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

*10.3(4)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.

*10.4(5)	Amended and Restated 1992 Employee Stock Purchase Plan, as amended.

*10.5(6)	Form of Directors and Officers Indemnification Agreement.

*10.6(7)	GaSonics International Corporation 1994 Stock Option/Stock Issuance plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.7(8)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.8(9)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.

*10.9(10)	Novellus 2001 Stock Incentive Plan, as amended, together with forms of agreement thereunder.

*10.10(11)	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.

*10.11(12)	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.12(13)	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.

10.13(14)	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.

10.14(15)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.

*10.15(16)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 13, 2002.

10.16(17)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*10.17(18)	Amended and Restated Employment Agreement between Novellus and Richard S. Hill effective as of July 24, 2009.

10.18(19)	Form of Non-Employee Director Restricted Stock Bonus Agreement, as amended.

10.19(20)	Form of Resale Restriction Agreement.

*10.20(21)	Offer Letter of Employment to Ginetto Addiego dated February 2, 2005.

*10.21(22)	Offer Letter of Employment to Fusen Chen dated October 4, 2004.

*10.22(23)	Amended Executive Voluntary Deferred Compensation Plan, as amended.

*10.24(24)	Novellus 162(m) Executive Bonus Plan

10.25(25)	Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A., dated June 17, 2009.

10.26(26)	First Amendment to Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A., dated September 23, 2009.

21.1	Subsidiaries of Novellus Systems Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 97).

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 24, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated February 24, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 24, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated February 24, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(2)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(3)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997.

(4)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993.

(5)	Incorporated by reference to Exhibit 10.4 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009.

(6)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002.

(7)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(8)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(9)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(10)	Incorporated by reference to Exhibit 10.9 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009.

(11)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(12)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(13)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(14)	Incorporated by reference to Exhibit 10.35 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(15)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003.

(16)	Incorporated by reference to Exhibit 10.41 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(17)	Incorporated by reference to Exhibit 99.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004.

(18)	Incorporated by reference to Exhibit 10.19 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2008.

(19)	Incorporated by reference to Exhibit 10.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005.

(20)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.

(21)	Incorporated by reference to Exhibit 10.26 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(22)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2008.

(23)	Incorporated by reference to Exhibit 10.28 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2008.

(24)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009.

(25)	Incorporated by reference to Exhibit 10.28 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009.

(26)	Incorporated by reference to Exhibit 10.29 to Novellus’ report on Form 8-Kfiled with the Securities and Exchange Commission on September 25, 2009.

*	Management contracts or compensatory plans or arrangements.