Form 10-Q
period 2010-03-27
NOVELLUS SYSTEMS INC
filed 2010-05-05
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

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

As of April 30, 2010, there were 96,049,896 shares of the Registrant’s common stock, no par value, issued and outstanding.

NOVELLUS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED MARCH 27, 2010

		Page
Part I: Financial Information
Item 1:	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Statements of Operations for the three months ended March 27, 2010 and March 28, 2009	3
	Condensed Consolidated Balance Sheets as of March 27, 2010 and December 31, 2009	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 27, 2010 and March 28, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4:	Controls and Procedures	28
Part II: Other Information
Item 1:	Legal Proceedings	29
Item 1A:	Risk Factors	30
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6:	Exhibits	38
Signatures		39
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands, except per share amounts)
Net sales	$276,229	$98,913
Cost of sales	142,262	73,175

Gross profit	133,967	25,738

Selling, general and administrative	45,051	43,102
Research and development	39,687	35,702
Restructuring and other charges, net	206	313

Total operating expenses	84,944	79,117

Operating income (loss)	49,023	(53,379)

Interest and other income, net	1,527	1,296

Income (loss) before income taxes	50,550	(52,083)

Provision for income taxes	9,294	14,309

Net income (loss)	$41,256	$(66,392)

Net income (loss) per share:
Basic	$0.43	$(0.69)

Diluted	$0.43	$(0.69)

Shares used in basic per share calculations	96,000	96,193

Shares used in diluted per share calculations	96,672	96,193

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 27, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$198,670	$142,047
Short-term investments	354,245	359,323
Accounts receivable, net	154,735	150,624
Inventories	177,538	162,213
Deferred tax assets, net	45,786	46,900
Prepaid and other current assets	36,240	36,715

Total current assets	967,214	897,822
Property and equipment, net of accumulated depreciation of $557,542 in 2010 and $549,926 in 2009	231,877	239,111
Non-current restricted cash and cash equivalents	123,559	133,105
Long-term investments	75,162	78,763
Goodwill	125,203	126,438
Intangible and other assets	79,108	83,739

Total assets	$1,602,123	$1,558,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,923	$72,656
Accrued payroll and related expenses	28,263	21,566
Accrued warranty	18,793	17,014
Other accrued liabilities	51,663	49,571
Income taxes payable	7,528	1,580
Deferred profit	13,811	9,094
Current debt obligations	1,585	13

Total current liabilities	187,566	171,494
Long-term debt obligations	106,227	114,147
Long-term income taxes payable	48,686	48,332
Other non-current liabilities	42,847	45,228

Total liabilities	385,326	379,201

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock	1,182,469	1,179,220
Retained earnings	39,811	5,226
Accumulated other comprehensive loss	(5,483)	(4,669)

Total shareholders’ equity	1,216,797	1,179,777

Total liabilities and shareholders’ equity	$1,602,123	$1,558,978

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$41,256	$(66,392)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,038	11,994
Deferred income taxes	1,340	13,182
Stock-based compensation	7,701	7,677
Excess tax benefit from stock-based compensation	(100)	—
Other non-cash charges, net	1,821	2,058
Changes in operating assets and liabilities:
Accounts receivable, net	(4,546)	70,342
Inventories	(16,223)	17,996
Prepaid and other assets	323	11,138
Accounts payable	(6,454)	(10,906)
Accrued payroll and related expenses	9,631	(6,986)
Accrued warranty	2,606	(8,167)
Income taxes payable	6,229	(168)
Deferred profit	4,844	(6,426)
Other liabilities	2,582	(12,750)

Net cash provided by operating activities	62,048	22,592

Cash flows from investing activities:
Proceeds from sales of investments	20,460	50,719
Proceeds from maturities of investments	37,625	3,536
Purchases of investments	(50,324)	(59,964)
Capital expenditures	(3,693)	(1,652)
Decrease in restricted cash and cash equivalents	4,896	3,903
Purchase of intangible assets	—	(2,000)
Proceeds from the sale of property and equipment	—	1,267

Net cash provided by (used in) investing activities	8,964	(4,191)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	1,238	—
Proceeds from lines of credit, net	1,597	1,552
Repurchases of common stock	(15,369)	—
Excess tax benefit from stock-based compensation	100	—

Net cash provided by (used in) financing activities	(12,434)	1,552

Effects of exchange rate changes on cash and cash equivalents	(1,955)	(887)

Net increase in cash and cash equivalents	56,623	19,066
Cash and cash equivalents at the beginning of the period	142,047	184,332

Cash and cash equivalents at the end of the period	$198,670	$203,398

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q within Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our subsidiaries after the elimination of all significant intercompany account balances and transactions. Certain prior year amounts in the Condensed Consolidated Statement of Operations have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported amounts in the Consolidated Balance Sheets or the Consolidated Statements of Cash Flows.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) amended the disclosure requirements for fair value measurements with respect to recurring and nonrecurring assets and liabilities. The authoritative guidance provides for disclosure of all significant transfers of assets and liabilities between those that are actively traded in markets (Level 1) and those that are not actively traded but have observable inputs (Level 2), and the reasons for the transfers. The authoritative guidance also provides that disclosures for assets and liabilities with significant unobservable inputs (Level 3) should separately disclose purchases, sales, issuances and settlements. We adopted this authoritative guidance on January 1, 2010. See Note 3 for the disclosures required by this guidance.

In May 2009, the FASB issued new authoritative guidance which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We began disclosing the date through which subsequent events had been evaluated in our Consolidated Financial Statements for the quarter ended June 27, 2009. In February 2010, the FASB issued new authoritative guidance amending the above referenced authoritative guidance. As a result of this amendment, disclosure of the date through which subsequent events have been evaluated is no longer required. We adopted this authoritative guidance for the three months ended March 27, 2010.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued new authoritative guidance addressing revenue arrangements with multiple deliverables. This authoritative guidance requires revenue to be allocated to multiple elements based on their relative selling price. Under the relative selling price method, a best estimate of the selling price may be used if vendor-specific or other third-party evidence of fair value is not available. The authoritative guidance will eliminate our use of the residual method to allocate the arrangement consideration. This authoritative guidance is effective for our fiscal year beginning January 1, 2011. We are currently evaluating the potential impact of this authoritative guidance on our Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards.

For the three months ended March 27, 2010, diluted net income per share was computed by dividing net income by the weighted-average number of common and potential common shares outstanding during the period. Potential common shares represent the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued, which consist primarily of stock options and unvested restricted stock awards. For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are either anti-dilutive under the treasury stock method or restricted shares subject to performance conditions that have not been met. Potential common shares of 17.1 million were excluded from the computation for the three months ended March 27, 2010.

For the three months ended March 28, 2009, diluted net loss per share excludes potential common shares, as the effect would be anti-dilutive. As such, the denominator used in computing both basic and diluted net loss per share was the same for the three months ended March 28, 2009. The number of potential common shares that could dilute basic net income per share was 22.1 million for the three months ended March 28, 2009.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$41,256	$(66,392)

Denominator:
Basic weighted-average shares outstanding	96,000	96,193
Dilutive potential common shares	672	—

Diluted weighted-average shares outstanding	96,672	96,193

Net income (loss) per share – Basic	$0.43	$(0.69)
Net income (loss) per share – Diluted	$0.43	$(0.69)

Note 3. Fair Value of Financial Instruments

Fair Value Hierarchy

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and we consider what assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Financial Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured at fair value on a recurring basis, excluding accrued interest components, consist of the following:

	Fair Value Measurements as of March 27, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Money market funds	$212,452	$—	$—	$212,452
Municipal bonds	—	310,304	—	310,304
Variable-rate demand notes	—	8,320	—	8,320
Corporate bonds	—	17,117	—	17,117
Auction-rate securities	—	—	75,162	75,162
Derivative assets (1)	—	218	—	218

Total assets	$212,452	$335,959	$75,162	$623,573

Liabilities
Derivative liabilities (1)	$—	$189	$—	$189

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 5.

	Fair Value Measurements as of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Money market funds	$169,914	$—	$—	$169,914
Municipal bonds	—	313,156	—	313,156
Variable-rate demand notes	—	21,908	—	21,908
Corporate bonds	—	6,641	—	6,641
Auction-rate securities	—	—	78,763	78,763
Derivative assets (1)	—	137	—	137

Total assets	$169,914	$341,842	$78,763	$590,519

Liabilities
Derivative liabilities (1)	$—	$322	$—	$322

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 5.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial instruments measured and recorded at fair value on a recurring basis, excluding accrued interest components, were presented within our Condensed Consolidated Balance Sheets as follows:

	Fair Value Measurements as of March 27, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents	$156,198	$—	$—	$156,198
Short-term investments	—	335,741	—	335,741
Prepaid and other current assets (1)	—	218	—	218
Non-current restricted cash and cash equivalents	56,254	—	—	56,254
Long-term investments	—	—	75,162	75,162

Total assets	$212,452	$335,959	$75,162	$623,573

Liabilities
Other accrued liabilities (1)	$—	$189	$—	$189

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 5.

	Fair Value Measurements as of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents	$108,839	$—	$—	$108,839
Short-term investments	—	341,705	—	341,705
Prepaid and other current assets (1)	—	137	—	137
Non-current restricted cash and cash equivalents	61,075	—	—	61,075
Long-term investments	—	—	78,763	78,763

Total assets	$169,914	$341,842	$78,763	$590,519

Liabilities
Other accrued liabilities (1)	$—	$322	$—	$322

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 5.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Balance, beginning of period	$78,763	$91,873
Realized and unrealized gains (losses), net
Included in other comprehensive loss	399	(949)
Settlements	(4,000)	(2,340)

Balance, end of period	$75,162	$88,584

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All Level 3 financial instruments are auction-rate securities. Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal bond funds. Our auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently, there are no active secondary markets. As of March 27, 2010 we have recorded a cumulative temporary impairment loss of $10.3 million within OCI based upon our assessment of the fair value of these securities. We believe that this impairment is temporary as we do not intend to sell these securities. We do not believe that we will be required to sell these securities before recovery of their amortized cost basis, and based on our credit quality assessment we expect to recover the amortized cost basis of these securities.

Fair Value of Other Financial Instruments

The carrying and estimated fair values of our other financial instruments are as follows:

	March 27, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Assets
Cash	$42,472	$42,472	$33,208	$33,208
Accrued interest receivable	4,612	4,612	3,698	3,698
Other investments	13,891	13,891	13,920	13,920
Non-current restricted cash	67,306	67,306	72,032	72,032

Total assets	$128,281	$128,281	$122,858	$122,858

Liabilities
Current debt obligations	$1,585	$1,585	$13	$13
Long-term debt obligations	106,227	106,704	114,147	114,599

Total liabilities	$107,812	$108,289	$114,160	$114,612

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

Note 4. Investments

All of our investments are classified as available-for-sale. The amortized cost and estimated fair value of our investments are as follows:

	March 27, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	307,147	3,207	(50)	310,304
Variable-rate demand notes	8,320	—	—	8,320
Corporate bonds	17,098	30	(11)	17,117
Auction-rate securities	85,500	—	(10,338)	75,162

Total	$418,065	$3,237	$(10,399)	$410,903

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	309,277	3,935	(56)	313,156
Variable-rate demand notes	21,908	—	—	21,908
Corporate bonds	6,654	8	(21)	6,641
Auction-rate securities	89,500	—	(10,737)	78,763

Total	$427,339	$3,943	$(10,814)	$420,468

Also included in our short-term investments balance as of March 27, 2010 and December 31, 2009 were interest receivable of $4.6 million and $3.7 million, respectively, and other investments of $13.9 million, for each period that are excluded from the tables above.

The maturities of our investments as of March 27, 2010 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$165,194	$166,423
Due in 1 to 3 years	159,051	160,998
Due in 3 to 5 years	2,200	2,007
Due in 5 to 10 years	1,520	1,520
Due in greater than 10 years	90,100	79,955

Total	$418,065	$410,903

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

The breakdown of investments with unrealized losses as of March 27, 2010 is as follows:

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$39,251	$(50)	$—	$—	$39,251	$(50)
Corporate bonds	8,169	(11)	—	—	8,169	(11)
Auction-rate securities	—	—	75,162	(10,338)	75,162	(10,338)

Total	$47,420	$(61)	$75,162	$(10,338)	$122,582	$(10,399)

The gross unrealized losses related to municipal and corporate bonds are primarily due to fluctuations in interest rates and quoted market prices. The gross unrealized losses related to auction-rate securities are primarily due to our estimates about the anticipated term and yield of these investments given the lack of an active market. We review our investment portfolio for possible impairment on a quarterly basis. We view these unrealized losses as temporary in nature. Impairment is based on an analysis of factors that may have adverse affects on the fair value of the investment. Factors considered in determining whether a loss is temporary include our intent to sell the security, our ability to hold the security to recovery of its amortized cost basis, and our assessment of the credit quality of the security, including whether we expect to recover the amortized cost of the security.

See additional disclosures regarding the fair value of our investments in Note 3.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Derivative Financial Instruments

We manage our foreign currency exchange risk through foreign currency forward exchange contracts and foreign denominated floating-rate debt to hedge against the short-term impact of currency fluctuations. We enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the impact of currency fluctuations on (a) probable system sales denominated in Japanese yen, (b) our net investment in certain foreign subsidiaries and (c) other monetary asset and liability balances denominated in foreign currencies. We utilize a portion of our foreign denominated floating-rate debt to mitigate the economic impact of our net investment in certain foreign subsidiaries. As of March 27, 2010, 26.8 million Euros of floating-rate debt was designated as a net investment hedge. All derivatives are recorded at fair value in either other current assets or other accrued liabilities. We report cash flows from derivative instruments in cash flows from operating activities. We use the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

The notional amounts of outstanding hedge contracts are as follows:

	March 27, 2010		December 31, 2009
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
	(In thousands)
Japanese Yen	$37,739	$45,583	$40,217	$46,690
British Pound Sterling	4,260	4,262	4,556	4,558
Korean Won	3,797	3,795	1,279	1,279
Malaysian Ringgit	3,307	3,305	3,497	3,496
Chinese Renminbi	—	—	3,209	3,687
Indian Rupee	2,098	2,096	1,804	1,803
Taiwan Dollar	1,392	1,390	1,308	1,306
Swiss Franc	—	1,407	—	1,453
Israeli Shekel	607	606	2,285	1,978

Total	$53,200	$62,444	$58,155	$66,250

Cash Flow Hedges. We designate and document our foreign currency forward exchange contracts as cash flow hedges on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate the effectiveness of each hedge at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in OCI until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in net sales as designated at the inception of the forward contract. In the event it becomes probable that an anticipated hedged transaction will not occur within the specified time period, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated OCI to net sales in the Condensed Consolidated Statement of Operations. No such events occurred for the three months ended March 27, 2010 and March 28, 2009.

Net Investment Hedges. We hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. Our foreign denominated floating-rate debt and foreign currency forward exchange contracts used to hedge this exposure are designated and documented as net investment hedges. The carrying value of the foreign denominated floating-rate debt that is designated as a hedging instrument is remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded within OCI. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective when currency pairs and notional amounts on the forward exchange contracts are properly aligned with the net investment in subsidiaries. Changes in the spot-to-spot value are recorded as foreign currency translation adjustments within OCI. Ineffectiveness, if any, along with the excluded time value of the forward contracts, is recorded in interest and other income, net.

Other Foreign Currency Hedges. We enter into foreign currency forward exchange contracts to hedge (a) intercompany balances that are denominated in non-functional currencies (b) certain third-party receivables denominated in Japanese yen and (c) anticipated sales denominated in foreign currency that we do not designate and document as cash flow hedges. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in interest and other income, net.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows:

	Three Months Ended
	March 27, 2010	December 31, 2009
	(In thousands)
Prepaid and other current assets:
Derivative assets designated as hedging instruments:
Cash flow hedges	$56	$—
Net investment hedges	2	3
Derivative assets not designated as hedging instruments:
Other foreign currency hedges	160	134

Total derivative assets (1)	$218	$137

Other accrued liabilities:
Derivative liabilities designated as hedging instruments:
Net investment hedges	23	5
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges	166	317

Total derivative liabilities (1)	$189	$322

(1)	See additional fair value measurement disclosures in Note 3.

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by (a) cash flow hedges, (b) net investment hedges and (c) other foreign currency hedges on OCI and the Condensed Consolidated Statements of Operations.

(a)	Cash Flow Hedges:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Accumulated loss in OCI, beginning of period	$(126)	$(1,137)
Gains recorded in OCI (effective portion), net	60	7
Gains reclassified from OCI to net sales (effective portion), net	126	451

Accumulated gain (loss) in OCI, end of period	$60	$(679)

Gains recorded in net sales related to the ineffective portion, net	$—	$6
Gains (losses) recorded in net sales related to the excluded time value portion, net	$(4)	$8

We anticipate reclassifying the accumulated gain recorded as of March 27, 2010 from OCI to net sales within 12 months.

(b)	Net Investment Hedges:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Foreign exchange contracts:
Gains recorded in OCI (effective portion), net	$202	$2,896
Gains (losses) recorded in other income related to the excluded time value portion, net	$(41)	$61
Foreign denominated floating-rate debt:
Gains recorded in OCI (effective portion), net	$2,777	$—

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(c)	Other Foreign Currency Hedges:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Losses recognized in other income, net	$(297)	$(935)

Note 6. Inventories

	March 27, 2010	December 31, 2009
	(In thousands)
Purchased and spare parts	$104,593	$104,833
Work-in-process	37,455	32,002
Finished goods	35,490	25,378

Total inventories	$177,538	$162,213

Finished goods include $16.1 million and $8.0 million as of March 27, 2010 and December 31, 2009, respectively, of evaluation systems at customer locations.

Note 7. Goodwill and Intangible Assets

Goodwill

A summary of changes in goodwill for the three months ended March 27, 2010 is as follows:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net balance, beginning of period	$108,431	$18,007	$126,438
Foreign currency translation	—	(1,235)	(1,235)

Net balance, end of period	$108,431	$16,772	$125,203

Our annual impairment test performed in the fourth quarter of 2009 did not identify potential impairment for either our Semiconductor Group or our Industrial Applications Group. However, if our future operating results do not approximate current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units, impairment charges may be required.

Intangible Assets

Our acquired intangible assets are as follows:

	March 27, 2010				December 31, 2009
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)		(Years)		(In thousands)
Patents and other intangible assets	11	$18,649	$(5,230)	$13,419	11	$18,658	$(4,797)	$13,861
Developed technology	6	30,269	(28,931)	1,338	6	31,066	(29,114)	1,952
Trademark	9	7,176	(3,950)	3,226	10	7,682	(4,050)	3,632

Total intangible assets	9	$56,094	$(38,111)	$17,983	9	$57,406	$(37,961)	$19,445

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 28, 2009, we purchased certain technology patents related to our Semiconductor Group with a fair value of $2.0 million and a weighted average amortization period of 6 years. Our estimated amortization expense for identifiable intangible assets is $2.4 million for the three remaining quarters of 2010, and $2.6 million, $2.6 million, $2.6 million, $2.3 million, and $1.5 million for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively. As of March 27, 2010, we had no recorded identifiable intangible assets with indefinite lives.

Note 8. Product Warranty

Changes in our accrued warranty liability are as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Balance, beginning of period	$19,611	$30,438
Warranties issued	9,493	7,603
Settlements	(5,503)	(13,735)
Net changes in liability for pre-existing warranties, including expirations	(1,535)	(2,192)

Balance, end of period	22,066	22,114
Less: Long-term portion	(3,273)	(3,431)

Accrued warranty, current	$18,793	$18,683

Note 9. Restructuring Charges

In an effort to consolidate our operations, streamline product offerings and align our manufacturing operations with current business conditions, we have implemented various restructuring plans since 2001. All restructuring activity presented below is related to the Semiconductor Group and is included in operating income as part of restructuring and other charges, net. As of March 27, 2010, substantially all actions under our restructuring plans had been completed except for payments of future rent obligations which we estimate will be paid in cash through 2017.

The following table summarizes our restructuring activity:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Balance, beginning of period	$18,046	$18,178
Cash payments	(1,203)	(1,092)
Adjustment of prior restructuring costs	206	313

Balance, end of period	$17,049	$17,399

Note 10. Debt Obligations

As of March 27, 2010, we had $1.6 million of outstanding current debt obligations at a weighted-average interest rate of 5.0%. As of December 31, 2009, our outstanding current debt obligations were insignificant.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 17, 2009, we entered into a three-year Credit Agreement, which was amended on September 23, 2009 (the Agreement), with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 75 basis points. The outstanding balance is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank, which was due and payable on June 25, 2009. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in 2004 and for general corporate purposes. As of March 27, 2010 and December 31, 2009, we had amounts outstanding under the Agreement of 79.5 million Euros, or $106.2 million and $114.1 million, respectively, at an effective interest rate of 1.1%. This Agreement is secured by deposits in money market funds at a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations and warranties and events of default and limited negative covenants and financial covenants, which are subject to various exceptions and qualifications. We were in compliance with these covenants as of March 27, 2010.

Note 11. Interest and Other Income, Net

The components of interest and other income, net are as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Interest income	$2,043	$2,766
Interest expense	(288)	(707)
Foreign currency loss, net	(225)	(497)
Loss on other investments	(29)	(511)
Other, net	26	245

Interest and other income, net	$1,527	$1,296

Note 12. Shareholder’s Equity

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Net income (loss)	$41,256	$(66,392)
Other comprehensive income (loss):
Foreign currency translation adjustments	(710)	(311)
Unrealized gain (loss) on investments	(291)	808
Change in derivative instruments	187	458
Unrealized gain on minimum pension liability adjustment	—	87

Comprehensive income (loss)	$40,442	$(65,350)

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	March 27, 2010	December 31, 2009
	(In thousands)
Foreign currency translation adjustments	$3,463	$4,173
Unrealized loss on investments – temporary	(7,161)	(6,870)
Unrealized gain (loss) on cash flow hedges	60	(127)
Unrealized loss on pension liability	(1,845)	(1,845)

Accumulated other comprehensive loss	$(5,483)	$(4,669)

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Repurchases

Our Board of Directors has authorized repurchases of our outstanding common stock. As of March 27, 2010, we had $788.3 million available for stock repurchases under these authorizations. During the three months ended March 27, 2010, 0.7 million shares were repurchased under this plan for $15.2 million at a weighted average price of $21.50. No shares were repurchased during the three months ended March 28, 2009.

For the majority of restricted stock awards that vest, the number of shares issued is net of shares withheld to pay the minimum statutory withholding for income taxes on behalf of the grantee. Although shares withheld are not issued, they are treated as common stock repurchases, effectively reducing the number of shares that would otherwise have been issued upon vesting. These withheld shares are not included within common stock repurchases under our authorized plan. During the three months ended March 27, 2010 and March 28, 2009, the value of shares withheld to satisfy the minimum statutory withholding requirement related to the grantees’ tax obligations was $0.1 million.

Note 13. Litigation

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara (the Superior Court) seeking damages of up to $200 million (including punitive damages), declaratory relief and injunctions for causes of action involving alleged breach of contract, fraud, unfair competition and breach of warranty.

The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began before a jury on January 19, 2010, in the Superior Court. Novellus prevailed on these claims at trial, which ended on February 26, 2010.

Linear has filed two motions seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and a new trial. We believe that Linear will file an appeal if it is unsuccessful on these motions. Although we cannot at this time predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

Other Litigation

We are a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainty surrounding litigation, we are unable at this time to estimate a range of loss, if any, that may result from any of these pending proceedings.

Note 14. Income Taxes

The income tax provision for the three months ended March 27, 2010 was computed based on our annual forecast of profit and losses by jurisdiction for fiscal year 2010. Our provision for income taxes for the three months ended March 27, 2010 was $9.3 million compared to a provision of $14.3 million for the three months ended March 28, 2009. For the three months ended March 27, 2010, our provision for income taxes was less than the federal statutory tax rate due primarily to foreign income taxed at lower rates. Our provision for income taxes for the three months ended March 27, 2009, was more than the federal statutory tax rate due primarily to a $19.4 million charge as a result of the California Budget Act of 2009 which was signed into law in February 2009. This law revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for years beginning on or after January 1, 2011. We expect our income subject to tax in California to be lower than under prior tax law beginning in 2011. As a result, the realization of our California deferred tax assets was no longer more likely than not.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15. Stock-Based Compensation

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and our employee stock purchase plan (ESPP) in operating income:

	Three Months Ended
	March 27, 2010 (1)	March 28, 2009 (2)
	(In thousands)
Cost of sales	$461	$860
Selling, general and administrative	4,675	4,505
Research and development	2,565	2,312

Total stock-based compensation expense	$7,701	$7,677

(1)	Amounts include amortization expense related to stock options of $3.2 million and restricted stock awards of $4.5 million. The related income tax benefit recognized in the Condensed Consolidated Statements of Operations was $2.0 million.
(2)	Amounts include amortization expense related to stock options of $3.5 million, ESPP of $0.7 million, and restricted stock awards of $3.5 million. The related income tax benefit recognized in the Condensed Consolidated Statements of Operations was $1.7 million.

Stock Options

The exercise price of each stock option is the closing market price of our common stock on the date of grant. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. The fair values of stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 27, 2010	March 28, 2010
Risk-free interest rate	1.6%	1.4%
Volatility	48%	60%
Expected term	3.4 years	4.0 years
Dividends	None	None

Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the option.

A summary of stock option activity for the three months ended March 27, 2010 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding, beginning of period	18,033	$30.35
Grants	10	22.13
Exercises	(89)	13.94
Forfeitures or expirations	(247)	36.81

Outstanding, end of period	17,707	$30.34	4.68	$21,818

Vested and expected to vest, end of period	17,093	$30.70	4.53	$18,636
Exercisable, end of period	14,051	$32.72	3.66	$3,976

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 4.3 million shares that had exercise prices lower than the market price of our common stock as of March 27, 2010. For the three months ended March 27, 2010, the aggregate intrinsic value of options exercised, determined as of the date of exercise, was $0.9 million and the total cash received from employees as a result of stock option exercises was $1.2 million. No options were exercised during the three months ended March 28, 2009. The weighted average grant date fair value of options granted for the three months ended March 27, 2010 and March 28, 2009 was $7.94 and $6.64, respectively. In connection with the disqualification of incentive stock options, we realized $0.2 million in tax benefits for the three months ended March 27, 2010 and no tax benefits for the three months ended March 28, 2009. We settle employee stock option exercises with newly issued common shares.

As of March 27, 2010, there was $22.6 million of unrecognized compensation cost related to unvested stock options, of which $10.3 million is expected to be recognized in the three remaining quarters of 2010, and $6.9 million, $3.8 million, and $1.6 million is expected to be recognized in 2011, 2012, and 2013, respectively.

Restricted Stock Awards

Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Restricted stock awards generally vest over three, four, or five-year periods, excluding certain awards that vest upon the achievement of specific performance targets. A summary of restricted stock award activity for the three months ended March 27, 2010 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards, beginning of period	3,557	$22.19
Granted	162	21.74
Vested	(13)	20.42
Forfeited	(485)	29.97

Unvested restricted stock awards, end of period	3,221	$21.00

Unvested restricted stock awards at March 27, 2010 and December 31, 2009 include 3.0 million and 2.9 million restricted stock units, respectively.

As of March 27, 2010, there were a total of 0.1 million restricted stock awards and 0.6 million restricted stock units subject to performance conditions that will result in forfeiture if the conditions are not realized. The restricted stock units have performance conditions that could result in the vesting of additional restricted stock units up to a maximum of 2.0 million restricted stock units. The majority of performance conditions are based on our revenue, revenue growth and revenue growth relative to our peers.

The total fair value of restricted stock awards vested during each of the three months ended March 27, 2010 and March 28, 2009 was $0.3 million. In connection with the issuance of restricted stock awards, we realized tax benefits of $0.1 million for each of the three months ended March 27, 2010 and March 28, 2009. As of March 27, 2010 there was $48.4 million of unrecognized compensation cost related to restricted stock awards, including performance awards that are expected to vest, of which $15.3 million is expected to be recognized in the three remaining quarters of 2010, and $16.8 million, $11.1 million, and $5.2 million is expected to be recognized in 2011, 2012, and 2013, respectively.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan

Our ESPP was suspended indefinitely effective May 1, 2009 by action of our Board of Directors. Our ESPP allowed qualified employees to purchase shares of common stock at 85 percent of the fair market value on specified dates. Shares issued under our ESPP were valued using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended
March 28, 2009
Risk-free interest rate	1.1%
Volatility	49%
Expected term	6 months
Dividends	None

The weighted-average grant date fair value of shares for the three months ended March 28, 2009 was $4.53. We realized an insignificant amount of tax benefits attributed to disqualifying dispositions of ESPP shares for the three months ended March 27, 2010 and $0.1 million for the three months ended March 28, 2009.

Note 16. Operating Segments

Our operations are organized into two segments, the Semiconductor Group and the Industrial Applications Group. Our Semiconductor Group develops, manufactures, sells and supports equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Our Industrial Applications Group is a supplier of lapping, grinding, polishing and deburring equipment for fine-surface optimization. The accounting policies of these segments are the same as those described in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Segment information is as follows:

	Three Months Ended March 27, 2010			Three Months Ended March 28, 2009
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
Sales to unaffiliated customers	$263,675	$12,554	$276,229	$76,579	$22,334	$98,913
Operating income (loss)	$52,921	$(3,898)	$49,023	$(48,492)	$(4,887)	$(53,379)

	March 27, 2010			December 31, 2009
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
Total assets	$1,520,432	$81,691	$1,602,123	$1,475,755	$83,223	$1,558,978

Note 17. Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the lease agreement, we incurred expenses of $0.3 million for each of the three months ended March 27, 2010 and March 28, 2009.

We employ, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amount recognized for these immediate family members was $0.1 million during each of the three months ended March 27, 2010 and March 28, 2009.

Current regulations prohibit company loans to “executive officers,” as defined by the SEC. We have outstanding loans to non-executive vice presidents and other key personnel. As of March 27, 2010 and December 31, 2009, the total outstanding balance of such loans was $0.6 million. As of March 27, 2010 nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to these types of loans has not historically been significant.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation:

•

our belief that the impairment related to auction-rate securities is temporary, our intent to not sell our auction-rate securities, our belief that we will not be required to sell our auction-rate securities before recovery, and our expectation to recover the amortized cost of our auction-rate securities;

•	our anticipation to reclassify the accumulated gain recorded as of March 27, 2010 for cash flow hedges from OCI to net sales within twelve months;

•	our expectation that the adoption of certain accounting pronouncements will not have a significant impact on our Condensed Consolidated Financial Statements;

•

our estimation of amortization expense for currently recognized identifiable intangible assets for the remaining three quarters of 2010 and for the years ending December 31, 2011, 2012, 2013, 2014, and 2015 respectively;

•	our expectation that future obligations in connection with vacated facilities will be paid in cash through 2017;

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

•	our estimation of unrecognized compensation cost related to unvested stock options and restricted stock awards to be recognized in the three remaining quarters of 2010 2011, 2012, and 2013;

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

•	our expectation that chip unit growth will resume in 2010 at historic rates, and with it, spending on semiconductor equipment;

•	our expectation that net orders will fluctuate due to the cyclicality of the semiconductor industry;

•	our plan for continued focus on operational execution and paring down our cost structure to improve operating results;

•

our plan to continue managing both our variable and fixed cost structure with the objective of maximizing our cash flow from operations, and our expectation that variable compensation expense is expected to increase to the extent that we remain profitable in 2010;

•	our belief that our financial resources will be sufficient to meet our needs through the next twelve months;

•

our belief that our customer base is becoming increasingly more concentrated and that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future;

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

•

unexpected changes in the tax regulatory environment, changes in accounting and tax standards or practices, and our inability to achieve a tax benefit due to unexpected changes in domestic or international tax regulations;

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of Part II, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q. Readers should also review carefully the cautionary statements listed in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other filings with the SEC, including our Forms 10-Q and 8-K and our Annual Report to Shareholders.

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

In fiscal 2006 and 2007, our customers grew capacity and those capacity additions outpaced the rate of demand, leading to declines in the average selling price of chips. This oversupply-driven weakness was rendered more severe in the second half of 2008 and the first quarter of 2009 by the contraction in demand for semiconductors due to the global economic crisis. Semiconductor sales have rebounded in recent quarters, leading to resumption in capacity additions by our customers; however, due to the exceptional weakness in the first quarter of 2009, semiconductor and semiconductor capital equipment sales still declined year-over-year in 2009. Unit growth rates for chip sales are generally expected to resume throughout 2010 at historical rates, and so, we expect that increases in spending on semiconductor equipment will follow. As demonstrated in the table below, we have seen increases in net sales in each of the last four consecutive quarters and expect that trend to continue in the second quarter of 2010.

Given the significant downward pressure on revenues over the past two calendar years and the historically cyclical nature of the semiconductor industry, we have continued to focus on operational execution and paring down our cost structure to improve operating results, including the consolidation of buildings at our San Jose, California campus. During the first quarter of 2010, we completed the consolidation of manufacturing in our Tualatin, Oregon facility and incurred $0.9 in charges related to those efforts. Of these charges, $0.5 million was in cost of sales and $0.4 million was in operating expenses. We plan to continue managing both our variable and fixed cost structure with the objective of maximizing cash flow from operations. However, variable compensation expense is expected to increase to the extent we remain profitable in 2010.

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

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2010	2009
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$276,229	$244,194	$176,879	$119,208	$98,913
Gross profit	$133,967	$113,638	$70,708	$31,006	$25,738
Net income (loss)	$41,256	$35,191	$(4,026)	$(50,008)	$(66,392)
Net income (loss) per share – Diluted	$0.43	$0.36	$(0.04)	$(0.52)	$(0.69)
Shipments	$282,816	$244,485	$165,446	$119,982	$92,130
Change in shipments from prior quarter	16%	48%	38%	30%	(48)%
Net orders	$321,363	$257,610	$171,548	$111,187	$77,795
Change in net orders from prior quarter	25%	50%	54%	43%	(6)%

We expect that net orders will continue to fluctuate due to the cyclical nature of our business. The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders typically result in revenue either at shipment and transfer of title or upon customer acceptance of the equipment. Our revenue recognition policy, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, addresses the distinction between the revenue recognized upon shipment and transfer of title and the revenue recognized upon customer acceptance. Equipment generally ships within two to six months of receiving the related order, and if applicable, customer acceptance is typically received one to six months after shipment. These time lines are general estimates and actual times may vary depending on varying circumstances.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of inventory, valuation of goodwill and other intangible assets, valuation of deferred tax assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, measurement of stock-based compensation expense, valuation of investments, adequacy of the allowance for doubtful accounts and adequacy of loss contingencies, including those related to legal matters. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

Results of Operations

Net Sales

	Three Months Ended			Q1 2010 % Change From
	March 27, 2010	December 31, 2009	March 28, 2009	Q4 2009	Q1 2009
	(In thousands)
Semiconductor Group	$263,675	$226,730	$76,579	16%	244%
Industrial Applications Group	12,554	17,464	22,334	(28)%	(44)%

Net sales	$276,229	$244,194	$98,913	13%	179%

Semiconductor Group net sales in the first quarter of 2010 increased by 16% and 244% compared to fourth quarter 2009 and first quarter 2009 net sales, respectively. Industrial Applications Group net sales decreased 28% and 44% compared to fourth quarter 2009 and first quarter 2009 net sales, respectively. Net sales within the Semiconductor Group have steadily recovered over the last four quarters from the lows experienced in the first quarter of 2009. No meaningful recovery was seen in the Industrial Applications Group through the first quarter of 2010.

Geographical net sales as a percentage of total net sales, based upon the location of our customers’ facilities, were as follows:

	Three Months Ended
	March 27, 2010	December 31, 2009	March 28, 2009
Asia	68%	71%	31%
North America	26%	21%	47%
Europe	6%	8%	22%

Gross Profit
	Three Months Ended
	March 27, 2010	December 31, 2009	March 28, 2009
Gross Profit	$133,967	$113,638	$25,738
Gross Margin	48%	47%	26%

First quarter 2010 gross margin increased by 1 and 22 percentage points compared to the fourth quarter of 2009 and first quarter of 2009, respectively. The increase in gross margin from the fourth quarter is primarily due to a change in mix of products sold. The increase in gross margin from the first quarter 2009 is primarily due to increased absorption of fixed costs on higher shipment volumes and lower inventory write-downs.

Selling, General and Administrative (SG&A)

	Three Months Ended			Q1 2010 % Change From
	March 27, 2010	December 31, 2009	March 28, 2009	Q4 2009	Q1 2009
	(Dollars in thousands)
SG&A expense	$45,051	$38,560	$43,102	17%	5%
% of net sales	16%	16%	44%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

SG&A expense increased in the first quarter of 2010 compared to the fourth and first quarter of 2009 primarily due to increased legal expenses of $4.4 million incurred in connection with the Linear Technology Corporation trial and increased variable compensation expenses attributable to higher net sales and net income. Compared to the first quarter of 2009, these increases were offset by cost reductions over the past year, primarily from reductions in employee headcount.

Research and Development (R&D)

	Three Months Ended			Q1 2010 % Change From
	March 27, 2010	December 31, 2009	March 28, 2009	Q4 2009	Q1 2009
	(Dollars in thousands)
R&D expense	$39,687	$36,732	$36,015	8%	10%
% of net sales	14%	15%	36%

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

The increase in R&D expense from fourth quarter and first quarter of 2009 is primarily due to increases in variable compensation expense related to our net income as well as increased R&D project spending. However, R&D expense as a percentage of net sales decreased compared to prior year periods because of the increase in net sales.

Income Taxes

	Three Months Ended
	March 27, 2010	December 31, 2009	March 28, 2009
Provision for income taxes	$9,294	$5,390	$14,309
% of income (loss) before income taxes	18%	13%	(27)%

As a result of our global business structure, in periods of profitability we expect to achieve tax rates lower than current federal rates as we benefit from a geographical mix of income at lower tax rates. Likewise, in periods of operating losses, these losses may accumulate in lower tax rate jurisdictions which would reduce our tax benefit. The income tax provision for the three months ended March 27, 2010 was computed based on our annual forecast of profit and losses by jurisdiction for fiscal year 2010.

Our provision for income taxes for the first quarter of 2010 was $9.3 million compared to a provision of $5.4 million for the fourth quarter of 2009, and a provision of $14.3 million for the first quarter of 2009. These fluctuations primarily result from changes in our operating results before income taxes, along with the changes in geographical mix of those results before income taxes. Our first quarter 2010 tax rate reflected a reduction of approximately 10 percentage points from our initial expected tax rate primarily due to our assessment of a recent U.S. Tax Court opinion related to foreign operations. We currently anticipate that our tax rate for the year ending December 31, 2010 will be between 15% and 20%, given our current expected net sales volume and profit mix by jurisdiction. The first quarter of 2009 includes a $19.4 million discrete charge as a result of the California Budget Act of 2008 signed into law on February 20, 2009. This law revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. In years 2011 and beyond, we expect our income subject to tax in California to be lower than under prior tax law. As a result, the realization of our California deferred tax assets is no longer more likely than not.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

	March 27, 2010	December 31, 2009
	(In thousands)
Cash and cash equivalents	$198,670	$142,047
Short-term investments	354,245	359,323

Total cash, cash equivalents and short-term investments	$552,915	$501,370

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities and borrowings. Our primary source of liquidity as of March 27, 2010 consisted of $552.9 million of cash, cash equivalents and short-term investments, an increase of $51.5 million from December 31, 2009, which is primarily due to cash generated from operations.

Restricted Cash, Cash Equivalents and Long-Term Investments

	March 27, 2010	December 31, 2009
	(In thousands)
Restricted cash and cash equivalents	$123,559	$133,105
Long-term investments	75,162	78,763

Total restricted cash and cash equivalents and long-term investments	$198,721	$211,868

We held $198.7 million in restricted cash and long-term investments as of March 27, 2010, a decrease of $13.1 million from $211.9 million as of December 31, 2009. The restricted cash and cash equivalents are primarily money market funds and Euro-denominated time-based deposits held to secure our debt obligations.

Long-term investments consist of tax-exempt auction-rate securities, whose underlying assets are either student loans, substantially backed by the federal government, or closed-end municipal bond funds. Beginning in February 2008, these auction-rate securities became illiquid because their scheduled auctions failed to settle. An auction failure occurs when the parties wishing to sell securities at auction cannot. As a result, these investments are classified as long-term in our Condensed Consolidated Balance Sheet as we may have limited or no opportunities to liquidate these investments and fully recover their par value in the near term. During the three months ended March 27, 2010, we redeemed $4.0 million of auction rate securities at par value. We have recorded a temporary unrealized loss of $10.3 million within OCI related to these investments in our Condensed Consolidated Financial Statements as of March 27, 2010. See Note 3 to our Condensed Consolidated Financial Statements.

Cash Flow Summary

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$62,048	$22,592
Investing activities	8,964	(4,191)
Financing activities	(12,434)	1,552
Effects of exchange rate changes on cash and cash equivalents	(1,955)	(887)

Net increase in cash and cash equivalents	$56,623	$19,066

Operating

Net cash provided by operating activities during the three months ended March 27, 2010 was $62.0 million. The primary sources of cash from operating activities were net income of $41.3 million, adjusted to exclude the effect of non-cash charges, net of $21.7 million, offset by increases in working capital levels of $1.0 million.

Net cash provided by operating activities during the three months ended March 28, 2009 was $22.6 million. We generated cash from operations by offsetting our net loss of $66.4 million with the effect of non-cash charges, net of $34.9 million and decreases in working capital levels of $54.1 million.

Investing

Net cash provided by investing activities during the three months ended March 27, 2010 was $9.0 million. This amount consisted of net sales of investments of $7.8 million and a decrease in restricted cash and cash equivalents of $4.9 million offset by capital expenditures of $3.7 million.

Net cash used in investing activities during the three months ended March 28, 2009 was $4.2 million. This amount consisted of net purchases of investments of $5.7 million, an intangible asset purchase of $2.0 million and capital expenditures of $1.7 million, offset by a decrease in restricted cash and cash equivalents of $3.9 million and proceeds from the sale of assets of $1.3 million.

Financing

Net cash used in financing activities during the three months ended March 27, 2010 was $12.4 million primarily as a result of stock repurchases of $15.4 million and offset by proceeds from short-term lines of credit of $1.6 million and proceeds from employee stock compensation plans of $1.2 million.

Net cash provided by financing activities during the three months ended March 28, 2009 was $1.5 million and related to proceeds from lines of credit.

Credit Arrangements

We have short-term credit facilities with various financial institutions totaling $47.6 million. These credit facilities bear interest at various rates and expire on various dates through January, 2011. As of March 27, 2010, we had $1.6 million of current debt obligations outstanding, $3.9 million was pledged against outstanding letters of credit and the remaining $42.1 million was unutilized.

On June 17, 2009, we entered into a three-year Credit Agreement, which was amended on September 23, 2009 (the Agreement), with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 75 basis points. The outstanding balance is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank, which was due and payable on June 25, 2009. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in 2004 and for general corporate purposes. As of March 27, 2010 and December 31, 2009, we had amounts outstanding under the Agreement of 79.5 million Euros, or $106.2 million and $114.1 million, respectively, at an effective interest rate of 1.1%. This Agreement is secured by deposits in money market funds at a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations and warranties and events of default and limited negative covenants and financial covenants, which are subject to various exceptions and qualifications. We were in compliance with these covenants as of March 27, 2010.

We believe that our financial resources will be sufficient to meet our needs through the next 12 months.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Novellus, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our exposure related to market risk has not changed materially since December 31, 2009.

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

Conclusions

Based upon the controls evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls were effective to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information relating to the Company is made known to management, including the Chief Executive Officer and the Principal Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls for financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with U.S. GAAP.

PART II: OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Linear Technology Corporation

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, in March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara (the Superior Court) seeking damages of up to $200 million (including punitive damages), declaratory relief and injunctions for causes of action involving alleged breach of contract, fraud, unfair competition and breach of warranty.

The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began before a jury on January 19, 2010, in the Superior Court. Novellus prevailed on these claims at trial, which ended on February 26, 2010.

Linear has filed two motions seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and a new trial. We believe that Linear will file an appeal if it is unsuccessful on these motions. Although we cannot at this time predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

Other Litigation

We are a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business including intellectual property claims. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainty surrounding litigation, we are unable at this time to estimate a range of loss, if any, that may result from any of these pending proceedings.

ITEM 1A:	RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.

The semiconductor industry is highly cyclical and difficult to predict.

Our Semiconductor Group depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. Our business has historically been cyclical due to sudden changes in our customers’ manufacturing capacity requirements and capital spending, which in turn are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. As a result, our business has experienced periodic downturns that reduced the demand for semiconductor processing equipment, including equipment that we manufacture and market. The timing, length and severity of these business cycles are difficult to predict. During periods of reduced and declining demand, we must be able to quickly and effectively align our costs with prevailing market conditions, and at the same time motivate and retain key employees, including our management team. Downturns in the industry have, at times, resulted in higher than optimal inventory levels and lower than optimal gross margins due to lower production volumes during these periods. Because of this volatility, we cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. Industry downturns have historically been followed by periods of rapid growth. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity and hire and assimilate a sufficient number of qualified people to meet customer demand. Net orders, net sales and results of operations may be adversely affected if we fail to respond to changing industry and economic conditions in a timely and effective manner.

We have experienced an increase in net orders in the last three quarters of 2009 and the first quarter of 2010 following declines in net orders during each of the five preceding quarters. Despite these recent increases, we could again experience decreases in net orders in the future, and if so, our net sales and operating results could be adversely affected. Over the past two years, we have implemented reductions in workforce, consolidation of our manufacturing operations, and other cost reduction actions to align our business with then current industry and economic conditions. Future restructurings or other cost reduction actions may be required, which may have an adverse impact on our results of operations and our ability to capitalize on opportunities in a market recovery.

Weakness in the global economy or tightening of the credit markets may adversely affect our results of operations and our liquidity.

The tightening of the credit markets, turmoil in the financial markets and weakening in the global economy contributed to the downturn we experienced in 2008 and 2009. Because our business is ultimately driven by the global demand for electronic devices, the economic slowdown caused our customers to delay or discontinue spending on our products. The tightening of the credit markets and concerns regarding the availability of credit that accompanied that downturn also made it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Furthermore, our customers faced liquidity issues, which resulted in cancellations of equipment orders and increased payment delays or defaults. Reduced demand for our products and the general unavailability of financing adversely impacted our operating results. While our operating results have improved along with the improvement in the economy, there can be no assurance that the economy and our operating results will continue to improve, that the economy will not experience another significant downturn or that our operating results will not decrease. In such an event, our operating results, financial condition and business could be adversely affected.

Fluctuations and uncertainties with the economy also make it challenging for us to accurately forecast and plan future business activities and to identify the risks that may affect our business, financial condition and operating results. While we have seen recent signs of recovery, we cannot predict the timing, strength or duration of any economic slowdown, subsequent recovery or the impact on the worldwide semiconductor industry. If the economy or the markets in which we operate do not continue to recover, we may record additional charges related to restructuring costs, which may have an adverse impact on our business, financial condition and results of operations. The length of our sales cycle makes our results of operations particularly sensitive to changes in macroeconomic conditions. While past downturns in our business have been followed by periods of rapid growth, that correlation may not occur in the future.

A decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, auction rate securities, money market funds and other types of debt securities. A decline in the capital and financial markets could adversely impact their market values and liquidity. As of March 27, 2010, we held $75.2 million of auction-rate securities, net of $10.3 million in temporary impairment. Our auction rate securities are tax-exempt with underlying assets that are either student loans, substantially backed by the federal government, or closed-end municipal bond funds. Due to the auction failures in 2008, we will not have access to these funds until (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature and are repaid. Currently, there are no active secondary markets for these securities. If current market conditions do not improve, additional temporary and other-than-temporary impairment charges could occur in future periods which would reduce the value of our investments and could negatively impact our results of operations.

Our financial results have fallen short and may continue to fall short of anticipated levels; forecasting net sales and profitability is complex and our financial results are difficult to forecast.

Our management typically provides quarterly financial forecasts. These forecasts, when made, are based on estimates believed to be reasonable at the time. However, actual results may vary and have varied in the past from forecasted results for a variety of reasons, including, but not limited to, unanticipated manufacturing costs, changes in the economy or mix of products sold, unanticipated write-downs of inventory, and a higher than anticipated effective tax rate. Our lengthy sales cycle makes the timing of customer orders and product acceptances difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. As a result, our revenues and operating results for a quarter depend on us shipping orders as scheduled during that quarter, receiving customer acceptance during the quarter of previously shipped products, and obtaining new orders for products to be shipped in that same quarter. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially and adversely affect our financial results. These factors have caused and may continue to cause our financial results to differ materially from prior periods and from financial forecasts we have previously provided.

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

We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results, which may adversely affect our stock price. Our future quarterly operating results and stock price may not align with past trends. The factors that have caused and could continue to cause fluctuations in our operating results include, but are not limited to:

•	economic conditions in the electronics and semiconductor industry generally and the semiconductor equipment industry specifically;

•	the financial condition of our customers and their ability to purchase our products;

•	timing and cancellation of customer orders and shipments, including deferrals of orders of our existing products due to new product announcements by us and/or our competitors;

•	failure to receive anticipated orders in time to permit shipment during the quarter;

•	our practice of building our systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	competitive pricing pressures;

•	intellectual property disputes;

•	the effect of revenue recognized upon acceptance with little or no associated costs;

•	unpredictability of demand for and variability of the mix of our products in our forecast, which can cause unexpected positive or negative inventory adjustments in a particular period;

•	variability in manufacturing yields;

•	fluctuations in warranty costs;

•	foreign currency exchange rate fluctuations;

•	emergence of new industry standards; and

•	ability to fund capital requirements.

In addition, the market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

We are subject to taxation in the United States and other countries. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws. We compute the quarterly effective tax rate using annual forecasts of jurisdictional profits and losses. Changes in the jurisdictional mix of profits and losses may cause fluctuations in the effective tax rate.

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

We regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals. Due to certain years remaining open for examination, it is reasonably possible that the total unrecognized tax benefits could increase or decrease over the next twelve months as we may be subject to either examination by tax authorities or a lapse in statute of limitations. Factors that could materially affect our future effective tax rates include, but are not limited to:

•	changes in the regulatory environment;

•	changes in accounting and tax standards or practices;

•	overall business conditions in the equipment industry;

•	changes in the composition of operating income by tax jurisdiction; and

•	our operating results before taxes.

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

Our ability to develop intellectual property depends on hiring, retaining and motivating highly qualified design and engineering staff with the knowledge and technical competence to advance our technology and productivity goals. To protect our trade secrets and proprietary information, generally we have entered into confidentiality or invention assignment agreements with our employees, as well as with consultants and other parties. If these agreements prove inadequate or are breached, our remedies may not be sufficient to cover our losses.

We are subject to litigation proceedings that could adversely affect our business.

Intellectual Property Litigation

We have received certain claims of infringement of intellectual property rights and may receive other such claims in the future. For example, we were served with a complaint on March 23, 2010 for an intellectual property claim seeking injunctive relief and unspecified damages. In the past claims of infringement of intellectual property rights have sometimes evolved into legal proceedings or litigation against us, and they may continue to do so in the future. It is inherently difficult to assess the outcome of litigation. Although we believe we have meritorious defenses to these claims and that the outcome of the litigation will not have a material adverse impact on our business, financial condition, or results of operations, there can be no assurances that Novellus will prevail. Any such litigation could result in substantial cost to us, including diversion of the efforts of our technical and management personnel, and this could have an adverse effect on our business, financial condition and operating results. If we are unable to successfully defend against such claims, we could be required to expend significant resources to develop or license alternative non-infringing technology or to obtain a license to the subject technology. There is no assurance that we will be successful with such development, or that a license will be available on terms acceptable to us, if at all. Without such a license, we could be prohibited from future sales of the infringing product or products, which could materially and adversely affect our business, financial condition and operating results.

Other Litigation

In addition to the litigation risks and proceedings mentioned above, we are currently involved or may become subject to legal claims or proceedings related to securities, employment, customer or third party contracts, environmental regulations, product liability or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could materially and adversely effect our business, financial condition and operating results. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages or refrain from certain activities, which could have a material adverse impact on our business, financial condition and operating results.

We have incurred and may in the future incur impairments to goodwill or long-lived assets.

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We recorded an impairment charge in the fourth quarter of 2008 to reduce the carrying value of goodwill within our Industrial Applications Group, or, IAG reporting unit. While the estimated fair value for this reporting unit exceeded its book value in our annual impairment test for 2009, our impairment analysis for IAG is sensitive to small changes to estimates and assumptions in our valuation model. There were no impairment charges taken in 2009. Given the relatively low fair value of this reporting unit, we believe it is reasonably possible that IAG could fail the first step in a future annual impairment test, which could result in additional impairment charges and negatively impact our results of operations.

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

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis indicates potential impairment to our goodwill for the Semiconductor Group or IAG, we may be required to record additional charges to earnings in our financial statements, which may negatively impact our results of operations.

Rapid technological change in the semiconductor industry requires substantial research and development expenditures and responsiveness to customer needs.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position and our products or technologies may become uncompetitive or obsolete. We devote a significant portion of our personnel and financial resources to R&D programs, and we seek to maintain close relationships with our customers in order to remain responsive to their product and manufacturing process needs. Our success depends in part on our ability to accurately predict evolving industry standards, develop innovative solutions and improve existing technologies, win market acceptance of our new and advanced technologies and, manufacture our products in a timely and cost-effective manner. Our products and processes must address changing customer needs in a range of materials, including copper and aluminum, at ever-smaller line widths and feature sizes, while maintaining our focus on manufacturing efficiency and product reliability. If we do not continue to gain market acceptance for our new technologies and products, or develop and introduce improvements in a timely manner in response to changing market conditions or customer requirements, or remain focused on R&D efforts that will translate into greater revenues, our business could be adversely impacted.

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

Our success and ability to meet customer demands depend in part on our ability to obtain from our suppliers timely deliveries of parts, components and subassemblies for the manufacture and support of our products. Although we make reasonable efforts to ensure that such parts, components and subassemblies, are available from multiple suppliers, in certain cases they may be obtained only from a single source or from limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us or from a small group of companies in the semiconductor industry. As a result, our supply channels may be vulnerable to disruption. Any such disruption to or termination of our supplier relationships may result in a prolonged inability to secure adequate supplies at reasonable prices or of acceptable quality, and may adversely affect our ability to bring new products to market and deliver them to customers in a timely manner. As a result, any disruption or termination of our supplier relationships may damage our customer relationships and our results of operations may be adversely affected.

We must attract, retain and motivate key employees and the failure to do so could harm our business and operations.

In order to compete, we must attract, retain and motivate our executives and other key employees. Hiring and retaining qualified executives, engineers, and sales representatives are critical to our business and the competition for experienced employees in the semiconductor industry can be fierce. To help attract, retain and motivate qualified employees, we use stock-based compensation awards such as employee stock options and restricted stock awards. These forms of compensation become less valuable if our stock price experiences a period of decline. If we are unable to attract, retain and motivate highly qualified employees to meet our needs in the future, our business and operations could be harmed.

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

There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition or results of operations. In addition, each region in the global equipment market exhibits unique market characteristics that can cause capital equipment investment patterns to vary significantly from period to period. We derive a substantial portion of our revenues from customers in Asia. Any negative economic developments, legal or regulatory changes, terrorism in Asia or geo-political instability in Asia, including the possible outbreak of hostilities or health-related epidemics involving Singapore, China, Taiwan, Korea or Japan, could result in the cancellation or delay by certain significant customers of orders for our products, which could adversely affect our business, financial condition or results of operations. Our continuing expansion in Asia renders us increasingly vulnerable to these risks.

We are subject to increasingly strict environmental regulations.

Our industry is subject to increasingly strict environmental regulations that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, gases and other substances used or produced in the semiconductor manufacturing process. Public attention to environmental controls has continued to increase. Changes in environmental regulations could require us to invest in potentially costly pollution control equipment or alter the way our products are made. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by accidental releases, regardless of fault. Any failure to control such materials adequately or to comply with regulatory restrictions or contractual obligations could increase our expenses and adversely affect our results of operations. New climate change regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on carbon dioxide or other greenhouse gas emissions could result in significant costs for us. Greenhouse gas legislation has been introduced in the United States legislature and we expect increased worldwide regulatory activity in the future. The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse effect on our business plans and operating results.

Additionally, we may be subject to environmental and other regulations in certain states and countries where we produce or sell our products. We also face increasing complexity in our product design and procurement operations as we adjust to new and prospective requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union, or EU. The EU also makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Other countries, such as the United States, China and Japan, have enacted or may enact similar laws or regulations similar to the EU. These and other future environmental regulations could require us to reengineer certain of our existing products.

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

From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. We have been, and in the future may be, compelled to enter into or accrue for probable settlements of alleged indemnification obligations or become subject to potential liability arising from our customer’s involvements in legal disputes. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.

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

From time to time, we may enhance, modify or upgrade our enterprise resource planning (ERP) system as well as other key software applications used for our worldwide operations. Our ERP system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, provide critical information to our management, and prepare our financial statements.

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

Following is a summary of our stock repurchases pursuant to our publicly announced plans for the quarter ended March 27, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
January 1, 2010 through January 30, 2010	312,300	$21.42	312,300	$796.9 million
January 31, 2010 through February 27, 2010	294,100	$21.50	294,100	$790.6 million
February 28, 2010 through March 27, 2010	102,400	$21.76	102,400	$788.3 million

Total	708,800	$21.50	708,800	$788.3 million

In addition to shares repurchased above, we withheld 5,404 shares through net share settlements for the three months ended March 27, 2010 upon the vesting of restricted stock awards. For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not included within common stock repurchases under our authorized plan.

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

ITEM 6:	EXHIBITS

(a) Exhibits

*10.27	Letter Agreement between Novellus Systems, Inc. and Jeffrey Benzing dated January 8, 2010.

*10.28	Restricted Stock Purchase Agreement between Novellus Systems, Inc. and Richard S. Hill dated January 28, 2010.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 5, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated May 5, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 5, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated May 5, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ Jeffrey C. Benzing
Jeffrey C. Benzing
Executive Vice President and Chief Administrative Officer
(Principal Financial Officer)
May 5, 2010

EXHIBIT INDEX

*10.27	Letter Agreement between Novellus Systems, Inc. and Jeffrey Benzing dated January 8, 2010.

*10.28	Restricted Stock Purchase Agreement between Novellus Systems, Inc. and Richard S. Hill dated January 28, 2010.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 5, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated May 5, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 5, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey C. Benzing, Executive Vice President and Chief Administrative Officer of Novellus Systems, Inc. dated May 5, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements.