Form 10-Q
period 2010-06-26
NOVELLUS SYSTEMS INC
filed 2010-08-04
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

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

As of July 30, 2010, there were 91,913,821 shares of the Registrant’s common stock, no par value, issued and outstanding.

NOVELLUS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JUNE 26, 2010

		Page
Part I: Financial Information
Item 1:	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 26, 2010 and June 27, 2009	3
	Condensed Consolidated Balance Sheets as of June 26, 2010 and December 31, 2009	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 26, 2010 and June 27, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4:	Controls and Procedures	28
Part II: Other Information
Item 1:	Legal Proceedings	29
Item 1A:	Risk Factors	29
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6:	Exhibits	38
Signatures		39
EXHIBIT 10.29
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands, except per share amounts)
Net sales	$321,369	$119,208	$597,598	$218,121
Cost of sales	164,431	88,202	306,693	161,377

Gross profit	156,938	31,006	290,905	56,744

Selling, general, and administrative	43,032	46,128	88,083	88,917
Research and development	40,790	39,341	80,477	75,356
Restructuring charges	211	2,921	417	3,234

Total operating expenses	84,033	88,390	168,977	167,507

Operating income (loss)	72,905	(57,384)	121,928	(110,763)

Interest and other income, net	2,195	2,906	3,722	4,202

Income (loss) before income taxes	75,100	(54,478)	125,650	(106,561)
Provision for (benefit from) income taxes	11,792	(4,470)	21,086	9,839

Net income (loss)	$63,308	$(50,008)	$104,564	$(116,400)

Net income (loss) per share:
Basic	$0.67	$(0.52)	$1.10	$(1.21)

Diluted	$0.66	$(0.52)	$1.09	$(1.21)

Shares used in basic per share calculations	94,065	96,472	95,299	96,336

Shares used in diluted per share calculations	95,332	96,472	96,369	96,336

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$164,679	$142,047
Short-term investments	390,283	359,323
Accounts receivable, net	152,622	150,624
Inventories	197,159	162,213
Deferred tax assets, net	46,164	46,900
Other current assets	32,749	36,715

Total current assets	983,656	897,822
Property and equipment, net of accumulated depreciation of $560,757 in 2010 and $549,926 in 2009	224,065	239,111
Non-current restricted cash and cash equivalents	113,793	133,105
Long-term investments	73,956	78,763
Goodwill	123,903	126,438
Other non-current assets	80,897	83,739

Total assets	$1,600,270	$1,558,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$70,267	$72,656
Accrued payroll and related expenses	42,627	21,566
Accrued warranty	22,192	17,014
Other current liabilities	52,743	49,571
Income taxes payable	18,198	1,580
Deferred profit	16,674	9,094
Current debt obligations	1,722	13

Total current liabilities	224,423	171,494
Long-term debt obligations	98,329	114,147
Long-term income taxes payable	49,356	48,332
Other non-current liabilities	43,818	45,228

Total liabilities	415,926	379,201

Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock	1,141,810	1,179,220
Retained earnings	49,485	5,226
Accumulated other comprehensive loss	(6,951)	(4,669)

Total shareholders’ equity	1,184,344	1,179,777

Total liabilities and shareholders’ equity	$1,600,270	$1,558,978

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 26, 2010	June 27, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$104,564	$(116,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of property and equipment, net	51	64
Depreciation and amortization	21,530	23,954
Deferred income taxes	541	11,219
Stock-based compensation	16,251	16,180
Excess tax benefit from stock-based compensation	(369)	0
Other non-cash charges, net	2,639	2,820
Changes in operating assets and liabilities:
Accounts receivable, net	(2,573)	47,490
Inventories	(36,969)	49,418
Other assets	3,947	20,670
Accounts payable and accrued liabilities	(1,986)	(5,955)
Accrued payroll and related expenses	24,219	(4,479)
Accrued warranty	5,941	(12,136)
Income taxes payable	17,575	(2,794)
Deferred profit	7,777	(1,136)
Other liabilities	3,115	(10,460)

Net cash provided by operating activities	166,253	18,455

Cash flows from investing activities:
Proceeds from sales of investments	57,985	142,234
Proceeds from maturities of investments	103,447	9,436
Purchases of investments	(191,105)	(141,637)
Capital expenditures	(6,655)	(7,396)
Decrease (increase) in restricted cash and cash equivalents	9,609	(18,090)
Purchase of intangible assets	0	(2,000)
Proceeds from the sale of property and equipment	0	1,267

Net cash used in investing activities	(26,719)	(16,186)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	6,194	4,328
Proceeds from debt obligations	556	110,632
Repayment of debt obligations	(19)	(110,608)
Proceeds from lines of credit, net	1,689	709
Repurchases of common stock	(122,958)	(1,899)
Excess tax benefit from stock-based compensation	369	0

Net cash provided by (used in) financing activities	(114,169)	3,162

Effects of exchange rate changes on cash and cash equivalents	(2,733)	935

Net increase in cash and cash equivalents	22,632	6,366
Cash and cash equivalents at the beginning of the period	142,047	184,332

Cash and cash equivalents at the end of the period	$164,679	$190,698

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 26, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures of contingent assets and liabilities. We evaluate estimates on an ongoing basis, including those related to recognition of revenue, valuation of investments, adequacy of the allowance for doubtful accounts, valuation of inventory, valuation of deferred tax assets, valuation of goodwill and other intangible assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, contingencies and litigation, and measurement of stock-based compensation. We base estimates on historical experience and on other market based assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state assets and liabilities given facts known at the time of measurement. Actual results may differ from these estimates.

The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our subsidiaries after the elimination of all significant intercompany account balances and transactions.

Note 2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) amended the disclosure requirements for fair value measurements with respect to recurring and nonrecurring assets and liabilities. The FASB’s authoritative guidance provides for disclosure of all significant transfers of assets and liabilities between those that are actively traded in markets (Level 1) and those that are not actively traded but have observable inputs (Level 2), and the reasons for the transfers. The authoritative guidance also provides that disclosures for assets and liabilities with significant unobservable inputs (Level 3) should separately disclose purchases, sales, issuances, and settlements. We adopted this authoritative guidance on January 1, 2010. See Note 4 for the disclosures required by this guidance.

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

For the three and six months ended June 26, 2010, diluted net income per share was computed by dividing net income by the weighted-average number of common and potential common shares outstanding during the period. Potential common shares represent the number of additional common shares that would have been outstanding if the dilutive potential shares, which consist primarily of stock options and unvested restricted stock awards, had been issued. For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are either anti-dilutive under the treasury stock method or restricted shares subject to performance conditions that have not been met. Potential common shares of 14.1 million and 16.0 million were excluded from the computation for the three and six months ended June 26, 2010, respectively.

For the three and six months ended June 27, 2009, diluted net loss per share excludes potential common shares because the effect would be anti-dilutive; the denominator used in computing both basic and diluted net loss per share was the same. The number of

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

potential common shares that could dilute basic net income per share was 22.0 million and 22.4 million for the three and six months ended June 27, 2009, respectively.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$63,308	$(50,008)	$104,564	$(116,400)

Denominator:
Basic weighted-average shares outstanding	94,065	96,472	95,299	96,336
Dilutive common equivalent shares	1,267	0	1,070	0

Diluted weighted-average shares outstanding	95,332	96,472	96,369	96,336

Net income (loss) per share – Basic	$0.67	$(0.52)	$1.10	$(1.21)
Net income (loss) per share – Diluted	$0.66	$(0.52)	$1.09	$(1.21)

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

Our financial instruments consist primarily of money market funds, municipal bonds, variable-rate demand notes, corporate bonds, and auction-rate securities. Three levels of inputs are used to measure the fair value of our investments:

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

We classify our municipal bonds, variable-rate demand notes, and corporate bonds as Level 2 instruments due to our use of observable market prices in less active markets or, when observable market prices were not available, our use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments. We classify our derivative instruments as Level 2 instruments due to our use of observable inputs other than quoted prices, including interest rates and credit risk.

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

During the three and six months ended June 26, 2010 and June 27, 2009, there were no transfers of financial instruments between Level 1 and Level 2 or transfers in or out of Level 3.

Financial Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured at fair value on a recurring basis, excluding accrued interest components, consist of the following:

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 26, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Money market funds	$185,230	$0	$0	$185,230
Municipal bonds	0	297,659	0	297,659
Variable-rate demand notes	0	58,970	0	58,970
Corporate bonds	0	16,966	0	16,966
Auction-rate securities	0	0	73,956	73,956
Derivative assets (1)	0	45	0	45

Total assets	$185,230	$373,640	$73,956	$632,826

Liabilities
Derivative liabilities (1)	$0	$264	$0	$264

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Money market funds	$169,914	$0	$0	$169,914
Municipal bonds	0	313,156	0	313,156
Variable-rate demand notes	0	21,908	0	21,908
Corporate bonds	0	6,641	0	6,641
Auction-rate securities	0	0	78,763	78,763
Derivative assets (1)	0	137	0	137

Total assets	$169,914	$341,842	$78,763	$590,519

Liabilities
Derivative liabilities (1)	$0	$322	$0	$322

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

Financial instruments measured and recorded at fair value on a recurring basis, excluding accrued interest components, were presented on our Condensed Consolidated Balance Sheets as follows:

	June 26, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents	$131,841	$1,000	$0	$132,841
Short-term investments	0	372,595	0	372,595
Other current assets (1)	0	45	0	45
Non-current restricted cash and cash equivalents	53,389	0	0	53,389
Long-term investments	0	0	73,956	73,956

Total assets	$185,230	$373,640	$73,956	$632,826

Liabilities
Other current liabilities (1)	$0	$264	$0	$264

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents	$108,839	$0	$0	$108,839
Short-term investments	0	341,705	0	341,705
Other current assets (1)	0	137	0	137
Non-current restricted cash and cash equivalents	61,075	0	0	61,075
Long-term investments	0	0	78,763	78,763

Total assets	$169,914	$341,842	$78,763	$590,519

Liabilities
Other current liabilities (1)	$0	$322	$0	$322

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Balance, beginning of period	$75,162	$88,584	$78,763	$91,873
Realized and unrealized gains, net
Included in other comprehensive income (loss)	294	4,906	693	3,957
Settlements	(1,500)	(7,875)	(5,500)	(10,215)

Balance, end of period	$73,956	$85,615	$73,956	$85,615

All Level 3 financial instruments are auction-rate securities. Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal bond funds. Our auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently, there are no active secondary markets. As of June 26, 2010 we have recorded a cumulative temporary impairment loss of $10.0 million within Other Comprehensive Income (OCI) based upon our assessment of the fair value of these securities. We believe that this impairment is temporary as we do not intend to sell these securities. We do not believe that we will be required to sell these securities before recovery of their amortized cost, and based on our credit quality assessment we expect to recover the amortized cost of these securities.

Fair Value of Other Financial Instruments

The carrying and estimated fair values of our other financial instruments are as follows:

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 26, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Assets
Cash	$31,837	$31,837	$33,208	$33,208
Accrued interest receivable	3,687	3,687	3,698	3,698
Other investments	14,001	14,001	13,920	13,920
Non-current restricted cash	60,405	60,405	72,032	72,032

Total assets	$109,930	$109,930	$122,858	$122,858

Liabilities
Current debt obligations	$1,722	$1,722	$13	$13
Long-term debt obligations	98,329	98,868	114,147	114,599

Total liabilities	$100,051	$100,590	$114,160	$114,612

The carrying value of cash, accrued interest receivable, and non-current restricted cash approximates fair value because of the short maturity of those instruments. Other investments primarily relate to corporate owned life insurance contracts used to offset our deferred compensation obligations. These investments have a determinable cash surrender value, which is the best available evidence of fair value. Accrued interest receivable and other investments are classified within short-term investments on our Condensed Consolidated Balance Sheets. Our debt obligations are not publicly traded and are primarily denominated in Euros. The estimated fair value of our debt obligations is based primarily on a market approach, comparing our interest rates to those rates we believe we would reasonably receive upon re-entry into the market. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.

See additional disclosures regarding our investments in Note 5.

Note 5. Investments

All of our investments are classified as available-for-sale. The cost and estimated fair value of our investments are as follows:

	June 26, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	293,907	2,787	(35)	296,659
Variable-rate demand notes	58,970	0	0	58,970
Corporate bonds	16,959	14	(7)	16,966
Auction-rate securities	84,000	0	(10,044)	73,956

Total	$453,836	$2,801	$(10,086)	$446,551

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	309,277	3,935	(56)	313,156
Variable-rate demand notes	21,908	0	0	21,908
Corporate bonds	6,654	8	(21)	6,641
Auction-rate securities	89,500	0	(10,737)	78,763

Total	$427,339	$3,943	$(10,814)	$420,468

Interest receivable of $3.7 million is included in our short-term investments balance as of both June 26, 2010 and December 31, 2009 as well as other investments of $14.0 million and $13.9 million, respectively, which are excluded from the tables above.

The maturities of our investments as of June 26, 2010 are as follows:

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$179,412	$180,858
Due in 1 to 3 years	133,919	135,232
Due in 3 to 5 years	6,605	6,517
Due in 5 to 10 years	8,360	8,360
Due in greater than 10 years	125,540	115,584

Total	$453,836	$446,551

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

The breakdown of investments with unrealized losses as of June 26, 2010 is as follows:

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$22,002	$(35)	$0	$0	$22,002	$(35)
Corporate bonds	7,191	(7)	0	0	7,191	(7)
Auction-rate securities	0	0	73,956	(10,044)	73,956	(10,044)

Total	$29,193	$(42)	$73,956	$(10,044)	$103,149	$(10,086)

The gross unrealized losses related to municipal and corporate bonds are primarily due to fluctuations in interest rates and quoted market prices. The gross unrealized losses related to auction-rate securities are primarily due to our estimates about the anticipated term and yield of these investments given the lack of an active market. We review our investment portfolio for possible impairment on a quarterly basis. Impairment is based on an analysis of factors that may have adverse affects on the fair value of the investment. We view these unrealized losses as temporary in nature. Factors considered in determining whether a loss is temporary include our intent to sell the security, our ability to hold the security to recovery of its amortized cost, and our assessment of the credit quality of the security, including whether we expect to recover the amortized cost of the security.

For the three months ended June 26, 2010 and June 27, 2009, we sold investments for proceeds of $37.5 million and $91.5 million, respectively.

See additional disclosures regarding the fair value of our investments in Note 4.

Note 6. Derivative Financial Instruments

We manage our foreign currency exchange risk through foreign currency forward exchange contracts and foreign denominated floating-rate debt to hedge against the short-term impact of currency fluctuations. We enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the impact of currency fluctuations on (a) probable system sales denominated in Japanese yen, (b) our net investment in certain foreign subsidiaries, and (c) other monetary asset and liability balances denominated in foreign currencies. We utilize a portion of our foreign denominated floating-rate debt to mitigate the economic impact of our net investment in certain foreign subsidiaries. As of June 26, 2010, 26.7 million Euros of floating-rate debt was designated as a net investment hedge. All derivatives are recorded at fair value in either other current assets or other current liabilities. We report cash flows from derivative instruments in cash flows from operating activities. We use the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The notional amounts of outstanding hedge contracts are as follows:

	June 26, 2010		December 31, 2009
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
	(In thousands)
Japanese Yen	$36,195	$56,793	$40,217	$46,690
British Pound Sterling	4,272	4,271	4,556	4,558
Korean Won	3,262	3,261	1,279	1,279
Malaysian Ringgit	2,320	2,318	3,497	3,496
Chinese Renminbi	0	1,982	3,209	3,687
Indian Rupee	2,201	2,199	1,804	1,803
Taiwan Dollar	0	1,648	1,308	1,306
Swiss Franc	0	1,363	0	1,453
Israeli Shekel	0	0	2,285	1,978

Total	$48,250	$73,835	$58,155	$66,250

Cash Flow Hedges. We designate and document our foreign currency forward exchange contracts as cash flow hedges on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate the effectiveness of each hedge at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in OCI until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in net sales as designated at the inception of the forward contract. In the event it becomes probable that an anticipated hedged transaction will not occur within the specified time period, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated OCI to net sales in the Condensed Consolidated Statement of Operations. No such events occurred for the three and six months ended June 26, 2010 or for the three and six months ended June 27, 2009.

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

Other Foreign Currency Hedges. We enter into foreign currency forward exchange contracts to hedge (a) intercompany balances that are denominated in non-functional currencies, (b) certain third-party receivables denominated in Japanese yen, and (c) anticipated sales denominated in foreign currency that we do not designate and document as cash flow hedges. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in other income, net.

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows:

	June 26, 2010	December 31, 2009
	(In thousands)
Other current assets:
Derivative assets designated as hedging instruments:
Cash flow hedges	$14	$0
Net investment hedges	0	3
Derivative assets not designated as hedging instruments:
Other foreign currency hedges	31	134

Total derivative assets (1)	$45	$137

Other current liabilities:
Derivative liabilities designated as hedging instruments:
Cash flow hedges	$218	$0
Net investment hedges	10	5
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges	36	317

Total derivative liabilities (1)	$264	$322

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	See additional fair value measurement disclosures in Note 4.

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by (a) cash flow hedges, (b) net investment hedges, and (c) other foreign currency hedges on OCI and the Condensed Consolidated Statements of Operations.

(a)	Cash Flow Hedges:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Accumulated gain (loss) in OCI, beginning of period	$60	$(679)	$(126)	$(1,137)
Losses recorded in OCI (effective portion), net	(154)	(28)	(94)	(21)
Gains reclassified from OCI to net sales (effective portion), net	0	6	126	457

Accumulated loss in OCI, end of period	$(94)	$(701)	$(94)	$(701)

Gains (losses) recorded in net sales related to the ineffective portion, net	$(1)	$(1)	$(1)	$6
Gains (losses) recorded in net sales related to the excluded time value portion, net	$(15)	$1	$(19)	$9

We anticipate reclassifying the accumulated loss recorded as of June 26, 2010 from OCI to net sales within 12 months.

(b)	Net Investment Hedges:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Foreign exchange contracts:
Gains (losses) recorded in OCI (effective portion), net	$(522)	$(1,446)	$(320)	$1,450
Gains (losses) recorded in other income related to the excluded time value portion, net	$(14)	$19	$(55)	$80
Foreign denominated floating-rate debt:
Gains recorded in OCI (effective portion), net	$2,861	$0	$5,637	$0

(c)	Other Foreign Currency Hedges:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Gains recognized in other income, net	$432	$952	$135	$17

Note 7. Inventories

	June 26, 2010	December 31, 2009
	(In thousands)
Purchased and spare parts	$115,073	$104,833
Work-in-process	41,004	32,002
Finished goods	41,082	25,378

Total inventories	$197,159	$162,213

Finished goods include $15.7 million and $8.0 million as of June 26, 2010 and December 31, 2009, respectively, of evaluation systems at customer locations.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in goodwill for the six months ended June 26, 2010:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net balance, beginning of period	$108,431	$18,007	$126,438
Foreign currency translation	0	(2,535)	(2,535)

Net balance, end of period	$108,431	$15,472	$123,903

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

Intangible Assets

Our acquired intangible assets are as follows:

	June 26, 2010				December 31, 2009
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)			(Years)	(In thousands)
Patents and other intangible assets	11	$18,639	$(5,651)	$12,988	11	$18,658	$(4,797)	$13,861
Developed technology	6	29,431	(28,620)	811	6	31,066	(29,114)	1,952
Trademark	10	6,643	(3,810)	2,833	10	7,682	(4,050)	3,632

Total intangible assets	9	$54,713	$(38,081)	$16,632	9	$57,406	$(37,961)	$19,445

During the three months ended March 28, 2009, we purchased certain technology patents related to our Semiconductor Group with a fair value of $2.0 million and a weighted average amortization period of 6 years. Our estimated amortization expense for identifiable intangible assets is $0.6 million for each of the two remaining quarters of 2010, and $2.5 million, $2.5 million, $2.5 million, $2.2 million and $1.5 million for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively. As of June 26, 2010, we had no recorded identifiable intangible assets with indefinite lives.

Note 9. Product Warranty

Changes in our accrued warranty liability are as follows:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Balance, beginning of period	$22,066	$22,114	$19,611	$30,438
Warranties issued	12,068	5,016	21,562	12,619
Settlements	(8,755)	(7,404)	(14,258)	(21,139)
Net changes in liability for pre-existing warranties, including expirations	(125)	(1,450)	(1,661)	(3,642)

Balance, end of period	25,254	18,276	25,254	18,276
Less: Long-term portion	3,062	2,471	3,062	2,471

Accrued warranty, current	$22,192	$15,805	$22,192	$15,805

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Restructuring Charges

In an effort to consolidate our operations, streamline product offerings, and align our manufacturing operations with current business conditions, we have implemented various restructuring plans since 2001. All restructuring activity presented below is related to the Semiconductor Group and is included in operating income as part of restructuring and other charges, net. As of June 26, 2010, our restructuring plans had been completed except for payments of future rent obligations which we estimate will be paid in cash through 2017.

The following table summarizes our restructuring activity:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Balance, beginning of period	$17,050	$17,399	$18,046	$18,178
Adjustment of prior restructuring costs	211	2,921	417	3,234
Cash payments	(1,098)	(812)	(2,300)	(1,904)

Balance, end of period	$16,163	$19,508	$16,163	$19,508

Note 11. Debt Obligations

As of June 26, 2010, we had current debt obligations outstanding of $1.7 million at a weighted-average interest rate of 5.0%. As of December 31, 2009, our outstanding current debt obligations were insignificant. As of June 26, 2010, we had $0.5 million of capital lease obligations, of which $0.1 million is included in current debt obligations outstanding.

On June 17, 2009, we entered into a three-year Credit Agreement, which was amended on September 23, 2009 (the Agreement), with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 75 basis points. The outstanding balance is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank, which was due and payable on June 25, 2009. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in 2004 and for general corporate purposes. As of June 26, 2010 and December 31, 2009, we had amounts outstanding under the Agreement of 79.5 million Euros, or $97.9 million and $114.1 million, respectively, at an effective interest rate of 1.2%. This Agreement is secured by deposits in money market funds at a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which are subject to various exceptions and qualifications. We were in compliance with these covenants as of June 26, 2010.

Note 12. Interest and Other Income, Net

The components of interest and other income, net are as follows:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Interest income	$2,033	$2,794	$4,076	$5,559
Interest expense	(337)	(486)	(625)	(1,193)
Gain on other investments	110	1,228	81	717
Foreign currency gain (loss), net	456	(583)	231	(1,080)
Other, net	(67)	(47)	(41)	199

Interest and other income, net	$2,195	$2,906	$3,722	$4,202

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Income Taxes

The income tax provision for the three and six months ended June 26, 2010 was computed based on our annual forecast of profit and losses by jurisdiction for fiscal year 2010. Our provision for income taxes for the three and six months ended June 26, 2010 was $11.8 million and $21.1 million, respectively, compared to a benefit from income taxes of $4.5 million for the three months ended June 27, 2009 and a provision for income taxes of $9.8 million for the six months ended June 27, 2009. For the three and six months ended June 26, 2010, our provision for income taxes was less than the federal statutory tax rate due, primarily, to foreign income taxed at lower rates. Our benefit for income taxes for the three months ended June 27, 2009 was less than the federal statutory tax rate due, primarily, to portions of foreign losses that were in jurisdictions that resulted in no tax benefit. Our provision for income taxes for the six months ended June 27, 2009, includes a $19.4 million charge as a result of the California Budget Act of 2008 which was signed into law in February 2009. This law revised certain provisions of the California State Tax Code, including the option to elect an alternative method to apportion taxable income to California for years beginning on or after January 1, 2011. As a result, our income subject to tax in California was anticipated to be lower than under prior tax law beginning in 2011 and, therefore, the realization of our California deferred tax assets is no longer more likely than not.

Note 14. Shareholders’ Equity

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Net income (loss)	$63,308	$(50,008)	$104,564	$(116,400)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,200)	829	(1,910)	518
Unrealized gain (loss) on investments	(113)	4,831	(404)	5,639
Change in derivative instruments	(154)	(22)	33	436
Unrealized gain on minimum pension liability adjustment	0	0	0	87

Comprehensive income (loss)	$61,841	$(44,370)	$102,283	$(109,720)

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	June 26, 2010	December 31, 2009
	(In thousands)
Foreign currency translation adjustments	$2,262	$4,173
Unrealized loss on investments – temporary	(7,274)	(6,870)
Unrealized loss on cash flow hedges	(94)	(127)
Unrealized loss on pension liability	(1,845)	(1,845)

Accumulated other comprehensive loss	$(6,951)	$(4,669)

Common Stock Repurchases

Our Board of Directors has authorized repurchases of our outstanding common stock. As of June 26, 2010, we had $681.1 million available for stock repurchases under these authorizations. During the three and six months ended June 26, 2010, 4.4 million shares and 5.1 million shares were repurchased under this plan for $107.2 million and $122.5 million, respectively, at a weighted average price of $24.57 and $24.15, respectively. No shares were repurchased during the three and six months ended June 27, 2009.

For the majority of restricted stock awards pursuant to our stock incentive plans that vest, the number of shares issued is net of shares withheld to pay the minimum statutory withholding for income taxes on behalf of the grantee. Although shares withheld are not issued, they are treated as common stock repurchases, effectively reducing the number of shares that would otherwise have been issued upon vesting. Shares withheld upon vesting for income tax withholding are not included as common stock repurchases under our authorized plan. During the three months ended June 26, 2010 and June 27, 2009, the value of shares withheld to satisfy the minimum statutory withholding requirement related to the grantees’ tax obligations was $0.4 million, and $1.8 million, respectively, and for the six months ended was $0.5 million and $1.9 million, respectively.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15. Stock-Based Compensation

The following table summarizes the stock-based compensation expense related to stock options, restricted stock, and our employee stock purchase plan (ESPP) in operating income:

	Three Months Ended		Six Months Ended
	June 26, 2010(1)	June 27, 2009(2)	June 26, 2010(1)	June 27, 2009(2)
	(In thousands)
Cost of sales	$933	$647	$1,394	$1,507
Selling, general, and administrative	5,062	5,701	9,736	10,206
Research and development	2,555	2,155	5,121	4,467

Total stock-based compensation expense	$8,550	$8,503	$16,251	$16,180

(1)	Amounts include amortization expense related to stock options of $3.1 million and $6.5 million and restricted stock awards of $5.5 million and $10.2 million for the three and six months ended June 26, 2010, respectively. The related income tax benefit recognized in the Condensed Consolidated Statements of Operations was $2.3 million and $4.3 million for the three and six months ended June 26, 2010, respectively.
(2)	Amounts include amortization expense related to stock options of $3.7 million and $7.2 million, ESPP of $0.2 million and $0.9 million, and restricted stock awards of $4.6 million and $8.1 million for the three and six months ended June 27, 2009, respectively. The related income tax benefit recognized in the Condensed Consolidated Statements of Operations was $2.2 million and $3.9 million for the three and six months ended June 27, 2009, respectively.

Stock Options

The exercise price of each stock option equals the market price of our common stock on the date of grant. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. The fair values of stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Risk-free interest rate	1.7%	1.9%	1.7%	1.7%
Volatility	48%	56%	48%	57%
Expected term	3.5 years	4.0 years	3.5 years	4.0 years
Dividends	None	None	None	None

Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the option.

A summary of stock option activity for the six months ended June 26, 2010 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, beginning of period	18,033	$30.35
Grants	36	25.86
Exercises	(328)	18.88
Forfeitures or expirations	(1,287)	34.84

Outstanding, end of period	16,454	$30.22	4.50	$29,087

Expected to vest, end of period	2,929	$21.18	8.38	$18,909
Vested and exercisable, end of period	13,013	$32.65	3.46	$6,617

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 5.2 million shares that had exercise prices lower than the market price of our common stock as of June 26, 2010. The aggregate intrinsic value of options exercised, determined as of the date of exercise, was $1.6 million and $2.4 million for each of the three and six months ended June 26, 2010, respectively, and $0.1 million for each of the three and six months ended June 27, 2009, respectively. The total cash received from employees as a result of stock option exercises was $5.0 million and $6.2 million for the three and six months ended June 26, 2010, respectively, and $0.5 million for each of the three and six months ended June 27, 2009, respectively. The weighted-average grant date fair value of options granted was $9.99 and $9.44 for the three and six months ended June 26, 2010, respectively, and $7.58 and $7.21 for the three and six months ended June 27, 2009, respectively. In connection with the disqualifying dispositions of incentive stock options and exercises of nonqualified stock options, we realized tax benefits of $0.5 million and $0.7 million for each of the three and six months ended June 26, 2010, respectively, and tax benefits of $0.1 million for each of the three and six months ended June 27, 2009. We settle employee stock option exercises with newly issued common shares.

As of June 26, 2010 there was $23.4 million of unrecognized compensation cost related to unvested stock options, with a weighted average remaining amortization period of 2.4 years.

Restricted Stock Awards

Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Restricted stock awards generally vest over three, four, or five-year periods, excluding certain awards that vest upon the achievement of specific performance targets. A summary of restricted stock award activity for the six months ended June 26, 2010 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards, beginning of period	3,557	$22.19
Granted	372	23.73
Vested	(94)	22.89
Forfeited	(569)	28.71

Unvested restricted stock awards, end of period	3,266	$21.15

Unvested restricted stock awards at June 26, 2010 and December 31, 2009 include 3.1 million and 2.9 million restricted stock units, respectively.

As of June 26, 2010, there were a total of 0.1 million shares of restricted stock and 0.6 million restricted stock units subject to performance conditions that will result in forfeiture if the conditions are not realized. The restricted stock units have performance conditions that could result in the vesting of up to an additional 1.9 million restricted stock units. The majority of performance conditions are based on our revenue growth and our revenue growth relative to our peers.

The total fair value of restricted stock awards that vested was $1.9 million and $2.2 million for the three and six months ended June 26, 2010, respectively, and $5.6 million and $5.9 million for the three and six months ended June 27, 2009, respectively. In connection with the vesting of these awards, we realized tax benefits of $0.6 million for each of the three and six months ended June 26, 2010, and $1.7 million and $1.8 million for the three and six months ended June 27, 2009, respectively. As of June 26, 2010 there was $61.1 million of gross unrecognized compensation cost related to restricted stock awards with a weighted average remaining amortization period of 2.8 years.

Employee Stock Purchase Plan

Our ESPP was suspended indefinitely effective May 1, 2009 by action of our Board of Directors. Our ESPP allowed qualified employees to purchase shares of common stock at 85 percent of the fair market value on specified dates. Shares issued under our ESPP were valued using the Black-Scholes model with the following weighted-average assumptions:

Three and Six Months Ended
June 27, 2009
Risk-free interest rate	1.1%
Volatility	49%
Expected term	6 months
Dividends	None

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average grant date fair value of shares for each of the three and six months ended June 27, 2009 was $4.53. We realized an insignificant amount of tax benefits attributed to disqualifying dispositions of ESPP shares for each of the three and six months ended June 26, 2010, and $0.2 million for each of the three and six months ended June 27, 2009.

Note 16. Litigation

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

Linear has filed two motions seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and a new trial. The Superior Court has denied both of these motions, and Linear has filed an appeal. Although we cannot at this time predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

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

Note 17. Operating Segments

Our operations are organized into two segments, the Semiconductor Group and the Industrial Applications Group. Our Semiconductor Group develops, manufactures, sells, and supports equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Our Industrial Applications Group is a supplier of lapping, grinding, polishing, and deburring equipment for fine-surface optimization. The accounting policies of these segments are the same as those described in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Segment information for the periods presented is as follows:

	Three Months Ended June 26, 2010			Six Months Ended June 26, 2010
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Sales to unaffiliated customers	$306,762	$14,607	$321,369	$570,437	$27,161	$597,598
Operating income (loss)	$74,432	$(1,527)	$72,905	$127,354	$(5,426)	$121,928

	Three Months Ended June 27, 2009			Six Months Ended June 27, 2009
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Sales to unaffiliated customers	$103,987	$15,221	$119,208	$180,565	$37,556	$218,121
Operating income (loss)	$(47,221)	$(10,163)	$(57,384)	$(95,712)	$(15,051)	$(110,763)

	June 26, 2010			December 31, 2009
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Total assets	$1,521,263	$79,007	$1,600,270	$1,475,755	$83,223	$1,558,978

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18. Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the lease agreement, we incurred expenses of $0.3 million and $0.6 million for the three and six months ended June 26, 2010, respectively, and $0.2 million and $0.4 million for the three and six months ended June 27, 2009, respectively.

We employ, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amount recognized for these immediate family members was $0.2 million for the three and for the six months ended June 26, 2010, and $0.2 million and $0.3 million for the three and six months ended June 27, 2009, respectively.

We have outstanding loans to non-executive vice presidents and other key personnel. As of June 26, 2010 and December 31, 2009, the total outstanding balance of such loans was $0.5 million and $0.6 million, respectively. As of June 26, 2010, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to these types of loans has not historically been significant. We do not have loans to any “executive officers”, as defined by the SEC.

An immediate family member of one of our executive officers is a partner at a law firm that provides various services for the company. We incurred total expenses of $0.6 million for services performed by the law firm for the three months ended June 26, 2010.

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

•	our anticipation to reclassify the accumulated loss recorded as of June 26, 2010 for cash flow hedges from OCI to net sales within twelve months;

•	our expectation that the adoption of certain accounting pronouncements will not have a significant impact on our Condensed Consolidated Financial Statements;

•	our anticipation that the majority of our taxable income will be generated in tax jurisdictions with lower tax rates;

•

our estimation of amortization expense for currently recognized identifiable intangible assets for the remaining two quarters of 2010 and for the years ending December 31, 2011, 2012, 2013, 2014, and 2015 respectively;

•	our expectation that future obligations in connection with vacated facilities will be paid in cash through 2017;

•

our expectation that the ultimate disposition of the Linear litigation and other litigation matters that have arisen, or may arise in the future, in the normal course of business will not have a material adverse effect on our business, financial condition or operating results;

•

our anticipation that in years 2011 and beyond our income subject to tax in California will be lower, our expectation that our deferred tax assets are less likely to be realized due to the recent California tax law change, our plan to continue to assess our tax valuation allowance on our California deferred tax assets in future periods;

•	our estimation of unrecognized compensation cost related to unvested stock options and restricted stock awards to be recognized in the two remaining quarters of 2010, 2011, 2012, and 2013;

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

•

our intention to continue to work closely with our customers and make substantial investments in research and development in order to deliver innovative products which enhance productivity for our customers to utilize the latest technology;

•	our belief that we are in the midst of a sustained cycle of increased demand for semiconductor products;

•	statements regarding :(i) corporate refresh cycles; (ii) government spending on IT, and (iii) increased spending by Chinese and Indian consumers on semiconductor products;

•	our belief that revenue growth will drive continued investment in capital equipment in coming quarters;

•	our expectation of increases to net sales in the third quarter of 2010;

•	our expectation that net orders will fluctuate due to the cyclicality of the semiconductor industry;

•	our plan for continued focus on operational execution and paring down our cost structure to improve operating results;

•	our plan to continue managing both our variable and fixed cost structure to capture operating leverage and continue to maximize our cash flow from operations.

•	our belief that our financial resources will be sufficient to meet our needs through the next twelve months;

•

our belief that our customer base is becoming increasingly more concentrated and that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future;

•	our expectation that we will continue to experience significant fluctuations in our quarterly operating results;

•

our belief that future impairment charges related to goodwill or long-lived assets may be required if our future operating results do not meet current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units; and

•

our belief that it is reasonably possible that IAG could fail in the first step of a future annual impairment test, which could result in additional impairment charges and negatively impact our results of operations.

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

•	our inability to predict the ultimate outcome of the Linear litigation and other current litigation on our business, financial conditions or operating results;

•	our inability to accurately predict the impact on our Consolidated Financial Statements of new accounting pronouncements;

•	our inability to accurately assess the period in which we will recognize unrecognized compensation related to unvested stock options and restricted stock awards;

•	inaccuracies related to the timing and satisfaction of remaining obligations related to vacated leases;

•	unexpected shipment delays which adversely impact shipment volumes;

•	our inability to meet certain performance conditions that may result in forfeiture of certain restricted stock awards;

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

Overview of Our Business and Industry

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus, we primarily develop, manufacture, sell, and support equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Customers for these products manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties. The segment of our business serving this area is the Semiconductor Group. Novellus also develops, manufactures, sells and supports grinding, lapping and polishing equipment for fine-surface optimization and serves a broad spectrum of industrial applications. We refer to this segment of our business as our Industrial Applications Group, or IAG.

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

In the Industrial Applications Group our business depends on capital expenditures made by manufacturers in sectors such as automotive, aircraft and electronic products, parts and components. At the broadest level, the demand for machine tools is highly sensitive to macroeconomic conditions as our customer base includes some of the most cyclically sensitive industries in the economy. Such variables as the outlook for overall economic growth, fixed investment, and durable goods shipments directly affect the growth of our business. Our industrial business also depends on niche applications. For example, our operations have been increasingly impacted by the prime wafer industry which, similar to the semiconductor segment, is characterized by intense competition and rapidly changing technology.

As a supplier to the global semiconductor and semiconductor-related industries, we are subject to business cycles and trends which are difficult to predict. Our customers operate principally in the semiconductor memory and logic markets and purchase our tools to manufacture chips that are used throughout the electronics industry, including the personal computer, mobile phone, consumer electronics, and portable media player markets.

The global macroeconomic downturn that began in 2008 adversely impacted semiconductor demand which led to significant reductions in capital spending by semiconductor manufacturers in the second half of 2008 and the first half of 2009. Semiconductor demand began to recover in the second half of 2009 and we believe that we are in the midst of a sustained cycle of increased demand for semiconductor products, driven in part by i) corporate refresh cycles for both PCs and Server Infrastructure as well as a retooling of the wireless and internet infrastructure, ii) government spending on IT related to cyber security and the digitization of medical records, and iii) increased spending by Chinese and Indian consumers on semiconductor-related products. These factors have led to four quarters of seqential double-digit increases in capital equipment sales. We believe that semiconductor revenue growth should drive continued investment in capital equipment in the coming quarters. However, in the past, increases in demand for semiconductor capital equipment have been irregular for periods that followed economic recessions.

Over the past two years, we have reduced our cost structure and ongoing operating expenses. While shipments have increased in recent quarters, we plan to continue managing both our variable and fixed cost structure to capture operating leverage and continue to maximize cash flow from operations.

We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income and net income per share are the primary measures we use to monitor performance. We also use certain non-GAAP measures, such as shipments and net orders, to assess business trends and performance. We discuss shipments and net orders because we believe these metrics assist investors to assess certain business trends in the same way that these trends are analyzed by management. Shipments consist of products shipped to customers, without regard to net sales adjustments such as deferrals associated with customer acceptance. Net orders, which in our industry are also referred to as bookings, consist of current period orders less current period cancellations and other adjustments. Shipments and net orders are used to forecast and plan future operations. We do not report orders for systems with delivery dates more than 12 months from the latest balance sheet date.

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2010		2009
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$321,369	$276,229	$244,194	$176,879	$119,208	$98,913
Gross profit	$156,938	$133,967	$113,638	$70,708	$31,006	$25,738
Net income (loss)	$63,308	$41,256	$35,191	$(4,026)	$(50,008)	$(66,392)
Net income (loss) per share – Diluted	$0.66	$0.43	$0.36	$(0.04)	$(0.52)	$(0.69)
Shipments	$332,083	$282,816	$244,485	$165,446	$119,982	$92,130
Change in shipments from prior quarter	17%	16%	48%	38%	30%	(48%)
Net orders	$384,856	$321,363	$257,610	$171,548	$111,187	$77,795
Change in net orders from prior quarter	20%	25%	50%	54%	43%	(6%)

We expect that net orders will continue to fluctuate due to the cyclical nature of our business. The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders typically result in revenue either at shipment and transfer of title or upon customer acceptance of the equipment. Our revenue recognition policy, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, addresses the distinction between the revenue recognized upon shipment and transfer of title and the revenue recognized upon customer acceptance. Equipment generally ships within two to six months of receiving the related order, and if applicable, customer acceptance is typically received one to six months after shipment. These time lines are general estimates and actual times may vary depending on a range of circumstances.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of inventory, valuation of goodwill and other intangible assets, valuation of deferred tax assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, measurement of stock-based compensation expense, valuation of investments, adequacy of the allowance for doubtful accounts and adequacy of loss contingencies, including those related to legal matters. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our critical accounting policies or estimates since those reported in our Annual Report. See Note 2 to our Condensed Consolidated Financial Statements for a discussion of the impact of new authoritative guidance.

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
	June 26, 2010	March 27, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Semiconductor Group	$306,762	$263,675	$103,987	$570,437	$180,565
Industrial Applications Group	14,607	12,554	15,221	27,161	37,556

Net sales	$321,369	$276,229	$119,208	$597,598	$218,121

Semiconductor Group net sales for the second quarter of 2010 increased by 16% and 195% compared to the first quarter of 2010 and the second quarter of 2009, respectively. Semiconductor Group net sales increased 216% in the first half of 2010 as compared with the same period in the prior year. Net sales within the Semiconductor Group continue to show strong growth and recovery from the lows experienced in 2009.

Industrial Applications Group net sales decreased 28% for the first half of 2010 compared with the same period in the prior year. However, IAG net sales for the second quarter of 2010 increased 16.4% compared with the first quarter of 2010. Demand for our industrial products is beginning to improve after significant declines during the latter half of 2009.

Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Three Months Ended			Six Months Ended
	June 26, 2010	March 27, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Asia	68%	68%	54%	68%	44%
North America	24%	26%	32%	25%	39%
Europe	8%	6%	14%	7%	17%

Gross Profit

	Three Months Ended			Six Months Ended
	June 26, 2010	March 27, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Gross profit	$156,938	$133,967	$31,006	$290,905	$56,744
Gross margin	49%	48%	26%	49%	26%

The gross margin of 49% for the second quarter and first half of 2010 is consistent with the first quarter of 2010. The increase in the gross margin by 23 percentage points for the second quarter and the first half of 2010 from the same periods in the prior year is primarily due to improved absorption of manufacturing costs as our factory utilization rate increased on higher shipment volumes.The results of the second quarter and first half of 2009 included $7.6 million and $7.8 million, respectively, in charges primarily related to reductions in work force and the scaling back of our CMP operations.

Selling, General, and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 26, 2010	March 27, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
SG&A expense	$43,032	$45,051	$46,128	$88,083	$88,917
% of net sales	13%	16%	39%	15%	41%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales, and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

SG&A expense for the first half of 2010 is consistent with the first half of 2009. Second quarter 2010 SG&A expense decreased 5% and 7% from the first quarter of 2010 and the second quarter of 2009, respectively. The decrease from first quarter 2010 is due to a decrease of $3.4 million in legal expense primarily related to the Linear litigation offset, in part, by an increase of $1.6 million in variable compensation expense. The decrease from second quarter 2009 is due to continued focus on expense controls in 2010 offset in part by higher variable compensation expense.

Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 26, 2010	March 27, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
R&D expense	$40,790	$39,687	$39,341	$80,477	$75,356
% of net sales	13%	14%	33%	13%	35%

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

R&D expense increased 3% and 4% from the first quarter of 2010 and the second quarter of 2009, respectively. R&D expense increased 7% in the first half of 2010 compared with the same period in the prior year. These increases are primarily due to higher variable compensation costs.

Income Taxes

	Three Months Ended			Six Months Ended
	June 26, 2010	March 27, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Provision for (benefit from) income taxes	$11,792	$9,294	$(4,470)	$21,086	$9,839
% of income (loss) before income taxes	16%	18%	8%	17%	(9)%

As a result of our global business structure, in periods of profitability we expect to achieve tax rates lower than current federal rates as we benefit from a geographical mix of income at lower tax rates. Likewise, in periods of operating losses, these losses may accumulate in lower tax rate jurisdictions which would reduce our tax benefit. The income tax provision for the second quarter and first half of 2010 were computed based on our annual forecast of profit and loss by jurisdiction for fiscal year 2010.

Our effective tax rate for the second quarter of 2010 was 16%; down slightly from our first quarter 2010 effective rate of 18% as we anticipate that the majority of our 2010 taxable income will be generated in tax jurisdictions with lower tax rates than the federal statutory rate. Our tax rate for the year ending December 31, 2010 is anticipated to be between 15% and 20%, given our current expected net sales volume and profit mix by jurisdiction. This compares to a provision of (9)% for the six months ended June 27, 2009 due to a $19.4 million discrete charge in the first half of 2009 as a result of the California Budget Act of 2008 signed into law on February 20, 2009. This law revised certain provisions of the California State Tax Code, including the option to elect an alternative method to apportion taxable income to California for tax years beginning on or after January 1, 2011. In years 2011 and beyond, we anticipate our income subject to tax in California to be lower than under prior tax law. As a result, the realization of our California deferred tax assets is no longer more likely than not.

Liquidity and Capital Resources

Cash, Cash Equivalents, and Short-Term Investments

	June 26, 2010	December 31, 2009
	(In thousands)
Cash and cash equivalents	$164,679	$142,047
Short-term investments	390,283	359,323

Total cash, cash equivalents, and short-term investments	$554,962	$501,370

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities, and borrowings. Our primary source of liquidity as of June 26, 2010 consisted of $555.0 million of cash, cash equivalents, and short-term investments, an increase of $53.6 million from December 31, 2009.

Restricted Cash, Cash Equivalents and Long-Term Investments

	June 26, 2010	December 31, 2009
	(In thousands)
Restricted cash and cash equivalents	$113,793	$133,105
Long-term investments	73,956	78,763

Total restricted cash, cash equivalents, and long-term investments	$187,749	$211,868

We held $187.7 million in restricted cash and long-term investments as of June 26, 2010, a decrease of $24.1 million from $211.9 million as of December 31, 2009. The restricted cash and cash equivalents are primarily money market funds and Euro-denominated time-based deposits held to secure our debt obligations.

Long-term investments consist of tax-exempt auction-rate securities, whose underlying assets are either student loans, substantially backed by the federal government, or closed-end municipal bond funds. In February 2008, these auction-rate securities became illiquid because their scheduled auctions failed to settle. An auction failure occurs when the parties wishing to sell securities at auction cannot. These investments are classified as long-term in our Condensed Consolidated Balance Sheet as we may have limited or no opportunities to liquidate these investments and fully recover their par value in the near term. During the six months ended June 26, 2010, we redeemed $5.5 million of auction rate securities at par value. We have recorded a cumulative temporary unrealized loss of $10.0 million within OCI related to these investments in our Condensed Consolidated Financial Statements as of June 26, 2010. See Note 4 to our Condensed Consolidated Financial Statements.

Cash Flow Summary

	Six Months Ended
	June 26, 2010	June 27, 2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$166,253	$18,455
Investing activities	(26,719)	(16,186)
Financing activities	(114,169)	3,162
Effects of exchange rate changes on cash and cash equivalents	(2,733)	935

Net increase in cash and cash equivalents	$22,632	$6,366

Operating

Net cash provided by operating activities during the six months ended June 26, 2010 was $166.3 million. The primary source of cash from operating activities was net income of $104.6 million, adjusted to exclude the effect of non-cash charges of $40.6 million and the favorable change in working capital levels of $21.0 million.

Net cash provided by operating activities during the six months ended June 27, 2009 was $18.5 million. Our net loss of $116.4 million was offset by $54.3 million in non-cash charges and $80.6 million in favorable working capital changes.

Investing

Net cash used in investing activities during the six months ended June 26, 2010 was $26.7 million. This amount consisted of net purchases of investments of $29.7 million and capital expenditures of $6.7 million offset by a decrease in restricted cash and cash equivalents of $9.6 million.

Net cash used in investing activities during the six months ended June 27, 2009 was $16.2 million. This amount consisted of an increase in restricted cash and cash equivalents of $18.1 million, capital expenditures of $7.4 million, and an intangible asset purchase of $2.0 million. These increases were offset by net proceeds from investments of $10.0 million and proceeds from the sale of property and equipment of $1.3 million.

Financing

Net cash used in financing activities during the six months ended June 26, 2010 was $114.2 million primarily as a result of stock repurchases of $123.0 million offset by net proceeds from debt obligations and short-term lines of credit of $2.2 million and proceeds from employee stock compensation plans of $6.2 million.

Net cash provided by financing activities during the six months ended June 27, 2009 was $3.2 million primarily as a result of proceeds from employee stock compensation plans of $4.3 million offset by common stock repurchases of $1.9 million. We also refinanced our debt obligation of $110.6 million during the second quarter of 2009.

Credit Arrangements

We have short-term credit facilities with various financial institutions totaling $46.5 million. These credit facilities bear interest at various rates and expire on various dates through January, 2011. As of June 26, 2010, we had $1.7 million of current debt obligations outstanding, $4.9 million was pledged against outstanding letters of credit, and the remaining $39.9 million was unutilized. As of June 26, 2010, we had $0.5 million of capital lease obligations, of which, $0.1 million is included in current debt obligations outstanding.

On June 17, 2009, we entered into a three-year Credit Agreement, which was amended on September 23, 2009 (the Agreement), with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate plus 75 basis points. The outstanding balance is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank, which was due and payable on June 25, 2009. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in 2004 and for general corporate purposes. As of June 26, 2010 and December 31, 2009, we had amounts outstanding under the Agreement of 79.5 million Euros, or $97.9 million and $114.1 million, respectively, at an effective interest rate of 1.2%. This Agreement is secured by deposits in money market funds at a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which are subject to various exceptions and qualifications. We were in compliance with these covenants as of June 26, 2010.

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

Conclusions

Based upon the controls evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls are effective to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information relating to the Company is made known to management, including the Chief Executive Officer and the Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls for financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with U.S. GAAP.

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

Linear has filed two motions seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and a new trial. The Superior Court has denied both of these motions, and Linear has filed an appeal. Although we cannot at this time predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, and those disclosed in our previously filed Quarterly Reports on Form 10-Q.

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

We have experienced an increase in net orders during the last five sequential quarters following declines in net orders during each of the five preceding quarters. Despite these recent increases, we could again experience decreases in net orders in the future, and if so, our net sales and operating results could be adversely affected. Over the past two years, we have implemented reductions in workforce, consolidation of our manufacturing operations, and other cost reduction actions to align our business with then current industry and economic conditions. Future restructurings or other cost reduction actions may be required, which may have an adverse impact on our results of operations and our ability to capitalize on opportunities in a market recovery.

Weakness in the global economy or tightening of the credit markets may adversely affect our results of operations and our liquidity.

The tightening of the credit markets, turmoil in the financial markets and weakening in the global economy contributed to the downturn we experienced in 2008 and 2009. Because our business is ultimately driven by the global demand for electronic devices, the economic slowdown caused our customers to delay or discontinue spending on our products. The tightening of the credit markets and concerns regarding the availability of credit that accompanied that downturn also made it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Furthermore, our customers faced liquidity issues, which resulted in cancellations of equipment orders and increased payment delays or defaults. Reduced demand for our products and the general unavailability of financing adversely impacted our operating results. While our operating results have improved along with the improvement in the economy, there can be no assurance that the economy and our operating results will continue to improve, that the economy will not experience another significant downturn, or that our operating results will not decrease. In such an event, our operating results, financial condition and business could be adversely affected.

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

A decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, auction rate securities, money market funds and other types of debt securities. A decline in the capital and financial markets could adversely impact their market values and liquidity. As of June 26, 2010, we held $74.0 million of auction-rate securities, net of $10.0 million in temporary impairment. Our auction rate securities are tax-exempt with underlying assets that are either student loans, substantially backed by the federal government, or closed-end municipal bond funds. Due to auction failures, we will not have access to these funds until (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature and are repaid. Currently, there are no active secondary markets for these securities. If current market conditions do not improve, additional temporary and other-than-temporary impairment charges could occur in future periods which would reduce the value of our investments and could negatively impact our results of operations.

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

We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results, which may adversely affect our stock price. Our future quarterly operating results and stock price may not align with past trends. The factors that have caused and could continue to cause fluctuations in our operating results include, but are not limited to:

•	economic conditions in the electronics and semiconductor industry generally, and the semiconductor equipment industry specifically;

•	the financial condition of our customers and their ability to purchase our products;

•	timing and cancellation of customer orders and shipments, including deferrals of orders of our existing products due to new product announcements by us or our competitors;

•	failure to receive anticipated orders in time to permit shipment during the quarter;

•	our practice of building systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	competitive pricing pressures;

•	intellectual property disputes;

•	the effect of revenue recognized upon acceptance with little or no associated costs;

•	unpredictability of demand for and variability of the mix of our products in our forecast, which can cause unexpected positive or negative inventory adjustments in a particular period;

•	variability in manufacturing yields;

•	fluctuations in warranty costs;

•	foreign currency exchange rate fluctuations;

•	emergence of new industry standards; and

•	ability to fund capital requirements.

In addition, the market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	the depth and liquidity of the market for our common stock which can impact, among other things, the volatility of our stock price;

•	investor perception of us and the industry in which we operate;

•	the level of research coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

Our customer base, especially in the semiconductor industry, has historically been highly concentrated. Sales have historically come from a limited number of customers, and we expect that sales to a small number of customers will continue to account for a high percentage of our net sales in the foreseeable future. Although the composition of the group comprising our largest customers varies from year to year, the loss of a significant customer or any reduction in orders from a significant customer could materially and adversely affect our business, financial condition or results of operations, as we may not be able to replace the business from that customer. Because products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant non-recoverable costs.

Changes in tax rates, tax assets or liabilities have negatively impacted our results and may continue to negatively impact our future results.

We are subject to taxation in the United States and other countries. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws. We compute the effective tax rate using forecasts of jurisdictional profits and losses. Changes in the jurisdictional mix of profits and losses may cause fluctuations in the effective tax rate.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We recorded an impairment charge in 2008 to reduce the carrying value of goodwill within our Industrial Applications Group, or IAG reporting unit. There were no impairment charges taken in 2009. While the estimated fair value for this reporting unit exceeded its book value in our annual impairment test for 2009, our impairment analysis for IAG is sensitive to small changes to estimates and assumptions in our valuation model. Given the relatively low fair value of this reporting unit, we believe it is reasonably possible that IAG could fail the first step in a future annual impairment test, which could result in additional impairment charges and negatively impact our results of operations.

Continued negative industry or economic trends, including the lack of recovery in the market price of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in the Semiconductor Group or IAG could lead to additional impairment charges of our long-lived assets, including goodwill and other intangible assets. If in any period our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets, this could also indicate a potential impairment and we may be required to record an impairment charge in that period, which would adversely affect our results of operations.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis indicates potential impairment to goodwill for the Semiconductor Group or IAG, we may be required to record additional charges to earnings in our financial statements, which could negatively impact our results of operations.

Rapid technological change in the semiconductor industry requires substantial research and development expenditures and responsiveness to customer needs.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position and our products or technologies may become uncompetitive or obsolete. We devote a significant portion of our personnel and financial resources to R&D programs and we seek to maintain close relationships with our customers in order to remain responsive to their product and manufacturing process needs. Our success depends in part on our ability to accurately predict evolving industry standards, develop innovative solutions and improve existing technologies, win market acceptance of our new and advanced technologies and, manufacture our products in a timely and cost-effective manner. Our products and processes must address changing customer needs in a range of materials, including copper and aluminum, at ever-smaller line widths and feature sizes, while maintaining our focus on manufacturing efficiency and product reliability. If we do not continue to gain market acceptance for our new technologies and products, develop and introduce improvements in a timely manner in response to changing market conditions and customer requirements, or remain focused on R&D efforts that will translate into greater revenues, our business could be adversely impacted.

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

Our success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selection; hiring, retaining and motivating highly qualified design and engineering personnel; timely and efficient completion of product design and development; implementation of manufacturing and assembly processes; achieving specified product performance in the field; and effective sales and marketing. There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products, or in enhancing our existing products. There can be no assurance that revenue from future products or product enhancements will be sufficient to recover our investments in R&D. To ensure the functionality and reliability of our future product introductions or product improvements, we incur substantial R&D costs early in development cycles before we can confirm the technical feasibility or commercial viability of a product or product improvement. Reliability or quality problems, reduced orders, or higher manufacturing costs in new products may result in delays in collecting accounts receivable, and additional service costs and warranty expenses may rise, affecting our gross margins. Any of these events could materially and adversely affect our business, financial condition or results of operations.

The competitive and capital-intensive nature of the semiconductor industry increases the difficulty of maintaining gross margin and maintaining and capturing market share.

We face substantial competition in the industry, from both potential new market entrants and established competitors. Competitors may have greater financial, marketing, technical or other resources, and greater ability to respond to pricing pressures. They may also have broader product lines, the ability to reduce price through product bundling, greater experience with high-volume manufacturing, greater customer service capabilities, or larger and more established sales organizations and customer bases. To maintain or capture a position in the market, we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our R&D, product, and warranty costs. Semiconductor manufacturers incur substantial costs to install and integrate capital equipment into their production lines. This increases the likelihood of continuing relationships with chosen equipment vendors, including our competitors, and the difficulty of penetrating new customer accounts. In addition, sales of our systems depend in significant part upon a prospective customer’s decision to increase or expand manufacturing capacity which typically involves a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy sales cycle, during which we may expend substantial funds and management effort. Heightened competition may also force price reductions that could adversely affect our results of operations.

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

Our success and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts, components, and subassemblies from our suppliers to manufacture and support our products. Although we make reasonable efforts to ensure that such parts, components and subassemblies, are available from multiple suppliers, in certain cases they may be obtained only from a single source or from limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us or from a small group of companies in the semiconductor industry. As a result, our supply channels may be vulnerable to disruption. Any such disruption to or termination of our supplier relationships may result in a prolonged inability to secure adequate supplies at reasonable prices or of acceptable quality, and may adversely affect our ability to bring new products to market and deliver them to customers in a timely manner. As a result, any disruption or termination of our supplier relationships may damage our customer relationships and our results of operations may be adversely affected.

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

Additionally, we may be subject to environmental and other regulations in certain states and countries where we produce or sell our products. We also face increasing complexity in our product design and procurement operations as we adjust to new and prospective requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union, or EU. The EU also makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU. These and other future environmental regulations could require us to reengineer certain of our existing products.

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

Following is a summary of our stock repurchases pursuant to our publicly announced plans for the quarter ended June 26, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
March 28, 2010 through May 1, 2010	0	0	0	$788.4 million
May 2, 2010 through May 29, 2010	3,494,158	$24.53	3,494,158	$702.6 million
May 30, 2010 through June 26, 2010	868,742	$24.74	868,742	$681.1 million

Total	4,362,900	$24.57	4,362,900	$681.1 million

In addition to shares repurchased above, we withheld 14,755 shares through net share settlements for the three months ended June 26, 2010 upon the vesting of restricted stock awards under our equity incentive plans. For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

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

ITEM 6:	EXHIBITS

(a) Exhibits

10.29*	Letter Agreement (as modified) between Novellus Systems, Inc. and Jeffrey Benzing, dated May 21, 2010.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 4, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 4, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 4, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 4, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ John D. Hertz
John D. Hertz
Vice President and Chief Financial Officer
(Principal Financial Officer)
August 4, 2010

EXHIBIT INDEX

10.29*	Letter Agreement (as modified) between Novellus Systems, Inc. and Jeffrey Benzing, dated May 21, 2010.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 4, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 4, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 4, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 4, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.