Form 10-Q
period 2010-09-25
NOVELLUS SYSTEMS INC
filed 2010-11-02
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

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

As of October 27, 2010, there were 90,187,631 shares of the Registrant’s common stock, no par value, issued and outstanding.

NOVELLUS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 25, 2010

		Page
Part I: Financial Information
Item 1:	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 25, 2010 and September 26, 2009	3
	Condensed Consolidated Balance Sheets as of September 25, 2010 and December 31, 2009	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 25, 2010 and September 26, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4:	Controls and Procedures	29
Part II: Other Information
Item 1:	Legal Proceedings	30
Item 1A:	Risk Factors	30
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6:	Exhibits	39
Signatures		40
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.PRE

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands, except per share amounts)
Net sales	$367,203	$176,879	$964,801	$395,000
Cost of sales	186,774	106,171	493,468	267,548

Gross profit	180,429	70,708	471,333	127,452

Selling, general, and administrative	46,426	36,648	134,509	125,565
Research and development	44,271	37,013	124,747	112,369
Restructuring charges	240	324	657	3,558

Total operating expenses	90,937	73,985	259,913	241,492

Operating income (loss)	89,492	(3,277)	211,420	(114,040)

Interest and other income (expense), net	(132)	(124)	3,590	4,078

Income (loss) before income taxes	89,360	(3,401)	215,010	(109,962)
Provision for income taxes	13,095	625	34,181	10,464

Net income (loss)	$76,265	$(4,026)	$180,829	$(120,426)

Net income (loss) per share:
Basic	$0.83	$(0.04)	$1.93	$(1.25)

Diluted	$0.82	$(0.04)	$1.90	$(1.25)

Shares used in basic per share calculations	91,512	96,701	93,833	96,459

Shares used in diluted per share calculations	92,859	96,701	94,986	96,459

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$207,887	$142,047
Short-term investments	386,660	359,323
Accounts receivable, net	199,018	150,624
Inventories	198,566	162,213
Deferred tax assets, net	47,363	46,900
Other current assets	32,868	36,715

Total current assets	1,072,362	897,822
Property and equipment, net of accumulated depreciation of $564,476 in 2010 and $549,926 in 2009	220,231	239,111
Non-current restricted cash and cash equivalents	119,697	133,105
Long-term investments	71,571	78,763
Goodwill	125,223	126,438
Other non-current assets	79,160	83,739

Total assets	$1,688,244	$1,558,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$76,269	$72,656
Accrued payroll and related expenses	56,323	21,566
Accrued warranty	25,321	17,014
Other current liabilities	58,450	49,571
Income taxes payable	20,297	1,580
Deferred profit	15,151	9,094
Current debt obligations	96	13

Total current liabilities	251,907	171,494
Long-term debt obligations	106,773	114,147
Long-term income taxes payable	50,528	48,332
Other non-current liabilities	43,981	45,228

Total liabilities	453,189	379,201

Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock	1,132,762	1,179,220
Retained earnings	107,390	5,226
Accumulated other comprehensive loss	(5,097)	(4,669)

Total shareholders’ equity	1,235,055	1,179,777

Total liabilities and shareholders’ equity	$1,688,244	$1,558,978

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 25, 2010	September 26, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$180,829	$(120,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of property and equipment, net	801	119
Depreciation and amortization	30,775	35,636
Deferred income taxes	(2,876)	(1,597)
Stock-based compensation	25,706	22,878
Excess tax benefit from stock-based compensation	(392)	(2)
Other non-cash charges, net	4,138	7,233
Changes in operating assets and liabilities:
Accounts receivable, net	(47,956)	31,344
Inventories	(34,481)	65,662
Other assets	6,673	11,063
Accounts payable and accrued liabilities	3,466	906
Accrued payroll and related expenses	37,383	(8,237)
Accrued warranty	10,077	(13,053)
Income taxes payable	20,728	8,762
Deferred profit	6,265	(8,607)
Other liabilities	6,875	(6,646)

Net cash provided by operating activities	248,011	25,035

Cash flows from investing activities:
Proceeds from sales of investments	119,359	192,174
Proceeds from maturities of investments	143,384	15,351
Purchases of investments	(287,894)	(216,135)
Capital expenditures	(12,916)	(9,111)
Decrease (increase) in restricted cash and cash equivalents	8,652	(18,577)
Purchase of intangible assets	0	(2,000)
Proceeds from the sale of property and equipment	0	1,267

Net cash used in investing activities	(29,415)	(37,031)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	7,641	4,394
Proceeds from debt obligations	556	110,632
Repayment of debt obligations	(41)	(110,608)
Proceeds from (repayments of) lines of credit, net	(5)	419
Repurchases of common stock	(161,037)	(6,269)
Excess tax benefit from stock-based compensation	392	2

Net cash used in financing activities	(152,494)	(1,430)

Effects of exchange rate changes on cash and cash equivalents	(262)	286

Net increase (decrease) in cash and cash equivalents	65,840	(13,140)
Cash and cash equivalents at the beginning of the period	142,047	184,332

Cash and cash equivalents at the end of the period	$207,887	$171,192

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 25, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures of contingent assets and liabilities. We evaluate estimates on an ongoing basis, including those related to recognition of revenue, valuation of investments, adequacy of the allowance for doubtful accounts, valuation of inventory, valuation of deferred tax assets, valuation of goodwill and other intangible assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, contingencies and litigation, and measurement of stock-based compensation. We base estimates on historical experience and other market-based assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state assets and liabilities given facts known at the time of measurement. Actual results may differ from these estimates.

The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our subsidiaries after the elimination of intercompany account balances and transactions.

Note 2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) amended the disclosure requirements for fair value measurements with respect to recurring and nonrecurring assets and liabilities. The FASB’s authoritative guidance provides for disclosure of all significant transfers of assets and liabilities between those that are actively traded in markets (Level 1) and those that are not actively traded but have observable inputs (Level 2), and the reasons for the transfers. The authoritative guidance also provides that disclosures for assets and liabilities with significant unobservable inputs (Level 3) should separately disclose purchases, sales, issuances, and settlements. We adopted this authoritative guidance in the first quarter of 2010. See Note 4 for the disclosures required by this guidance.

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

For the three and nine months ended September 25, 2010, diluted net income per share was computed by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares represent the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. These potential common shares consist primarily of stock options, unvested service-based restricted stock awards and unvested performance-based restricted stock awards. For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are either anti-dilutive under the treasury stock method or restricted shares subject to performance conditions that have not been met. For this reason, potential common shares of 13.3 million and 14.0 million were excluded from the computation for the three and nine months ended September 25, 2010, respectively.

For the three and nine months ended September 26, 2009, diluted net loss per share excludes all potential common shares because the effect of including such shares would be anti-dilutive. Accordingly, the denominator used in computing both basic and diluted net loss per share was the same. The number of potential common shares that could dilute basic net income per share was 19.2 million and 22.0 million for the three and nine months ended September 26, 2009, respectively.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$76,265	$(4,026)	$180,829	$(120,426)

Denominator:
Basic weighted-average shares outstanding	91,512	96,701	93,833	96,459
Dilutive common equivalent shares	1,347	0	1,153	0

Diluted weighted-average shares outstanding	92,859	96,701	94,986	96,459

Net income (loss) per share – Basic	$0.83	$(0.04)	$1.93	$(1.25)
Net income (loss) per share – Diluted	$0.82	$(0.04)	$1.90	$(1.25)

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

We classify our auction-rate securities as Level 3 instruments as we use a cash-flow-based valuation model to measure the fair value of these securities. This model requires the use of significant unobservable inputs. Our valuation of these securities incorporates our assumptions about the anticipated term and yield that a market participant would require to purchase such securities in the marketplace.

During the three and nine months ended September 25, 2010 and September 26, 2009, there were no transfers of financial instruments between Level 1 and Level 2 or transfers in or out of Level 3.

Financial Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured and recorded at fair value on a recurring basis, excluding accrued interest components, consist of the following:

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 25, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Money market funds	$207,378	$0	$0	$207,378
Municipal bonds	0	297,972	0	297,972
Variable-rate demand notes	0	58,235	0	58,235
Corporate bonds	0	19,166	0	19,166
Auction-rate securities	0	0	71,571	71,571
Derivative assets (1)	0	40	0	40

Total assets	$207,378	$375,413	$71,571	$654,362

Liabilities
Derivative liabilities (1)	$0	$1,322	$0	$1,322

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Money market funds	$169,914	$0	$0	$169,914
Municipal bonds	0	313,156	0	313,156
Variable-rate demand notes	0	21,908	0	21,908
Corporate bonds	0	6,641	0	6,641
Auction-rate securities	0	0	78,763	78,763
Derivative assets(1)	0	137	0	137

Total assets	$169,914	$341,842	$78,763	$590,519

Liabilities
Derivative liabilities(1)	$0	$322	$0	$322

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

Financial instruments measured and recorded at fair value on a recurring basis, excluding accrued interest components, were presented on our Condensed Consolidated Balance Sheets as follows:

	September 25, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents	$156,451	$6,900	$0	$163,351
Short-term investments	0	368,473	0	368,473
Other current assets (1)	0	40	0	40
Non-current restricted cash and cash equivalents	50,927	0	0	50,927
Long-term investments	0	0	71,571	71,571

Total assets	$207,378	$375,413	$71,571	$654,362

Liabilities
Other current liabilities (1)	$0	$1,322	$0	$1,322

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents	$108,839	$0	$0	$108,839
Short-term investments	0	341,705	0	341,705
Other current assets(1)	0	137	0	137
Non-current restricted cash and cash equivalents	61,075	0	0	61,075
Long-term investments	0	0	78,763	78,763

Total assets	$169,914	$341,842	$78,763	$590,519

Liabilities
Other current liabilities(1)	$0	$322	$0	$322

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands)
Balance, beginning of period	$73,956	$85,615	$78,763	$91,873
Unrealized gains (losses), net
Included in other comprehensive income (loss)	(35)	646	658	4,603
Settlements	(2,350)	(6,785)	(7,850)	(17,000)

Balance, end of period	$71,571	$79,476	$71,571	$79,476

All Level 3 financial instruments are auction-rate securities. Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal bond funds. Our auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature. Currently, there are no active secondary markets. As of September 25, 2010 we have recorded a cumulative temporary impairment loss of $10.1 million within Other Comprehensive Income (OCI) based upon our assessment of the fair value of these securities. We believe that this impairment is temporary as we do not intend to sell these securities. We do not believe that we will be required to sell these securities before recovery of their amortized cost; and based on our credit quality assessment, we expect to recover the amortized cost of these securities.

Fair Value of Other Financial Instruments

The carrying and estimated fair values of our other financial instruments are as follows:

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 25, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Assets
Cash	$44,536	$44,536	$33,208	$33,208
Accrued interest receivable	4,163	4,163	3,698	3,698
Other investments	14,024	14,024	13,920	13,920
Non-current restricted cash	68,770	68,770	72,032	72,032

Total assets	$131,493	$131,493	$122,858	$122,858

Liabilities
Current debt obligations	$96	$96	$13	$13
Long-term debt obligations	106,773	107,309	114,147	114,599

Total liabilities	$106,869	$107,405	$114,160	$114,612

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

See additional disclosures regarding our investments below.

Note 5. Investments

All of our investments are classified as available-for-sale. The cost and estimated fair value of our investments are as follows:

	September 25, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$288,750	$2,378	$(56)	$291,072
Variable-rate demand notes	58,235	0	0	58,235
Corporate bonds	19,031	140	(5)	19,166
Auction-rate securities	81,650	0	(10,079)	71,571

Total	$447,666	$2,518	$(10,140)	$440,044

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$309,277	$3,935	$(56)	$313,156
Variable-rate demand notes	21,908	0	0	21,908
Corporate bonds	6,654	8	(21)	6,641
Auction-rate securities	89,500	0	(10,737)	78,763

Total	$427,339	$3,943	$(10,814)	$420,468

Interest receivable of $4.2 million and $3.7 million is included in our short-term investments balance as of September 25, 2010 and December 31, 2009 as well as other investments of $14.0 million and $13.9 million, respectively, which are excluded from the tables above.

The maturities of our investments as of September 25, 2010 are as follows:

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$184,118	$185,568
Due in 1 to 3 years	122,663	123,669
Due in 3 to 5 years	1,805	1,745
Due in 5 to 10 years	15,000	15,000
Due in greater than 10 years	124,080	114,062

Total	$447,666	$440,044

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

The breakdown of investments with unrealized losses as of September 25, 2010 is as follows:

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$25,286	$(56)	$0	$0	$25,286	$(56)
Corporate bonds	2,206	(5)	0	0	2,206	(5)
Auction-rate securities	0	0	71,571	(10,079)	71,571	(10,079)

Total	$27,492	$(61)	$71,571	$(10,079)	$99,063	$(10,140)

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

For the three months ended September 25, 2010 and September 26, 2009, we sold investments for proceeds of $61.4 million and $49.9 million, respectively.

See additional disclosures regarding the fair value of our investments in Note 4.

Note 6. Derivative Financial Instruments

We manage our foreign currency exchange risk through foreign currency forward exchange contracts and foreign denominated floating-rate debt to hedge against the short-term impact of currency fluctuations. We enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the impact of currency fluctuations on (a) probable system sales denominated in Japanese yen, (b) our net investment in certain foreign subsidiaries, and (c) other monetary asset and liability balances denominated in foreign currencies. We utilize a portion of our foreign denominated floating-rate debt to mitigate the economic impact of our net investment in certain foreign subsidiaries. As of September 25, 2010, 26.0 million Euros of floating-rate debt was designated as a net investment hedge. All derivatives are recorded at fair value in either other current assets or other current liabilities. We report cash flows from derivative instruments in cash flows from operating activities. We use the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The notional amounts of outstanding foreign currency hedge contracts were as follows:

	September 25, 2010		December 31, 2009
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
	(In thousands)
Japanese Yen	$12,880	$40,323	$40,217	$46,690
British Pound Sterling	4,478	4,478	4,556	4,558
Korean Won	4,181	4,179	1,279	1,279
Malaysian Ringgit	0	0	3,497	3,496
Chinese Renminbi	0	5,202	3,209	3,687
Indian Rupee	2,343	2,341	1,804	1,803
Taiwan Dollar	0	2,470	1,308	1,306
Swiss Franc	0	4,061	0	1,453
Israeli Shekel	0	0	2,285	1,978

Total	$23,882	$63,054	$58,155	$66,250

Cash Flow Hedges. We designate and document our foreign currency forward exchange contracts as cash flow hedges on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate the effectiveness of each hedge at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in OCI until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in net sales as designated at the inception of the forward contract. In the event it becomes probable that an anticipated hedged transaction will not occur within the specified time period, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated OCI to net sales in the Condensed Consolidated Statement of Operations. No such events occurred for the three and nine months ended September 25, 2010. During the three and nine months ended September 26, 2009 we reclassified $0.7 million from accumulated OCI into net sales as a result of the discontinuance of anticipated hedged transactions.

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

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows:

	September 25, 2010	December 31, 2009
	(In thousands)
Other current assets:
Derivative assets designated as hedging instruments:
Cash flow hedges	$7	$0
Net investment hedges	0	3
Derivative assets not designated as hedging instruments:
Other foreign currency hedges	33	134

Total derivative assets (1)	$40	$137

Other current liabilities:
Derivative liabilities designated as hedging instruments:
Cash flow hedges	$574	$0
Net investment hedges	9	5
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges	739	317

Total derivative liabilities (1)	$1,322	$322

(1)	See additional fair value measurement disclosures in Note 4.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by (a) cash flow hedges, (b) net investment hedges, and (c) other foreign currency hedges on OCI and the Condensed Consolidated Statements of Operations.

(a)	Cash Flow Hedges:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands)
Accumulated loss in OCI, beginning of period	$(94)	$(701)	$(126)	$(1,137)
Losses recorded in OCI (effective portion), net	(719)	(97)	(813)	(118)
Gains (losses) reclassified from OCI to net sales (effective portion), net	(86)	673	40	1,130

Accumulated loss in OCI, end of period	$(899)	$(125)	$(899)	$(125)

Gains (losses) recorded in net sales related to the ineffective portion, net	$(1)	$(1)	$(2)	$5
Gains recorded in net sales related to the excluded time value portion, net	$43	$5	$24	$14

We anticipate reclassifying the accumulated loss recorded as of September 25, 2010 from OCI to net sales within 12 months.

(b)	Net Investment Hedges:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands)
Foreign exchange contracts:
Gains (losses) recorded in OCI (effective portion), net	$(2,778)	$(1,269)	$(3,098)	$181
Gains (losses) recorded in other income related to the excluded time value portion, net	$(79)	$10	$(134)	$90
Foreign denominated floating-rate debt:
Gains (losses) recorded in OCI (effective portion), net	$(2,811)	$(2,224)	$2,826	$(2,224)

(c)	Other Foreign Currency Hedges:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands)
Gains recognized in other income, net	$1,707	$709	$1,842	$726

Note 7. Inventories

	September 25, 2010	December 31, 2009
	(In thousands)
Purchased and spare parts	$119,699	$104,833
Work-in-process	43,594	32,002
Finished goods	35,273	25,378

Total inventories	$198,566	$162,213

Finished goods include $19.8 million and $8.0 million as of September 25, 2010 and December 31, 2009, respectively, of evaluation systems at customer locations.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in goodwill for the nine months ended September 25, 2010:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net balance, beginning of period	$108,431	$18,007	$126,438
Foreign currency translation	0	(1,215)	(1,215)

Net balance, end of period	$108,431	$16,792	$125,223

Our annual impairment test performed in the fourth quarter of 2009 did not identify potential impairment for either our Semiconductor Group or our Industrial Applications Group. There were no indicators of impairment in the first nine months of 2010. However, if our future operating results do not approximate current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units, impairment charges may be required.

Intangible Assets

Our acquired intangible assets are as follows:

	September 25, 2010				December 31, 2009
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)		(Years)		(In thousands)
Patents and other intangible assets	11	$18,649	$(6,086)	$12,563	11	$18,658	$(4,797)	$13,861
Developed technology	6	30,282	(29,516)	766	6	31,066	(29,114)	1,952
Trademark	10	7,184	(4,315)	2,869	10	7,682	(4,050)	3,632

Total intangible assets	8	$56,115	$(39,917)	$16,198	9	$57,406	$(37,961)	$19,445

During the three months ended March 28, 2009, we purchased certain technology patents related to our Semiconductor Group with a fair value of $2.0 million and a weighted average amortization period of 6 years. Our estimated amortization expense for identifiable intangible assets is $0.7 million for the fourth quarter of 2010, and $2.6 million, $2.6 million, $2.6 million, $2.2 million, and $1.5 million for the years ending December 31, 2011, 2012, 2013, 2014, and 2015, respectively. As of September 25, 2010, we had no recorded identifiable intangible assets with indefinite lives.

Note 9. Product Warranty

Changes in the accrued warranty liability are as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands)
Balance, beginning of period	$25,254	$18,276	$19,611	$30,438
Warranties issued	14,823	6,711	36,385	19,330
Settlements	(9,897)	(6,503)	(24,155)	(27,642)
Net changes in liability for pre-existing warranties, including expirations	(567)	(964)	(2,228)	(4,606)

Balance, end of period	29,613	17,520	29,613	17,520
Less: Long-term portion	(4,292)	(2,450)	(4,292)	(2,450)

Accrued warranty, current	$25,321	$15,070	$25,321	$15,070

Note 10. Restructuring Charges

In an effort to consolidate our operations, streamline product offerings, and align our operations with current business conditions, we have implemented various restructuring plans since 2001. All restructuring activity presented below is related to the Semiconductor Group and is included in operating income as part of restructuring charges. As of September 25, 2010, our restructuring plans had been completed except for payments of future rent obligations which we estimate will be paid in cash through 2017.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our restructuring activity:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands)
Balance, beginning of period	$16,163	$19,508	$18,046	$18,178
Adjustment of prior restructuring costs	240	324	657	3,558
Cash payments	(1,152)	(987)	(3,452)	(2,891)

Balance, end of period	$15,251	$18,845	$15,251	$18,845

Note 11. Debt Obligations

We had an insignificant amount of current debt obligations outstanding as of September 25, 2010 and December 31, 2009. As of September 25, 2010, we had $0.5 million of capital lease obligations, of which $0.4 million was classified as long-term.

On June 17, 2009, we entered into a three-year Credit Agreement, which was amended on September 23, 2009 (the Agreement), with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 75 basis points. The outstanding balance is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in 2004 and for general corporate purposes. As of September 25, 2010 and December 31, 2009, we had 79.5 million Euros outstanding under the Agreement at an effective interest rate of 1.3% and 1.2%, respectively, which equaled $106.4 million and $114.1 million as of such dates, respectively. The Agreement is secured by deposits in money market funds of a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which are subject to various exceptions and qualifications. We were in compliance with these covenants as of September 25, 2010.

Note 12. Interest and Other Income (Expense), Net

The components of interest and other income, net are as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands)
Interest income	$1,549	$1,820	$5,625	$7,379
Interest expense	(411)	(462)	(1,037)	(1,655)
Gain on other investments	23	662	104	1,379
Foreign currency gain (loss), net	(1,167)	(2,555)	(936)	(3,635)
Other gain (loss), net	(126)	411	(166)	610

Interest and other income (expense), net	$(132)	$(124)	$3,590	$4,078

Note 13. Income Taxes

The income tax provision for the three and nine months ended September 25, 2010 was computed based on our annual forecast of profit and losses by jurisdiction for fiscal year 2010. Our provision for income taxes for the three and nine months ended September 25, 2010 was $13.1 million and $34.2 million, respectively, compared to a provision for income taxes of $0.6 million and $10.5 million for the three and nine months ended September 26, 2009, respectively. For the three and nine months ended September 25, 2010, our provision for income taxes was less than the federal statutory tax rate due, primarily, to foreign income taxed at lower rates.

Our provision for income taxes for the three months ended September 26, 2009 was different than the federal statutory tax rate due, primarily, to portions of foreign losses occurring in jurisdictions where no tax benefit resulted. During the three months ended September 26, 2009, we recorded a discrete net benefit from income taxes of $1.0 million related to several items. Included in those items is a net tax benefit of $20.7 million due to the utilization of net operating loss carryforwards. As well, we reviewed our intercompany agreements which resulted in a modification. This modification had no immediate impact to operating cash flow and is expected to reduce our tax liability in future years. As a result of this item, as well as other less significant discrete items recognized during the quarter, we recorded a net increase of $17.1 million in net unrecognized tax benefits.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, our provision for income taxes for the nine months ended September 26, 2009 includes a $19.4 million charge as a result of the California Budget Act of 2008 which was signed into law in February 2009. This law revised certain provisions of the California State Tax Code, including the option to elect an alternative method to apportion taxable income to California for years beginning on or after January 1, 2011. Our income subject to tax in California beginning in 2011 was anticipated to be lower than under prior tax law. As a result, the realization of our California deferred tax assets is no longer more likely than not.

Note 14. Shareholders’ Equity

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands)
Net income (loss)	$76,265	$(4,026)	$180,829	$(120,426)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,130	2,708	1,220	3,141
Unrealized gain (loss) on investments	(348)	1,456	(753)	7,180
Change in derivative instruments	(804)	576	(771)	1,012
Unrealized gain (loss) on pension liability	(124)	0	(124)	87

Comprehensive income (loss)	$78,119	$714	$180,401	$(108,292)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 25, 2010	December 31, 2009
	(In thousands)
Foreign currency translation adjustments	$5,393	$4,173
Unrealized loss on investments – temporary	(7,623)	(6,870)
Unrealized loss on cash flow hedges	(898)	(127)
Unrealized loss on pension liability	(1,969)	(1,845)

Accumulated other comprehensive loss	$(5,097)	$(4,669)

Common Stock Repurchases

Our Board of Directors has authorized repurchases of our outstanding common stock through a stock repurchase plan. As of September 25, 2010, we had $643.2 million available for stock repurchases under these authorizations. During the three and nine months ended September 25, 2010, 1.6 million and 6.7 million shares were repurchased under this plan for $37.9 million and $160.4 million, respectively, at a weighted average price of $24.00 and $24.11, respectively. During the three and nine months ended September 26, 2009, 0.5 million shares were repurchased under this plan for $10.0 million at a weighted average purchase price of $20.83. Certain share repurchases that occurred in the third quarter of 2009 were not settled as of September 26, 2009 resulting in $5.8 million of outstanding payables in the Condensed Consolidated Balance Sheet.

For the majority of restricted stock awards pursuant to our stock incentive plans that vest, the number of shares issued is net of shares withheld to pay the minimum statutory withholding for income taxes on behalf of the grantee. Although shares withheld are not issued, they are treated as common stock repurchases, effectively reducing the number of shares that would otherwise have been issued upon vesting. Shares withheld upon vesting for income tax withholding are not included as common stock repurchases under our authorized plan. During the three months ended September 25, 2010 and September 26, 2009, the value of shares withheld to satisfy the minimum statutory withholding requirement related to the grantees’ tax obligations was $0.2 million, and $0.1 million, respectively, and for the nine months ended September 25, 2010 and September 26, 2009 was $0.7 million and $2.0 million, respectively.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15. Stock-Based Compensation

The following table summarizes the stock-based compensation expense related to stock options, restricted stock, and our employee stock purchase plan (ESPP) in operating income:

	Three Months Ended		Nine Months Ended
	September 25, 2010(1)	September 26, 2009(2)	September 25, 2010(1)	September 26, 2009 (2)
	(In thousands)
Cost of sales	$929	$941	$2,325	$2,448
Selling, general, and administrative	5,546	3,699	15,283	13,905
Research and development	2,977	2,058	8,098	6,525

Total stock-based compensation expense	$9,452	$6,698	$25,706	$22,878

(1)	Amounts include amortization expense related to stock options of $3.6 million and $9.9 million, and restricted stock awards of $5.9 million and $15.8 million for the three and nine months ended September 25, 2010, respectively. The related income tax benefit recognized in the Condensed Consolidated Statements of Operations was $2.4 million and $6.6 million for the three and nine months ended September 25, 2010, respectively.
(2)	Amounts include amortization expense related to stock options of $3.6 million and $10.8 million, ESPP of $0 and $0.9 million, and restricted stock awards of $3.1 million and $11.2 million for the three and nine months ended September 26, 2009, respectively. The related income tax benefit recognized in the Condensed Consolidated Statements of Operations was $1.5 million and $5.4 million for the three and nine months ended September 26, 2009, respectively.

Stock Options

The exercise price of each stock option is the market price of our common stock on the date of grant. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. The fair values of stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Risk-free interest rate	1.0%	1.9%	1.5%	1.7%
Volatility	48.9%	51.4%	48.1%	56.1%
Expected term	3.7 years	3.9 years	3.5 years	4.0 years
Dividends	None	None	None	None

Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the option.

A summary of stock option activity for the nine months ended September 25, 2010 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding, beginning of period	18,033	$30.35
Grants	50	25.63
Exercises	(390)	19.61
Forfeitures and expirations	(1,600)	36.80

Outstanding, end of period	16,093	$29.95	4.33	$27,105

Expected to vest, end of period	2,954	$21.12	8.17	$18,392
Vested and exercisable, end of period	12,710	$32.34	3.29	$5,846

The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 5.1 million shares that had exercise prices lower than the market price of our common stock as of September 25, 2010. The aggregate intrinsic value of options exercised, determined as of the date of exercise, was $0.3 million and $2.7 million for each of the three and nine months ended September 25, 2010, respectively, and was insignificant for each of the three and nine months ended September 26, 2009. The total cash received from employees as a result of stock option exercises was $1.4 million and $7.6 million for the three and nine months ended September 25, 2010, respectively, and $0.1 million and $0.6 million for the three and nine months ended September 26, 2009, respectively. The weighted-average grant date fair value of options granted was $9.31 and $9.40 for the three and nine months ended September 25, 2010, respectively, and $8.14 and $7.42 for the three and nine months ended September 26, 2009, respectively. In connection with the disqualifying dispositions of incentive stock options and exercises of nonqualified stock options, we realized tax benefits of $0.1 million and $0.8 million for the three and nine months ended September 25, 2010, respectively, and tax benefits of $0.1 million for each of the three and nine months ended September 26, 2009. We settle employee stock option exercises with newly issued common shares.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 25, 2010 there was $19.9 million of unrecognized compensation cost related to unvested stock options, with a weighted average remaining amortization period of 2.4 years. During the fourth quarter of 2010, we modified our stock plans to provide certain retirement benefits. This modification provides accelerated vesting and an extended exercise period for certain stock-based awards when eligible employees retire. As a result of this modification, we expect to incur approximately $9 million of additional stock compensation expense, including acceleration of previously unrecognized compensation cost, during the fourth quarter of 2010 related to options outstanding as of September 25, 2010.

Restricted Stock Awards

Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Restricted stock awards generally vest over three, four, or five-year periods, excluding certain awards that vest upon the achievement of specific performance targets. A summary of restricted stock award activity for the nine months ended September 25, 2010 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards, beginning of period	3,557	$22.19
Granted	470	24.16
Vested	(113)	22.61
Forfeited	(594)	28.38

Unvested restricted stock awards, end of period	3,320	$21.29

Unvested restricted stock awards at September 25, 2010 and December 31, 2009 include 3.2 million and 2.9 million restricted stock units, respectively.

As of September 25, 2010, 0.6 million restricted stock units subject to performance conditions that will result in forfeiture if the conditions are not realized. The restricted stock units have performance conditions that could result in the vesting of up to an additional 1.3 million restricted stock units. Most of the performance conditions are based on our revenue growth and our revenue growth relative to our peers.

The total fair value of restricted stock awards that vested was $0.4 million and $2.5 million for the three and nine months ended September 25, 2010, respectively, and $0.4 million and $6.2 million for the three and nine months ended September 26, 2009, respectively. In connection with the vesting of these awards, we realized tax benefits of $0.1 million and $0.7 million for the three and nine months ended September 25, 2010, respectively, and $0.1 million and $1.9 million for the three and nine months ended September 26, 2009, respectively. As of September 25, 2010, there was $58.0 million of unrecognized compensation cost related to unvested restricted stock awards with a weighted average remaining amortization period of 2.7 years.

Employee Stock Purchase Plan

Our ESPP was suspended indefinitely effective May 1, 2009 by action of our Board of Directors. Our ESPP allowed qualified employees to purchase shares of common stock at 85 percent of the fair market value on specified dates. Shares issued under our ESPP were valued using the Black-Scholes model with the following weighted-average assumptions:

Nine Months Ended
September 26, 2009
Risk-free interest rate	1.1%
Volatility	49%
Expected term	6 months
Dividends	None

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average grant date fair value of shares issued was $4.53 for the nine months ended September 26, 2009. In connection with our ESPP, we realized tax benefits attributed to disqualifying dispositions of $0.1 million and $0.2 million for the three and nine months ended September 26, 2009.

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

The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began before a jury on January 19, 2010, in the Superior Court. Novellus prevailed on these claims at trial, which ended on February 26, 2010. In connection with the judgment against Linear, on August 2, 2010, the Superior Court awarded Novellus $5.2 million in attorney’s fees and $0.1 million in other costs. As of September 25, 2010, the award had not been paid. Linear has filed two motions seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and a new trial. The Superior Court has denied both of these motions, and Linear has filed an appeal. Although we cannot at this time predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

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

Segment information for the periods presented is as follows:

	Three Months Ended September 25, 2010			Nine Months Ended September 25, 2010
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Sales to unaffiliated customers	$347,948	$19,255	$367,203	$918,385	$46,416	$964,801
Operating income (loss)	$95,140	$(5,648)	$89,492	$222,494	$(11,074)	$211,420

	Three Months Ended September 26, 2009			Nine Months Ended September 26, 2009
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Sales to unaffiliated customers	$162,029	$14,850	$176,879	$342,594	$52,406	$395,000
Operating income (loss)	$1,420	$(4,697)	$(3,277)	$(94,293)	$(19,747)	$(114,040)

	September 25, 2010			December 31, 2009
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Total assets	$1,601,633	$86,611	$1,688,244	$1,475,755	$83,223	$1,558,978

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18. Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the lease agreement, we incurred expenses of $0.2 million and $0.8 million for the three and nine months ended September 25, 2010, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 26, 2009, respectively.

An immediate family member of one of our executive officers is a partner at a law firm that provides various services for the company. We incurred total expenses of $0.4 million and $1.6 million for services performed by the law firm for the three and nine months ended September 25, 2010, respectively.

We employ, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amount recognized for these immediate family members was $0.2 million and $0.3 million for the three and nine months ended September 25, 2010, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 26, 2009, respectively.

We have outstanding loans to non-executive vice presidents and other key personnel. As of September 25, 2010 and December 31, 2009, the total outstanding balance of such loans was $0.2 million and $0.6 million, respectively. As of September 25, 2010, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to these types of loans has not historically been significant. We do not have loans to any “executive officers”, as defined by the SEC.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation:

•	estimates for 2011 and demand drivers for such growth;

•	our expectations regarding the sufficiency of the current communication infrastructure;

•	our views regarding the growth in our business and the demand for our products;

•

our belief that the impairment related to auction-rate securities is temporary, our intent not to sell our auction-rate securities, our belief that we will not be required to sell our auction-rate securities before recovery, and our expectation to recover the amortized cost of our auction-rate securities;

•	our anticipation to reclassify the accumulated loss recorded as of September 25, 2010 for cash flow hedges from OCI to net sales within twelve months;

•	our expectation that the adoption of certain accounting pronouncements will not have a significant impact on our Condensed Consolidated Financial Statements;

•	our anticipation that most of our taxable income will be generated in tax jurisdictions with lower tax rates;

•

our estimation of amortization expense for currently recognized identifiable intangible assets for the fourth quarter of 2010 and for the years ending December 31, 2011, 2012, 2013, 2014, and 2015 respectively;

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

•	our belief that our operations will continue to be increasingly impacted by the prime wafer industry, which is characterized by intense competition and rapidly changing technology;

•	our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology;

•	our views regarding changes and trends in the semiconductor industry and the effect of such changes and trends on our business;

•	our expectation that the results of our review of our intercompany agreements will reduce our tax liability in future years;

•	our expectation that net orders will fluctuate due to the cyclicality of the semiconductor industry;

•	our belief that our financial resources will be sufficient to meet our needs through the next twelve months;

•

our belief that our customer base is becoming increasingly concentrated and that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future;

•	our expectation that we will continue to experience significant fluctuations in our quarterly operating results;

•

our belief that future impairment charges related to goodwill or long-lived assets may be required if our future operating results do not meet current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units; and

•

our belief that it is reasonably possible that IAG could fail in the first step in a future annual impairment test, which could result in additional impairment charges that would negatively impact our results of operations.

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

•	our inability to predict the ultimate outcome of the Linear litigation and other current litigation on our business, financial conditions or operating results;

•	our inability to accurately predict the impact on our Consolidated Financial Statements of new accounting pronouncements;

•	our inability to accurately assess the period in which we will recognize unrecognized compensation related to unvested stock options and restricted stock awards;

•	inaccuracies related to the timing and satisfaction of remaining obligations related to vacated leases;

•	unexpected shipment delays which adversely impact shipment volumes;

•	our inability to meet certain performance conditions that may result in forfeiture of certain restricted stock awards;

•	unexpected increase in costs associated with manufacturing our products;

•	our inability to anticipate cyclical changes in customers’ capacity utilization and demand;

•	the negative impact of higher cost of services on gross margins;

•	our inability to realize efficiencies from outsourcing;

•	inefficiencies in the allocation of funds towards our research and development efforts to our existing and new product lines;

•	unexpected complications related to timing, success and cost of our manufacturing consolidation efforts;

•	unexpected difficulties in introducing new and enhanced products in a timely manner in order to remain competitive;

•	unexpected changing product needs of our customers, the loss of major customers, and the need to seek new customers and diversify our customer base;

•	an unanticipated need for additional liquid assets in the next twelve months;

•	our inability to enforce our patents and protect our trade secrets;

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

Overview of Our Business and Industry

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus we primarily develop, manufacture, sell and support equipment used in the fabrication of integrated circuits. The customers for these products are semiconductor manufacturers who are either building chips for their own production, or who are offering integrated circuit, or IC, manufacturing services to other third party businesses. Over the past twenty years, the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the Internet and the telecommunications industry, and the emergence of new applications in consumer electronics.

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

Several technological trends characterize semiconductor manufacturing. Perhaps the most prominent of these trends is the increasing density of the integrated circuit. Moore’s Law, first postulated in the mid-1960s and still substantially accurate some 45 years later, states that the density of circuitry on an individual semiconductor chip doubles every 18 months. Today’s advanced devices are being manufactured with line widths as small as 32 nanometers, and with up to eleven layers of interconnect circuitry. By increasing circuit density, manufacturers can pack more electronic components on a chip and thereby provide higher performance and value.

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

A similar transition is underway from traditional silicon oxide films to dielectric insulators with a low dielectric constant, or low-k. Low-k dielectrics are better at limiting the capacitance between metal lines in a device, which improves the speed and performance of the chip. However, low-k materials are also more fragile than silicon oxide, and this poses a host of new challenges to the semiconductor industry in integrating the new materials into a manufacturing process flow.

Another important trend is the move to larger wafer sizes. For some years chipmakers have been migrating to larger, 300 mm wafers because of the manufacturing cost advantages of these larger wafers compared to 200 mm. The 300 mm wafers provide up to 2.25 times the number of chips per wafer, and hence provide significant economies of scale in the manufacturing process.

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

These changes in manufacturing geometries and materials have significantly increased the cost and performance requirements of the equipment used to manufacture semiconductor devices. An advanced 300 millimeter wafer fabrication line, for example, can cost more than $2 billion, representing a substantial increase over the costs associated with previous-generation facilities. At the same time, demand for advanced technology continues to grow as the industry adapts to working with ever shrinking nodes and faster technology cycles. As a result, chipmakers are focused on balancing their need for innovative technology while optimizing each unit process involved in the manufacturing cycle. This transition-and the opportunities that accompany it-are at the heart of Novellus' strategy to build on its productivity advantage while offering cutting edge technology to the world's leading semiconductor device manufacturers.

We also develop, manufacture, sell and support grinding, lapping and polishing equipment for fine-surface optimization and serve a broad spectrum of industrial applications. We refer to this segment of our business as our Industrial Applications Group, or IAG.

Our IAG business depends on capital expenditures made by manufacturers in sectors such as automotive, aircraft and electronic products, parts and components. At the broadest level, the demand for machine tools is highly sensitive to macroeconomic conditions as our customer base includes some of the most cyclically sensitive industries in the economy. Such variables as the outlook for overall economic growth, fixed investment, and durable goods shipments directly affect the growth of our business. Our industrial business also depends on niche applications. For example, our operations have been increasingly impacted by the prime wafer industry which, similar to the semiconductor segment, is characterized by intense competition and rapidly changing technology.

Our shipments, revenues, and net income have increased significantly during the first nine months of 2010 compared to the same period in 2009. During this year, our business has benefitted from increased demand for semiconductor products driven in part by i) a corporate refresh cycle for the personal computer, ii) an increased market for enterprise storage utilizing a solid-state hybrid architecture, which has stimulated demand for NAND flash and iii) a robust SmartPhone market. Growth in the semiconductor market for 2011 is likely to be driven by the same demand drivers, including the introduction of new tablet products. We also believe that the current communication infrastructure is not sufficiently robust enough to support the growing demand for mobile graphics and video, both domestically and in the emerging Asian markets. Lastly, we believe the information technology applications for use in defense and intelligence have room for significant improvements and further proliferation. As a result, we continue to believe the necessary demand drivers to promote growth for our business, long-term, remains intact.

Over the long term, we believe that demand for our products will continue to increase as our customers’ capital expenditures increase to meet growing demand for semiconductor devices. However, historically, any improvement in demand for semiconductor manufacturing equipment occurs at an uneven pace. The current unstable macroeconomics for the general economy and weakening of memory prices could potentially impact some of our customers’ profitability and forecasted levels of investment in capital equipment in the short-term. Accordingly, any forecasts about demand for wafer fabrication equipment in the near term are subject to uncertainty, and we could experience significant volatility in our quarterly results of operations over the next several quarters.

We focus on certain key quarterly financial data to manage our business. Net sales, gross profit, net income, and net income per share are the primary measures we use to monitor performance. We also use certain non-GAAP measures, such as shipments and net orders to assess business trends and performance. We discuss these non-GAAP measures because we believe these metrics assist investors to assess certain business trends in the same way that these trends are analyzed by management. Shipments consist of products shipped to customers, without regard to net sales adjustments such as deferrals associated with customer acceptance. Net orders, which in our industry are also referred to as bookings, consist of current period orders less current period cancellations and other adjustments. Shipments and net orders are used to forecast and plan future operations. We do not report orders for systems with delivery dates more than 12 months from the latest balance sheet date.

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2010			2009
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$367,203	$321,369	$276,229	$244,194	$176,879	$119,208	$98,913
Gross profit	$180,429	$156,938	$133,967	$113,638	$70,708	$31,006	$25,738
Net income (loss)	$76,265	$63,308	$41,256	$35,191	$(4,026)	$(50,008)	$(66,392)
Net income (loss) per share – Diluted	$0.82	$0.66	$0.43	$0.36	$(0.04)	$(0.52)	$(0.69)
Shipments	$363,290	$332,083	$282,816	$244,485	$165,446	$119,982	$92,130
Change in shipments from prior quarter	9%	17%	16%	48%	38%	30%	(48%)
Net orders	$406,888	$384,856	$321,363	$257,610	$171,548	$111,187	$77,795
Change in net orders from prior quarter	6%	20%	25%	50%	54%	43%	(6%)

We expect net orders to fluctuate due to the cyclical nature of our business. The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders typically result in revenue either at shipment and transfer of title or upon customer acceptance of the equipment. Our revenue recognition policy, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, addresses the distinction between the revenue recognized upon shipment and transfer of title and the revenue recognized upon customer acceptance. Equipment generally ships within two to six months of receiving the related order, and if applicable, customer acceptance is typically received one to six months after shipment. These time lines are general estimates and actual times may vary depending on a range of circumstances.

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

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
	September 25, 2010	June 26, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands)
Semiconductor Group	$347,948	$306,762	$162,029	$918,385	$342,594
Industrial Applications Group	19,255	14,607	14,850	46,416	52,406

Net sales	$367,203	$321,369	$176,879	$964,801	$395,000

Semiconductor Group net sales for the third quarter of 2010 increased by 13% and 115% compared to the second quarter of 2010 and the third quarter of 2009, respectively. Semiconductor Group net sales increased 168% for the first three quarters of 2010 as compared with the same period in the prior year. The increase in net sales within the Semiconductor Group is due to improvements in both the macroeconomic environment and the semiconductor industry driven primarily by our foundry customers in addition to strength in our memory business. Strong demand continues in the end markets for personal computers, smartphones, and consumer electronics resulting in increased semiconductor capital expenditure requirements for our customers.

Industrial Applications Group net sales decreased 11% for the first three quarters of 2010 compared with the same period in the prior year. However, IAG net sales for the third quarter of 2010 increased 32% and 30% compared with the second quarter of 2010 and the third quarter of 2009, respectively. Demand for our industrial products continues to improve after significant declines during the latter half of 2009.

Geographical net sales as a percentage of total net sales were as follows (based upon the location of our customers’ facilities):

	Three Months Ended			Nine Months Ended
	September 25, 2010	June 26, 2010	September 26, 2009	September 25, 2010	September 26, 2009
North America	22%	24%	30%	24%	35%
Europe	7%	8%	8%	7%	13%
Greater China	36%	44%	36%	39%	28%
Japan	4%	3%	6%	4%	7%
Korea	31%	21%	20%	26%	17%

Gross Profit

	Three Months Ended			Nine Months Ended
	September 25, 2010	June 26, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands, except percentages)
Gross profit	$180,429	$156,938	$70,708	$471,333	$127,452
Gross margin	49%	49%	40%	49%	32%

The gross margin of 49% for the third quarter of 2010 is consistent with the second quarter of 2010. Third quarter 2010 gross margin increased by 9 percentage points from third quarter 2009, and gross margin increased by 17 percentage points for the first nine months of 2010 compared with the same period in the prior year. These increases are primarily due to increased absorption of fixed costs on higher shipment volumes with a favorable product mix. We also experienced a reduction in net inventory write-downs of $3.4 million and $22.9 million in the third quarter and first nine months of 2010 over the same period in the prior year.

Selling, General, and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 25, 2010	June 26, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands, except percentages)
SG&A expense	$46,426	$43,032	$36,648	$134,509	$125,565
% of net sales	13%	13%	21%	14%	32%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales, and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

Third quarter 2010 SG&A expense increased only slightly over second quarter, remaining flat as a percentage of net sales. SG&A expense for the third quarter and first nine months of 2010 increased 27% and 7% from the same periods in the prior year. The increase is due, primarily, to profit dependent compensation expense which increased $7.2 million for the third quarter of 2010 over the third quarter of 2009 and increased $18.5 million for the first nine months of 2010 from the same period in the prior year.

Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 25, 2010	June 26, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands, except percentages)
R&D expense	$44,271	$40,790	$37,013	$124,747	$112,369
% of net sales	12%	13%	21%	13%	28%

R&D expense includes compensation and benefits for research and development personnel, project materials, chemicals, and other direct expenses incurred in product and technology development. Also included are expenses for depreciation, rents, utilities, and equipment repairs and maintenance. Our significant investments in R&D over the past several years reflect our strong commitment to the continuous improvement of our current product lines and the development of new products and technologies. We continue to believe that significant investment in R&D is required to remain competitive, and we plan to continue to invest in new products and enhancements of our current product lines.

Third quarter 2010 R&D expense increased 9% and 20% from the second quarter of 2010 and the third quarter of 2009, respectively. R&D expense for the first nine months of 2010 increased 11% compared with the same period in the prior year. The largest increase in R&D spending is related to profit dependent compensation expense which increased $2.6 million and $6.7 million for the third quarter and first nine months of 2010, respectively, over the same periods in the prior year.

Income Taxes

	Three Months Ended			Nine Months Ended
	September 25, 2010	June 26, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands, except percentages)
Provision for income taxes	$13,095	$11,792	$625	$34,181	$10,464
% of income (loss) before income taxes	15%	16%	(18)%	16%	(10)%

As a result of our global business structure, in periods of profitability, we expect to achieve tax rates lower than current federal rates as we benefit from a geographical mix of income at lower tax rates. Likewise, in periods of operating losses, these losses may accumulate in lower tax rate jurisdictions which would reduce our tax benefit. The income tax provision for the third quarter and first nine months of 2010 were computed based on our annual forecast of profit and loss by jurisdiction for fiscal year 2010.

Our effective tax rate for the third quarter of 2010 was 15%, down slightly from our second quarter 2010 effective rate of 16%, as the majority of our 2010 taxable income has been generated in tax jurisdictions with lower tax rates than the federal statutory rate. This compares to an effective tax rate of (10)% for the nine months ended September 26, 2009 due to discrete charges. Our tax rate for the year ending December 31, 2010 is anticipated to be approximately 15%, given our current expected net sales volume and profit mix by jurisdiction.

A $19.4 million discrete charge was taken in the first nine months of 2009 as a result of the California Budget Act of 2008 signed into law on February 20, 2009. This law revised certain provisions of the California State Tax Code, including the option to elect an alternative method to apportion taxable income to California for tax years beginning on or after January 1, 2011. In years 2011 and beyond, we anticipate our income subject to tax in California to be lower than under prior tax law. As a result, the realization of our California deferred tax assets is no longer more likely than not.

In addition, during the three months ended September 26, 2009, we recorded a discrete net benefit from income taxes of $1.0 million related to several items. Included in those items is a net tax benefit of $20.7 million due to the utilization of net operating loss carryforwards. As well, we reviewed our intercompany agreements which resulted in a modification. This modification had no immediate impact to operating cash flow and is expected to reduce our tax liability in future years. As a result of this item, as well as other less significant discrete items recognized during the quarter, we recorded a net increase of $17.1 million in net unrecognized tax benefits.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

	September 25, 2010	December 31, 2009
	(In thousands)
Cash and cash equivalents	$207,887	$142,047
Short-term investments	386,660	359,323

Total cash, cash equivalents and short-term investments	$594,547	$501,370

We have historically financed our operating and capital resource requirements through cash flows from operations, sales of equity securities, and borrowings. Our primary source of liquidity as of September 25, 2010 consisted of $594.5 million of cash, cash equivalents, and short-term investments, an increase of $93.2 million from December 31, 2009.

Restricted Cash, Cash Equivalents and Long-Term Investments

	September 25, 2010	December 31, 2009
	(In thousands)
Restricted cash and cash equivalents	$119,697	$133,105
Long-term investments	71,571	78,763

Total restricted cash, cash equivalents and long-term investments	$191,268	$211,868

We held $191.3 million in restricted cash, cash equivalents, and long-term investments as of September 25, 2010, a decrease of $20.6 million from $211.9 million as of December 31, 2009. The restricted cash and cash equivalents are primarily money market funds and Euro-denominated time-based deposits held to secure our debt obligations.

Long-term investments consist of tax-exempt auction-rate securities, whose underlying assets are either student loans, substantially backed by the federal government, or closed-end municipal bond funds. In February 2008, these auction-rate securities became illiquid because their scheduled auctions failed to settle. An auction failure occurs when the parties wishing to sell securities at auction cannot. These investments are classified as long-term in our Condensed Consolidated Balance Sheet as we may have limited or no opportunities to liquidate these investments and fully recover their par value in the near term. During the nine months ended September 25, 2010, we redeemed $7.9 million of auction rate securities at par value. We have recorded a cumulative temporary unrealized loss of $10.1 million within OCI related to these investments in our Condensed Consolidated Financial Statements as of September 25, 2010. See Note 4 to our Condensed Consolidated Financial Statements.

Cash Flow Summary

	Nine Months Ended
	September 25, 2010	September 26, 2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$248,011	$25,035
Investing activities	(29,415)	(37,031)
Financing activities	(152,494)	(1,430)
Effects of exchange rate changes on cash and cash equivalents	(262)	286

Net increase (decrease) in cash and cash equivalents	$65,840	$(13,140)

Operating

Net cash provided by operating activities during the nine months ended September 25, 2010 was $248.0 million. The primary source of cash from operating activities was net income of $180.8 million, adjusted to exclude the effect of non-cash charges of $58.2 million and a favorable change in working capital levels of $9.0 million.

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

Investing

Net cash used in investing activities during the nine months ended September 25, 2010 was $29.4 million. This amount consisted of net purchases of investments of $25.2 million and capital expenditures of $12.9 million offset by a decrease in restricted cash and cash equivalents of $8.7 million.

Net cash used in investing activities during the nine months ended September 26, 2009 was $37.0 million. This amount consisted of an increase in restricted cash and cash equivalents of $18.6 million, capital expenditures of $9.1 million, net purchases of investments of $8.6 million, and an intangible asset purchase of $2.0 million. These increases were offset by proceeds from the sale of property and equipment of $1.3 million.

Financing

Net cash used in financing activities during the nine months ended September 25, 2010 was $152.5 million primarily as a result of stock repurchases of $161.0 million offset by net proceeds from debt obligations and short-term lines of credit of $0.5 million and proceeds from employee stock compensation plans of $7.6 million.

Net cash used in financing activities during the nine months ended September 26, 2009 was $1.4 million primarily as a result of stock repurchases of $6.3 million and offset by proceeds from employee stock compensation plans of $4.4 million. We also refinanced our previous debt obligation of $110.6 million during the second quarter of 2009. See further discussion below.

Credit Arrangements

We have short-term credit facilities with various financial institutions totaling $45.0 million. These credit facilities bear interest at various rates and expire on various dates through August, 2011. As of September 25, 2010, $3.0 million was pledged against outstanding letters of credit and the remaining $42.0 million was unutilized. We had an insignificant amount of current debt obligations outstanding as of September 25, 2010 and December 31, 2009. As of September 25, 2010, we had $0.5 million of capital lease obligations, of which $0.4 million was classified as long-term.

On June 17, 2009, we entered into a three-year Credit Agreement, which was amended on September 23, 2009 (the Agreement), with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 75 basis points. The outstanding balance is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in 2004 and for general corporate purposes. As of September 25, 2010 and December 31, 2009, we had 79.5 million Euros outstanding under the Agreement at an effective interest rate of 1.3% and 1.2% respectively, which equaled $106.4 million and $114.1 million as of such dates, respectively. The Agreement is secured by deposits in money market funds of a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which are subject to various exceptions and qualifications. We were in compliance with these covenants as of September 25, 2010.

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

The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began before a jury on January 19, 2010, in the Superior Court. Novellus prevailed on these claims at trial, which ended on February 26, 2010. In connection with the judgment against Linear, on August 2, 2010, the Superior Court awarded Novellus $5.2 million in attorney’s fees and $0.1 million in other costs. As of September 25, 2010 the award had not been paid. Linear has filed two motions seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and a new trial. The Superior Court has denied both of these motions, and Linear has filed an appeal. Although we cannot at this time predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, and those disclosed in prior Quarterly Reports on Form 10-Q.

The semiconductor industry is highly cyclical and difficult to predict.

Our Semiconductor Group depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. Our business has historically been cyclical due to sudden changes in our customers’ manufacturing capacity requirements and capital spending, which in turn are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. As a result, our business has experienced periodic downturns that reduced the demand for semiconductor processing equipment, including equipment that we manufacture and market. The timing, length and severity of these business cycles are difficult to predict. The semiconductor industry and our operations are characterized by fixed costs that are difficult to reduce in the short term. During periods of reduced and declining demand, we must be able to quickly and effectively align our variable costs with prevailing market conditions, and at the same time motivate and retain key employees, including our management team. Downturns in the industry have, at times, resulted in higher than optimal inventory levels and lower than optimal gross margins due to lower production volumes during these periods. Because of this volatility, we cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. Industry downturns have historically been followed by periods of rapid growth. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity and hire and assimilate a sufficient number of qualified people to meet customer demand. Net orders, net sales and results of operations may be adversely affected if we fail to respond to changing industry and economic conditions in a timely and effective manner.

We have experienced an increase in net orders during the last six sequential quarters following declines in net orders during each of the five preceding quarters. Despite these recent increases, we could again experience decreases in net orders in the future, and if so, our net sales and operating results could be adversely affected. Over the past two years, we have implemented reductions in workforce, consolidation of our manufacturing operations, and other cost reduction actions to align our business with then current industry and economic conditions. Future restructurings or other cost reduction actions may be required, which may have an adverse impact on our results of operations and our ability to capitalize on opportunities in a market recovery.

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

A decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, auction rate securities, money market funds and other types of debt securities. A decline in the capital and financial markets could adversely impact their market values and liquidity. As of September 25, 2010, we held $71.6 million of auction-rate securities, net of $10.1 million in temporary impairment. Our auction rate securities are tax-exempt with underlying assets that are either student loans, substantially backed by the federal government, or closed-end municipal bond funds. Due to auction failures, we will not have access to these funds until (a) future auctions are successful, (b) the securities are called by the issuer, (c) we sell the securities in a secondary market, or (d) the underlying notes mature and are repaid. Currently, there are no active secondary markets for these securities. If current market conditions do not improve, additional temporary and other-than-temporary impairment charges could occur in future periods which would reduce the value of our investments and could negatively impact our results of operations.

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

•

inefficient and limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities, transportation, or telecommunications providers and supply chain interruptions;

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

Following is a summary of our stock repurchases pursuant to our publicly announced plans for the quarter ended September 25, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
June 27, 2010 through July 31, 2010	0	$0	0	$643.2million
August 1, 2010 through August 28, 2010	0	$0	0	$643.2million
August 29, 2010 through September 25, 2010	1,579,282	$24.00	1,579,282	$643.2million

Total	1,579,282	$24.00	1,579,282	$643.2million

In addition to shares repurchased above, we withheld 7,087 shares through net share settlements for the three months ended September 25, 2010 upon the vesting of restricted stock awards under our equity incentive plans. For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

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

ITEM 6:	EXHIBITS

(a) Exhibits

10.30*	Accelerated Stock Vesting Retirement Plan Summary

10.31*	Notice of Restricted Stock Unit Award for Grantees Outside the European Union

10.32*	Notice of Stock Option Award for Grantees Outside the European Union

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 2, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 2, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 2, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 2, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ John D. Hertz
John D. Hertz
Vice President and Chief Financial Officer (Principal Financial Officer) November 2, 2010

EXHIBIT INDEX

10.30*	Accelerated Stock Vesting Retirement Plan Summary

10.31*	Notice of Restricted Stock Unit Award for Grantees Outside the European Union

10.32*	Notice of Stock Option Award for Grantees Outside the European Union

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 2, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 2, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 2, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 2, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.