Form 10-K
period 2010-12-31
NOVELLUS SYSTEMS INC
filed 2011-02-25
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 26, 2010, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was $2,435,021,113 based on the average of the high and low price of the Common Stock as reported on the NASDAQ Global Select Market on such date.

The number of shares of the Registrant’s Common Stock outstanding on February 18, 2011 was 90,180,509.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

NOVELLUS SYSTEMS, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

Novellus operates in two reportable segments, the Semiconductor Group and the Industrial Applications Group. A summary of financial information for each operating segment is found in Note 19 to our Consolidated Financial Statements. Unless the context requires otherwise, the terms “Novellus,” the “Company,” “we,” “us,” or “our,” refer to Novellus Systems, Inc. and its consolidated subsidiaries.

Semiconductor Group

The Semiconductor Group is a manufacturer and supplier of thin-film deposition and surface preparation systems used in the fabrication of integrated circuits. Net sales for the Semiconductor Group operating segment constituted 95%, 89% and 83% of consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

For several decades, the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the Internet and the telecommunications industry, and the emergence of new high-technology products for the consumer. From 2001 to 2008, revenue growth in the semiconductor industry compared to the 1990s had moderated, but unit growth remained strong as semiconductors continued to be incorporated into a wide variety of products. In late 2008 and early 2009, the economic downturn had an adverse effect on the overall electronics industry. Unit demand for semiconductors fell for the first time since 2001, leading to a decline in semiconductor revenues and an increase in semiconductor inventories. This revenue decline increased the pressure on semiconductor manufacturers to match capacity with demand, which resulted in reduced spending on capital equipment. The semiconductor recovery, which began in the second quarter of 2009, has been strong. At the end of 2009, semiconductor inventory levels were returning to normalized levels throughout key segments of the electronics industry supply chain. In 2010, industry spending on capital equipment was up more than 100% over 2009.

The semiconductor industry has historically been cyclical, with periods of rapid capacity expansion followed by periods of over-capacity. Because our customers’ investment in semiconductor manufacturing equipment is a major component of their semiconductor production costs, our customers have responded to periods of over-capacity with increased efforts to reduce chip manufacturing costs. These cost reduction efforts have led to even more pronounced cyclicality in the semiconductor equipment industry.

Several technological trends characterize integrated circuit manufacturing. Perhaps the most prominent of those trends is the increasing density of the integrated circuit. Moore’s Law, first postulated in the mid-1960s and still substantially accurate more than 40 years later, states that the density of the circuitry on an individual semiconductor chip doubles every 18 months. Today’s advanced devices are being manufactured with line widths as small as 32 nanometers (nm), with up to eleven layers of interconnected circuitry. By increasing circuit density, manufacturers can layer more electronic components on a given surface area, and thereby provide higher performance at about the same cost.

Another trend in the industry has been the increasing size of wafers. In recent years, semiconductor device manufacturers have migrated from 200 mm substrates to 300 mm substrates due to technological advances and manufacturing cost advantages. 300 mm wafers provide more than 2.25 times as many die per wafer, and offer significant economies of scale in the manufacturing process. Approximately 95% of our 2010 net orders for wafer fabrication equipment were for 300 mm manufacturing systems. The next planned wafer size increase is expected to be up to 450 mm substrates. This migration is anticipated to be at least five years in the future.

Also coming to maturity is the transition to copper from aluminum wiring as the primary conductive material in semiconductor devices. Copper has a lower electrical resistance value than aluminum and provides a number of performance advantages. Because of its superior physical properties, a device made with copper also typically requires fewer metal layers than one made with aluminum to achieve the same level of performance, thus reducing the manufacturing cost. Full implementation of copper interconnects in logic devices occurred early in the last decade, and the adoption of copper as the interconnect metal in memory devices is now well under way. Coupled with the transition to copper metallization is a shift from traditional insulating films made of silicon oxide to insulators with a low dielectric constant, or “low-k.” Low-k dielectrics reduce the capacitance between metal lines in a device, increasing speed and lowering power consumption. As of today, a new generation of low-k materials, termed “ultra-low-k,” is being adopted by logic chipmakers, posing a new set of challenges to the industry in integrating the new materials into existing manufacturing processes.

In recent years, the focus of semiconductor manufacturing has shifted back to the transistor and the storage element, the so-called “front-end” of the device. This focus has been driven by considerations of power consumption, speed, and form factor, which have become important as chips are increasingly designed for mobile applications. Spending on lithography and associated patterning technologies has increased due to this shift. We expect that deposition and surface preparation technologies will play an important role in these new patterning schemes.

New electronics products such as smart phones and tablet computers are also driving a trend in the industry towards three-dimensional wafer-level packaging, where multiple chips and chip types are integrated vertically into one chip package. Three-dimensional packaging provides more functionality, with improved interconnect speed and lower power consumption. The trend towards advanced wafer-level packaging will mean that traditional back-end-of-line packaging schemes such as wire and die bonding will eventually be replaced by these new packaging processes that must be completed in a clean room environment.

These trends shape the equipment and process demands of our customers. Our customers generally measure the cost and performance of their production equipment in terms of “cost per wafer,” a ratio determined by factoring in the costs for acquisition and installation of a system, its operating costs, and net throughput rate. In a fixed period of time, a system with higher net throughput allows a manufacturer to recover the purchase price over a greater number of wafers, thereby reducing the cost of ownership of the system on a per-wafer basis. Yield and film qualities are also significant factors in selecting processing equipment. The increased cost of larger and more complex semiconductor wafers has made high yields extremely important to our customers. To achieve higher yields, systems must be able to deposit high quality films repeatedly, consistently and reliably.

Changes in manufacturing geometries and materials have significantly increased the cost and performance requirements of the equipment used to manufacture semiconductor devices. For example, an advanced 300 mm wafer fabrication line can cost more than $2 billion, representing a substantial increase over the costs associated with previous-generation facilities. At the same time, demand for advanced technology continues to grow as the industry adapts to working with ever shrinking nodes and faster technology cycles. As a result, chipmakers are focused on balancing their need for innovative technology while optimizing each unit process involved in the manufacturing cycle. This trend, and the opportunities that accompany it, are at the heart of Novellus’ strategy to build on its productivity advantage, while offering cutting edge technology to the world’s leading semiconductor device manufacturers.

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

Be Recognized for our Technology in our Served Available Markets — In nanoelectronics manufacturing, technology has always been critically important given the difficulties in manufacturing chips at ever smaller line widths. It is our strategy to anticipate the technologies that customers need and design innovative products which will enhance their manufacturing capabilities.

Focus on Reducing Customer Costs — Cost is an important component when measuring overall productivity. We strive to provide products and technologies that reduce our customers’ overall cost of ownership by continuing to increase our systems throughput, improving our deposition quality, and improving the reliability of our products.

Broaden our Offerings for Front-End and Interconnect Processing — Transistor, storage element, and interconnect structures all play a critical role in determining the overall performance of a semiconductor device. During the last decade we expanded beyond deposition technology into dry photoresist removal and introduced our ultraviolet thermal processing (UVTP) system for post-deposition treatment of films to control stress and improve mechanical integrity. In 2010, we introduced four new versions of our systems to address the emerging market for advanced wafer-level packaging. Our development of tungsten-nitride barriers and PECVD ashable hard mask layers have enabled us to address needs in both front-end and interconnect processing. We continue to develop new products which broaden our market opportunity in the semiconductor manufacturing line.

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

Expand Operational and Customer Support Presence in Asia — In 2007, we established Novellus International Systems, BV in Singapore as our new international headquarters for systems sales. This change more closely aligns our operational structure with our customer base. We have offices in key locations necessary to compete and we are actively increasing our worldwide sourcing of materials to this region as well.

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

Semiconductor Products

The Semiconductor Group’s products include equipment used in the deposition of thin dielectric (insulating) and metal (conductive) films, as well as equipment used in complementary manufacturing steps including surface preparation (photoresist strip) and ultraviolet thermal processing (film annealing). Integrated circuits are generally built on a silicon wafer substrate, and include a large number of different components such as transistors, capacitors and other electronic devices. These components are connected on the silicon wafer by multiple layers of wiring called interconnects. To build an integrated circuit, transistors are first fabricated on the surface of the silicon wafer. Wiring and insulating structures are then added as alternating thin-film layers in a series of manufacturing process steps. Typically, a first layer of dielectric material is deposited on top of the transistors. Subsequent metal layers are deposited on top of this base layer, etched to create the conductive interconnects that carry the electricity, and then covered with dielectric material to create the necessary insulation between the interconnects. Following each deposition step, a planarization, or polishing process, is employed to achieve a flat surface for the manufacturing steps that follow. Building either copper or aluminum wiring requires these manufacturing steps to be repeated many times. Advanced chip designs may require more than 500 process steps.

Novellus semiconductor manufacturing products are used in a number of different process steps. Our advanced deposition systems use chemical vapor deposition (CVD), physical vapor deposition (PVD), and electrochemical deposition (ECD) processes to form transistor, capacitor, and interconnect layers in an integrated circuit. Our High-Density Plasma CVD (HDP-CVD) and Plasma-Enhanced CVD (PECVD) systems employ a chemical plasma to deposit dielectric material within the gaps formed by the etching of aluminum, or as a blanket film which can be etched with patterns for depositing conductive materials into the etched dielectric. Our CVD Tungsten systems are used to deposit conductive contacts between transistors and interconnects, or between layers of metal interconnect wiring. Our PVD systems deposit conductive aluminum and copper metal layers by sputtering metal atoms from the surface of a target source. Our Electrofill® ECD systems deposit copper to form the conductive wiring on integrated circuits using copper interconnects.

Deposition Technologies

Our historical strength is rooted in deposition products. We currently offer products that address the needs of manufacturers across a number of different deposition technologies — CVD, PVD and ECD.

Since the introduction of our Concept One® dielectric platform in 1987, we have offered a range of processing systems for dielectric and metal deposition. In 1991, we introduced the Concept Two® platform, which was a modular, integrated production system capable of depositing both dielectric and conductive metal layers by combining one or more processing chambers with a common, automated wafer handler. The Concept Two enabled semiconductor device manufacturers to increase production throughput and system capability by adding process modules without having to replace existing equipment. In 1997, we introduced the Concept Three® platform, which built on the foundation of the Concept Two and offered greater throughput in 300mm wafer manufacturing applications.

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

HDP CVD Products

SPEED Max — Introduced in 2008, SPEED Max addresses the challenges of dielectric gap fill at 65 nm.

W-CVD Products

ALTUS® DirectFill — The ALTUS DirectFill tungsten nitride/tungsten deposition system is designed for advanced contact and via-fill applications at 65 nm and below. ALTUS DirectFill simplifies the tungsten deposition process by replacing the standard multi-tool approach with a single three-module system.

ALTUS Max — Introduced in 2008, the ALTUS Max CVD tungsten deposition system delivers advanced contact and via-fill technology in a high-productivity platform that delivers more than 120 wafers-per-hour throughput, an industry first.

PECVD Products

VECTOR® — VECTOR is a PECVD system for depositing dielectric films on 300mm wafers. In 2007, we introduced three new versions of VECTOR: the VECTOR Express™, optimized for depositing thin films of less than 1000 angstroms; the VECTOR Express AHM for ashable hard mask film deposition; and the VECTOR Extreme™, designed for the demands of extremely high-volume memory fabs. In 2008, we introduced a new model of VECTOR Extreme to deposit AHM films. In 2010, we introduced the VECTOR 3D system for dielectrics deposition in advanced wafer-level packaging applications, such as through-silicon vias (TSVs). And in January 2011, we introduced the VECTOR Extreme TEOS xT system, a variant of VECTOR Extreme designed for the high throughput deposition of thick TEOS dielectric films used in memory chips.

PVD Products

PVD, also known as “sputtering,” is a process in which ions of an inert gas, such as argon, are electrically accelerated in a high vacuum toward a target of pure metal, such as tantalum or copper. Upon impact, the argon ions sputter off the target material, which is then deposited as a thin film on a silicon wafer. PVD processes are used to create the barrier and seed layers in copper damascene interconnect applications, as well as in relatively new front-end applications such as high-k/metal gate schemes for logic devices.

INOVA NExT HCM IONX — The INOVA NExT platform incorporates a copper resputtering technology called HCM IONX to improve copper seed conformality, eliminate low-k dielectric damage, and extend PVD technology for seed deposition applications at 32 nm.

INOVA 3D—In 2010, we introduced a new version of the INOVA designed for copper barrier-seed applications in TSVs. The IONFLO™ copper seed in the INOVA 3D enables a four times reduction in the seed thickness required in a 6 micron by 60 micron TSV, significantly reducing the manufacturing cost.

ECD Products

Our Electrofill products are used to build the copper primary conductive wires in advanced integrated circuits. Electrofill uses a copper electrolytic solution to create lines and vias in a dielectric layer which has been etched with the pattern of the circuitry, in a process called copper damascene.

SABRE Extreme — SABRE Extreme is an advanced Electrofill system that has been qualified at 45 nm and has demonstrated fill at 32 nm. The SABRE Extreme incorporates a number of technological innovations for advanced manufacturing applications, including advanced wafer entry control for thin seed layers (< 200 Angstroms), tunable profile control for improved uniformities, and the capability to plate materials other than copper.

SABRE Excel — In 2009, we introduced SABRE Excel, an electroplating system designed to provide industry-leading fill and defect density performance for the 22 nm device geometry and beyond. The SABRE Excel platform features a new deposition module including our IRISCell™, which incorporates patented technology, as well as new hardware, software, and communications upgrades to the process tool’s mainframe required to address advanced fill applications.

SABRE 3D — In 2010, we introduced a new version of SABRE called SABRE 3D, designed for advanced wafer-level packaging applications including TSV, redistribution layers, pillars, under-bump metallization, and bumps. SABRE 3D’s innovative modular architecture maximizes footprint density, enables integrated multi-level processing, and supports field extendibility, making capacity additions easy and cost-effective.

UVTP Products

SOLA® — SOLA is an ultraviolet thermal processing (UVTP) system used for the low-temperature, post-deposition treatment of dielectric films. SOLA is designed for advanced materials such as high-stress nitrides and porous low-k dielectrics that are used to deliver increased device speeds and lower power consumption in sub-90 nm chips.

Surface Preparation Technologies

Chip manufacturers use surface preparation products to remove photoresist from a wafer before proceeding with the next deposition step in the manufacturing process.

G400® and GxT® — Introduced in 2008, the G400 and GxT are based on the production-proven, market-leading GAMMA platform. Targeted for bulk strip and high-dose implant strip (HDIS) applications, the G400 is the industry’s most productive ashing system for photoresist removal, with throughputs of over 400 wafers-per-hour for the bulk strip application. The GxT, in turn, is designed for critical logic device manufacturing process steps that demand low silicon loss and ultra-low defect rate.

G3D™ — Introduced in 2010, the G3D is a version of the GxT platform designed for advanced wafer-level packaging applications, including contact clean and TSV photoresist strip.

Refurbished Systems

Novellus provides the market with a comprehensive suite of refurbished process equipment. The market focus of our Refurbished Systems Business is 200mm factories manufacturing lower cost products, typically at device geometries that are greater than 150 nm. To meet these needs, Novellus offers a number of older products, including legacy SPEED, ALTUS, SEQUEL® Express, INOVA, SABRE, GAMMA, and MOMENTUM® models. In comparison to buying a used system from an aftermarket vendor, purchasing a refurbished system from Novellus offers a number of benefits for our customers, including committed performance specifications, systems and service knowledge and expertise, and comprehensive spare parts knowledge and support.

Industrial Applications Group

Beginning in 2004, Novellus entered into a market segment beyond semiconductor manufacturing through various acquisitions. This segment, referred to as our Industrial Applications Group (IAG), develops, manufactures, sells and supports grinding, lapping and polishing equipment for fine-surface optimization and serves a broad spectrum of industrial applications. Our customers for this segment are manufacturers in sectors such as automotive, aircraft, and electronic products, parts and components. Other customers are in the glass and ceramics industries as well as manufacturers of products such as pumps, transmissions, compressors and bearings. Our industrial business also depends on niche applications. For example, our operations have been increasingly affected by the prime wafer industry which, like the semiconductor segment, is characterized by intense competition and rapidly changing technology. Net sales for the Industrial Applications Group operating segment constituted 5%, 11% and 17% of our consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

Our industrial product range includes single and double-sided grinding, lapping and polishing machines; double-sided machines, which operate in batch processing mode for flat surfaces; inner and outer diameter surface grinders for cylindrical surfaces, creep feed grinders as well as through-feed grinders; and deburring systems that feature a continuous feed of parts to be processed.

Marketing, Sales and Service

We rely on a direct sales force to sell our chip manufacturing products where semiconductors are manufactured, including Europe, the United States, Korea, Japan, China, Taiwan, and Southeast Asia. Our industrial applications products are sold through a combination of a direct sales force and manufacturer’s representatives.

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

Customers

Samsung, TSMC, and Intel accounted for 22%, 15% and 12%, respectively, of our consolidated net sales for the year ended December 31, 2010. Intel, TSMC and Samsung accounted for 20%, 17% and 16%, respectively, of our consolidated net sales for the year ended December 31, 2009. Intel and Samsung each separately accounted for 15% of our consolidated net sales for the year ended December 31, 2008. Sales to our ten largest customers in 2010, 2009, and 2008 accounted for 77%, 71%, and 60%, respectively, of our consolidated net sales. We expect that sales of our products to relatively few customers, none of which have entered into long-term agreements requiring the purchase of our products, will continue to account for a high percentage of our net sales in the future. Information on our net sales to unaffiliated customers attributable to geographic regions is included in Note 19 of the Notes to Consolidated Financial Statements.

Backlog

As of December 31, 2010, our backlog was $310.0 million, with no cancellations in the period from January 1, 2011 to February 18, 2011. As of December 31, 2009, our backlog was $184.3 million. Our backlog includes systems, spares and services transactions for which we have accepted purchase orders and assigned shipment or delivery dates within twelve months. All orders are subject to cancellation or rescheduling by customers, with limited or no penalties. Some products are shipped in the same quarter in which the order was received. For this reason, and because of possible changes in delivery schedules, cancellations of orders and delays in shipments, our backlog as of any particular date is not necessarily a reliable indicator of actual shipments for any succeeding period.

Research and Development

The highly cyclical semiconductor manufacturing industry is subject to rapid technological change and continual new product introductions and enhancements. Our ability to remain competitive depends in large part on our success in developing new and enhanced systems, and introducing them at competitive prices on a timely basis. For this reason, we devote a significant portion of our personnel and financial resources to research and development programs.

Our research and development efforts in the Semiconductor Group are directed at developing new systems and processes, and improving the capabilities of existing systems. Research and development programs include advanced CVD, PVD and ECD systems, advanced gap fill technology, primary conductor metals, low-k and ultra-low-k dielectric materials, patterning films, and additional advanced deposition and surface preparation technologies for the next generation of smaller-geometry fabrication lines.

In the Industrial Applications Group, we focus our research and development activities on new products and improving existing products for the prime wafer industry (wafer lapping and grinding, double-sided and haze-free polishing) and for the metal and ceramic industries (grinding, lapping, deburring). Continuous improvements of existing systems and processes enable us to further meet our customers’ requirements as specifications for work piece tolerances continue to tighten. With new concepts, we will be able to control the process conditions in our systems more accurately and achieve better results at lower costs. New products and processes are developed to provide solutions for production steps beyond those that are already covered by our systems. We also research new technologies in high precision machining and surface finishing to extend our existing product portfolio and to maintain our technical leadership.

Expenditures for research and development during 2010, 2009, and 2008 were $174.7 million, $149.1 million, and $219.7 million, respectively. These expenditures represented 13%, 23% and 22% of our net sales in 2010, 2009 and 2008, respectively. We believe that research and development expenditures will continue to be significant and represent a substantial percentage of our net sales in the future.

Manufacturing

In the Semiconductor Group, we manufacture our systems in clean-room environments similar to those used by manufacturers for semiconductor device fabrication. This helps to minimize the amount of particulates and other contaminants in the final assembled system and to improve product yields for our customers. Following assembly, we package our completed systems in vacuum packaging to maintain clean-room standards during shipment. The Industrial Applications Group assembles its systems under enhanced cleanliness specifications when compared to conventional machine tool assembly environments, as the precision requirements in our niche markets call for clean components with reduced particle levels, specifically for our wafer manufacturing customers.

Our semiconductor equipment manufacturing consists primarily of assembling and testing components and subassemblies that we acquire from third-party vendors and then integrate into a finished system. While we outsource most subassemblies, we perform all system design, assembly and testing in-house. Our outsourcing strategy enables us to minimize fixed costs and capital expenditures, and provides us with the flexibility to scale production capacity. This strategy also allows us to focus on product differentiation through system design and quality control. We believe that our use of outsourced product specialists enables our subsystems to incorporate the latest and most advanced technologies in robotics, gas panel designs, and power supplies without the need for in-house expertise. We strive to work as closely as possible with all of our suppliers to achieve mutual cost reduction through joint development efforts. Certain raw materials we use in the manufacturing of our products are available only from a limited number of suppliers. A shortage, or insolvency of one or more of our suppliers, could interrupt our supply of these essential materials.

Competition

Significant competitive factors in the semiconductor equipment market include system performance and flexibility, cost, the size of each manufacturer’s installed customer base, customer support capabilities, and the breadth of a company’s product line. We believe that our Semiconductor Group competes effectively because of the fundamental advantages associated with our systems’ performance and flexibility, low cost of ownership, high wafer yields, and strong customer support. However, we face substantial competition from both established competitors and potential new entrants in this market. Installing and integrating capital equipment into a semiconductor production line represents a substantial investment. For this reason, once a manufacturer chooses a vendor’s capital equipment for a particular application, experience has shown that the manufacturer will generally rely upon that vendor’s equipment for the useful life of that application. As a result, all of today’s semiconductor equipment makers typically have difficulty in selling a product to a particular customer to replace or substitute for a competitor’s product previously chosen or qualified by that customer.

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

Patents and Proprietary Rights

We intend to continue to pursue patent and trade secret protection for our technology. We currently hold more than 800 patents in the U.S. We have many pending patent applications and we intend to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or future filings or that any claims allowed from existing or pending patents or future patent applications will be of appropriate scope to protect our technology. While we intend to vigorously protect our intellectual property rights, there can be no assurance that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Although Novellus does not consider its business materially dependent upon any one single patent, the rights of Novellus and the products made and sold under its patents, taken as a whole, are a significant element of Novellus’ business. Novellus’ patents have varying remaining useful lives as determined by the applicable patent statute.

We also rely on trade secrets and proprietary technology that we protect through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these parties will not breach those agreements, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by others.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. We are currently involved in such litigation. Except as set forth in Part I, Item 3. Legal Proceedings, we are not aware of any significant claim of infringement by our products of any patent or proprietary rights of others; however, we could become involved in additional litigation in the future. Although we do not believe the outcome of current litigation will have a material effect on our business, financial condition or results of operations, no assurances can be given that current or future litigation will not have such an effect. For further discussion, see Part I, Item 3. Legal Proceedings.

Employees

As of December 31, 2010, we had 2,700 full-time and temporary employees, compared to 2,544 as of December 31, 2009. Certain employees outside of the United States in the Industrial Applications Group are represented by labor unions. We have never experienced a work stoppage, slowdown or strike. We consider our employee relations to be good. We believe that the success of our future operations depends in large part on our ability to recruit and retain senior management, engineers, sales and service professionals and other key personnel.

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

Additional information about Novellus is available on our web site at www.novellus.com. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available on the web site free of charge. These reports are available as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (SEC). Information contained on our web site is not part of this Annual Report on Form 10-K or of our other filings with the SEC.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Annual Report.

The semiconductor industry is highly cyclical and difficult to predict.

Our Semiconductor Group depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. Our business has historically been cyclical due to sudden changes in our customers’ manufacturing capacity requirements and capital spending, which are affected by factors such as capacity utilization, consumer demand for products, inventory levels, and our customers’ access to capital. Our business has experienced periodic downturns that reduced the demand for semiconductor processing equipment. The timing, length and severity of these business cycles are difficult to predict. The semiconductor industry and our operations are subject to fixed costs that are difficult to reduce in the short term. During periods of reduced and declining demand, we must be able to quickly and effectively align our variable costs with prevailing market conditions, and at the same time motivate and retain key employees, including our management team. Downturns in the industry have, at times, resulted in higher than optimal inventory levels and lower than optimal gross margins due to a decrease in demand and lower production volumes during these periods. Because of this volatility, we cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. Industry downturns have historically been followed by periods of rapid growth. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity and hire and assimilate a sufficient number of qualified people to meet customer demand. Net orders, net sales and results of operations may be adversely affected if we fail to respond to changing industry and economic conditions in a timely and effective manner.

We experienced an increase in net orders during the last seven sequential quarters ending December 31, 2010 following declines in net orders during each of the five preceding quarters. Despite these recent increases, we could experience declines in net orders in the future, and if so, our net sales and operating results could be adversely affected. Over the past several years, we have implemented reductions in workforce, consolidations of our manufacturing operations, and other cost reduction actions to align our business with then current industry and economic conditions. Future restructurings or other cost reduction actions may be required, which may have an adverse impact on our results of operations and our ability to capitalize on opportunities in a market recovery.

Weakness in the global economy or tightening of the credit markets may adversely affect our results of operations and our liquidity.

The tightening of the credit markets, turmoil in the financial markets and weakening in the global economy contributed to the downturn we experienced in 2008 and 2009. Because our business is ultimately driven by global demand for electronic devices, the economic slowdown caused our customers to delay or discontinue spending on our products. The tightening of the credit markets and concerns regarding the availability of credit that accompanied that downturn also made it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Furthermore, our customers generally faced liquidity issues, which resulted in cancellations of equipment orders and increased payment delays or defaults. Reduced demand for our products and the general unavailability of financing for our customers adversely affected our operating results during these periods. While our operating results have improved along with the improvement in the economy, there can be no assurance that the economy and our operating results will continue to improve, that the economy will not experience another significant downturn, or that our operating results, financial condition, and business will not be adversely affected.

Fluctuations and uncertainties with the economy also make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition and operating results. While recently the United States’ economy has generally improved, we cannot predict the timing, strength or duration of such recovery, any future economic slowdowns, or the impact of economic conditions on the worldwide semiconductor industry. If the economy or the markets in which we operate do not continue to recover, we may record additional charges related to restructuring costs, which may have an adverse effect on our business, financial condition and results of operations. The length of our sales cycle makes our results of operations particularly sensitive to changes in macroeconomic conditions. While past downturns in our business have been followed by periods of rapid growth, that correlation may not occur in the future.

A decline in the condition of the global financial markets could also adversely affect the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, auction rate securities, money market funds and other types of debt securities. A decline in the capital and financial markets could adversely affect their market values and liquidity. As of December 31, 2010, we held $68.6 million of auction-rate securities, net of $8.5 million in temporary impairment. Our auction rate securities are tax-exempt, with underlying assets that are either student loans substantially backed by the federal government or closed-end municipal bond funds. Due to auction failures for these securities, we will not have access to these funds until (i) future auctions are successful, (ii) the securities are called by the issuer, (iii) we sell the securities in a secondary market, or (iv) the underlying notes mature and are repaid. Currently, there are no active secondary markets for these securities. If current market conditions do not improve, additional temporary and other-than-temporary impairment charges could occur in future periods which would reduce the value of our investments and could negatively affect our results of operations.

Our financial results have fallen short of anticipated levels in the past and may fall short in the future.

Our management typically provides quarterly financial forecasts. These forecasts, when made, are based on estimates believed to be reasonable at the time. However, actual results may vary and have varied in the past from forecasted results for a variety of reasons, including, but not limited to, unanticipated manufacturing costs, changes in the economy or mix of products sold, unanticipated write-downs of inventory, a higher than anticipated effective tax rate, and unexpected changes in the volume or timing of customer orders and product acceptances. Our lengthy sales cycles make the timing of customer orders and product acceptances difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. Our revenues and operating results for any given quarter depend on us shipping orders as scheduled during that quarter, receiving customer acceptances during the quarter of previously shipped products, and obtaining new orders for products to be shipped in that same quarter. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially and adversely affect our financial results. These factors have caused and may continue to cause our financial results to differ materially from prior periods and from financial forecasts we have previously provided.

Although we believe that these forecasts provide investors and analysts with a better understanding of management’s expectations for the future and are useful to investors, such forecasts are comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. If our operating or financial results for a particular period differ from our forecasts or the expectations of investment analysts, or if we revise our forecasts, the market price of our common stock could decline.

Our quarterly operating results and stock price are unpredictable.

We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results, which may adversely affect our stock price. Our future quarterly operating results and stock price may not align with past trends. The factors that have caused and could continue to cause fluctuations in our operating results include, but are not limited to:

•	economic conditions in the electronics and semiconductor industry generally, and the semiconductor equipment industry specifically;

•	the financial condition of our customers and their ability to purchase our products;

•	timing and cancellation of customer orders and shipments, including deferrals of orders of our existing products due to new product announcements by us or our competitors;

•	failure to receive anticipated orders in time to permit shipment during the quarter;

•	our practice of building systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	competitive pricing pressures;

•	effects of litigation or intellectual property disputes;

•	the effect of revenue recognized upon acceptance with little or no associated costs;

•	unpredictability of demand for and variability of the mix of our products in our forecast, which can cause unexpected positive or negative inventory adjustments in a particular period;

•	variability in manufacturing yields;

•	fluctuations in warranty costs;

•	foreign currency exchange rate fluctuations;

•	emergence of new industry standards;

•	ability to fund capital requirements; and

•	unexpected changes in our operating results, which may result in increases to our compensation expense as we revise our estimates to the attainment probability of performance-based awards.

In addition, the market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	the depth and liquidity of the market for our common stock which can affect, among other things, the volatility of our stock price;

•	investor perception of us and the industry in which we operate;

•	the level of analyst research and media coverage of our common stock;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

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

Strategic alliances may have negative effects on our business.

Increasingly, semiconductor companies are entering into strategic alliances with one another to expedite the development of processes and other manufacturing technologies. Often, one of the outcomes of such an alliance is the definition of a particular tool set for a certain function or a series of process steps that use a specific set of manufacturing equipment. While this could work to our advantage if our equipment becomes the basis for the function or process, it could work to our disadvantage if a competitor’s tool or equipment becomes the standard equipment for such function or process. Because semiconductor manufacturers must make a substantial investment to qualify and integrate wafer processing equipment into a semiconductor production line, we believe that once a semiconductor manufacturer selects a particular supplier’s processing equipment, the manufacturer generally relies upon that equipment for that specific production line application for an extended period of time. Accordingly, we expect it to be more difficult to sell to a given customer if that customer is currently using a competitor’s equipment. Additionally, even if our equipment was previously used by a customer, that equipment may be displaced in current and future applications by the tools standardized for use by the alliance.

Similarly, our customers may team with, or follow the lead of, educational or research institutions that establish processes for accomplishing various tasks or manufacturing steps. If those institutions utilize a competitor’s equipment when they establish those processes, it is likely that customers will tend to use the same equipment in setting up their own manufacturing lines. These actions could adversely affect our market share and financial results.

Changes in tax rates, tax assets, and tax liabilities have negatively affected our financial results in the past and could negatively affect our future results.

We are subject to taxation in the United States and other countries. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws. We compute the effective tax rate using forecasts of jurisdictional profits and losses. Changes in the jurisdictional mix of profits and losses may cause fluctuations in the effective tax rate. Adverse changes in tax rates, our tax assets, and tax liabilities have negatively affected our financial results in the past and could negatively affect our results in the future.

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

We regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes. Although we believe that our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals. Due to certain years remaining open for examination, it is reasonably possible that our total unrecognized tax benefits could decrease over the next twelve months if we are examined by tax authorities and they make final determinations that are adverse to us, or if there is a lapse in the applicable statute of limitations that limits the use of such tax benefits. Factors that could materially affect our future effective tax rates include, but are not limited to:

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

Adverse outcomes in current or future legal disputes regarding patent and intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing or selling our products, or compel us to redesign our products to avoid incorporating third parties’ intellectual property. As a result, our product offerings may be delayed, and we may be unable to meet customers’ requirements in a timely manner. Regardless of the merit of any legal disputes, we have incurred and may be required to incur in the future substantial costs to prosecute or defend our intellectual property rights. Even in the absence of infringement by our products of third parties’ intellectual property rights, we have elected in the past and may in the future elect to seek licenses or enter into settlements to avoid the costs of protracted litigation and the diversion of resources and management attention. However, if the terms of settlements that we enter into are not observed or enforced, we may suffer further costs. Any of these circumstances could have a material adverse effect on our business, financial condition or results of operations.

Our ability to develop intellectual property depends on hiring, retaining and motivating highly qualified design and engineering staff with the knowledge and technical competence to advance our technology and productivity goals. To protect our trade secrets and proprietary information, we have generally entered into confidentiality or invention assignment agreements with our employees, as well as with consultants and other parties. If these agreements prove inadequate or are breached, our remedies may not be sufficient to cover our losses.

We are subject to litigation proceedings that could adversely affect our business.

Intellectual Property Litigation

We have received certain claims of infringement of intellectual property rights and may receive other such claims in the future. For example, we were served with a complaint on March 23, 2010 for an intellectual property claim seeking injunctive relief and unspecified damages. In the past, claims of infringement of intellectual property rights have sometimes evolved into legal proceedings or litigation against us, and they may continue to do so in the future. It is inherently difficult to assess the outcome of litigation. Although we believe we have meritorious defenses to these claims and that the outcome of the litigation will not have a material adverse effect on our business, financial condition, or results of operations, there can be no assurances that we will prevail. Any such litigation could result in substantial cost to us, including diversion of the efforts of our technical and management personnel, and this could have an adverse effect on our business, financial condition and operating results. If we are unable to successfully defend against such claims, we could be required to expend significant resources to develop or license alternative non-infringing technology or to obtain a license to the subject technology. There is no assurance that we will be successful with such development, or that a license will be available on terms acceptable to us, if at all. Without such a license, we could be prohibited from future sales of the infringing product or products, which could materially and adversely affect our business, financial condition and operating results.

Other Litigation

In addition to the litigation risks and proceedings mentioned above, we are currently involved or may become subject to legal claims or proceedings related to securities, employment, customer or third party contracts, environmental regulations, product liability or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could materially and adversely affect our business, financial condition and operating results. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages or refrain from certain activities, which could have a material adverse effect on our business, financial condition and operating results.

We have incurred and may in the future incur impairments to goodwill or long-lived assets.

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We recorded an impairment charge in 2008 to reduce the carrying value of goodwill within our IAG reporting unit. There were no impairment charges taken in 2010 or 2009 as the estimated fair value for this reporting unit exceeded its book value in our annual impairment tests. And, while the excess fair value over book value further increased in 2010 from 2009, our valuation model for IAG is sensitive to small changes in estimates and assumptions given the relatively low fair value of this reporting unit. We believe it is reasonably possible that IAG could fail the first step in a future annual impairment test, which could result in additional impairment charges and negatively affect our results of operations.

Negative industry or economic trends, including reduced market prices of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in either of our business segments, could lead to additional impairment charges of our long-lived assets, including goodwill and other intangible assets. If in any period our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets, this could also indicate a potential impairment and we may be required to record an impairment charge in that period, which would adversely affect our results of operations.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis indicates potential impairment to goodwill for one or both of our business segments, we may be required to record additional charges to earnings in our financial statements, which could negatively affect our results of operations.

Rapid technological change in the semiconductor industry requires substantial research and development expenditures and responsiveness to customer needs.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position and our products or technologies may become uncompetitive or obsolete. We devote a significant portion of our personnel and financial resources to R&D programs and we seek to maintain close relationships with our customers in order to remain responsive to their product and manufacturing process needs. Our success depends, in part, on our ability to accurately predict evolving industry standards, develop innovative solutions and improve existing technologies, win market acceptance of our new and advanced technologies, and manufacture our products in a timely and cost-effective manner. Our products and processes must address changing customer needs in a range of materials, including copper and aluminum, at ever-smaller line widths and feature sizes, while maintaining our focus on manufacturing efficiency and product reliability. If we do not continue to gain market acceptance for our new technologies and products, develop and introduce improvements in a timely manner in response to changing market conditions and customer requirements, or remain focused on R&D efforts that will translate into greater revenues, our business could be adversely affected.

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

Our success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including product selection; hiring, retaining and motivating highly qualified design and engineering personnel; timely and efficient completion of product design and development; implementation of manufacturing and assembly processes; achieving specified product performance in the field; and effective sales and marketing. There can be no assurance that we will be successful in selecting, developing, manufacturing and marketing new products, or in enhancing our existing products. There can be no assurance that revenue from future products or product enhancements will be sufficient to recover our investments in R&D. To ensure the functionality and reliability of our future product introductions or product improvements, we incur substantial R&D costs early in development cycles before we can confirm the technological feasibility or commercial viability of a product or product improvement. Reliability or quality problems, reduced orders, or higher manufacturing costs in new products may result in delays in collecting accounts receivable, and additional service costs and warranty expenses may rise, affecting our gross margins. Any of these events could materially and adversely affect our business, financial condition or results of operations.

The competitive and capital-intensive nature of the semiconductor industry increases the difficulty of maintaining gross margin and maintaining and capturing market share.

We face substantial competition in the industry from both potential new market entrants and established competitors. Competitors may have greater financial, marketing, technical or other resources, and greater ability to respond to pricing pressures. They may also have broader product lines, the ability to reduce prices through product bundling, greater experience with high-volume manufacturing, greater customer service capabilities, or larger and more established sales organizations and customer bases. To maintain or capture a position in the market, we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our R&D, product, and warranty costs. Semiconductor manufacturers incur substantial costs to install and integrate capital equipment into their production lines. This increases the likelihood of continuing relationships with chosen equipment vendors, including our competitors, and the difficulty of penetrating new customer accounts. In addition, sales of our systems depend in part upon a prospective customer’s decision to increase or expand manufacturing capacity which typically involves a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy sales cycle, during which we may expend substantial funds and management effort. Heightened competition may also force price reductions that could adversely affect our results of operations.

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

Our success and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts, components, and subassemblies from our suppliers to manufacture and support our products. Although we make reasonable efforts to ensure that such parts, components and subassemblies are available from multiple suppliers, in certain cases they may be obtained only from a single source or from limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us or from a small group of companies in the semiconductor industry. As a result, our supply channels may be vulnerable to disruption. Any such disruption to or termination of our supplier relationships may result in a prolonged inability to secure adequate supplies at reasonable prices or of acceptable quality, and may adversely affect our ability to bring new products to market and deliver them to customers in a timely manner. As a result, any disruption or termination of our supplier relationships may damage our customer relationships and our results of operations may be adversely affected.

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

•	longer payment cycles and difficulties in collecting accounts receivable outside of the United States;

•	tariffs and other trade barriers;

•	challenges in staffing and managing foreign operations and providing prompt and effective field support to our customers outside of the United States;

•	difficulties in managing foreign distributors;

•	governmental controls, either by the United States or other countries, that restrict our business overseas or the import or export of semiconductor products or increase the cost of our operations;

•	inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions; and

•	political instability, natural disasters, acts of war or terrorism.

We enter into foreign currency forward exchange contracts to hedge against the short-term impact of currency fluctuations, including forecasted sales transactions denominated in Japanese yen. Our hedging programs reduce, but do not entirely eliminate, the effect of currency exchange rate movements, and therefore fluctuations in exchange rates could negatively affect our results of operations and financial condition. Exchange rate volatility may also increase the cost of our exported products for international customers and inhibit demand.

There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition or results of operations. In addition, each region in the global equipment market exhibits unique market characteristics that can cause capital equipment investment patterns to vary significantly from period to period. We derive a substantial portion of our revenues from customers in Asia. Any negative economic developments, legal or regulatory changes, terrorism or geopolitical instability in Asia, including the possible outbreak of hostilities or health-related epidemics involving Singapore, China, Taiwan, Korea or Japan, could result in the cancellation or delay by certain significant customers of orders for our products, which could adversely affect our business, financial condition or results of operations. Our continuing expansion in Asia renders us increasingly vulnerable to these risks.

The threat of terrorism targeted at the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism which affects the economy or the semiconductor industry could adversely affect our business. Increased international political instability in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. Such continuing instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. This instability could have the same effects on our suppliers and their ability to deliver their products timely. If international political instability continues or increases, our business and results of operations could be harmed. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

We face risks related to the disruption of our primary manufacturing facility.

Both of our business segments each have one primary manufacturing facility. Our operations are subject to disruption for a variety of reasons, including, but not limited to natural disasters, work stoppages, facility malfunctions and terrorism. Such disruption at one or both of these facilities may cause delays in shipments of products to our customers which may result in cancellation of orders or loss of customers and could adversely affect our business.

We maintain a self-insurance program with respect to our property, casualty and other risks and are exposed to excessive costs that may not be covered by our insurance plans.

We generally maintain various types of insurance policies which provide coverage only upon the occurrence of certain catastrophic losses. Losses not covered by insurance may be substantial and may increase our expenses, which could negatively affect our results of operations. We place our insurance coverage with various carriers in numerous jurisdictions. The types and amounts of insurance that we obtain vary over time and by location, depending on availability, cost, and our decisions with respect to strategic risk management. The policies are subject to deductibles and exclusions that result in what we believe is an acceptable level of risk on a self-insurance basis. Additionally, the financial condition of our insurers may be negatively affected by weakening in the global economy, which could adversely affect such insurers’ financial stability and, consequently, the insurance coverage they provide.

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

From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. We have been, and in the future may be, compelled to enter into or accrue for probable settlements of alleged indemnification obligations or become subject to potential liability arising from our customers’ involvements in legal disputes. It is difficult to determine the maximum potential amount of liability under any indemnification obligation, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Our business, financial condition and results of operations could be materially adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.

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

We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and technologies. Acquisitions involve numerous risks, including, but not limited to:

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

Enhancements, modifications, and upgrades of our enterprise resource planning (ERP) system and other key software applications are an essential part of the functioning of our business; however, such actions may become more costly, difficult, and time-consuming than we currently anticipate. Our ERP system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, provide critical information to our management, and prepare our financial statements, and upgrading the ERP system may expose us to unexpected difficulties or costs or other challenges, any of which may disrupt our business or cause delays in the reporting of our financial results. Our existing systems, procedures or controls may not be adequate to support our operations and require us to change our internal business practices. Corrections and improvements may be required as we enhance, modify or upgrade our systems, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. If we fail to manage these changes effectively, it could adversely affect our ability to manage our business and our operating results.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Information regarding our principal properties as of December 31, 2010 is as follows:

Location	Use	# of Buildings	Owned	Leased
			(Square Footage)
Semiconductor Group
San Jose, CA	Corporate Headquarters, Manufacturing, Research and Development, Engineering Applications, Demonstration Lab, Customer Support, Administration and Warehousing	7	339,000
Tualatin, OR	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	4	442,000
Phoenix, AZ	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	1		32,000

Industrial Applications Group
Rendsburg, Germany	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	2	189,000	23,000
Hauterive, Switzerland	Sales, Service, HR and Facilities	1	3,000
Des Plaines, IL	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	1	41,000
Plainville, MA	Customer Support and Warehousing	1		6,000
Leicestershire, UK	Customer Support, Administration and Warehousing	1	9,000

	Total		1,023,000	61,000

In our Semiconductor Group, we lease several domestic field offices totaling 19,000 square feet of space and several sites outside the United States totaling 161,000 square feet of space that we use as sales and customer service centers. Our facilities in Europe include 15,000 square feet of leased space in various countries including Germany, France, Italy, Ireland, and Israel. Our facilities in Asia include 146,000 square feet of leased space in various countries including China, India, Japan, Korea, Malaysia, Singapore, Taiwan and Vietnam. We also domestically own and lease 721,000 square feet not utilized for our operations, of which 506,000 square feet is leased to others.

In our Industrial Applications Group, we lease two field offices totaling 24,000 square feet in Germany and Japan. We also own 124,000 square feet in Switzerland not utilized for our operations.

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

The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began before a jury on January 19, 2010, in the Superior Court. Novellus prevailed on these claims at trial, which ended on February 26, 2010. On August 2, 2010, in connection with the judgment against Linear, the Superior Court awarded us $5.2 million in attorney’s fees and $0.1 million in other costs. Linear filed two motions, one seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and the other seeking a new trial, both of which the Superior Court has denied. Linear subsequently filed an appeal. Linear has since paid us the entire award. However, Linear’s payment is subject to its appeal. Although we cannot at this time predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

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

Item 4.	Reserved

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stock Information

Novellus’ common stock is traded on the NASDAQ Stock Market and is quoted on the NASDAQ Global Select Market (formerly the Nasdaq National Market) under the symbol “NVLS.” The following table sets forth the closing high and low prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	2010
	High	Low
First Quarter	$25.31	$20.90
Second Quarter	28.47	23.93
Third Quarter	28.26	23.25
Fourth Quarter	33.00	25.78

	2009
	High	Low
First Quarter	$16.96	$11.55
Second Quarter	18.97	15.76
Third Quarter	21.32	16.64
Fourth Quarter	24.49	19.55

As of February 18, 2011, there were 668 holders of record of our common stock. We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to use the cash generated from operations to reinvest in the business and to repurchase common shares. It is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

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

Following is a summary of our stock repurchases for the quarter ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
September 26, 2010 through October 30, 2010	675,000	$28.51	675,000	$624.0 million
October 31, 2010 through November 27, 2010	2,821,240	$29.74	2,821,240	$540.1 million
November 28, 2010 through December 31, 2010	0	$0.00	0	$540.1 million

Total	3,496,240	$29.50	3,496,240	$540.1 million

The shares repurchased, as reflected in the table above, were acquired in open market transactions.

In addition to shares repurchased above, we withheld 273,893 shares through net share settlements for the three months ended December 31, 2010 upon the vesting of restricted stock awards under our equity incentive plans. For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The price paid per share withheld is the closing price on NASDAQ on the date of withholding. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted.

Cumulative 5-year return

The following graph compares the cumulative 5-year total return attained by shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and the RDG Technology Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from December 31, 2005 to December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Novellus Systems, Inc., the S&P 500 Index

and the RDG Technology Composite Index

*$100	invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	December 31,
	2005	2006	2007	2008	2009	2010
Novellus Systems, Inc.	$100.00	$142.70	$114.30	$51.16	$96.77	$134.00
S&P 500	$100.00	$115.80	$122.16	$76.96	$97.33	$111.99
RDG Technology Composite	$100.00	$109.07	$125.31	$71.12	$114.36	$129.26

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

Set forth below is a summary of certain consolidated financial information with respect to Novellus as of the dates and for the periods indicated. The Consolidated Statements of Operations data set forth below for each of the five years in the period ended December 31, 2010 and the Consolidated Balance Sheet data at each respective year end have been derived from our Consolidated Financial Statements, which have been audited. The Selected Consolidated Financial Data includes the operating results and financial information of these companies from their respective dates of acquisition.

Selected Consolidated Financial Data

The following selected consolidated financial data has been derived from our historical Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and the accompanying notes for the corresponding fiscal years:

	Years Ended December 31,
	2010	2009	2008		2007	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,349,158	$639,194	$1,011,004		$1,570,049	$1,658,516
Gross profit	$665,334	$241,090	$435,944		$769,189	$824,349
Income (loss) before cumulative effect of change in accounting principle	$262,332	$(85,235)	$(115,710	)(1)	$213,700	$189,068
Cumulative effect of change in accounting principle, net of tax	$0	$0	$0		$0	$948
Net income (loss)	$262,332	$(85,235)	$(115,710	)(1)	$213,700	$190,016
Per common share:
Income (loss) before cumulative effect of change in accounting principle
Basic	$2.83	$(0.88)	$(1.18)		$1.78	$1.51
Diluted	$2.79	$(0.88)	$(1.18)		$1.75	$1.49
Cumulative effect of change in accounting principle, net of tax
Basic	$0.00	$0.00	$0.00		$0.00	$0.01
Diluted	$0.00	$0.00	$0.00		$0.00	$0.01
Net income (loss)
Basic	$2.83	$(0.88)	$(1.18)		$1.78	$1.52
Diluted	$2.79	$(0.88)	$(1.18)		$1.75	$1.50
Shares used in basic per share calculations	92,690	96,487	98,083		119,782	125,286
Shares used in diluted per share calculations	94,084	96,487	98,083		121,915	126,483

	December 31,
	2010	2009	2008		2007	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$671,251	$501,370	$470,888		$596,766	$853,328
Total assets	$1,832,397	$1,558,978	$1,637,527		$2,076,943	$2,362,492
Long-term debt	$105,592	$114,147	$0		$143,267	$127,862
Shareholders’ equity	$1,328,138	$1,179,777	$1,246,782		$1,529,087	$1,834,705

(1)	The fiscal year 2008 results included a non-cash goodwill impairment charge of $99.5 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following information should be read in conjunction with “Part I, Item 1. Business,” “Part II, Item 6. Selected Financial Data” and “Part II, Item 8. Consolidated Financial Statements” and the notes thereto. Forward-looking statements in this Annual Report on Form 10-K may be identified by words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” or similar expressions, and include, without limitation:

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

•

The statements in “Item 1. Business — Semiconductor Group” concerning (i) our expectation that the next planned wafer size will be up to 450 mm substrates and our anticipation that the migration will be at least five years in the future; (ii) our expectation that deposition and surface preparation technologies will play an important role in new patterning schemes; and (iii) our anticipation that the trend towards advanced wafer-level packaging will mean that traditional back-end-of-line packaging schemes such as wire and die bonding will eventually be replaced by new packaging processes that must be completed in a clean room environment, which statements are subject to certain risks and uncertainties, including, without limitation, our inability to accurately predict the speed and magnitude of advances in technology affecting wafer sizes; our inability to predict the importance of deposition and surface preparation technologies as they relate to patterning schemes; and unexpected changes in the way that companies react to changing trends and advancements in technology;

•

The statements in “Item 1. Business — Semiconductor Business Strategy” concerning (i) our focus on high-productivity systems, (ii) our focus on reducing customer costs; (iii) the continued development of new products to broaden our interconnect offerings; (iv) our efforts to increase our worldwide sourcing of materials to Asia; and (v) our strategy to anticipate the technologies that customers need and design innovative products which will enhance their manufacturing capabilities, which statements are subject to various risks and uncertainties, including, without limitation, shifts in demand from expensive, high-performance products to lower priced, conventional products, resulting in reduced profit for semiconductor manufacturers; increases in the costs of material, labor or conducting a global business; our inability to enhance our systems’ productivity, which may preclude us from containing costs to customers; periodic downturns in the semiconductor industry and the global or domestic economy; unrest or instability in Asia; our inability to allocate sufficient resources to R&D efforts; fluctuations in interest and foreign currency exchange rates and unexpected changes in the technological needs of our customers;

•

The statements in “Item 1. Business — Marketing, Sales and Service” concerning (i) our belief that supporting our installed base through customer support has accelerated penetration of certain key accounts and (ii) our belief that marketing efforts are enhanced by the technical expertise of our R&D personnel, which statements are subject to certain risks and uncertainties, including, without limitation, that we may not be able to retain a sufficient number of qualified customer support and R&D personnel to support these strategies;

•

The statement in “Item 1. Business — Customers” concerning our expectation that sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the future, which statement is subject to certain risks and uncertainties, including the unexpected loss of a major customer, our inability to provide our customers with cost effective products and our inability to predict the changing needs of our customers;

•

The statements in “Item 1. Business — Research and Development” regarding (i) our belief that with new concepts, we will be able to control the process conditions in our systems more accurately and achieve better results at lower costs; and (ii) our belief that R&D expenditures will continue to represent a substantial percentage of our net sales in the future, which statements are subject to certain risks and uncertainties, including, among others, unanticipated costs or delays preventing us from achieving better results or lower costs and the risk that we may be unable to allocate substantial resources to R&D;

•

The statements in “Item 1. Business — Manufacturing” regarding (i) our belief that our outsourcing strategy enables us to minimize our fixed costs and capital expenditures while also providing the flexibility to scale production capacity and allows us to focus on product differentiation through system design and quality control and (ii) our belief that our use of outsourced product specialists enables our subsystems to incorporate the latest and most advanced technologies in robotics, gas panel designs, and power supplies without the need for in-house expertise, which statements are subject to various risks and uncertainties, including, without limitation, a prolonged inability to obtain certain components imperative to our operations and our failure to work efficiently with suppliers and unexpected need to implement further cost cutting measures limiting the amount of resources we can allocate towards contracting with outsourced product specialists;

•

The statement in “Item 1. Business — Competition” regarding our belief as to our ability to compete favorably in our Semiconductor Group, which statement is subject to various risks and uncertainties, including, among others, the greater financial, marketing, technical or other resources, broader product lines, greater customer service capabilities and larger and more established sales organizations and customer bases that some of our competitors possess; future competition from new market entrants from overseas and domestic sources; our competitors’ improvement of the design and performance of their products that may offer superior price or performance features as compared to our products and our ability to successfully select, develop, manufacture and market our new products or enhance our existing products;

•

The statements in “Item 1. Business — Patents and Proprietary Rights” regarding (i) our intention to continue to pursue patent and trade secret protection for our technology; (ii) our intention to vigorously protect our intellectual property rights, (iii) our intention to file additional patent applications as appropriate, and (iv) our belief that the outcomes of current litigation will not have a material effect on our business, financial condition or results of operations, which statements are subject to various risks and uncertainties, including, without limitation, the risk that patents will not be issued from any of our pending applications or that claims allowed from existing or pending patents will not be sufficiently broad to protect our technology; the risk that litigation could result in substantial cost and diversion of our effort and the risk that adverse litigation determinations could result in a loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products;

•

The statement in “Item 1. Business — Environmental Matters” that federal, state and local provisions regulating discharge of materials into the environment and remedial agreements or other environmental actions are not expected to have a material effect on our capital expenditures, financial condition, results of operations or competitive position, which statement is subject to certain risks and uncertainties, including, among others, the possibility that we have inaccurately assessed the environmental impact of our activities or the compliance requirements of environmental provisions and agreements and the introduction of new or more stringent environmental regulations;

•

The statements in “Item 1A. Risk Factors” concerning (i) our expectation that we will continue to experience significant fluctuations in our quarterly operating results; (ii) our expectation that sales to a small number of customers will continue to account for a high percentage of our net sales in the foreseeable future; (iii) our intention to continue to seek legal protection, primarily through patents and trade secrets, for our proprietary technology; and (iv) our expectation that worldwide environmental regulatory activity will increase in the future, which statements are subject to various risks and uncertainties, including, without limitation, financial instability in our industry or the general economy; the loss of a significant customer or changes in demand for our products by our customers; the risk that patents will not be issued from any of our pending applications or that claims allowed from existing or pending patents will not be sufficiently broad to protect our technology and changing trends in environmental rule-making by government agencies;

•

The statement in “Item 2. Properties” that our facilities are sufficient to meet our needs for the foreseeable future, which statement is subject to certain risks and uncertainties, including, among others, inaccurate estimates related to our facility needs and an unexpected need to expand operations;

•

The statement in “Item 3. Legal Proceedings” that we believe that the ultimate disposition of litigation matters, including the litigation with Linear Technology Corporation, will not have a material adverse effect on the impact on our business, financial condition or our results of operations, which statement is subject to various risks and uncertainties, including, without limitation, inherent uncertainty surrounding the litigation process and our ability to accurately predict the determination of complex issues of fact and law;

•

The statement in “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” that we anticipate that no cash dividends will be paid to holders of common stock in the foreseeable future, which statement is subject to various risks and uncertainties, including, without limitation, the possibility that we may deem it appropriate or advisable to declare a dividend;

•

The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Our Business and Industry” regarding (i) our close relationships with our customers and substantial investments in R&D positioning us for future growth; (ii) our belief that the growth in the semiconductor market in 2011 is likely to be driven by the same demand drivers benefiting our business in 2010, including the introduction of new computer tablet products; (iii) our belief the current global communication infrastructure is not sufficiently robust to support the growing demand for mobile graphics and video, both domestically and in Asian markets and that the information technology applications for use in defense and intelligence have room for significant improvements and further proliferation; (iv) our continued belief that the necessary demand drivers to promote long-term growth for our business remain intact; (v) our belief that demand for our products will continue to increase as our customers’ capital expenditures increase to meet growing demand for semiconductor devices; and (vi) our expectation that net orders will continue to fluctuate due to the cyclical nature of our business, which statements are subject to numerous risks and uncertainties, including, without limitation, our inability to maintain our customer accounts; unexpected trends in our customers’ purchases or changes in their demand for our products; fluctuations in market demand for semiconductors; instability in the semiconductor industry or the economy; our inability to predict the origin of revenues, difficulties or delays in realizing marketable products from our investment in R&D, the failure of the market to accept our new product introductions and the cyclical nature of the semiconductor industry;

•

The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition — Critical Accounting Policies” regarding the calculation of allowances, reserves, and other estimates that are based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, and the significant judgments of management that underlie the preparation of our consolidated financial statements including, without limitation, our belief that net deferred tax assets will be realized, which statements are subject to certain risks and uncertainties, including, among others, the inaccuracy of our calculations, estimates, assumptions and judgments regarding critical accounting policies; that actual and future product failure rates, material usage, installation costs, customer reserves or other estimates may differ from our historical experience, requiring revisions to our estimated doubtful account allowances, additional inventory write-downs, restructuring charges, litigation, warranty, and other reserves; the insufficiency of anticipated future income, whether due to a downturn in the semiconductor industry or increases in expenses; unexpected changes to federal, state or local tax laws, our inability to meet current forecasts; a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units and our inability to estimate changes in our unrecognized tax benefits over the next twelve months;

•

The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Research and Development (R&D)” of our strategies, beliefs, plans, expectations and anticipations including (i) our continued belief that investment in R&D is required to remain competitive; and (ii) our plan to continue to invest in new products and enhancement of our current product lines, which statements are subject to numerous risks and uncertainties, including, without limitation, risks and uncertainties associated with technical and operational difficulties with our products that could result in increased warranty costs, our ability to attract and retain qualified personnel and our inability to allocate substantial resources to R&D programs;

•

The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Income Taxes” regarding (i) our expectation that in periods of profitability we expect to achieve tax rates lower than current federal rates as we benefit from a geographical mix of income at lower rates; and (ii) our expectation that the modification after the review of our intercompany agreements will reduce our tax liability in future years, which statement is subject to certain risks and uncertainties including changes to international tax rates; our eligibility for tax credits; shifts in our geographical mix of income and our inability to estimate the future tax liability associated with our intercompany agreements;

•

The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” that our financial resources will be sufficient to meet our needs for the next 12 months, which statement is subject to certain risks and uncertainties, including an unanticipated need for additional liquid assets in the next 12 months to fund operations, complete acquisitions or repurchase shares of our common stock;

•

The statement in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” that it is not probable that we will be required to pay any amounts under standby letters of credit arrangements or guarantee arrangements on behalf of our consolidated subsidiaries, which statement is subject to certain risks and uncertainties, including, without limitation, the inability of third parties on whose behalf we have made guarantees to pay their obligations when due;

•

The statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Significant Accounting Policies – Recent Accounting Pronouncements” that (i) we expect sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future; (ii) our belief that there is no significant risk of nonperformance of payment obligations of counterparties; (iii) our expectation that it is not probable that we will be required to pay any amounts related to our guarantee arrangements; (iv) our expectation that the adoption of new authoritative guidance issued by FASB addressing revenue arrangements with multiple deliverables will not change our units of accounting for multiple-element arrangements and that the elimination of the residual method for the allocation of arrangement consideration will not have significant effect on our results of operations and financial positions, which statements are subject to certain risks and uncertainties, including, without limitation, our changes in our estimates or assumptions; additional guidance issued by FASB; inaccurate assumptions regarding the creditworthiness of our counterparties or employees and unanticipated changes in the financial condition of our counterparties or employees;

•

Our statements in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements — Note 4. Fair Value of Financial Instruments” that (i) we believe the $8.5 million of impairment we recorded with respect to our auction-rate securities is temporary as we do not intend to sell the securities; and (ii) that we expect that we will recover the amortized cost of such securities; which statements are subject to certain risks and uncertainties, including, without limitation, our assumption that we will continue to have the ability to hold the auction-rate securities and that the value of such securities will be recovered without incurring significant losses and the instability of the credit quality of the auction-rate securities, which may impact our ability to recover the amortized cost basis of these securities;

•

Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6. Derivative Financial Instruments” that we anticipate reclassifying the accumulated loss recorded as of December 31, 2010 from OCI to net sales within 12 months, which statement is subject to certain risks and uncertainties, including, without limitation, fluctuations in foreign currency exchange contracts and the possible ineffectiveness of our hedges;

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

•

Our statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11. Commitments and Contingencies” regarding (i) our belief that it is not probable that any amounts will be required to be paid by us under our standby letters of credit; (ii) our belief that the ultimate disposition of litigation matters, including the litigation with Linear Technology Corporation, will not have a material adverse effect on the impact on our business, financial condition or the overall trend in our results from operations, which statements are subject to certain risks and uncertainties, including, without limitation, the creditworthiness and financial condition of our counterparties and inherent uncertainty surrounding the litigation process and our ability to accurately predict the determination of complex issues of fact and law;

•

Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13. Restructuring” that we estimate that future rent obligations will be paid in cash through 2017, which statement is subject to certain risks and uncertainties, including, without limitation unanticipated amendments to our leased facilities; unanticipated demands on our cash and our inability to accurately predict the effectiveness of our restructuring plans;

•

Our statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16. Income Taxes” regarding (i) our intention to reinvest undistributed earnings from foreign subsidiaries for expansion of our business operations outside of the United States on an indefinite basis; and (ii) our belief that adequate accruals have been provided for any potential adjustments that may result from current examination by several state tax authorities, which statements are subject to certain risks and uncertainties, including, without limitation, changes in state tax law; unanticipated interpretations of tax law; changes in strategy with respect to undistributed earnings from foreign subsidiaries and our inability to adequately estimate the amount of potential adjustments; and

•

Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18. Stock-Based Compensation and Employee Benefit Plans” that we do not anticipate paying any cash dividends in the foreseeable future, which statement is subject to certain risks and uncertainties, including, without limitation, the possibility that we may deem it appropriate or advisable to declare a dividend.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of Novellus. Our MD&A addresses the following topics:

•	Overview of Our Business and Industry;

•	Financial Performance Overview;

•	Critical Accounting Policies;

•	Recent Accounting Pronouncements;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations.

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

Our Industrial Applications Group (IAG), develops, manufactures, sells and supports grinding, lapping and polishing equipment for fine-surface optimization and serves a broad spectrum of industrial applications. Our IAG business depends on capital expenditures made by manufacturers in sectors such as automotive, aircraft and electronic products, parts and components. At the broadest level, the demand for machine tools is highly sensitive to macroeconomic conditions as our customer base includes some of the most cyclically sensitive industries in the economy. Such variables as the outlook for overall economic growth, fixed investment, and durable goods shipments directly affect the growth of our business. Our industrial business also depends on niche applications. For example, our operations have been increasingly affected by the prime wafer industry which, like the semiconductor segment, is characterized by intense competition and rapidly changing technology.

As a supplier to global semiconductor and semiconductor-related industries, we are subject to business cycles and trends which are difficult to predict. As demand for advanced technology continues to grow, the industry adapts to working with ever smaller device geometries and faster technology cycles. As a result, chipmakers are focused on balancing their need for innovative technology while optimizing each unit process involved in the manufacturing cycle. This transition, and the opportunities that accompany it, are at the heart of Novellus’ strategy to build on its productivity advantage while offering cutting edge technology to the world’s leading semiconductor device manufacturers.

Our shipments, revenues, and net income increased significantly in 2010 compared to 2009. During 2010, our business benefitted from increased demand for semiconductor products driven in part by (i) a corporate refresh cycle for the personal computer, (ii) an increased market for enterprise storage utilizing a solid-state hybrid architecture, which has stimulated demand for NAND flash, and (iii) a robust smart phone market. We believe that growth in the semiconductor market in 2011 is likely to be driven by the same demand drivers, including the introduction of new computer tablet products. We also believe that the current global communication infrastructure is not sufficiently robust to support the growing demand for mobile graphics and video, both domestically and in Asian markets. Lastly, we believe the information technology applications for use in defense and intelligence have room for significant improvements and further proliferation. As a result, we continue to believe the necessary demand drivers to promote long-term growth for our business remain intact.

We believe that demand for our products will continue to increase as our customers’ capital expenditures increase to meet growing demand for semiconductor devices. Historically, however, any improvement in demand for semiconductor manufacturing equipment has occurred at an uneven pace. The current unstable macroeconomics for the general economy and weakening of memory prices could potentially affect some of our customers’ profitability and forecasted levels of investment in capital equipment in the short-term. Accordingly, any forecasts about demand for wafer fabrication equipment in the near term are subject to uncertainty, and we could experience significant volatility in our quarterly results of operations over the next several quarters.

We focus on certain key financial data to manage our business. Net sales, gross profit, net income, and net income per share are the primary measures we use to monitor performance. We also use certain non-GAAP measures, such as shipments and net orders to assess business trends and performance. We discuss these non-GAAP measures because we believe these metrics assist investors to assess certain business trends in the same way that these trends are analyzed by management. Shipments consist of products shipped to customers, without regard to net sales adjustments such as deferrals associated with customer acceptance. Net orders, which in our industry are also referred to as bookings, consist of current period orders less current period cancellations and other adjustments. Shipments and net orders are used to forecast and plan future operations. We do not report orders for systems with delivery dates more than 12 months from the latest balance sheet date.

The following table sets forth certain quarterly and annual financial information for the periods indicated (dollar amounts in thousands, except per share data):

	Quarterly Financial Data				Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Net sales	$276,229	$321,369	$367,203	$384,357	$1,349,158
Gross profit	$133,967	$156,938	$180,429	$194,000	$665,334
Net income	$41,256	$63,308	$76,265	$81,503	$262,332
Diluted net income per share	$0.43	$0.66	$0.82	$0.89	$2.79
Shipments	$282,816	$332,083	$363,290	$417,947	$1,396,136
Change in shipments from prior period	16%	17%	9%	15%	124%
Net orders	$321,363	$384,856	$406,888	$410,640	$1,523,747
Change in net orders from prior period	25%	20%	6%	1%	147%

	Quarterly Financial Data				Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Net sales	$98,913	$119,208	$176,879	$244,194	$639,194
Gross profit	$25,738	$31,006	$70,708	$113,638	$241,090
Net income (loss)	$(66,392)	$(50,008)	$(4,026)	$35,191	$(85,235)
Diluted net income (loss) per share	$(0.69)	$(0.52)	$(0.04)	$0.36	$(0.88)
Shipments	$92,130	$119,982	$165,446	$244,485	$622,043
Change in shipments from prior period	(48)%	30%	38%	48%	(35)%
Net orders	$77,795	$111,187	$171,548	$257,610	$618,140
Change in net orders from prior period	(6)%	43%	54%	50%	(24)%

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

Financial Performance Overview

The following is an overview of our financial performance for the year ended December 31, 2010 compared to the year ended December 31, 2009:

•	Net sales increased 111.1% to $1.3 billion from $639.2 million;

•	Net income improved by $347.6 million to a net income of $262.3 million from net loss of $85.2 million;

•	Diluted net income per share improved to $2.79 from a net loss of $0.88 per share;

•	Shipments increased 124.4% to $1.4 billion from $622.0 million; and

•	Net orders increased 146.5% to $1.5 billion from $618.1 million.

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

Our equipment sales generally have two elements: the equipment and installation of that equipment. While installation is not essential to the functionality of the delivered equipment, for many of our sales contracts, final payment is not billable until customer acceptance. Provided that we meet defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. For those sales contracts where final payment is not billable until customer acceptance, the revenue associated with final payment (which typically exceeds the fair value of the installation) is recognized upon customer acceptance. This practice creates variability in our gross margin, as certain revenue related to customer acceptance is recognized with little or no associated costs, which may not be indicative of our future operating performance.

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

In October 2009, new authoritative guidance was issued addressing revenue arrangements with multiple deliverables. In addition to certain changes in accounting for and disclosure of revenue recognition for multiple element arrangements, this new authoritative guidance eliminates the use of the residual method. We will adopt this authoritative guidance beginning in the first quarter of our fiscal year 2011. See Note 2 to our Consolidated Financial Statements.

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

Goodwill and Other Intangible Assets

We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. We perform our annual goodwill impairment test separately for each of our reporting units in the fourth quarter of each fiscal year. We define reporting units as the individual segments in which we operate. The first step of the test identifies whether potential impairment may have occurred, and the second step measures the amount of the impairment, if any. Impairment is present when the carrying amount of net assets exceeds the fair value estimated during the first step of our impairment test. The estimation of the fair value of each reporting unit is determined based upon data generated from a discounted cash flow model, known as the income approach, and a comparable market price model, known as the market approach. The income approach requires us to make a number of assumptions, including future growth rates, expense trends and working capital turnover ratios for each reporting unit over an extended period of time. Although the assumptions we utilize are consistent with the assumptions used to generate our annual strategic plan, there is significant judgment in the timing and level of future cash flows attributable to each reporting unit. If our future operating results do not meet current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units, future impairment charges related to goodwill or long-lived assets may be required.

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

We recognize deferred tax assets and liabilities using statutory tax rates for temporary differences between the book and tax basis of recorded assets and liabilities, net operating losses and tax credit carryforwards. As of December 31, 2010, we had net deferred tax assets of $103.1 million, net of our valuation allowance of $19.0 million. We have considered all sources of taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance and believe that our remaining net deferred tax assets will be realized. If, in the future, we determine that we would not be able to realize all or part of our net deferred tax assets, an additional valuation allowance would increase tax expense in the period in which such determination is made.

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

Warranty Obligations

We generally provide warranty coverage for a predetermined amount of time on systems, modules, and spares for material and labor to repair and service the equipment. We record the estimated cost of warranty coverage to cost of sales when revenue is recognized. The estimated cost of warranty is determined by the warranty term and the historical labor and material costs for a specific product. We review the actual product failure, material usage rates and labor costs on a quarterly basis and adjust our warranty liability as necessary.

Stock-Based Compensation Expense

Stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially affect our operating results. For our performance-based awards, we accrue compensation cost when it is probable that the performance condition will be achieved. We assess probability of achievement on a quarterly basis. See Note 18 to our Consolidated Financial Statements for further disclosures regarding the impact of stock-based compensation on our Consolidated Financial Statements and significant estimates used.

Investments

Our investments are designated as available-for-sale securities and are reported at fair value. Investments with original maturities greater than 90 days which are available for use in current operations are considered to be short-term investments, except for our investments in auction-rate-securities. Our auction-rate securities with scheduled maturities in excess of one-year from the balance sheet date are considered long-term as there is no active market to sell these securities. In valuing our investments, we predominantly use market data or data derived from market sources. When markets are not considered to be active we may use (i) observable market prices in less active markets, (ii) non-binding market prices that are corroborated by observable market data, or (iii) quoted market prices for similar instruments. When market data is not available, we employ a cash-flow-based modeling technique to arrive at the recorded fair value. This process involves incorporating our assumptions about the anticipated term and yield that a market participant would require to purchase the security in the marketplace. Temporary unrealized gains and losses are recorded within other comprehensive income (loss) (OCI). Changes in the fair value of our investments affect our net income only when such investments are sold or when an other than temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by using the amortized cost of the specific security sold. As of December 31, 2010, we have recognized an unrealized temporary impairment loss of $8.5 million within OCI primarily associated with the fair-value assessment of our auction-rate securities. See Note 4 to our Consolidated Financial Statements.

Contingencies and Litigation

We are currently involved in certain legal proceedings and claims arising in the ordinary course of business. The outcomes of these legal proceedings and claims brought against us are subject to significant uncertainty. We accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost. We disclose a range of losses of an adverse judgment if, in our estimation, the outcome is reasonably possible and we can reasonably estimate that range. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of strategies including settlement or litigation. Due to the inherent uncertainty of litigation, there can be no assurance that the ultimate resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations and financial position.

Recent Accounting Pronouncements

For a description of recently adopted and issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements, see Note 2 to our Consolidated Financial Statements.

Results of Operations

Net Sales

	Years Ended December 31,			% Change in 2010	% Change in 2009
	2010	2009	2008
	(Dollars in thousands)
Semiconductor Group	$1,284,468	$569,324	$837,651	126%	(32)%
Industrial Applications Group	64,690	69,870	173,353	(7)%	(60)%

Net sales	$1,349,158	$639,194	$1,011,004	111%	(37)%

Net sales are correlated to shipments in the current period, previously reported shipments and timing of customer acceptance.

Semiconductor Group net sales increased $715.1 million, or 126%, slightly offset by a decrease in net sales in the Industrial Applications Group of $5.2 million, or 7%, from 2009 to 2010. The consolidated increase is primarily due to the recovery experienced in both the macroeconomic environment and the semiconductor industry, as end markets significantly improved, which resulted in increased expenditures on semiconductor manufacturing equipment. The revenue generated from our top 10 customers increased from $451.5 million to $1.0 billion as our customers engaged in both capacity expansion and new technology purchases. Industrial Applications Group 2010 net sales remained relatively flat from 2009 but were negatively affected by unfavorable foreign currency translation rates which reduced net sales by 6%.

Semiconductor Group net sales decreased $268.3 million, or 32%, and Industrial Applications Group net sales decreased $103.5 million, or 60%, from 2008 to 2009 primarily due to the continuation of the world-wide economic downturn and general unavailability of credit that began in 2008. Semiconductor Group net sales began to steadily recover in the last three quarters of 2009, resulting in fourth quarter 2009 net sales of $226.7 million, which represented over 35% of fiscal 2009 total net sales. No meaningful recovery was seen in the Industrial Application Group through the fourth quarter of 2009.

Geographical net sales as a percentage of total net sales based on the location of our customers’ facilities were as follows:

	Years Ended December 31,
	2010	2009	2008
Greater China	40%	37%	28%
United States	24%	29%	31%
Korea	23%	17%	17%
Europe	9%	11%	12%
Japan	4%	6%	12%

Gross Profit

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Gross profit	$665,334	$241,090	$435,944
% of net sales (gross margin)	49%	38%	43%

Gross margin in 2010 was 49%, an increase of 11 percentage points compared to 2009 gross margin of 38%. This improvement in gross margin was driven by favorable product mix and economies of scale from manufacturing and logistics infrastructure due to the 124% increase in shipments. Lower inventory write-downs, including sales of previously written-down inventory, accounted for 2 percentage points of the total increase in gross margin compared to 2009.

Gross margin in 2009 was 38%, and declined by 5 percentage points compared to 2008 gross margin of 43%. The primary reason for the decrease was the 35% decline in shipments compared to 2008, resulting in less absorption of our manufacturing and logistics costs. Lower inventory write-downs, including sales of previously written-down inventory, accounted for a 1 percentage point increase in gross margin over 2008.

Our gross profit from period to period is also affected by the timing of when revenue for certain product sales is recognized in accordance with our revenue recognition policy. See Note 2 to our Consolidated Financial Statements for further disclosure of our policy on revenue recognition.

Selling, General and Administrative (SG&A)

	Years Ended December 31,			% Change in 2010	% Change in 2009
	2010	2009	2008
	(Dollars in thousands)
SG&A expense	$189,483	$164,125	$224,233	15%	(27)%
% of net sales	14%	26%	22%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales and administrative personnel as well as travel expenses and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

SG&A expense in 2010 was $189.5 million, an increase of 15% from 2009. The increase in SG&A expense was primarily due to additional variable compensation costs and stock-based compensation expense from the adoption of our accelerated stock vesting retirement plan. SG&A expense decreased as a percentage of net sales primarily as a result of the 111% increase in net sales from the prior year.

SG&A expense in 2009 was $164.1 million, a reduction of 27% from 2008. The decrease in SG&A expense is primarily related to a 25% reduction in employee headcount and other general cost reduction efforts. SG&A expense increased as a percentage of net sales as a result of the decline in net sales from 2008.

Research and Development (R&D)

	Years Ended December 31,			% Change in 2010	% Change in 2009
	2010	2009	2008
	(Dollars in thousands)
R&D expense	$174,740	$149,101	$219,660	17%	(32)%
% of net sales	13%	23%	22%

R&D expense includes compensation and benefits for research and development personnel, project materials, chemicals and other direct expenses incurred in product and technology development. Also included are expenses for depreciation, rents, utilities and equipment repairs and maintenance. Our investments in R&D over the past several years reflect our commitment to the continuous improvement of our current product lines and the development of new products and technologies. We continue to believe that investment in R&D is required to remain competitive, and we plan to continue to invest in new products and enhancement of our current product lines.

R&D expense increased $25.6 million or 17% from 2009, primarily due to additional variable compensation costs and stock-based compensation expense from the adoption of our accelerated stock vesting retirement plan, and an increase in targeted R&D spend over the prior year. R&D expense decreased as a percentage of net sales primarily as a result of the 111% increase in net sales from the prior year.

R&D expense in 2009 was $149.1 million, a 32% decrease from 2008. The decrease in R&D expense is primarily related to a 12% reduction in employee headcount along with other general cost reduction efforts, including cutbacks in R&D project spending.

Impairment of Goodwill

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Impairment of goodwill	$0	$0	$99,522
% of net sales	0%	0%	10%

In 2008, we incurred a non-cash goodwill impairment charge of $99.5 million to reduce the carrying value of goodwill within our Industrial Applications Group reporting unit. Further discussion of this charge is included in Note 10 to our Consolidated Financial Statements. No goodwill impairment charges were incurred in 2010 or 2009.

Income Taxes

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Provision for income taxes	$42,326	$15,854	$8,614
% of income (loss) before income taxes	14%	(23)%	(8)%

As a result of our global business structure, in periods of profitability we expect to achieve tax rates lower than current federal rates as we benefit from a geographical mix of income at lower rates. Likewise, in periods of operating losses, certain losses may accumulate in lower tax rate jurisdictions, which reduce our tax benefit. Our effective tax rate for 2010 reflects the favorable effect of income in lower tax jurisdictions, while our effective tax rates in 2009 and 2008 reflect the unfavorable effect of losses in lower tax rate jurisdictions.

Our 2009 provision also includes: (i) charges of $20.2 million to reduce previously recognized deferred tax assets due to a California tax law enacted during the year; (ii) a net tax benefit of $20.7 million due to the utilization of net operating loss carryforwards; and (iii) incremental tax expense of $22.1 million to increase net unrecognized tax benefits, primarily related to a review of our intercompany agreements that resulted in a modification that had no immediate effect on operating cash flow and is expected to reduce our tax liability in future years.

The 2008 effective tax rate was negatively affected by the $99.5 million goodwill impairment charge, most of which was non-deductible for tax purposes.

Liquidity and Capital Resources

The following sections discuss the effect of changes in our balance sheet, as well as the effects of our contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

We classify our investments as short-term based on their nature and availability for use in current operations. The overall credit quality of our portfolio is strong, with our cash equivalents and short-term investments consisting primarily of high quality, investment-grade securities. Our strong cash, cash equivalent and short-term investment position allows us to use our cash resources for acquisitions, working capital needs, and repurchases of common stock.

We have historically financed our operating and capital resource requirements through cash flows from operations and borrowings. Cash provided by operating activities will fluctuate from period to period due to fluctuations in operating results, the rate at which our customers can accept orders, the timing and collection of accounts receivable, and required inventory levels, among other things.

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of December 31, 2010, we do not have significant commitments for capital expenditures. In the future, we may consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings. In connection with funding capital expenditures, increasing our working capital, or completing any acquisitions, we may seek to obtain debt or equity financing. We may also need to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated.

Cash, Cash Equivalents and Short-Term Investments

	December 31, 2010	December 31, 2009	Change
	(Dollars in thousands)
Cash and cash equivalents	$247,055	$142,047	$105,008
Short-term investments	424,196	359,323	64,873

Total cash, cash equivalents, and short-term investments	$671,251	$501,370	$169,881

Our increase in cash, cash equivalents and short-term investments of $169.9 million was primarily the result of cash generated from operations during the year of $336.4 million, which increased $273.1 million from 2009, and proceeds from the issuance of common stock of $106.2 million pursuant to employee stock compensation plans. These cash generating factors were partially offset by the repurchase of common stock through our stock repurchase plan of $273.1 million.

Restricted Cash, Cash Equivalents and Long-Term Investments

	December 31, 2010	December 31, 2009	Change
	(Dollars in thousands)
Restricted cash and cash equivalents	$121,226	$133,105	$(11,879)
Long-term investments	68,645	78,763	(10,118)

Total restricted cash, cash equivalents, and long-term investments	$189,871	$211,868	$(21,997)

Restricted cash and cash equivalents are primarily money market funds and Euro-denominated time-based deposits held to secure our debt obligations. Our decrease of $11.9 million in restricted cash and cash equivalents from 2009 is consistent with the decrease in Euro-denominated long-term debt obligations, which was driven by fluctuations in the exchange rate.

Long-term investments consist of tax-exempt auction-rate securities, whose underlying assets are either student loans substantially backed by the federal government or closed-end municipal funds. Since 2008, our auction-rate securities have been illiquid as a result of failed auctions. An auction failure occurs when the parties wishing to sell securities at auction cannot. We classify these investments as long-term in our Consolidated Balance Sheet as we may have limited or no opportunities to liquidate these investments and fully recover their par value in the near term. Our decrease in long-term investments of $10.1 million is due to redemptions of auction-rate securities of $12.4 million during 2010. The effects of the redemptions were partially offset by the reduction in unrealized losses from December 31, 2009 related to our auction-rate portfolio.

Accounts Receivable, Net

	December 31, 2010	December 31, 2009	Change
	(Dollars in thousands)
Accounts receivable, net	$256,731	$150,624	$106,107
Days sales outstanding (DSO)	52	61	(9)

Accounts receivable increased $106.1 million, or 70%, compared with December 31, 2009. This increase is due to higher shipments during 2010 in comparison to 2009 and was partially offset by improved DSO over the same period as a result of our collection efforts.

Inventories

	December 31, 2010	December 31, 2009	Change
	(Dollars in thousands)
Inventories	$208,894	$162,213	$46,681
Annualized inventory turns	3.5	2.4	1.1

The increase in inventories of $46.7 million from $162.2 million at December 31, 2009 is consistent with increased customer demand for our products in 2010 compared with 2009. Within inventories, there was an increase of $21.8 million in purchased and spare parts inventory and $14.7 million in finished goods inventory. All inventories are recorded at the lower of cost or market.

Credit Arrangements

We have $45.4 million of short-term credit facilities available with various financial institutions. These credit facilities bear interest at various rates and expire on various dates through August 2011. As of December 31, 2010, $5.0 million of our credit facilities were pledged against outstanding letters of credit and the remainder was unutilized. As of December 31, 2010, we had $0.5 million of capital lease obligations outstanding, of which $0.4 million was classified as long-term.

On June 17, 2009, we entered into a three-year credit agreement, which was amended on September 23, 2009 (the Agreement), with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 75 basis points. The outstanding balance is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank, which was due and payable on June 25, 2009. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in 2004 and for general corporate purposes. As of December 31, 2010 and 2009, we had 79.5 million Euros outstanding under the Agreement at an effective interest rate of 1.47% and 1.2%, respectively, which equaled $105.2 million and $114.1 million as of such dates, respectively. The Agreement is secured by deposits in money market funds at a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within non-current restricted cash and cash equivalents on our Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants, which are subject to various exceptions and qualifications. We were in compliance with these covenants as of December 31, 2010.

Stock Repurchase Program

Our Board of Directors has authorized repurchases of our outstanding common stock through October 2011. As of December 31, 2010, we had $540.1 million available for stock repurchases under these authorizations. During the years ended December 31, 2010, 2009 and 2008, 10.1 million, 1.1 million and 9.0 million shares, respectively, were repurchased under this plan for $263.5 million, $23.1 million and $193.0 million, respectively, at a weighted average purchase price of $25.97, $20.79 and $21.50 per share, respectively.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted.

In addition, we also repurchased shares under our stock incentive plans to pay the minimum statutory withholding for income taxes on behalf of the grantee. During the years ended December 31, 2010, 2009 and 2008, the repurchase amounts were $9.5 million, $7.6 million, and $2.4 million, respectively. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

Off-Balance Sheet Arrangements

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate during the ordinary course of business. As of December 31, 2010, the maximum potential amount of future payments that we could be required to make under these letters of credit was $5.0 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Guarantee and Indemnity Arrangements

We have guarantee arrangements on behalf of certain of our subsidiaries for short-term borrowings and operating leases. In the event of default on these arrangements, we would have a maximum exposure of $24.4 million as of December 31, 2010. We also had guarantee arrangements outstanding with financial institutions for loans to non-executive employees of $0.5 million as of December 31, 2010. We also indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California.

Contractual Obligations

The following is a table summarizing our contractual obligations and purchase commitments under borrowing arrangements, future minimum lease payments under all non-cancelable operating leases, capital lease obligations, and other long-term liabilities as of December 31, 2010.

	Years Ending December 31,						Sublease Income	Net Total
	2011	2012	2013	2014	2015	Thereafter
	(Dollars in thousands)
Non-cancelable operating leases	$10,279	$6,255	$5,826	$5,469	$4,029	$6,615	$(13,192)	$25,281
Purchase and other commitments	7,017	5,328	1,871	1,954	1,500	0	0	17,670
Debt obligations and interest (1)	1,549	105,974	0	0	0	0	0	107,523
Capital lease obligations and interest (1)	135	135	135	135	45	0	0	585
Other long-term liabilities	0	7,945	1,121	1,021	940	9,092	0	20,119

Total contractual obligations	$18,980	$125,637	$8,953	$8,579	$6,514	$15,707	$(13,192)	$171,178

(1)	Interest on our Euro-denominated debt obligation is calculated utilizing the effective interest rate of 1.47% as of December 31, 2010. Interest on capital lease obligations is calculated at a fixed rate of 8.12%.

Other non-current liabilities in our Consolidated Balance Sheet consist primarily of other compensation arrangements, deferred tax liabilities, and unrecognized tax benefits and the related gross interest and penalties. As of December 31, 2010, liabilities related to our other compensation arrangements of $8.5 million are not reflected in the above table due to the absence of stated maturities. In addition, as of December 31, 2010, we had non-current deferred tax liabilities of $3.8 million, unrecognized tax benefits of $57.9 million, and interest and penalties of $3.5 million. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in connection with these liabilities; therefore, these amounts are not included in the table above.

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

We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of the underlying issuers. Excluding our investments in auction rate securities, our portfolio includes only short-term investments with active secondary or resale markets.

The interest rates on the majority of our obligations are floating. Therefore, our operating results are affected by the interest rate changes to variable-rate short-term and long-term borrowings.

The tables below present the amounts we recorded and related weighted average interest rates by year of contractual maturity for our investment portfolio and debt obligations as of December 31, 2010 and 2009. The amounts presented in the tables below approximate fair value.

	Periods of Maturity					Total
December 31, 2010	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	Over 10 Years
	(In thousands)
Assets:
Cash and cash equivalents	$247,055	$0	$0	$0	$0	$247,055
Average interest rate	0.17%	0%	0%	0%	0%	0.17%
Short-term investments	$180,631	$148,485	$0	$9,000	$82,349	$420,465
Average interest rate	3.01%	2.31%	0%	0.34%	0.79%	2.27%
Long-term investments	$0	$0	$0	$0	$68,645	$68,645
Average interest rate	0%	0%	0%	0%	0.71%	0.71%
Restricted cash and cash equivalents	$121,226	$0	$0	$0	$0	$121,226
Average interest rate	0.15%	0%	0%	0%	0%	0.15%

Liabilities:
Short-term borrowings	$98	$0	$0	$0	$0	$98
Average interest rate	8.12%	0%	0%	0%	0%	8.12%
Long-term borrowings	$0	$106,697	$0	$0	$0	$106,697
Average interest rate	0%	1.47%	0%	0%	0%	1.47%

	Periods of Maturity					Total
December 31, 2009	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	Over 10 Years
	(In thousands)
Assets:
Cash and cash equivalents	$142,047	$0	$0	$0	$0	$142,047
Average interest rate	0.13%	0%	0%	0%	0%	0.13%
Short-term investments	$164,549	$175,481	$0	$1,520	$14,075	$355,625
Average interest rate	3.95%	3.35%	0%	1.54%	1.34%	3.54%
Long-term investments	$0	$0	$1,305	$0	$77,458	$78,763
Average interest rate	0%	0%	0.63%	0%	0.67%	0.66%
Restricted cash and cash equivalents	$133,105	$0	$0	$0	$0	$133,105
Average interest rate	0.14%	0%	0%	0%	0%	0.14%

Liabilities:
Short-term borrowings	$13	$0	$0	$0	$0	$13
Average interest rate	5.00%	0%	0%	0%	0%	5.00%
Long-term borrowings	$0	$114,599	$0	$0	$0	$114,599
Average interest rate	0%	1.18%	0%	0%	0%	1.18%

The “less than 1 year” category of short-term investments contains $15.4 million and $13.9 million as of December 31, 2010 and 2009, respectively, of other investments that do not have contractual maturities. The tables exclude interest receivable of $3.7 million as of both December 31, 2010 and 2009, which is included in short-term investments on the Consolidated Balance Sheet.

As of December 31, 2010, we held tax-exempt auction-rate securities with an estimated fair value of $68.6 million, whose underlying assets are either student loans substantially backed by the federal government or closed-end municipal funds. Since 2008, our auction-rate securities have been illiquid as a result of failed auctions. An auction failure occurs when the parties wishing to sell securities at auction cannot. As a result, we may have limited or no opportunities to liquidate these investments and fully recover their stated value in the near term. These investments are classified as long-term in our Consolidated Balance Sheets. As of December 31, 2010, we currently have a cumulative temporary unrealized loss of $8.5 million within OCI.

Foreign Currency Risk

We conduct business in various countries located primarily in Europe and Asia. We are therefore exposed to changes in exchange rates of currencies in those regions. We utilize foreign currency forward contracts to mitigate our exposure to changes in exchange rates by hedging intercompany balances denominated in currencies other than the U.S. dollar, hedging our net investment in certain foreign subsidiaries and by designating certain forward contracts as cash flow hedges on transactions in which costs are denominated in U.S. dollars but the related revenues are generated in a foreign currency. As of December 31, 2010 and 2009, we had 79.5 million Euros outstanding under our Euro-denominated floating-rate debt with Bank of America N.A. of which 34.9 million and 27.1 million Euros, respectively, was used to mitigate the economic impact of our net investment in certain foreign subsidiaries and was designated as a net investment hedge. Our remaining foreign currency risk associated with our Euro-denominated debt is mitigated through our restricted cash holdings in Euros and our net intercompany assets held in Euros. Our hedging program is generally designed to minimize the economic impact of foreign currency fluctuations. We do not use foreign currency forward exchange contracts for speculative or trading purposes. For further discussion related to the accounting treatment of our derivative instruments see Note 2 and Note 6 to our Consolidated Financial Statements. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of our contracts outstanding as of December 31, 2010 and 2009.

	December 31, 2010
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In thousands, except for average contract rate)
Foreign currency forward exchange contracts:
Japanese yen	$22,364	84.95	$(1,418)
Chinese renminbi	6,776	6.62	(8)
Swiss franc	4,236	0.95	0
Taiwan dollar	1,663	29.42	(1)
Other	(1)		(2)

	$35,038		$(1,429)

	December 31, 2009
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In thousands, except for average contract rate)
Foreign currency forward exchange contracts:
Japanese yen	$6,473	91.56	$(173)
Swiss franc	1,453	1.04	0
Chinese renminbi	478	6.83	(2)
Israeli shekel	(307)	3.79	(6)
Other	(2)		(3)

	$8,095		$(184)

Item 8.	Financial Statements and Supplementary Data

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Net sales	$1,349,158	$639,194	$1,011,004
Cost of sales	683,824	398,104	575,060

Gross profit	665,334	241,090	435,944

Selling, general and administrative	189,483	164,125	224,233
Research and development	174,740	149,101	219,660
Restructuring and other charges, net	1,373	3,840	4,545
Impairment of goodwill	0	0	99,522

Total operating expenses	365,596	317,066	547,960

Operating income (loss)	299,738	(75,976)	(112,016)

Interest income	7,153	9,569	17,600
Interest expense	(1,525)	(2,073)	(7,021)
Other income (expense), net	(708)	(901)	(5,659)

Interest and other income (expense), net	4,920	6,595	4,920

Income (loss) before provision for income taxes	304,658	(69,381)	(107,096)
Provision for income taxes	42,326	15,854	8,614

Net income (loss)	$262,332	$(85,235)	$(115,710)

Net income (loss) per share:
Basic	$2.83	$(0.88)	$(1.18)

Diluted	$2.79	$(0.88)	$(1.18)

Shares used in basic per share calculations	92,690	96,487	98,083

Shares used in diluted per share calculations	94,084	96,487	98,083

See accompanying Notes to Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$247,055	$142,047
Short-term investments	424,196	359,323
Accounts receivable, net of allowance for doubtful accounts of $1,755 in 2010 and $2,606 in 2009	256,731	150,624
Inventories	208,894	162,213
Deferred tax assets, net	49,995	46,900
Other current assets	15,530	36,715

Total current assets	1,202,401	897,822
Property and equipment, net	218,569	239,111
Non-current restricted cash and cash equivalents	121,226	133,105
Long-term investments	68,645	78,763
Goodwill	125,043	126,438
Other non-current assets	96,513	83,739

Total assets	$1,832,397	$1,558,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$82,006	$72,656
Accrued payroll and related expenses	63,725	21,566
Accrued warranty	29,512	17,014
Other current liabilities	70,444	49,584
Income taxes payable	15,631	1,580
Deferred profit	29,693	9,094

Total current liabilities	291,011	171,494
Long-term debt obligations	105,592	114,147
Long-term income taxes payable	61,381	48,332
Other non-current liabilities	46,275	45,228

Total liabilities	504,259	379,201
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value; authorized shares — 10,000; no shares issued and outstanding	0	0
Common stock, no par value; authorized shares — 240,000; shares issued and outstanding — 90,988 in 2010 and 96,867 in 2009	1,206,887	1,179,220
Retained earnings	124,132	5,226
Accumulated other comprehensive loss	(2,881)	(4,669)

Total shareholders’ equity	1,328,138	1,179,777

Total liabilities and shareholders’ equity	$1,832,397	$1,558,978

See accompanying Notes to Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$262,332	$(85,235)	$(115,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of property and equipment, net	1,113	518	2,565
Impairment of goodwill	0	0	99,522
Depreciation and amortization	39,952	46,861	63,317
Deferred income taxes	(5,147)	5,788	(7,834)
Stock-based compensation	48,165	30,388	32,563
Excess tax benefit from stock-based compensation	(3,343)	(850)	(98)
Other-than-temporary impairment of investments	0	0	4,228
Other non-cash charges, net	6,427	9,467	6,507
Changes in operating assets and liabilities:
Accounts receivable, net	(105,370)	(8,343)	198,215
Inventories	(44,546)	53,904	45,797
Other assets	5,395	18,742	(28,892)
Accounts payable and accrued liabilities	9,136	21,865	(32,636)
Accrued payroll and related expenses	44,605	(11,175)	(34,304)
Accrued warranty	15,444	(10,901)	(24,397)
Income taxes payable	26,793	2,369	18,309
Deferred profit	20,908	(5,797)	(37,646)
Other liabilities	14,556	(4,272)	(270)

Net cash provided by operating activities	336,420	63,329	189,236

Cash flows from investing activities:
Proceeds from sales of investments	288,788	246,934	390,595
Proceeds from maturities of investments	178,689	25,926	84,310
Purchases of investments	(521,932)	(328,445)	(452,936)
Capital expenditures	(19,908)	(11,891)	(17,903)
Proceeds from sale of property and equipment	0	1,267	92
Decrease (increase) in restricted cash and cash equivalents	6,602	(13,003)	41,348
Business acquisitions	0	(194)	(1,913)
Purchase of intangible assets	0	(2,000)	0

Net cash provided by (used in) investing activities	(67,761)	(81,406)	43,593

Cash flows from financing activities:
Proceeds from the issuance of debt obligations	0	110,632	0
Payments on debt obligations	(67)	(110,608)	(25,972)
Repayments of lines of credit, net	(5)	(1,255)	(965)
Proceeds from employee stock compensation plans	106,194	7,251	10,669
Repurchases of common stock	(273,067)	(30,656)	(208,129)
Excess tax benefit from stock-based compensation	3,343	850	98

Net cash used in financing activities	(163,602)	(23,786)	(224,299)

Effects of exchange rate changes on cash and cash equivalents	(49)	(422)	731

Net change in cash and cash equivalents	105,008	(42,285)	9,261
Cash and cash equivalents at beginning of period	142,047	184,332	175,071

Cash and cash equivalents at end of period	$247,055	$142,047	$184,332

Supplemental disclosures:
Cash paid during the year for:
Interest	$1,448	$2,203	$6,837
Income taxes, net	$9,641	$3,906	$27,461

See accompanying Notes to Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
Balance, December 31, 2007	105,344	$1,219,533	$304,278	$5,276	$1,529,087
Components of comprehensive loss:
Net loss	0	0	(115,710)	0	(115,710)
Net change in unrealized loss on investments, net of tax	0	0	0	(10,647)	(10,647)
Foreign currency translation adjustments, net of tax	0	0	0	(7,059)	(7,059)
Net change in unrealized gain on derivative instruments	0	0	0	1,441	1,441
Net change in unrealized loss on pension obligation	0	0	0	(847)	(847)

Comprehensive loss					(132,822)

Issuance of common stock under employee compensation plans, net	721	13,335	(263)	0	13,072
Income tax provision for activity in employee stock plans	0	(2,620)	0	0	(2,620)
Stock-based compensation	0	33,074	0	0	33,074
Repurchases of common stock	(8,976)	(104,685)	(88,324)	0	(193,009)

Balance, December 31, 2008	97,089	1,158,637	99,981	(11,836)	1,246,782
Adoption of new authoritative guidance for other-than-temporary impairments for debt securities	0	0	3,491	(3,491)	0
Components of comprehensive loss:
Net loss	0	0	(85,235)	0	(85,235)
Net change in unrealized gain on investments	0	0	0	7,281	7,281
Foreign currency translation adjustments, net of tax	0	0	0	3,168	3,168
Net change in unrealized gain on derivative instruments	0	0	0	1,010	1,010
Net change in unrealized loss on pension obligation, net of tax	0	0	0	(801)	(801)

Comprehensive loss					(74,577)

Issuance of common stock under employee compensation plans	1,235	10,740	0	0	10,740
Income tax provision for activity in employee stock plans	0	(2,577)	0	0	(2,577)
Stock-based compensation	0	30,065	0	0	30,065
Repurchases of common stock	(1,457)	(17,645)	(13,011)	0	(30,656)

Balance, December 31, 2009	96,867	1,179,220	5,226	(4,669)	1,179,777
Components of comprehensive income:
Net income	0	0	262,332	0	262,332
Net change in unrealized loss on investments	0	0	0	(520)	(520)
Foreign currency translation adjustments, net of tax	0	0	0	2,381	2,381
Net change in unrealized loss on derivative instruments	0	0	0	(949)	(949)
Net change in unrealized gain on pension obligation, net of tax	0	0	0	876	876

Comprehensive income					264,120

Issuance of common stock under employee compensation plans	4,282	108,960	0	0	108,960
Income tax provision for activity in employee stock plans	0	(350)	0	0	(350)
Stock-based compensation	0	48,698	0	0	48,698
Repurchases of common stock	(10,161)	(129,641)	(143,426)	0	(273,067)

Balance, December 31, 2010	90,988	$1,206,887	$124,132	$(2,881)	$1,328,138

See accompanying Notes to Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of the Business

Novellus Systems, Inc., together with its subsidiaries, is primarily a supplier of semiconductor manufacturing equipment used in the fabrication of integrated circuits. We are focused on delivering innovative interconnect products and technologies that meet the increasingly complex and demanding needs of the world’s largest semiconductor manufacturers. The manufacturing equipment that we build, market and service provides today’s semiconductor device manufacturers with high productivity and low total cost of ownership. The segment of our business serving this area is the Semiconductor Group. Novellus also develops, manufactures, sells and supports grinding, lapping and polishing equipment for a broad spectrum of industrial applications. The segment of our business serving this market is the Industrial Applications Group.

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

Our equipment sales generally have two elements: the equipment and installation of that equipment. While installation is not essential to the functionality of the delivered equipment, final payment is not billable until customer acceptance for many of our sales contracts. Provided that we meet defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. For those sales contracts where final payment is not billable until customer acceptance, the revenue associated with final payment (which typically exceeds the fair value of the installation) is recognized upon customer acceptance.

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

In October 2009, new authoritative guidance was issued addressing revenue arrangements with multiple deliverables. In addition to certain changes in accounting for and disclosure of revenue recognition for multiple element arrangements, this new authoritative guidance eliminates the use of the residual method. We will adopt this authoritative guidance beginning in the first quarter of our fiscal year 2011. See Recently Issued Accounting Pronouncements.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with insignificant interest rate risk and original maturities of 90 days or less to be cash equivalents.

Investments

Our investments are designated as available-for-sale securities and are reported at fair value. Investments with original maturities greater than 90 days which are available for use in current operations are considered to be short-term investments, except for our investments in auction-rate-securities. Our auction-rate securities with scheduled maturities in excess of one-year from the balance sheet date are considered long-term as there is no active market to sell these securities. In valuing our investments, we predominantly use market data or data derived from market sources. When markets are not considered to be active we may use (i) observable market prices in less active markets, (ii) non-binding market prices that are corroborated by observable market data, or (iii) quoted market prices for similar instruments. When market data is not available, we employ a cash-flow-based modeling technique to arrive at the recorded fair value. This process involves incorporating our assumptions about the anticipated term and yield that a market participant would require to purchase the security in the marketplace. Temporary unrealized gains and losses, net of tax, are recorded within other comprehensive income (loss) (OCI). Changes in the fair value of our investments affect our net income only when such investments are sold or when an other than temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by using the amortized cost of the specific security sold.

Restricted Cash and Cash Equivalents

We maintain certain amounts of cash and cash equivalents on deposit which are restricted from general use. These amounts are used primarily to secure our Euro-based credit facility and are reported at fair value (see Note 14). The fair value of restricted cash and cash equivalents is determined in the same manner as cash and short-term investments.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. We evaluate our allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed to be uncollectible, we provide a specific allowance for bad debt against the amount due to reduce the

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net recognized receivable to the amount we reasonably believe will be collected. We also provide allowances based on our write-off history. We charge accounts receivable balances against our allowance for doubtful accounts once we have concluded our collection efforts are unsuccessful. Accounts receivable is considered past due when not paid in accordance with the contractual terms of the related arrangement. For the years ended December 31, 2010 and 2009, we recognized a net recovery of previously recorded bad debt expense of $0.2 million and $0.8 million, respectively, due to the recovery of amounts previously reserved. Our provision for bad debt was $2.7 million for the year ended December 31, 2008.

For the years ended December 31, 2010, 2009, and 2008, we entered into factoring arrangements in which we sold a total of $36.5 million, $21.8 million, and $98.4 million, respectively, of our accounts receivable at a discount of $0.2 million, $0.1 million, and $0.5 million, respectively, to unrelated third party financiers without recourse. Discounts related to the sale of these receivables were recorded on our Consolidated Statements of Operations as selling, general, and administrative expense.

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

Income Taxes

We recognize deferred tax assets and liabilities using statutory tax rates for temporary differences between the book and tax basis of recorded assets and liabilities, net operating losses and tax credit carryforwards. As of December 31, 2010, we had deferred tax assets of $103.1 million, net of our valuation allowance of $19.0 million. We have considered all sources of taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance and believe that our remaining net deferred tax assets will be realized. If, in the future, we determine that we would not be able to realize all or part of our net deferred tax assets, an additional valuation allowance would increase tax expense in the period in which such determination is made.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

Manufacturing and engineering equipment	3 – 10 years
Office furniture, fixtures and equipment	3 – 7 years
Buildings and leasehold improvements	3 – 39 years

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. We perform our annual goodwill impairment test separately for each of our reporting units in the fourth quarter of each fiscal year. We define reporting units as the individual segments in which we operate. The first step of the test identifies whether potential impairment may have occurred, and the second step measures the amount of the impairment, if any. Impairment is present when the carrying amount of net assets exceeds the fair value estimated during the first step of our impairment test. The estimation of the fair value of each reporting unit is determined based upon data generated from a discounted cash flow model, known as the income approach, and a comparable market price model, known as the market approach. The income approach requires us to make a number of assumptions, including future growth rates, expense trends and working capital turnover ratios for each reporting unit over an extended period of time. Although the assumptions we utilize are consistent with the assumptions used to generate our annual strategic plan, there is significant judgment in the timing and level of future cash flows attributable to each reporting unit. If our future operating results do not meet current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units, future impairment charges related to goodwill or long-lived assets may be required.

Warranty Obligations

We generally provide warranty coverage for a predetermined amount of time on systems, modules, and spares for material and labor to repair and service the equipment. We record the estimated cost of warranty coverage to cost of sales when revenue is recognized. The estimated cost of warranty is determined by the warranty term and the historical labor and material costs for a specific product. We review the actual product failure and material usage rates on a quarterly basis and adjust our warranty liability as necessary. Product warranty obligations that extend for more than 12 months from our balance sheet date are included in other non-current liabilities.

Restructuring and Impairment Charges

We record a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the exit or disposal plan is approved. Accordingly, restructuring accruals are recorded when management initiates an exit plan that will cause us to incur costs that have no future economic benefit. The restructuring accrual related to vacant facilities is calculated net of estimated sublease income. Sublease income is estimated based on expected occupancy rates and current market rates for similar properties. If we are unable to sublet the vacated properties on a timely basis or if we are forced to sublet them at lower rates due to changes in market conditions, we adjust the accruals accordingly.

Contingencies and Litigation

We are currently involved in certain legal proceedings and claims arising in the ordinary course of business. The outcomes of these legal proceedings and claims brought against us are subject to significant uncertainty. We accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost. We disclose a range of losses of an adverse judgment if, in our estimation, the outcome is reasonably possible and we can reasonably estimate that range. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of strategies including settlement or litigation. Due to the inherent uncertainty of litigation, there can be no assurance that the ultimate resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations and financial position.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

We translate assets and liabilities of non-U.S. dollar functional currency subsidiaries into dollars at the rates of exchange in effect at the balance sheet date. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation gains or losses related to these foreign subsidiaries are included as a component of OCI.

Derivatives

We enter into foreign currency forward exchange contracts with maturities of less than 12 months to mitigate the effect of currency exchange fluctuations on (i) probable anticipated system sales denominated in Japanese yen (ii) our net investment in certain foreign subsidiaries and (iii) existing monetary asset and liability balances denominated in foreign currencies. All derivatives are recorded at fair value in either other current assets or other current liabilities. We report cash flows from derivative instruments in cash flows from operating activities. We used the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales.

Advertising Expense

We expense advertising costs as incurred. Advertising expense for both the years ended December 31, 2010 and 2009 was $1.1 million, respectively and $1.9 million for the year ended December 31, 2008.

Concentrations and Other Risks

We use financial instruments that potentially subject us to concentrations of credit risk. Such instruments include cash equivalents, investments, accounts receivable and financial instruments used in hedging activities. We invest our cash in cash deposits, money market funds, commercial paper, certificates of deposit or readily marketable debt securities. We place our investments with high-credit quality financial institutions, which limits the credit exposure from any one financial institution or instrument. Excluding impairment charges relating to auction-rate securities, we have not historically recognized significant losses on our short-term investments. As of December 31, 2010, we had $55.7 million time-based deposits in excess of federally insured amounts.

We sell a significant portion of our systems to a limited number of customers. Net sales to our ten largest customers in 2010, 2009 and 2008 accounted for 77%, 71% and 60% of our total net sales, respectively. Three customers accounted for 17%, 11% and 10% of receivables as of December 31, 2010. Three customers accounted for 22%, 12% and 11% of receivables as of December 31, 2009. We expect sales of our products to relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future. None of our customers have entered into long-term purchase agreements that would require them to purchase our products.

We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. Based on a customer’s financial strength we may require prepayment or an irrevocable letter of credit. We have an exposure to non-performance by counterparties on the foreign exchange contracts we use in hedging activities.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have off-balance sheet credit exposure related to guarantee arrangements of operating leases, line of credit borrowings, and to financial institutions for loans to non-executive employees. Historical experience and current information available on these arrangements has shown it is not probable any amounts will be required to be paid for these arrangements. Accordingly, we have not recorded any liability for these arrangements. See Note 11 and Note 12.

Stock-Based Compensation Expense

Stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially affect our operating results. For our performance-based awards, we accrue compensation cost when it is probable that the performance condition will be achieved. We assess probability of achievement on a quarterly basis. See Note 18 for the significant estimates used to calculate our stock-based compensation expense.

Recently Adopted Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued new authoritative guidance which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under this guidance, an other-than-temporary impairment is triggered for impaired debt securities when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or when recovery of the entire amortized cost of the security is not expected. This guidance also changes the presentation of other-than-temporary impairments in the income statement for those impairments attributed to credit losses. We adopted this guidance on March 29, 2009. As a result, we recorded an adjustment of $3.5 million to increase beginning retained earnings and accumulated OCI. See Note 4 for the required disclosures.

In January 2010, the FASB amended the disclosure requirements for fair value measurements with respect to recurring and nonrecurring assets and liabilities. The FASB’s authoritative guidance provides for disclosure of all significant transfers of assets and liabilities between those that are actively traded in markets (Level 1) and those that are not actively traded but have observable inputs (Level 2), and the reasons for the transfers. The authoritative guidance also provides that disclosures for assets and liabilities with significant unobservable inputs (Level 3) should separately disclose purchases, sales, issuances, and settlements. We adopted this authoritative guidance in the first quarter of 2010. See Note 4 for the disclosures required by this guidance.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued new authoritative guidance addressing revenue arrangements with multiple deliverables. This authoritative guidance requires revenue to be allocated to multiple elements based on their

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relative selling price. Under the relative selling price method, a best estimate of the selling price may be used if vendor-specific or other third-party evidence of fair value is not available. The guidance eliminates the use of the residual method to allocate arrangement consideration. We will adopt this authoritative guidance in the first quarter for our fiscal year 2011. Based upon an evaluation of our historical multiple element arrangements, we do not expect the adoption of this guidance to have a material effect on our results of operations and financial position. However, if future multiple element arrangements vary from our historical experience, we may experience a difference in the timing of our revenue recognition when compared to our timing prior to adoption.

Note 3.    Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards.

For the year ended December 31, 2010, diluted net income per share was computed by dividing net income by the weighted average number of common and potential common shares outstanding during the period. Potential common shares represent the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. These potential common shares consist primarily of stock options and unvested service-based restricted stock awards. For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are either anti-dilutive under the treasury stock method or restricted shares subject to performance conditions that have not been met. For this reason, potential common shares of 13.3 million were excluded from the computation for the year ended December 31, 2010.

For the years ended December 31, 2009 and 2008, respectively, diluted net loss per share excludes all potential common shares because the effect of including such shares would be anti-dilutive. Accordingly, the denominator used in computing both basic and diluted net loss per share was the same. The number of potential common shares that could dilute basic net income per share was 20.1 million and 22.6 million for the years ended December 31, 2009 and 2008, respectively.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$262,332	$(85,235)	$(115,710)

Denominator:
Basic weighted-average shares outstanding	92,690	96,487	98,083
Dilutive common equivalent shares	1,394	0	0

Diluted weighted-average shares outstanding	94,084	96,487	98,083

Net income (loss) per share — Basic	$2.83	$(0.88)	$(1.18)
Net income (loss) per share — Diluted	$2.79	$(0.88)	$(1.18)

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the years ended December 31, 2010 and December 31, 2009, there were no transfers of financial instruments between Level 1 and Level 2 or transfers in or out of Level 3.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured at fair value on a recurring basis, excluding accrued interest components, consist of the following types of instruments as presented on our Consolidated Balance Sheets:

	Fair Value Measurements as of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents
Money market funds	$172,181	$0	$0	$172,181
Short-term investments
Municipal bonds	0	291,296	0	291,296
Corporate bonds	0	18,966	0	18,966
Variable rate demand notes	0	94,849	0	94,849
Other current assets
Derivative assets (1)	0	118	0	118
Non-current restricted cash and cash equivalents
Money market funds	64,352	0	0	64,352
Long-term investments
Auction rate securities	0	0	68,645	68,645

Total assets	$236,533	$405,229	$68,645	$710,407

Liabilities
Other current liabilities
Derivative liabilities (1)	$0	$1,562	$0	$1,562

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

	Fair Value Measurements as of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents
Money market funds	$108,839	$0	$0	$108,839
Short-term investments
Municipal bonds	0	313,156	0	313,156
Corporate bonds	0	6,641	0	6,641
Variable rate demand notes	0	21,908	0	21,908
Other current assets
Derivative assets (1)	0	137	0	137
Non-current restricted cash and cash equivalents
Money market funds	61,075	0	0	61,075
Long-term investments
Auction rate securities	0	0	78,763	78,763

Total assets	$169,914	$341,842	$78,763	$590,519

Liabilities
Other current liabilities
Derivative liabilities (1)	$0	$322	$0	$322

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2010	December 31, 2009
	(In thousands)
Balance, beginning of period	$78,763	$91,873
Decrease in unrealized losses included in other comprehensive loss	2,232	5,715
Settlements	(12,350)	(18,825)

Balance, end of period	$68,645	$78,763

All Level 3 financial instruments are auction-rate securities. Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal bond funds. Auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless (i) future auctions are successful, (ii) the securities are called by the issuer, (iii) we sell the securities in a secondary market, or (iv) the underlying notes mature. Currently, there are no active secondary markets. As of December 31, 2010 we have recorded a cumulative temporary impairment loss of $8.5 million within OCI based upon our assessment of the fair value of these securities. We believe that this impairment is temporary as we do not intend to sell these securities until recovery at par. We do not believe that we will be required to sell these securities before recovery of their amortized cost; and based on our credit quality assessment, we expect to recover the amortized cost of these securities.

Fair Value of Other Financial Instruments

The carrying value of cash, accrued interest receivable, non-current restricted cash, and current debt obligations approximates fair value because of the short maturity of those instruments. Other investments primarily relate to corporate owned life insurance contracts used to offset our deferred compensation obligations. These investments have a determinable cash surrender value, which is the best available evidence of fair value. Accrued interest receivable and other investments are classified within short-term investments on our Consolidated Balance Sheets. Our debt obligations are not publicly traded and are primarily denominated in Euros. The estimated fair value of our debt obligations is based primarily on a market approach, comparing our interest rates to those rates we believe we would reasonably receive upon re-entry into the market. The carrying amount and fair value of our long-term debt obligations was $105.6 million and $106.7 million as of December 31, 2010, respectively, and $114.1 million and $114.6 million as of December 31, 2009, respectively. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.

See additional disclosures regarding our investments in Note 5.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.    Investments

All of our investments are classified as available-for-sale. The cost and estimated fair value of our investments are as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$290,284	$1,538	$(526)	$291,296
Variable-rate demand notes	94,849	0	0	94,849
Corporate bonds	18,863	114	(11)	18,966
Auction-rate securities	77,150	0	(8,505)	68,645

Total	$481,146	$1,652	$(9,042)	$473,756

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$309,277	$3,935	$(56)	$313,156
Variable-rate demand notes	21,908	0	0	21,908
Corporate bonds	6,654	8	(21)	6,641
Auction-rate securities	89,500	0	(10,737)	78,763

Total	$427,339	$3,943	$(10,814)	$420,468

Also included in our short-term investments balance as of December 31, 2010 and 2009 were other investments of $15.4 million and $13.9 million, respectively, and interest receivable of $3.7 million as of both years presented, which are excluded from the tables above.

The maturities of our investments as of December 31, 2010 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$164,444	$165,277
Due in 1 to 5 years	148,203	148,485
Due in 5 to 10 years	9,000	9,000
Due in greater than 10 years	159,499	150,994

Total	$481,146	$473,756

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The breakdown of investments with unrealized losses as of December 31, 2010 is as follows:

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$87,106	$(526)	$0	$0	$87,106	$(526)
Corporate bonds	2,181	(11)	0	0	2,181	(11)
Auction-rate securities	0	0	68,645	(8,505)	68,645	(8,505)

Total	$89,287	$(537)	$68,645	$(8,505)	$157,932	$(9,042)

The unrealized losses related to municipal and corporate bonds are primarily due to fluctuations in interest rates and quoted market prices. The unrealized losses related to auction-rate securities are primarily due to our estimates about the anticipated term and yield of these investments given the lack of an active market. We review our investment portfolio for possible impairment on a quarterly basis. Impairment is based on an analysis of factors that may have adverse effects on the fair value of the investment. Factors considered in determining whether a loss is temporary include our intent to sell the security, our ability to hold the security to recovery of its amortized cost, and our assessment of the credit quality of the security, including whether we expect to recover the amortized cost of the security.

See additional disclosures regarding the fair value of our investments in Note 4.

Note 6.    Derivative Financial Instruments

We manage our foreign currency exchange risk through foreign currency forward exchange contracts and foreign denominated floating-rate debt to hedge against the short-term impact of currency fluctuations. We enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the effect of currency fluctuations on (i) probable system sales denominated in Japanese yen, (ii) our net investment in certain foreign subsidiaries, and (iii) other monetary asset and liability balances denominated in foreign currencies. We utilize a portion of our foreign denominated floating-rate debt to mitigate the economic effect of our net investment in certain foreign subsidiaries. As of December 31, 2010 and 2009, 34.9 million and 27.1 million Euros, respectively, of floating-rate debt was designated as a net investment hedge. All derivatives are recorded at fair value in either other current assets or other current liabilities. We report cash flows from derivative instruments in cash flows from operating activities. We use the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

The notional amounts of outstanding hedge contracts were as follows:

	December 31, 2010		December 31, 2009
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
	(In thousands)
Japanese Yen	$12,288	$34,652	$40,217	$46,690
British Pound Sterling	4,441	4,442	4,556	4,558
Malaysian Ringgit	0	0	3,497	3,496
Chinese Renminbi	0	6,776	3,209	3,687
Israeli Shekel	0	0	2,285	1,978
Indian Rupee	1,063	1,061	1,804	1,803
Korean Won	0	0	1,279	1,279
Taiwan Dollar	0	1,663	1,308	1,306
Swiss Franc	0	4,236	0	1,453

Total	$17,792	$52,830	$58,155	$66,250

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges.    We designate and document our foreign currency forward exchange contracts as cash flow hedges on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate the effectiveness of each hedge at least quarterly, using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in OCI until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in net sales as designated at the inception of the forward contract. In the event it becomes probable that an anticipated hedged transaction will not occur within the specified time period, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated OCI to net sales in the Condensed Consolidated Statement of Operations. No such events occurred for the year ended December 31, 2010. For each of the years ended December 31, 2009 and 2008 we reclassified $0.7 million from OCI into net sales as a result of the discontinuance of anticipated hedged transactions.

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

Non-Designated Hedges.    We enter into other non-designated foreign currency forward exchange contracts to hedge (i) intercompany balances that are denominated in non-functional currencies, (ii) certain third-party receivables denominated in Japanese yen, and (iii) anticipated sales denominated in foreign currency that we do not designate and document as cash flow hedges. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in other income (expense), net.

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows:

	December 31,
	2010	2009
	(In thousands)
Other current assets:
Derivative assets designated as hedging instruments:
Net investment hedges	$0	$3
Derivative assets not designated as hedging instruments:
Other foreign currency hedges	118	134

Total derivative assets (1)	$118	$137

Other current liabilities:
Derivative liabilities designated as hedging instruments:
Net investment hedges	$1	$5
Cash flow hedges	76	0
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges	1,485	317

Total derivative liabilities (1)	$1,562	$322

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	See additional fair value measurement disclosures in Note 4.

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by (i) cash flow hedges, (ii) net investment hedges and (iii) other foreign currency hedges on OCI and the Consolidated Statements of Operations for the years ended December 31, 2010 and December 31, 2009.

	Financial Statement Location	December 31,
		2010	2009
		(In thousands)
Cash Flow Hedges:
Losses recorded in OCI (effective portion), net	OCI	$(1,078)	$(119)
Gains reclassified from OCI to earnings (effective portion), net	Net sales	146	1,130
Gains recorded in earnings (ineffective and excluded time value portion), net	Net sales	41	21
Net Investment Hedges:
Foreign exchange contracts:
Gains (losses) recorded in OCI (effective portion), net	OCI	(3,509)	225
Gains (losses) recorded in earnings (ineffective and excluded time value portion), net	Other income (expense), net	(213)	106
Foreign denominated floating-rate debt:
Gains recorded in OCI (effective portion), net	OCI	3,559	1,095
Other Foreign Currency Hedges:
Gains recorded in earnings, net	Other income (expense), net	$1,781	$517

We anticipate reclassifying the accumulated loss recorded as of December 31, 2010 from OCI to net sales within 12 months.

Note 7.    Inventories

	December 31,
	2010	2009
	(In thousands)
Purchased and spare parts	$126,655	$104,833
Work-in-process	42,173	32,002
Finished goods	40,066	25,378

Inventories	$208,894	$162,213

Finished goods include $17.5 million and $8.0 million as of December 31, 2010 and 2009, respectively, of evaluation systems at customer locations.

Note 8.    Property and Equipment, net

	December 31,
	2010	2009
	(In thousands)
Manufacturing and engineering equipment	$419,116	$418,391
Land, buildings and leasehold improvements	259,308	259,525
Office furniture, fixtures and equipment	110,228	111,121

	788,652	789,037
Less accumulated depreciation	(570,083)	(549,926)

Property and equipment, net	$218,569	$239,111

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $36.4 million, $42.2 million and $56.3 million, respectively.

Note 9.    Other Current Liabilities

	December 31,
	2010	2009
	(In thousands)
Deferred revenue	$16,131	$9,247
Customer advances	9,491	8,655
Deferred compensation obligations	12,728	12,541
Other	32,094	19,141

Other current liabilities	$70,444	$49,584

Note 10.    Goodwill and Other Intangible Assets

Goodwill

Changes in goodwill are as follows:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net balance, December 31, 2008	$108,431	$17,642	$126,073
Foreign currency translation	0	365	365

Net balance, December 31, 2009	108,431	18,007	126,438
Foreign currency translation	0	(1,395)	(1,395)

Net balance, December 31, 2010	$108,431	$16,612	$125,043

Gross goodwill balances in the Semiconductor Group were $108.4 million as of December 31, 2010, 2009 and 2008, and there were no accumulated impairment balances. Gross goodwill balances in the Industrial Applications Group were $116.1 million, $117.5 million and $117.2 million as of December 31, 2010, 2009 and 2008, respectively, and accumulated impairment balances were $99.5 million for each year.

As part of our annual goodwill impairment test performed in 2008, we recorded a non-cash impairment charge of $99.5 million to reduce the carrying value of goodwill for our Industrial Applications Group. At that time, we also reviewed our long-lived tangible and intangible assets within the Industrial Applications Group for potential impairment. We determined that the forecasted undiscounted cash flows related to our long-lived asset groups were in excess of their carrying values, and therefore, no impairment charges were recorded.

Our annual impairment tests performed in the fourth quarter of 2010 and 2009 did not identify potential impairment for either our Semiconductor Group or our Industrial Applications Group. However, if our future operating results do not meet current forecasts or if we have a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units, additional impairment charges may be required.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Our acquired intangible assets are as follows:

	December 31, 2010
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Patents and other intangible assets	11	$18,647	$(6,509)	$12,138
Developed technology	6	30,102	(29,424)	678
Trademark	10	7,088	(4,441)	2,647

Total	8	$55,837	$(40,374)	$15,463

	December 31, 2009
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Patents and other intangible assets	11	$18,658	$(4,797)	$13,861
Developed technology	6	31,066	(29,114)	1,952
Trademark	10	7,682	(4,050)	3,632

Total	8	$57,406	$(37,961)	$19,445

Amortization expense for our identifiable intangible assets was $3.6 million, $4.7 million and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense for our identifiable intangible assets for each of the next five fiscal years is $2.6 million for 2011, 2012 and 2013; $2.2 million for 2014; and $1.5 million for 2015.

In 2009, we purchased certain technology patents related to our Semiconductor Group with a fair value of $2.0 million and a weighted average amortization period of 6 years. In connection with our acquisition of Micron Machine Tools, Inc. in 2008, our Industrial Applications Group acquired developed technology and a trademark with fair values of $1.1 million and $0.4 million, respectively, with weighted average amortization periods of 6 and 10 years, respectively. As of December 31, 2010, we had no identifiable intangible assets with indefinite lives.

Note 11.    Commitments and Contingencies

Product warranty

Changes in our accrued warranty liability are as follows:

	December 31,
	2010	2009
	(In thousands)
Balance, beginning of period	$19,611	$30,438
Warranties issued	53,404	25,935
Settlements	(35,024)	(30,242)
Net changes in liability for pre-existing warranties, including expirations	(3,044)	(6,520)

Balance, end of period	34,947	19,611
Less: long-term portion	(5,435)	(2,597)

Accrued warranty, current	$29,512	$17,014

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate during the ordinary course of business. As of December 31, 2010, the maximum potential amount of future payments that we could be required to make under these letters of credit was $5.0 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Lease Commitments

We have non-cancelable operating leases for various facilities and other assets. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $3.0 million, $3.4 million and $4.5 million, respectively, net of sublease income of $1.1 million for each year. Certain of the operating leases contain provisions which permit us to renew the leases at the end of their respective lease terms.

The following is a table summarizing future minimum lease payments under all non-cancelable operating leases, with initial or remaining terms in excess of one year.

	Years Ending December 31,						Sublease Income	Net Total
	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Non-cancelable operating leases	$10,279	$6,255	$5,826	$5,469	$4,029	$6,615	$(13,192)	$25,281

Purchase and Other Commitments

We have firm purchase commitments with various suppliers to ensure the availability of components. Our minimum obligation as of December 31, 2010 under these arrangements was $1.8 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We have made adequate provision for potential exposure related to inventory on orders that may go unused. As of December 31, 2010 we had $15.9 million in other non-inventory related commitments.

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

The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began before a jury on January 19, 2010, in the Superior Court. Novellus prevailed on these claims at trial, which ended on February 26, 2010. On August 2, 2010, in connection with the judgment against Linear, the Superior Court awarded us $5.2 million in attorney’s fees and $0.1 million in other costs. Linear filed two motions, one seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and the other seeking a new trial, both

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of which the Superior Court has denied. Linear subsequently filed an appeal. Linear has since paid us the entire award. However, Linear’s payment is subject to its appeal. Although we cannot at this time predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or operating results.

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

Note 12.    Guarantee Arrangements

We have guarantee arrangements on behalf of certain of our consolidated subsidiaries for short-term borrowings and operating leases. In the event of default on these arrangements, we would have a maximum exposure of $24.4 million as of December 31, 2010. We also had guarantee arrangements outstanding with financial institutions for loans to non-executive employees of $0.5 million as of December 31, 2010.

Note 13.    Restructuring

In an effort to consolidate our operations, streamline product offerings and align our manufacturing operations with current business conditions, we have implemented various restructuring plans since 2001. All restructuring activity presented below is related to the Semiconductor Group and is included in operating income as part of restructuring and other charges, net. As of December 31, 2010, substantially all actions under our restructuring plans had been completed; except for payments of future rent obligations, which we estimate will be paid in cash through 2017.

The following table summarizes our restructuring activity:

	December 31,
	2010	2009
	(In thousands)
Balance, beginning of period	$18,046	$18,178
Cash payments for rent obligations	(4,554)	(3,972)
Adjustment of prior restructuring costs	1,373	3,840

Balance, end of period	$14,865	$18,046

Adjustments of prior restructuring costs relate to changes in estimated sublease income over the remaining lease term for facility exit activities recorded in prior years and include normal accretion.

Note 14.    Debt Obligations

We have $45.4 million of short-term credit facilities available with various financial institutions. These credit facilities bear interest at various rates and expire on various dates through August 2011. As of December 31, 2010, $5.0 million of our credit facilities were pledged against outstanding letters of credit and the remainder was unutilized. As of December 31, 2010, we had $0.5 million of capital lease obligations outstanding, of which $0.4 million was classified as long-term.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 17, 2009, we entered into a three-year credit agreement, which was amended on September 23, 2009 (the Agreement), with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 75 basis points. The outstanding balance is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. The proceeds of the loan were used to retire our credit facility with JPMorgan Chase Bank, which was due and payable on June 25, 2009. The JPMorgan Credit Agreement was used to fund the acquisition of Peter Wolters AG in 2004 and for general corporate purposes. As of December 31, 2010 and December 31, 2009, we had 79.5 million Euros outstanding under the Agreement at an effective interest rate of 1.47% and 1.2%, respectively, which equaled $105.2 million and $114.1 million as of such dates, respectively. The Agreement is secured by deposits in money market funds of a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within non-current restricted cash and cash equivalents on our Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which are subject to various exceptions and qualifications. We were in compliance with these covenants as of December 31, 2010.

On April 21, 2009, we terminated our $150.0 million senior unsecured revolving credit facility with Bank of America, N.A. We did not incur any penalties related to the termination. We had no amounts available or outstanding under this facility as of the termination date.

Note 15.    Other Income (Expense), net

The components of other income (expense), net are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Foreign currency loss, net	$(2,146)	$(3,797)	$(3,544)
Other-than-temporary impairment of investments	0	0	(4,228)
Gain (loss) on other investments	1,433	2,183	(4,464)
Other, net	5	713	6,577

Other income (expense), net	$(708)	$(901)	$(5,659)

Note 16.    Income Taxes

Income (loss) before income taxes consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Domestic	$47,038	$(17,973)	$(25,265)
Foreign	257,620	(51,408)	(81,831)

Total	$304,658	$(69,381)	$(107,096)

Determining the consolidated provision for income tax expense, income tax liabilities, and deferred tax assets and liabilities involves judgment. We calculate and provide for income taxes in each of the tax jurisdictions in which we operate, which involves estimating current tax exposures as well as making judgments regarding the

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverability of deferred tax assets in each jurisdiction. The estimates used could differ from actual results, and this may have a significant impact on operating results in future periods.

Significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Current	$26,548	$8,644	$1,630
Deferred	(5,035)	(17,771)	(6,876)

Federal	21,513	(9,127)	(5,246)

Current	7,183	(1,706)	3,241
Deferred	(3,002)	20,017	(5,128)

State	4,181	18,311	(1,887)

Current	16,703	3,728	14,249
Deferred	(71)	2,942	1,498

Foreign	16,632	6,670	15,747

Total provision for income taxes	$42,326	$15,854	$8,614

The provision for income taxes differs from the provision calculated by applying the federal statutory tax rate to income before income taxes and cumulative effect of a change in accounting principle as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Expected provision at 35%	$106,630	$(24,283)	$(37,484)
State tax, net of federal benefit	(1,386)	(738)	(1,887)
Tax-exempt interest	(2,153)	(2,873)	(4,119)
Research and development credits	(1,944)	(395)	(3,399)
Foreign income/losses taxed at different rates	(71,563)	31,908	13,515
Nondeductible impairment of goodwill	0	0	34,833
Stock-based compensation	6,289	3,181	4,333
Utilization of net operating loss carryforwards	0	(20,730)	0
Effect of California tax law change	0	20,220	0
Valuation allowance	0	4,029	2,004
Other	6,453	5,535	818

Total provision for income taxes	$42,326	$15,854	$8,614

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Reserves and accruals	$47,119	$44,818
Capitalized in-process research and development	9,066	14,793
Stock-based compensation	20,059	19,724
Deferred profit	4,129	3,865
Net operating loss carryforwards	37,374	43,622
Credits	10,741	21,350
Other	6,416	8,499

Total deferred tax assets	134,904	156,671
Valuation allowance	(19,037)	(27,560)

Deferred tax assets, net of valuation allowance	115,867	129,111
Deferred tax liabilities:
Depreciation	(8,487)	(22,004)
Other liabilities	(4,298)	(8,967)

Total net deferred tax assets	$103,082	$98,140

Due to a California tax law enacted during 2009, we expected our income subject to tax in California to be lower than under prior tax law. Accordingly, for the year ended December 31, 2009, we recorded a valuation allowance of $20.2 million against our California deferred tax assets. During the year ended December 31, 2010, our total deferred tax assets in California were reduced by $11.3 million due to the utilization of tax attributes and due to changes in our California apportionment. These changes resulted in a corresponding reduction in our valuation allowance. As of December 31, 2010 and 2009, we had a valuation allowance of $8.0 million and $5.2 million, respectively, on deferred tax assets related to certain foreign jurisdictions. We will continue to monitor and reassess the need for further increases or decreases to the valuation allowance in these and other foreign jurisdictions.

As of December 31, 2010, our federal and state net operating losses for tax return purposes were $87.4 million and $46.4 million, respectively. If not utilized, these carryforwards will begin to expire in 2014. As of December 31, 2010, we had state tax credit carryforwards of $23.9 million. The majority of these credits carryforward indefinitely.

As of December 31, 2010, our aggregate undistributed earnings in our foreign subsidiaries were $215.9 million. We intend to reinvest those earnings for expansion of our business operations outside of the United States on an indefinite basis. Accordingly, no U.S. taxes have been provided. Upon distribution of those earnings in the form of dividends, we would be subject to U.S. taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not feasible to determine the amount of unrecognized deferred income tax liability related to these earnings.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2010	2009	2008
	(In thousands)
Balance, beginning of period	$49,652	$27,575	$26,635
Additions for tax positions taken in a prior year	2,571	5,848	26
Additions for tax positions taken in the current year	10,333	17,589	2,406
Reductions for tax positions taken in the prior year	(2,117)	(1,360)	(1,492)

Balance, end of period	$60,439	$49,652	$27,575

Of the total unrecognized tax benefits as of December 31, 2010, 2009, and 2008, $57.9 million, $46.4 million, and $26.9 million, respectively, if recognized, would affect our effective tax rate. The remaining amounts in unrecognized tax benefits would not affect our rate as they are offset by valuation allowances. For the years ended December 31, 2010 and 2009, reductions for tax positions taken in the prior year include $1.4 million and $1.1 million, respectively, due to settlements.

With certain exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2004, although the utilization of tax loss and credit carryforwards from fiscal years 2001 through 2003 could be subject to examination. We believe that adequate accruals have been provided for any potential adjustments that may result from current examinations by several state tax authorities. The timing of the settlement of these examinations is uncertain. Due to certain years remaining open for examination, it is reasonably possible that our total unrecognized tax benefits could increase or decrease over the next twelve months as we may be subject to either examination by tax authorities or a lapse in statute of limitations. Currently, we cannot provide a range of the change in estimate.

As of December 31, 2010 and 2009, accrued interest and penalties was $3.5 million and $1.9 million, respectively, which was classified as long-term income taxes payable in the Consolidated Balance Sheet. For the years ended December 31, 2010 and 2008, interest and penalties expense was $1.7 million and $2.2 million, respectively. For the year ended December 31, 2009, interest and penalties expense was a benefit of $1.9 million.

Note 17.    Shareholders’ Equity

Accumulated Other Comprehensive Loss

The components of accumulated OCI, net of related taxes are as follows:

	December 31,
	2010	2009
	(In thousands)
Foreign currency translation adjustments, net of tax	$6,554	$4,173
Unrealized loss on investments	(7,390)	(6,870)
Unrealized loss on cash flow hedges	(1,076)	(127)
Unrealized loss on pension liability, net of tax	(969)	(1,845)

Accumulated other comprehensive loss	$(2,881)	$(4,669)

Common Stock Repurchases

Our Board of Directors has authorized repurchases of our outstanding common stock through October 2011. As of December 31, 2010, we had $540.1 million available for stock repurchases under these authorizations. During

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the years ended December 31, 2010, 2009 and 2008, 10.1 million, 1.1 million and 9.0 million shares, respectively, were repurchased under this plan for $263.5 million, $23.1 million and $193.0 million, respectively, at a weighted average purchase price of $25.97, $20.79 and $21.50 per share, respectively.

For the majority of restricted stock awards pursuant to our stock incentive plans that vest, the number of shares issued is net of shares withheld to pay the minimum statutory withholding for income taxes on behalf of the grantee. Although shares withheld are not issued, they are treated as common stock repurchases, effectively reducing the number of shares that would otherwise have been issued upon vesting. Shares withheld upon vesting for income tax withholding are not included as common stock repurchases under our authorized plan. During the years ended December 31, 2010, 2009 and 2008, the value of shares withheld to satisfy the minimum statutory withholding requirement related to the grantees’ tax obligations was $9.5 million, $7.6 million and $2.4 million, respectively.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted.

Note 18.    Stock-Based Compensation and Employee Benefit Plans

Stock-Based Compensation

Prior to 2007, we had several stock plans that provided for grants of equity instruments to our employees and non-employee directors. In 2007, the Board of Directors and shareholders approved the amended and restated 2001 Stock Incentive Plan (the Plan) to increase the number of shares available for grant and to consolidate all stock plans into a single plan. In 2009, the Board of Directors and shareholders approved an amendment and restatement of the Plan to increase the maximum number of shares available for grant under the Plan by 6.0 million shares and to adopt an interchangeable share reserve pursuant to which each award of restricted stock and restricted stock units is charged against the reserve as 1.6 shares for each share subject to the award. The Plan expires in March 2011. Awards under the Plan include incentive stock options, non-statutory stock options and restricted stock awards. Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. Restricted stock awards generally vest over three or four-year periods, excluding certain awards that vest upon the achievement of specific performance targets. There are 30.3 million shares authorized for grant under the Plan. As of December 31, 2010, there were 6.6 million shares available for future grant under the Plan.

Effective May 1, 2009, our Employee Stock Purchase Plan (ESPP) was suspended indefinitely by action of our Board of Directors. Prior to that date our ESPP allowed qualified employees to purchase shares of common stock at 85% of the fair market value on specified dates. Further action by the Board of Directors will be required to reinstate the ESPP. As of December 31, 2010 there were 1.2 million shares available for future purchase under the ESPP.

During 2010, we modified our stock plans to provide certain retirement benefits. This modification provided accelerated vesting and an extended exercise period for certain stock awards when eligible employees retire. As a result of this modification, we incurred $9.0 million of additional stock-based compensation expense related to options outstanding on adoption, including acceleration of previously unrecognized compensation cost. The modification affected less than 15% of employees.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and ESPP in our results from continuing operations:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
	(1)	(2)	(3)
Cost of sales	$4,541	$3,463	$2,505
Selling, general and administrative	28,707	18,830	21,159
Research and development	14,917	8,095	8,899

Total stock-based compensation expense	$48,165	$30,388	$32,563

(1)	Amounts include amortization expense related to stock options of $23.6 million and restricted stock awards of $24.6 million. The related income tax benefit recognized in the Consolidated Statement of Operations was $13.2 million.

(2)	Amounts include amortization expense related to stock options of $14.0 million, employee stock purchase plan of $0.9 million, and restricted stock awards of $15.5 million. The related income tax benefit recognized in the Consolidated Statement of Operations was $8.0 million.

(3)	Amounts include amortization expense related to stock options of $16.8 million, employee stock purchase plan of $2.7 million, and restricted stock awards of $13.1 million. The related income tax benefit recognized in the Consolidated Statement of Operations was $8.3 million.

Total stock-based compensation expense capitalized in inventory and deferred profit was $0.9 million and $0.4 million as of December 31, 2010 and 2009, respectively. We use historical data to estimate pre-vesting grant forfeitures. We record stock-based compensation expense only for those awards that are expected to vest. The estimated annual forfeiture rate was 8.3% for the year ended December 31, 2010, and 10.9% for the years ended December 31, 2009 and 2008.

Valuation and Other Assumptions for Stock Options

Valuation and Amortization Method.    We estimate the fair value of stock options granted using the Black-Scholes option valuation model. For options granted before January 1, 2006, we estimated the fair value using the multiple option approach and amortize the fair value of options expected to vest on a graded vesting (or accelerated) basis. For options granted on or after January 1, 2006, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term.    The expected term of options granted represents the period of time that the options are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of exercises including post-vesting exercises and termination. For option grants to employees that are retirement eligible during the contractual term of the option, the expected term is based on a combination of historical experience plus an estimated incremental term related to the extension of the exercise period.

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

Dividends.    We have never paid any cash dividends on common stock and we do not anticipate paying any cash dividends in the foreseeable future.

We used the following weighted-average valuation assumptions to estimate the fair value of options granted:

	Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.2%	1.5%	1.3%
Expected volatility	46%	50%	63%
Expected term	5.2 years	3.4 years	4.1 years
Expected dividends	None	None	None

Stock Options

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding as of December 31, 2007	21,774	$31.99	5.62	$17,187
Grants	2,027	13.31
Exercises	(116)	14.31
Forfeitures and expirations	(2,758)	31.42

Outstanding as of December 31, 2008	20,927	$30.35	5.16	$12
Grants	1,259	23.39
Exercises	(211)	16.34
Forfeitures and expirations	(3,942)	28.87

Outstanding as of December 31, 2009	18,033	$30.35	4.91	$18,123
Grants	796	32.50
Exercises	(4,069)	26.09
Forfeitures and expirations	(2,009)	36.35

Outstanding as of December 31, 2010	12,751	$30.90	4.66	$52,493

Exercisable as of December 31, 2010	9,874	$33.14	3.48	$25,788
Expected to vest as of December 31, 2010	2,453	$22.99	8.64	$23,275

The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 6.6 million shares that had exercise prices lower than the market price of our common stock as of December 31, 2010. The aggregate intrinsic value of the options exercised during the years ended December 31, 2010, 2009, and 2008 was $20.2 million, $1.3 million and $0.9 million, respectively, determined at the date of exercise. The total cash received from employees as a result of stock option exercises during the years ended December 31, 2010, 2009 and 2008 was $106.2 million, $3.5 million and $1.7 million, respectively. The weighted-average grant date fair value of options

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted during the years ended December 31, 2010, 2009 and 2008 was $14.18, $8.58 and $6.47, respectively. In connection with the disqualifying dispositions of incentive stock options and exercises of nonqualified stock options, we realized tax benefits of $6.3 million, $0.4 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. We settle employee stock option exercises with newly issued common shares.

As of December 31, 2010, there was $25.9 million of unrecognized compensation cost related to unvested stock options with a weighted average remaining amortization period of 2.8 years.

Restricted Stock Awards

The fair value of our restricted stock awards is calculated based upon the closing price of the Company’s stock on NASDAQ on the date of grant. The following table summarizes our restricted stock award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards as of December 31, 2007	2,765	$28.45
Granted	1,477	14.43
Vested	(485)	26.40
Forfeited	(358)	28.06

Unvested restricted stock awards as of December 31, 2008	3,399	$22.69
Granted	1,505	23.04
Vested	(1,037)	25.00
Forfeited	(310)	22.45

Unvested restricted stock awards as of December 31, 2009	3,557	$22.19
Granted	1,181	28.84
Vested	(895)	21.09
Forfeited	(642)	28.38

Unvested restricted stock awards as of December 31, 2010	3,201	$23.79

Unvested restricted stock awards as of December 31, 2010, 2009, and 2008 include 3.1 million, 2.9 million, and 2.2 million restricted stock units, respectively.

As of December 31, 2010, there were a total of 0.6 million restricted stock units subject to performance conditions that will result in forfeiture if the conditions are not realized. The restricted stock units have performance conditions that could result in the vesting of additional restricted stock units up to a maximum of 1.0 million restricted stock units. The performance conditions are generally based on our revenue, revenue growth and revenue growth relative to our peers.

The total fair value of restricted stock awards vested during the years ended December 31, 2010, 2009 and 2008 was $18.9 million, $22.6 million and $7.1 million, respectively. In connection with the issuance of restricted stock awards, we realized a tax benefit of $6.1 million, $5.9 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $71.8 million of unrecognized compensation cost related to restricted stock awards, including performance awards that are expected to vest, with a weighted average remaining amortization period of 2.8 years.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP

Shares issued under our ESPP during 2009 and 2008 were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility. No shares were issued during 2010 as our ESPP was suspended indefinitely by our Board of Directors in May 2009. We used the following weighted-average assumptions to estimate the fair value of shares issued:

	Years Ended December 31,
	2009	2008
Risk-free interest rate	1.1%	2.3%
Expected volatility	49%	41%
Expected term	6 months	6 months
Expected dividends	None	None

The weighted-average grant date fair value of shares was $4.53 and $6.22 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2010, we had no unrecognized compensation costs related to our ESPP. In connection with the issuance of ESPP shares, we realized a tax benefit attributed to disqualifying dispositions of $0.3 million and $0.2 million and for the years ended December 31, 2009 and 2008, respectively. The tax benefit realized for the year ended December 31, 2010 was not significant.

Employee Savings and Retirement Plan

We maintain a 401(k) retirement savings plan for our full-time employees. Participants in the 401(k) plan may contribute up to 100% of their eligible pre-tax compensation, limited by the maximum dollar amount allowed by the Internal Revenue Code. Annually, we contribute a percentage of each participating employee’s salary deferral contributions up to a maximum of 3% of an employee’s eligible compensation. Our matching contributions are invested in Novellus’ common stock and become fully vested at the end of the employee’s third year of credited service. In connection with matching contributions under the 401(k) plan we recorded expense of $2.7 million for both of the years ended December 31, 2010 and 2009, and $3.7 million for the year ended December 31, 2008.

Defined Benefit Pension Plans

We provide certain defined benefit pension plans to employees primarily located in countries outside the United States. We deposit funds for certain of these plans, consistent with the requirements of local law, with insurance companies or third-party trustees, and accrue for the unfunded portion of the obligation. The assumptions used in calculating the obligation for these plans depend on the local economic environment. The net liability recognized related to the funded status of the plans was $8.4 million and $6.7 million as of December 31, 2010 and 2009, respectively. The projected benefit obligation was $16.9 million and $21.0 million as of December 31, 2010 and 2009, respectively. The weighted-average discount rate used to estimate the projected benefit obligation as of December 31, 2010 and 2009 was 2.8% for both years presented and the weighted-average salary increase was 1.6% and 1.5%, respectively. The related fair value of plan assets was $9.1 million and $16.3 million as of December 31, 2010 and 2009, respectively. The assets of the plans are primarily invested in cash and cash equivalents. Our contributions were $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. In connection with the termination of one of our pension plans during the year ended December 31, 2010, we reclassified a loss of $3.3 million from OCI to earnings related to the settlement of certain projected benefit obligations. Our estimated benefit payments for each of the next ten years will be $6.9 million in 2011, $0.4 million per year in 2012 through 2015, and an aggregate of $4.7 million for years 2016 through 2020.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Healthcare Plan

We maintain a postretirement healthcare plan for certain retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $3.2 million and $2.7 million as of December 31, 2010 and 2009, respectively.

Other Compensation Arrangements

We have a deferred compensation arrangement whereby certain employees may elect to defer a portion of their earnings and a supplemental executive retirement plan. Amounts payable under these plans were $12.7 million and $12.5 million as of December 31, 2010 and 2009, respectively.

We also have other postretirement benefit arrangements where certain employees located in countries outside the United States are entitled to a termination benefit. Amounts accrued for this benefit were $8.3 million and $6.1 million as of December 31, 2010 and 2009, respectively.

Note 19.    Operating Segments

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

The following is a summary of financial data by segment:

	Year Ended December 31, 2010
	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net sales	$1,284,468	$64,690	$1,349,158
Operating income (loss)	$311,976	$(12,238)	$299,738

Long-lived assets	$203,683	$14,886	$218,569
All other identifiable assets	1,552,411	61,417	1,613,828

Total assets	$1,756,094	$76,303	$1,832,397

	Year Ended December 31, 2009
	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net sales	$569,324	$69,870	$639,194
Operating loss	$(51,603)	$(24,373)	$(75,976)

Long-lived assets	$220,764	$18,347	$239,111
All other identifiable assets	1,254,991	64,876	1,319,867

Total assets	$1,475,755	$83,223	$1,558,978

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net sales	$837,651	$173,353	$1,011,004
Operating loss	$(29,183)	$(82,833)	$(112,016)

Long-lived assets	$250,362	$21,504	$271,866
All other identifiable assets	1,256,420	109,241	1,365,661

Total assets	$1,506,782	$130,745	$1,637,527

Three customers each separately accounted for 22%, 15% and 12% of our consolidated net sales for the year ended December 31, 2010; three customers each separately accounted for 20%, 17% and 16% of our consolidated net sales for the year ended December 31, 2009; and two customers each separately accounted for 15% of our consolidated net sales for the year ended December 31, 2008. All such customer concentration is contained exclusively within the Semiconductor Group. Net sales presented by operating segment are from unaffiliated customers.

For geographical reporting, revenues are attributed to the geographic area in which our subsidiaries are located. Long-lived property, plant and equipment, goodwill and other intangible assets are attributed to the geographic area in which the assets are located.

The following is a summary of operations by geographic area:

	Year Ended December 31, 2010
	United States	Europe	Asia	Elimination	Consolidated
	(In thousands)
Sales to unaffiliated customers	$298,360	$53,334	$997,464	$0	$1,349,158
Transfers between geographic locations	15,239	14,298	381,538	(411,075)	$0

Total net sales	$313,599	$67,632	$1,379,002	$(411,075)	$1,349,158

Operating income (loss)	$38,954	$(10,947)	$271,731	$0	$299,738
Long-lived assets	$204,695	$12,638	$1,236	$0	$218,569
All other identifiable assets	1,037,821	59,522	516,485	0	1,613,828

Total assets	$1,242,516	$72,160	$517,721	$0	$1,832,397

	Year Ended December 31, 2009
	United States	Europe	Asia	Elimination	Consolidated
	(In thousands)
Sales to unaffiliated customers	$165,004	$60,933	$413,257	$0	$639,194
Transfers between geographic locations	24,289	20,765	137,031	(182,085)	$0

Total net sales	$189,293	$81,698	$550,288	$(182,085)	$639,194

Operating loss	$(25,845)	$(20,749)	$(29,382)	$0	$(75,976)
Long-lived assets	$221,349	$15,910	$1,852	$0	$239,111
All other identifiable assets	963,066	62,183	294,618	0	1,319,867

Total assets	$1,184,415	$78,093	$296,470	$0	$1,558,978

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	United States	Europe	Asia	Elimination	Consolidated
	(In thousands)
Sales to unaffiliated customers	$263,647	$151,928	$595,429	$0	$1,011,004
Transfers between geographic locations	48,561	37,765	178,055	(264,381)	$0

Total net sales	$312,208	$189,693	$773,484	$(264,381)	$1,011,004

Operating income (loss)	$(35,134)	$(78,762)	$1,880	$0	$(112,016)
Long-lived assets	$249,459	$19,598	$2,809	$0	$271,866
All other identifiable assets	994,432	103,516	267,713	0	1,365,661

Total assets	$1,243,891	$123,114	$270,522	$0	$1,637,527

Revenue for each geographic area is recognized from the locations within a designated geographic region in accordance with our revenue recognition policy. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit.

Note 20.    Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expense of $1.0 million, $0.8 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

An immediate family member of one of our executive officers is a partner at a law firm that provides various services for the company. We incurred total expenses of $1.8 million for services performed by the law firm for year ended December 31, 2010.

We employ, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amounts recognized for these immediate family members during the years ended December 31, 2010, 2009 and 2008 were $0.6 million, $0.5 million and $0.6 million, respectively.

We have outstanding loans to non-executive vice presidents and other key personnel. As of December 31, 2010 and 2009, the total outstanding balance of such loans was $0.2 million and $0.6 million, respectively. As of December 31, 2010, nearly all of the outstanding balance was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to personnel loans has not historically been significant. We do not have loans to any “executive officers”, as defined by the SEC.

Note 21.    Business Combinations

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.    Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 27, 2010	June 26, 2010	September 25, 2010	December 31, 2010
	(In thousands, except per share amounts)
Net sales	$276,229	$321,369	$367,203	$384,357
Gross profit	$133,967	$156,938	$180,429	$194,000
Net income	$41,256	$63,308	$76,265	$81,503
Basic net income per share	$0.43	$0.67	$0.83	$0.91
Diluted net income per share	$0.43	$0.66	$0.82	$0.89
Shares used in basic per share calculations	96,000	94,065	91,512	89,576
Shares used in diluted per share calculations	96,672	95,332	92,859	91,934

	Quarter Ended
	March 28, 2009	June 27, 2009	September 26, 2009	December 31, 2009
	(In thousands, except per share amounts)
Net sales	$98,913	$119,208	$176,879	$244,194
Gross profit	$25,738	$31,006	$70,708	$113,638
Net income (loss)	$(66,392)	$(50,008)	$(4,026)	$35,191
Basic net income (loss) per share	$(0.69)	$(0.52)	$(0.04)	$0.37
Diluted net income (loss) per share	$(0.69)	$(0.52)	$(0.04)	$0.36
Shares used in basic per share calculations	96,193	96,472	96,701	96,053
Shares used in diluted per share calculations	96,193	96,472	96,701	97,161

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Novellus Systems, Inc.

We have audited the accompanying consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novellus Systems, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, Novellus Systems, Inc. changed its method of recognition and measurement of other-than-temporary impairment for debt securities in connection with the adoption of new authoritative guidance as of March 29, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novellus Systems, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Jose, California

February 25, 2011

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

Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Novellus was made known to management, including the CEO and the CFO, particularly during the time when our periodic reports were being prepared.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles applied in the United States.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Novellus Systems, Inc.:

We have audited Novellus Systems, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Novellus Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Novellus Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2010 and 2009, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Novellus Systems, Inc., and the financial statement schedule listed in the index at Item 15(a)(2), and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Jose, California

February 25, 2011

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

The information required by this item is included under (i) “Proposal No. 1: Election of Directors” as it relates to members of our Board of Directors, including our Audit Committee and our Audit Committee financial experts, our code of ethics and any changes to procedures by which security holders may recommend nominees to our Board of Directors, (ii) “Other Information — Executive Officers” as it relates to our executive officers, and (iii) “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in our Proxy Statement, to be filed in connection with our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included under (i) “Executive Compensation” as it relates to compensation of our executive officers and our assessment of our compensation policies and practices as they relate to our risk management, (ii) “Proposal No. 1: Election of Directors” as it relates to the compensation of our directors, our Compensation Committee disclosure pursuant to Item 407(e)(4) of Regulation S-K, and (iii) “Compensation Committee Report” as it relates to disclosure pursuant to Item 407(e)(5) of Regulation S-K in our Proxy Statement, to be filed in connection with our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is included under (i) “Other Information — Security Ownership of Certain Beneficial Owners and Management” as it relates to security ownership of certain beneficial owners and management, and (ii) “Executive Compensation — Equity Compensation Plan Information” as it relates to our equity compensation plans, in our Proxy Statement, to be filed in connection with our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under “Proposal No. 1: Election of Directors” and “Other Information — Certain Relationships and Related Transactions” in our Proxy Statement, to be filed in connection with our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” in our Proxy Statement, to be filed in connection with our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements and Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — Years Ended December 31, 2010, 2009, and 2008. Consolidated Balance Sheets as of December 31, 2010 and 2009. Consolidated Statements of Cash Flows — Years Ended December 31, 2010, 2009, and 2008. Consolidated Statement of Shareholders’ Equity — Years Ended December 31, 2010, 2009, and 2008. Notes to Consolidated Financial Statements. Reports of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1(1)	Amended and Restated Articles of Incorporation of Novellus.

3.2(2)	Amended and Restated Bylaws of Novellus.

10.1(3)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.2(4)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

*10.3(5)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.

*10.4(6)	Amended and Restated 1992 Employee Stock Purchase Plan, as amended.

*10.5(7)	Form of Directors and Officers Indemnification Agreement.

*10.6(8)	GaSonics International Corporation 1994 Stock Option/Stock Issuance plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.7(9)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.8(10)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.

*10.9(11)	Novellus 2001 Stock Incentive Plan, as amended, together with forms of agreement thereunder.

*10.10(12)	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.

*10.11(13)	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.12(14)	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.

10.13(15)	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.

10.14(16)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.

*10.15(17)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 13, 2002.

10.16(18)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*10.17(19)	Amended and Restated Employment Agreement between Novellus and Richard S. Hill effective as of July 24, 2009.

10.18(20)	Form of Non-Employee Director Restricted Stock Bonus Agreement, as amended.

10.19(21)	Form of Resale Restriction Agreement.

*10.20(22)	Offer Letter of Employment to Ginetto Addiego dated February 2, 2005.

*10.21(23)	Offer Letter of Employment to Fusen Chen dated October 4, 2004.

*10.22(24)	Amended Executive Voluntary Deferred Compensation Plan, as amended.

*10.23(25)	Novellus 162(m) Executive Bonus Plan

10.24(26)	Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A., dated June 17, 2009.

10.25(27)	First Amendment to Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A., dated September 23, 2009.

*10.26(28)	Restricted Stock Purchase Agreement between Novellus Systems, Inc. and Richard S. Hill dated January 28, 2010.

10.27(29)	Letter Agreement (as modified) between Novellus Systems, Inc. and Jeffrey Benzing, dated May 21, 2010.

*10.28(30)	Accelerated Stock Vesting Retirement Plan Summary.

*10.29(31)	Notice of Restricted Stock Unit Award for Grantees Outside the European Union.

*10.30(32)	Notice of Stock Option Award for Grantees Outside the European Union.

21.1	Subsidiaries of Novellus Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 91).

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 25, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 25, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 25, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 25, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000 (SEC File No. 000-17157).

(2)	Incorporated by reference to Exhibit 3.2 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2010 (SEC File No. 000-17157).

(3)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997 (SEC File No. 000-17157).

(4)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997 (SEC File No. 000-17157).

(5)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993 (SEC File No. 000-17157).

(6)	Incorporated by reference to Exhibit 10.4 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009 (SEC File No. 000-17157).

(7)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002 (SEC File No. 000-17157).

(8)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001 (SEC File No. 000-17157).

(9)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001 (SEC File No. 000-17157).

(10)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001 (SEC File No. 000-17157).

(11)	Incorporated by reference to Exhibit 10.9 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009 (SEC File No. 000-17157).

(12)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 (SEC File No. 000-17157).

(13)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 (SEC File No. 000-17157).

(14)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 (SEC File No. 000-17157).

(15)	Incorporated by reference to Exhibit 10.35 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 (SEC File No. 000-17157).

(16)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 (SEC File No. 000-17157).

(17)	Incorporated by reference to Exhibit 10.41 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004 (SEC File No. 000-17157).

(18)	Incorporated by reference to Exhibit 99.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004 (SEC File No. 000-17157).

(19)	Incorporated by reference to Exhibit 10.19 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2008 (SEC File No. 000-17157).

(20)	Incorporated by reference to Exhibit 10.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005 (SEC File No. 000-17157).

(21)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005 (SEC File No. 000-17157).

(22)	Incorporated by reference to Exhibit 10.26 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007 (SEC File No. 000-17157).

(23)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2008 (SEC File No. 000-17157).

(24)	Incorporated by reference to Exhibit 10.28 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2008 (SEC File No. 000-17157).

(25)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009 (SEC File No. 000-17157).

(26)	Incorporated by reference to Exhibit 10.28 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009 (SEC File No. 000-17157).

(27)	Incorporated by reference to Exhibit 10.29 to Novellus’ report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009 (SEC File No. 000-17157).

(28)	Incorporated by reference to Exhibit 10.28 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010 (SEC File No. 000-17157).

(29)	Incorporated by reference to Exhibit 10.29 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2010 (SEC File No. 000-17157).

(30)	Incorporated by reference to Exhibit 10.30 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2010 (SEC File No. 000-17157).

(31)	Incorporated by reference to Exhibit 10.28 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2010 (SEC File No. 000-17157).

(32)	Incorporated by reference to Exhibit 10.28 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2010 (SEC File No. 000-17157).

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 25th day of February, 2011.

NOVELLUS SYSTEMS, INC.

By:	/s/ Richard S. Hill
Richard S. Hill
Chairman of the Board of Directors and
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard S. Hill and John D. Hertz, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ John D. Hertz John D. Hertz	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011

/s/ Neil R. Bonke Neil R. Bonke	Director	February 25, 2011

/s/ Youssef A. El-Mansy Youssef A. El-Mansy	Director	February 25, 2011

/s/ Yoshio Nishi Yoshio Nishi	Director	February 25, 2011

/s/ Glen G. Possley Glen G. Possley	Director	February 25, 2011

/s/ Ann D. Rhoads Ann D. Rhoads	Director	February 25, 2011

Signature	Title	Date

/s/ Krishna Saraswat Krishna Saraswat	Director	February 25, 2011

/s/ William R. Spivey William R. Spivey	Director	February 25, 2011

/s/ Delbert A. Whitaker Delbert A. Whitaker	Director	February 25, 2011

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2010, 2009 and 2008

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts (1)
2010	$2,606	$246	$(1,097)	$1,755
2009	$4,057	$1,495	$(2,946)	$2,606
2008	$1,988	$2,686	$(617)	$4,057

(1)	Deductions represent uncollectible accounts written off, net of recoveries and other adjustments.

EXHIBIT INDEX

21.1	Subsidiaries of Novellus Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 91).

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 25, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 25, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 25, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 25, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document