Form 10-Q
period 2011-03-26
NOVELLUS SYSTEMS INC
filed 2011-04-28
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

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

As of April 21, 2011, there were 89,307,628 shares of the Registrant’s common stock, no par value, issued and outstanding.

NOVELLUS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED MARCH 26, 2011

		Page
Part I: Financial Information
Item 1:	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Statements of Operations for the three months ended March 26, 2011 and March 27, 2010	3
	Condensed Consolidated Balance Sheets as of March 26, 2011 and December 31, 2010	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 26, 2011 and March 27, 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4:	Controls and Procedures	27
Part II: Other Information
Item 1:	Legal Proceedings	28
Item 1A:	Risk Factors	28
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6:	Exhibits	38
Signatures		39
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.LAB
EXHIBIT 101.PRE

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
	(In thousands, except per share amounts)
Net sales	$413,185	$276,229
Cost of sales	204,907	142,262

Gross profit	208,278	133,967

Selling, general and administrative	49,521	45,257
Research and development	46,721	39,687

Total operating expenses	96,242	84,944

Operating income	112,036	49,023

Interest income	1,497	2,043
Interest expense	(426)	(288)
Other income (expense), net	(354)	(228)

Interest and other income (expense), net	717	1,527

Income before income taxes	112,753	50,550
Provision for income taxes	16,395	9,294

Net income	$96,358	$41,256

Net income per share:
Basic	$1.07	$0.43

Diluted	$1.04	$0.43

Shares used in basic per share calculations	90,321	96,000

Shares used in diluted per share calculations	92,855	96,672

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 26, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$275,339	$247,055
Short-term investments	363,205	424,196
Accounts receivable, net	279,064	256,731
Inventories	219,787	208,894
Deferred tax assets, net	50,750	49,995
Other current assets	14,691	15,530

Total current assets	1,202,836	1,202,401
Property and equipment, net of accumulated depreciation of $576,902 in 2011 and $570,083 in 2010	212,886	218,569
Non-current restricted cash and cash equivalents	129,367	121,226
Long-term investments	67,484	68,645
Goodwill	126,170	125,043
Other non-current assets	88,288	96,513

Total assets	$1,827,031	$1,832,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$101,557	$82,006
Accrued payroll and related expenses	41,250	63,725
Accrued warranty	31,960	29,512
Other current liabilities	69,742	70,444
Income taxes payable	8,393	15,631
Deferred profit	13,549	29,693

Total current liabilities	266,451	291,011
Long-term debt obligations	112,798	105,592
Long-term income taxes payable	62,540	61,381
Other non-current liabilities	47,534	46,275

Total liabilities	489,323	504,259

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock	1,251,248	1,206,887
Retained earnings	87,631	124,132
Accumulated other comprehensive loss	(1,171)	(2,881)

Total shareholders’ equity	1,337,708	1,328,138

Total liabilities and shareholders’ equity	$1,827,031	$1,832,397

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$96,358	$41,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,807	11,038
Deferred income taxes	10,475	1,340
Stock-based compensation	9,956	7,701
Excess tax benefit from stock-based compensation	(1,517)	(100)
Other non-cash charges, net	1,204	1,821
Changes in operating assets and liabilities:
Accounts receivable, net	(21,029)	(4,546)
Inventories	(6,245)	(16,223)
Other assets	472	323
Accounts payable and accrued liabilities	19,197	(6,454)
Accrued payroll and related expenses	(19,905)	9,631
Accrued warranty	3,620	2,606
Income taxes payable	(6,127)	6,229
Deferred profit	(16,348)	4,844
Other liabilities	4,847	2,582

Net cash provided by operating activities	83,765	62,048

Cash flows from investing activities:
Proceeds from sales of investments	202,714	20,460
Proceeds from maturities of investments	29,950	37,625
Purchases of investments	(177,736)	(50,324)
Capital expenditures	(5,039)	(3,693)
(Decrease) increase in restricted cash and cash equivalents	(4,895)	4,896

Net cash provided by investing activities	44,994	8,964

Cash flows from financing activities:
Proceeds from employee stock compensation plans	96,285	1,238
Proceeds from lines of credit, net	0	1,597
Repayment of debt obligations	(24)	0
Repurchases of common stock	(200,392)	(15,369)
Excess tax benefit from stock-based compensation	1,517	100

Net cash used in financing activities	(102,614)	(12,434)

Effects of exchange rate changes on cash and cash equivalents	2,139	(1,955)

Net increase in cash and cash equivalents	28,284	56,623
Cash and cash equivalents at the beginning of the period	247,055	142,047

Cash and cash equivalents at the end of the period	$275,339	$198,670

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions for Quarterly Reports on Form 10-Q within Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 26, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures of contingent assets and liabilities. We evaluate estimates on an ongoing basis, including those related to recognition of revenue, valuation of investments, adequacy of the allowance for doubtful accounts, valuation of inventory, valuation of deferred tax assets, valuation of goodwill and other intangible assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, contingencies and litigation, and measurement of stock-based compensation. We base estimates on historical experience and on market-based assumptions that we believe to be reasonable under current circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state assets and liabilities given facts known at the time of measurement. Actual results may differ from these estimates.

The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our subsidiaries after the elimination of all significant intercompany account balances and transactions.

Note 2. Significant Accounting Policies

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collection of the receivable is reasonably assured. It is common for us to ship equipment and transfer title at the point of delivery to the buyer under the terms of our contractual relationship. When uncertainty exists as to customer acceptance due to customer-specific equipment performance conditions, we defer revenue recognition until acceptance and record the deferred revenue and associated costs of sales in deferred profit on our Condensed Consolidated Balance Sheet. Our sales arrangements do not include a general right of return.

Our equipment sales generally have two elements: the equipment and installation of that equipment. While installation is not essential to the functionality of the delivered equipment, for many of our sales contracts, final payment is generally not billable until we have completed our system installation obligations and received customer acceptance. Provided that we meet defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. We recognize revenue for the installation element when installation is complete. Revenue recognized for delivered elements is limited to the amount not contingent on future performance obligations.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

In the first quarter of 2011, we adopted an amended accounting standard issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements, on a prospective basis, for applicable transactions originating or materially modified on or subsequent to January 1, 2011. The new standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the selling price hierarchy described below. Implementation of this new authoritative guidance had an insignificant impact on reported revenue as compared to revenue under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported revenue. We do not anticipate that the new guidance will have a significant impact on the timing of revenue recognition in comparison to our historical practice.

For multiple element arrangements entered into prior to January 1, 2011, revenue was allocated among the separate elements based on their relative fair values, provided the elements had value on a stand-alone basis and there was objective and reliable evidence of fair value. In the limited cases where there was objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method was used to allocate the arrangement consideration. For multiple element arrangements entered into or materially modified on or subsequent to January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (VSOE), if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. We generally use VSOE for our products and services. Until we establish VSOE, we determine our estimate of the relative selling price by considering our production costs and margins of similar products or services. We regularly review the method used to determine our relative selling price and update any estimates accordingly.

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock.

For the three months ended March 26, 2011 and March 27, 2010, diluted net income per share was computed by dividing net income by the weighted average number of common and potential common shares outstanding during the respective periods. Potential common shares represent the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. These potential common shares consist of stock options and unvested restricted stock awards. For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are either anti-dilutive under the treasury stock method or restricted shares subject to performance conditions that have not been met. For this reason, potential common shares of 4.4 million and 17.1 million were excluded from the computation for the three months ended March 26, 2011 and March 27, 2010, respectively.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended
	March 26, 2011	March 27, 2010
	(In thousands, except per share amounts)
Numerator:
Net income	$96,358	$41,256

Denominator:
Basic weighted-average shares outstanding	90,321	96,000
Dilutive common equivalent shares	2,534	672

Diluted weighted-average shares outstanding	92,855	96,672

Net income per share – Basic	$1.07	$0.43
Net income per share – Diluted	$1.04	$0.43

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

During the three months ending March 26, 2011 and March 27, 2010, there were no transfers of financial instruments between Level 1 and Level 2 or transfers in or out of Level 3.

Financial Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured at fair value on a recurring basis, excluding accrued interest components, consist of the following types of instruments as presented on our Condensed Consolidated Balance Sheets:

	Fair Value Measurements as of March 26, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents
Money market funds	$198,198	$0	$0	$198,198
Short-term investments
Municipal bonds	0	278,845	0	278,845
Corporate bonds	0	17,469	0	17,469
Variable rate demand notes	0	47,380	0	47,380
Other current assets
Derivative assets (1)	0	165	0	165
Non-current restricted cash and cash equivalents
Money market funds	75,128	0	0	75,128
Long-term investments
Auction rate securities	0	0	67,484	67,484

Total assets	$273,326	$343,859	$67,484	$684,669

Liabilities
Other current liabilities
Derivative liabilities (1)	$0	$1,084	$0	$1,084

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

	Fair Value Measurements as of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents
Money market funds	$172,181	$0	$0	$172,181
Short-term investments
Municipal bonds	0	291,296	0	291,296
Corporate bonds	0	18,966	0	18,966
Variable rate demand notes	0	94,849	0	94,849
Other current assets
Derivative assets (1)	0	118	0	118
Non-current restricted cash and cash equivalents
Money market funds	64,352	0	0	64,352
Long-term investments
Auction rate securities	0	0	68,645	68,645

Total assets	$236,533	$405,229	$68,645	$710,407

Liabilities
Other current liabilities
Derivative liabilities (1)	$0	$1,562	$0	$1,562

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 6.

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
	March 26, 2011	March 27, 2010
	(In thousands)
Balance, beginning of period	$68,645	$78,763
Decrease in unrealized losses included in other comprehensive loss	189	399
Sales	(1,350)	(4,000)

Balance, end of period	$67,484	$75,162

All Level 3 financial instruments are auction-rate securities. Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal bond funds. Auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless (i) future auctions are successful, (ii) the securities are called by the issuer, (iii) we sell the securities in a secondary market, or (iv) the underlying notes mature. Currently, there are no active secondary markets. As of March 26, 2011, we have recorded a cumulative temporary impairment loss of $8.3 million within OCI based upon our assessment of the fair value of these securities. We believe that this impairment is temporary as we do not intend to sell these securities until recovery at par. We do not believe that we will be required to sell these securities before recovery of their amortized cost and, based on our credit quality assessment, we expect to recover the amortized cost of these securities.

Fair Value of Other Financial Instruments

The carrying value of cash, accrued interest receivable, non-current restricted cash, and current debt obligations approximates fair value because of the short maturity of these instruments. Other investments primarily relate to corporate-owned life insurance contracts used to offset our deferred compensation obligations. These investments have a determinable cash surrender value, which is the best available evidence of fair value. Accrued interest receivable and other investments are classified within short-term investments on our Condensed Consolidated Balance Sheets. Our debt obligations are not publicly traded and are primarily denominated in Euros. The estimated fair value of our debt obligations is based, primarily, on a market approach, comparing our interest rates to those rates we believe we would reasonably receive upon re-entry into the market. The carrying amount and fair value of our long-term debt obligations were $112.8 million and $113.9 million as of March 26, 2011, respectively, and $105.6 million and $106.7 million as of December 31, 2010, respectively. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.

See additional disclosures regarding our investments in Note 5.

Note 5. Investments

All of our investments are classified as available-for-sale. The amortized cost and estimated fair value of our investments are as follows:

	March 26, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$277,973	$1,155	$(283)	$278,845
Variable-rate demand notes	47,380	0	0	47,380
Corporate bonds	17,375	97	(3)	17,469
Auction-rate securities	75,800	0	(8,316)	67,484

Total	$418,528	$1,252	$(8,602)	$411,178

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$290,284	$1,538	$(526)	$291,296
Variable-rate demand notes	94,849	0	0	94,849
Corporate bonds	18,863	114	(11)	18,966
Auction-rate securities	77,150	0	(8,505)	68,645

Total	$481,146	$1,652	$(9,042)	$473,756

Included in our short-term investments balance as of March 26, 2011 and December 31, 2010 were interest receivable of $3.8 million and $3.7 million, respectively, and other investments of $15.7 million and $15.4 million, respectively, which are excluded from the tables above.

The maturities of our investments as of March 26, 2011 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$145,486	$146,069
Due in 1 to 5 years	153,462	153,844
Due in 5 to 10 years	9,440	9,440
Due in greater than 10 years	110,140	101,825

Total	$418,528	$411,178

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

The breakdown of investments with unrealized losses as of March 26, 2011 is as follows:

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$84,110	$(283)	$0	$0	$84,110	$(283)
Corporate bonds	3,601	(3)	0	0	3,601	(3)
Auction-rate securities	0	0	67,484	(8,316)	67,484	(8,316)

Total	$87,711	$(286)	$67,484	$(8,316)	$155,195	$(8,602)

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

Note 6. Derivative Financial Instruments

We manage our foreign currency exchange risk through foreign currency forward exchange contracts and foreign denominated floating-rate debt to hedge against the short-term impact of currency fluctuations. We enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the effect of currency fluctuations on (i) probable system sales denominated in Japanese yen, (ii) our net investment in certain foreign subsidiaries, and (iii) other monetary asset and liability balances denominated in foreign currencies. We utilize a portion of our foreign denominated floating-rate debt to mitigate the economic effect of our net investment in certain foreign subsidiaries. As of March 26, 2011 and December 31, 2010, 34.7 million and 34.9 million Euros, respectively, of floating-rate debt was designated as a net investment hedge. All derivatives are recorded at fair value in either other current assets or other current liabilities. We report cash flows from derivative instruments in cash flows from operating activities. We use the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

The notional amounts of outstanding hedge contracts are as follows:

	March 26, 2011		December 31, 2010
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
	(In thousands)
Japanese Yen	$15,408	$54,868	$12,288	$34,652
British Pound Sterling	4,647	4,648	4,441	4,442
Chinese Renminbi	0	7,678	0	6,776
Indian Rupee	1,292	1,283	1,063	1,061
Taiwan Dollar	0	5,674	0	1,663
Swiss Franc	0	4,417	0	4,236

Total	$21,347	$78,568	$17,792	$52,830

Cash Flow Hedges. We designate and document our foreign currency forward exchange contracts as cash flow hedges on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate the effectiveness of each hedge, at least quarterly; using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in OCI until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in net sales as designated at the inception of the forward contract. In the event it becomes probable that an anticipated hedged transaction will not occur, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated OCI to net sales in the Condensed Consolidated Statement of Operations. No such events occurred for the three months ended March 26, 2011 and March 27, 2010.

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

The fair value and balance sheet classification of foreign exchange derivative contracts are as follows:

	March 26, 2011	December 31, 2010
	(In thousands)
Other current assets:
Derivative assets designated as hedging instruments:
Cash flow hedges	$24	$0
Derivative assets not designated as hedging instruments:
Other foreign currency hedges	141	118

Total derivative assets (1)	$165	$118

Other current liabilities:
Derivative liabilities designated as hedging instruments:
Cash flow hedges	$100	$76
Net investment hedges	5	1
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges	979	1,485

Total derivative liabilities (1)	$1,084	$1,562

(1)	See additional fair value measurement disclosures in Note 4.

The following tables summarize the pre-tax effect of foreign exchange derivative contracts by (i) cash flow hedges, (ii) net investment hedges and, (iii) other foreign currency hedges on OCI and the Condensed Consolidated Statements of Operations for the three months ended March 26, 2011 and March 27, 2010.

	Financial Statement Location	Three Months Ended
		March 26, 2011	March 27, 2010
		(In thousands)
Cash Flow Hedges:
Gains (losses) recorded in OCI (effective portion), net	OCI	$(45)	$60
Gains reclassified from OCI to earnings (effective portion), net	Net sales	811	126
Losses recorded in earnings (ineffective and excluded time value portion), net	Net sales	(12)	(4)
Net Investment Hedges:
Foreign exchange contracts:
Gains (losses) recorded in OCI (effective portion), net	OCI	(352)	202
Losses recorded in earnings (ineffective and excluded time value portion), net	Other Income (expense), net	(14)	(41)
Foreign denominated floating-rate debt:
Gains (losses) recorded in OCI (effective portion), net	OCI	(3,163)	2,777
Other Foreign Currency Hedges:
Losses recorded in earnings, net	Other income (expense), net	$(356)	$(297)

We anticipate reclassifying the accumulated losses recorded as of March 26, 2011 from OCI to net sales within 12 months.

Note 7. Inventories

	March 26, 2011	December 31, 2010
	(In thousands)
Purchased and spare parts	$140,023	$126,655
Work-in-process	36,975	42,173
Finished goods	42,789	40,066

Inventories	$219,787	$208,894

Finished goods include $22.4 million and $17.5 million as of March 26, 2011 and December 31, 2010, respectively, of systems at customer locations.

Note 8. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in goodwill for the three months ended March 26, 2011:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net balance, beginning of period	$108,431	$16,612	$125,043
Foreign currency translation	0	1,127	1,127

Net balance, end of period	$108,431	$17,739	$126,170

There have been no significant events or circumstances affecting the valuation of goodwill since our annual impairment test was performed in the fourth quarter of 2010. There were no impairments to goodwill for the three months ended March 26, 2011.

Intangible Assets

Our acquired intangible assets are as follows:

	March 26, 2011				December 31, 2010
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)		(Years)		(In thousands)
Patents and other intangible assets	11	$18,655	$(6,940)	$11,715	11	$18,647	$(6,509)	$12,138
Developed technology	6	30,955	(30,311)	644	6	30,102	(29,424)	678
Trademark	10	7,595	(4,948)	2,647	10	7,088	(4,441)	2,647

Total intangible assets	8	$57,205	$(42,199)	$15,006	8	$55,837	$(40,374)	$15,463

Our estimated amortization expense for identifiable intangible assets is $1.9 million for the remaining three quarters of 2011, and $2.6 million, $2.6 million, $2.6 million, and $1.5 million for the years ending December 31, 2012, 2013, 2014, and 2015, respectively. As of March 26, 2011, we had no recorded identifiable intangible assets with indefinite lives.

Note 9. Commitments and Contingencies

Product Warranty

Changes in our accrued warranty liability are as follows:

	Three Months Ended
	March 26, 2011	March 27, 2010
	(In thousands)
Balance, beginning of period	$34,947	$19,611
Warranties issued	14,899	9,493
Settlements	(10,238)	(5,503)
Net changes in liability for pre-existing warranties, including expirations	(844)	(1,535)

Balance, end of period	38,764	22,066
Less: Long-term portion	(6,804)	(3,273)

Accrued warranty, current	$31,960	$18,793

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara (the Superior Court) seeking damages of up to $200 million (including punitive damages), declaratory relief and injunctions for causes of action involving alleged breach of contract, fraud, unfair competition, and breach of warranty.

The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began before a jury on January 19, 2010, in the Superior Court. Novellus prevailed on these claims at trial, which ended on February 26, 2010. On August 2, 2010, in connection with the judgment against Linear, the Superior Court awarded us $5.2 million in attorney’s fees and $0.1 million in other costs. Linear filed two motions, one seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and the other seeking a new trial, both of which the Superior Court has denied. Linear subsequently filed an appeal. Linear has since paid us the entire award. However, Linear’s payment is subject to its appeal. Although we cannot, at this time, predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition, or operating results.

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

Note 10. Restructuring

In an effort to consolidate our operations, streamline product offerings, and align our manufacturing operations with current business conditions, we have implemented various restructuring plans since 2001. All restructuring activity presented below is related to the Semiconductor Group and the adjustment of prior restructuring costs is included in operating income as part of selling, general and administrative, net. As of March 26, 2011, our restructuring plans had been completed except for payments of future rent obligations which we estimate will be paid in cash through 2017.

The following table summarizes our restructuring activity:

	Three Months Ended
	March 26, 2011	March 27, 2010
	(In thousands)
Balance, beginning of period	$14,865	$18,046
Cash payments for rent obligations	(1,094)	(1,203)
Adjustment of prior restructuring costs	181	206

Balance, end of period	$13,952	$17,049

Note 11. Debt Obligations

We have $45.6 million of short-term credit facilities available with various financial institutions. These credit facilities bear interest at various rates and expire on various dates through August 2011. As of March 26, 2011, $7.9 million of our credit facilities were pledged against outstanding letters of credit and the remainder was unutilized.

On June 17, 2009, we entered into a three-year credit agreement, which was amended on September 23, 2009 (the Agreement), with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 75 basis points. The outstanding balance is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. As of March 26, 2011 and December 31, 2010, we had 79.5 million Euros outstanding under the Agreement at an effective interest rate of 1.58% and 1.47%, respectively, which equaled $112.4 million and $105.2 million as of such dates, respectively. The Agreement is secured by deposits in money market funds of a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which are subject to various exceptions and qualifications. We were in compliance with these covenants as of March 26, 2011.

Note 12. Income Taxes

The income tax provision for the three months ended March 26, 2011 was computed based on our annual forecast of profit by jurisdiction for fiscal year 2011. Our provision for income taxes for the three months ended March 26, 2011 was $16.4 million compared to a provision for income taxes of $9.3 million for the three months ended March 27, 2010. For the three months ended March 26, 2011, our provision for income taxes was less than the federal statutory tax rate primarily due to foreign income taxed at lower rates.

Note 13. Shareholders’ Equity

Comprehensive Income

The components of total comprehensive income, net of tax, are as follows:

	Three Months Ended
	March 26, 2011	March 27, 2010
	(In thousands)
Net income	$96,358	$41,256
Other comprehensive income:
Foreign currency translation adjustments, net of tax	905	(710)
Unrealized gain (loss) on investments	40	(291)
Unrealized gain on cash flow hedges	765	187

Comprehensive income	$98,068	$40,442

The components of accumulated other comprehensive loss, net of related taxes, are as follows:

	March 26, 2011	December 31, 2010
	(In thousands)
Foreign currency translation adjustments, net of tax	$7,459	$6,554
Unrealized loss on investments	(7,350)	(7,390)
Unrealized loss on cash flow hedges	(311)	(1,076)
Unrealized loss on pension liability, net of tax	(969)	(969)

Accumulated other comprehensive loss	$(1,171)	$(2,881)

Common Stock Repurchases

Our Board of Directors has authorized repurchases of our outstanding common stock through October 2011. As of March 26, 2011, we had $340.0 million available for stock repurchases under these authorizations. During the three months ended March 26, 2011 and March 27, 2010, 5.1 million and 0.7 million shares, respectively, were repurchased under this plan for $200.1 million and $15.2 million, respectively, at a weighted average purchase price of $39.37 and $21.50 per share, respectively.

For the majority of restricted stock awards pursuant to our stock incentive plan that vest, the number of shares issued is net of shares withheld to pay the minimum statutory withholding for income taxes on behalf of the grantee. Although shares withheld are not issued, they are treated as common stock repurchases, effectively reducing the number of shares that would otherwise have been issued upon vesting. Shares withheld upon vesting for income tax withholding are not included as common stock repurchases under our authorized plan. During the three months ended March 26, 2011 and March 27, 2010, the value of shares withheld to satisfy the minimum statutory withholding requirement related to the grantees’ tax obligations was $0.3 million and $0.1 million, respectively.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted.

Note 14. Stock-Based Compensation

The Board of Directors has recommended for shareholder approval of the Novellus Systems, Inc. 2011 Stock Incentive Plan (the “2011 Plan) to replace the 2001 Stock Incentive Plan, as amended and restated, which expired on March 16, 2011. The 2011 Plan, if approved, would authorize 9.8 million shares for future grant. Approval requires the affirmative vote of a majority of the outstanding shares of common stock represented and voting (which shares of common stock voting affirmatively also constitute at least a majority of the required quorum) at the annual meeting of shareholders on May 10, 2011. The 2011 Plan, if approved, will become effective on May 10, 2011.

The following table summarizes the stock-based compensation expense for stock options and restricted stock awards in operating income.

	Three Months Ended
	March 26, 2011 (1)	March 27, 2010 (2)
	(In thousands)
Cost of sales	$1,046	$461
Selling, general and administrative	5,147	4,675
Research and development	3,763	2,565

Total stock-based compensation expense	$9,956	$7,701

(1)	Amounts include amortization expense related to stock options of $2.7 million and to restricted stock awards of $7.3 million.
(2)	Amounts include amortization expense related to stock options of $3.2 million and to restricted stock awards of $4.5 million.

Stock Options

The exercise price of each stock option is the market price of our common stock on the date of grant. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. The fair values of stock options were estimated using the Black-Scholes valuation model. Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. For option grants to employees that are retirement eligible during the contractual term of the option, the expected term is based on a combination of historical experience plus an estimated incremental term related to an extended post-termination exercise period. We base the risk-free interest rate on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of the option.

A summary of stock option activity for the three months ended March 26, 2011 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding, beginning of period	12,751	$30.90
Grants	51	36.78
Exercises	(3,250)	29.63
Forfeitures or expirations	(324)	31.52

Outstanding, end of period	9,228	$31.36	4.43	$62,151

Exercisable, end of period	6,525	$34.63	2.74	$26,732

As of March 26, 2011, there was $22.2 million of unrecognized compensation cost related to unvested stock options with a weighted average remaining amortization period of 2.7 years.

Restricted Stock Awards

Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Restricted stock awards generally vest over three or four year periods, excluding certain awards that vest upon the achievement of specific performance targets. A summary of restricted stock award activity for the three months ended March 26, 2011 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards, beginning of period	3,201	$23.79
Granted	121	37.61
Vested	(23)	21.56
Forfeited	(289)	25.31

Unvested restricted stock awards, end of period	3,010	$24.27

As of March 26, 2011, there were a total of 0.4 million restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not realized. The restricted stock awards have performance conditions that could result in the vesting of additional restricted stock up to a maximum of 1.1 million shares. The majority of performance conditions are based on our revenue, revenue growth, and revenue growth relative to our peers.

As of March 26, 2011, there was $67.5 million of unrecognized compensation cost related to restricted stock awards, including performance awards that are expected to vest, with a weighted average remaining amortization period of 2.7 years.

Note 15. Operating Segments

Our operations are organized into two segments, the Semiconductor Group and the Industrial Applications Group. Our Semiconductor Group develops, manufactures, sells, and supports equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Our Industrial Applications Group is a supplier of lapping, grinding, polishing, and deburring equipment for fine-surface optimization. The accounting policies of these segments are the same as those described in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Segment information is as follows:

	Three Months Ended March 26, 2011			Three Months Ended March 27, 2010
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
Sales to unaffiliated customers	$392,791	$20,394	$413,185	$263,675	$12,554	$276,229
Operating income (loss)	$111,378	$658	$112,036	$52,921	$(3,898)	$49,023

	March 26, 2011			December 31, 2010
	(In thousands)
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
Total assets	$1,740,573	$86,458	$1,827,031	$1,756,094	$76,303	$1,832,397

Note 16. Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred lease expense of $0.3 million for each of the three-month periods ended March 26, 2011 and March 27, 2010.

An immediate family member of one of our executive officers is a partner at a law firm that provides various services for the company. We incurred total expenses of $0.4 million for services performed by the law firm for the three months ended March 26, 2011.

We employ, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amount recognized for these immediate family members was $0.1 million for each of the three months ended March 26, 2011 and March 27, 2010.

We have outstanding loans to non-executive vice presidents and other key personnel. As of March 26, 2011 and December 31, 2010, the total outstanding balance of such loans was $0.2 million, nearly all of which was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to personnel loans has not historically been significant. We do not have loans to any “executive officers”, as defined by the SEC.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “may,” and similar expressions also identify forward-looking statements. The forward-looking statements include, without limitation:

•

our belief that the impairment related to auction-rate securities is temporary, our intent to not sell our auction-rate securities until recovery at par, our belief that we will not be required to sell our auction-rate securities before recovery of their amortized cost, and our expectation to recover the amortized cost of our auction-rate securities;

•	our anticipation to reclassify the accumulated gain recorded as of March 26, 2011 from OCI to net sales within 12 months;

•	our belief that our use of multiple element revenue arrangements will not have a significant impact on the timing of revenue recognition in comparison to our historical practice;

•	our estimation of amortization expense for identifiable intangible assets for the years ending December 31, 2012, 2013, 2014, and 2015;

•	our expectation that future obligations in connection with vacated facilities will be paid in cash through 2017;

•

our expectation that the ultimate disposition of the Linear litigation and other litigation matters that have arisen, or may arise in the future, in the normal course of business will not have a material adverse effect on our business, financial condition or operating results;

•	our expectation that the next planned wafer size increase will be up to 450 mm substrates and this migration is anticipated to be at least five years in the future;

•	our expectation that deposition and surface preparation technologies will play an important role in new patterning schemes;

•	our expectation that the trend towards advanced wafer-level packaging will mean that traditional back-end-of-line packaging will eventually be replaced by this new packaging processes;

•

our belief that long-term demand for our products will continue to be high; and our customers will continue to invest in capital expenditures to increase capacity and improve technology to meet growing demand for semiconductor devices;

•	our expectation that increased demand for semiconductor devices will come from the anticipated proliferation of computer tablet products and improvement in the current communications infrastructure;

•	our expectation that net orders will fluctuate due to the cyclicality of the semiconductor industry;

•	our expectation that we will achieve tax rates that are lower than current federal rates;

•	our belief that our financial resources will be sufficient to meet our needs through the next twelve months;

•	our intention to consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings;

•	our intention to seek to obtain debt or equity financing in connection with funding capital expenditures, increasing our working capital, or completing any acquisitions;

•	our intention to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated;

•	our expectation that we will continue to experience significant fluctuations in our quarterly operating results;

•	our expectation that sales to a small number of customers will continue to account for a high percentage of our net sales in the foreseeable future;

•	our expectation that it will be more difficult to sell to a given customer if that customer is currently using a competitor’s equipment;

•

our expectation that the ultimate disposition of litigation matters that have arisen, or may arise in the future, in the normal course of business, will not have a material adverse effect on our business, financial condition or operating results;

•	our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology; and

•	our belief that significant investment in research and development is required to remain competitive, and our plan to continue to invest in new products and enhance our current product lines.

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

•	inaccuracies regarding growth potential in various geographical regions over the long term;

•	a sustained decrease in or leveling off of customer demand;

•	our inability to make adequate inventory valuation adjustments in a timely manner and our inability to manage inventory levels;

•

unexpected changes in the tax regulatory environment, changes in accounting and tax standards or practices, and our inability to achieve a tax benefit due to unexpected changes in domestic or international tax regulations;

•	our inability to predict the ultimate outcome of the Linear litigation and other current litigation on our business, financial conditions or operating results;

•

unexpected increases in costs associated with manufacturing our products; our inability to anticipate cyclical changes in customers’ capacity utilization and demand; the negative impact of higher cost of services on gross margins;

•	our inability to realize efficiencies from outsourcing; inefficiencies in the allocation of funds towards our research and development efforts to our existing and new product lines;

•	unexpected complications related to timing, success, and cost of our manufacturing consolidation efforts and unexpected shipment delays which adversely impact shipment volumes;

•	unexpected changing product needs of our customers, the loss of major customers, and the need to seek new customers and diversify our customer base;

•	an unanticipated need for additional liquid assets in the next twelve months;

•	our inability to enforce our patents and protect our trade secrets;

•	our inability to accurately predict customers’ capital spending over the long term;

•	further periodic downturns in the semiconductor industry which could have a material adverse effect on the semiconductor industry’s demand for semiconductor processing equipment;

•	the introduction of new products by competitors and unexpected shifts in market demand for our products; and

•	uncertainties related to growth in the electronics industry and our inability to successfully select, develop, and market new products, or enhance existing products.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of Part II, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q. Readers should also review carefully the cautionary statements listed in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other filings with the SEC, including our Forms 10-Q and 8-K and our Annual Report to Shareholders.

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers with an understanding of our business. The following are included in our MD&A:

•	Overview of our Business and Industry;

•	Critical Accounting Policies;

•	Results of Operations; and

•	Liquidity and Capital Resources.

Overview of Our Business and Industry

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus we primarily develop, manufacture, sell, and support equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Customers for this equipment manufacture chips for sale or for incorporation in their own products, or provide chip manufacturing services to third parties. For several decades, the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the internet and the telecommunications industry, and the emergence of new applications in consumer electronics.

Integrated circuits are generally built on a silicon wafer substrate, and include a large number of different components such as transistors, capacitors, and other electronic devices. These components are connected on the silicon wafer by multiple layers of wiring called interconnects. To build an integrated circuit, transistors are first fabricated on the surface of the silicon wafer. Wiring and insulating structures are then added as alternating thin-film layers in a series of manufacturing process steps. Typically, a first layer of dielectric material is deposited on top of the transistors. Subsequent metal layers are deposited on top of this base layer, etched to create the conductive interconnects that carry the electricity, and then covered with dielectric material to create the necessary insulation between the interconnects. Following each deposition step, a planarization, or polishing process, is employed to achieve a flat surface for the manufacturing steps that follow. Building either copper or aluminum wiring requires these manufacturing steps to be repeated many times. Advanced chip designs may require more than 500 process steps.

Several technological trends characterize integrated circuit manufacturing. Perhaps the most prominent of those trends is the increasing density of the integrated circuit. Moore’s Law, first postulated in the mid-1960s and still substantially accurate more than 45 years later, states that the density of the circuitry on an individual semiconductor chip doubles every 18 months. Today’s advanced devices are being manufactured with line widths as small as 32 nanometers, with up to eleven layers of interconnected circuitry. By increasing circuit density, manufacturers can layer more electronic components on a given surface area, and thereby provide higher performance at about the same cost.

Another trend in the industry has been the increasing size of wafers. In recent years, semiconductor device manufacturers have migrated from 200 mm diameter substrates to 300 mm substrates due to technological advances and manufacturing cost advantages. 300 mm wafers provide more than 2.25 times as many die per wafer, and offer significant economies of scale in the manufacturing process. The next planned wafer size increase is expected to be up to 450 mm substrates. This migration is anticipated to be at least five years in the future.

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

New electronic products such as smart phones and tablet computers are also driving a trend in the industry towards three-dimensional wafer-level packaging, where multiple chips and chip types are integrated vertically into one chip package. Three-dimensional packaging provides more functionality, with improved interconnect speed and lower power consumption. The trend towards advanced wafer-level packaging will mean that traditional back-end-of-line packaging schemes such as wire and die bonding will eventually be replaced by these new packaging processes that must be completed in a clean room environment.

These trends shape the equipment and process demands of our customers. Our customers generally measure the cost and performance of their production equipment in terms of “cost per wafer,” a ratio determined by factoring in the costs for acquisition and installation of a system, its operating costs, and net throughput rate. In a fixed period of time, a system with higher net throughput allows a manufacturer to recover the purchase price over a greater number of wafers, thereby reducing the cost of ownership of the system on a per-wafer basis. Yield and film qualities are also significant factors in selecting processing equipment. The increased cost of larger and more complex semiconductor wafers has made high yields extremely important to our customers. To achieve higher yields, systems must be able to deposit high quality films repeatedly, consistently, and reliably.

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

We also develop, manufacture, sell, and support grinding, lapping, and polishing equipment for fine-surface optimization and serve a broad spectrum of industrial applications. We refer to this segment of our business as our Industrial Applications Group, or IAG.

Our IAG business depends on capital expenditures made by manufacturers in sectors such as automotive, aircraft, and electronic products, parts and components. At the broadest level, the demand for machine tools is highly sensitive to macroeconomic conditions as our customer base includes some of the most cyclically sensitive industries in the economy. Such variables as the outlook for overall economic growth, fixed investment, and durable goods shipments directly affect the growth of our business. Our industrial business also depends on niche applications. For example, our operations have been increasingly affected by the prime wafer industry which, like the semiconductor segment, is characterized by intense competition and rapidly changing technology.

Over the past two years, our business has benefitted from increased demand for semiconductor products driven in part by (i) a corporate refresh cycle for the personal computer, (ii) an increased market for enterprise storage, utilizing a solid-state hybrid architecture, which has augmented traditional demand for NAND flash and, (iii) a robust smartphone market. We believe that long-term demand for our products will continue to be high, as we expect that our customers will continue to invest in capital equipment. We expect such investments to be undertaken by our customers to increase capacity and improve technology. In addition, we expect that increased demand for semiconductor devices will come from the anticipated proliferation of computer tablet products, improvement in the current communications infrastructure to support the growing use of mobile graphics and video, both domestically and in markets overseas, and from improved information technology in military and intelligence applications.

However, demand for semiconductor manufacturing equipment has historically been cyclical. This quarter, we experienced our first quarter-to-quarter decline in shipments since the first quarter of 2009. Macroeconomic factors, supply chain disruptions associated with the catastrophic events resulting from the March 11, 2011 earthquake and tsunami in Japan, and volatility of memory prices could potentially affect some of our customers’ profitability and forecasted levels of investment in capital equipment in the short term.

Accordingly, any forecasts in demand for wafer fabrication equipment in the near term are subject to uncertainty, and could introduce significant volatility into our quarterly results of operations. At this time, we are unable to determine what effect, if any, the earthquake in Japan and its aftermath may have on our business, including effects on our suppliers and customers located in Japan.

We focus on certain key financial data to manage our business. Net sales, gross profit, net income, and net income per share are the primary measures we use to monitor performance. We also use certain non-GAAP measures, such as shipments and net orders to assess business trends and performance. We discuss these non-GAAP measures because we believe these metrics assist investors in assessing certain business trends in the same way that these trends are analyzed by management. Shipments consist of products shipped to customers, without regard to net sales adjustments such as deferrals associated with customer acceptance. Net orders, which in our industry are also referred to as bookings, consist of current period orders less current period cancellations and other adjustments. Shipments and net orders are used to forecast and plan future operations. We do not report orders for systems with delivery dates more than 12 months from the latest balance sheet date.

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2011	2010
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$413,185	$384,357	$367,203	$321,369	$276,229
Gross profit	$208,278	$194,000	$180,429	$156,938	$133,967
Net income	$96,358	$81,503	$76,265	$63,308	$41,256
Net income per share – Diluted	$1.04	$0.89	$0.82	$0.66	$0.43
Shipments	$376,946	$417,947	$363,290	$332,083	$282,816
Change in shipments from prior quarter	(10)%	15%	9%	17%	16%
Net orders	$415,127	$410,640	$406,888	$384,856	$321,363
Change in net orders from prior quarter	1%	1%	6%	20%	25%

We expect net orders to fluctuate due to the cyclical nature of our business. The receipt of net orders in a particular quarter affects revenue in subsequent quarters. Net orders typically result in revenue either at shipment and transfer of title or upon customer acceptance of the equipment. Our revenue recognition policy, as discussed in our Critical Accounting Policies below, addresses the distinction between the revenue recognized upon shipment and transfer of title and the revenue recognized upon customer acceptance. Equipment generally ships within two to six months of receiving the related order, and if applicable, customer acceptance is typically received one to six months after shipment. These time lines are general estimates and actual times may vary depending on varying circumstances.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of inventory, valuation of goodwill and other intangible assets, valuation of deferred tax assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, compliance with hedge accounting for derivatives, measurement of stock-based compensation expense, valuation of investments, adequacy of the allowance for doubtful accounts and adequacy of loss contingencies, including those related to legal matters. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. Except for the critical accounting policy set forth below entitled “Revenue Recognition” there have been no significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collection of the receivable is reasonably assured. It is common for us to ship equipment and transfer title at the point of delivery to the buyer under the terms of our contractual relationship. When uncertainty exists as to customer acceptance due to customer-specific equipment performance conditions, we defer revenue recognition until acceptance and record the deferred revenue and associated costs of sales in deferred profit on our Condensed Consolidated Balance Sheet. Our sales arrangements do not include a general right of return.

Our equipment sales generally have two elements: the equipment and installation of that equipment. While installation is not essential to the functionality of the delivered equipment, for many of our sales contracts, final payment is generally not billable until we have completed our system installation obligations and received customer acceptance. Provided that we meet defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. We recognize revenue for the installation element when installation is complete. Revenue recognized for delivered elements is limited to the amount not contingent on future performance obligations. This practice creates variability in our gross margin, as certain revenue related to customer acceptance is recognized with little or no associated costs, which may not be indicative of our future operating performance.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

In the first quarter of 2011, we adopted an amended accounting standard issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements on a prospective basis for applicable transactions originating or materially modified on or subsequent to January 1, 2011. The new standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the selling price hierarchy described below. Implementation of this new authoritative guidance had an insignificant impact on reported revenue as compared to revenue under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of reported revenue. We do not anticipate that the new guidance will have a significant impact on the timing of revenue recognition in comparison to our historical practice.

For multiple element arrangements entered into prior to January 1, 2011, revenue was allocated among the separate elements based on their relative fair values, provided the elements had value on a stand-alone basis and there was objective and reliable evidence of fair value. In the limited cases where there was objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method was used to allocate the arrangement consideration. For multiple element arrangements entered into or materially modified on or subsequent to January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (VSOE), if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. We generally use VSOE for our products and services. Until we establish VSOE, we determine our estimate of the relative selling price by considering our production costs and margins of similar products or services. We regularly review the method used to determine our relative selling price and update any estimates accordingly.

Results of Operations

Net Sales

	Three Months Ended			Q1 2011 % Change From
	March 26, 2011	December 31, 2010	March 27, 2010	Q4 2010	Q1 2010
	(In thousands)
Semiconductor Group	$392,791	$366,083	$263,675	7%	49%
Industrial Applications Group	20,394	18,274	12,554	12%	62%

Net sales	$413,185	$384,357	$276,229	8%	50%

Semiconductor Group net sales for the first quarter of 2011 increased by 7% and 49% compared to the fourth quarter of 2010 and the first quarter of 2010, respectively. Changes in net sales are generally influenced by shipments, installation, and acceptance. First quarter net sales increased from the fourth quarter, despite lower shipments, due to the acceptance of systems shipped in the fourth quarter of 2010 including systems shipped to new customers and new technologies shipped to existing customers. The increase in Semiconductor Group net sales from the first quarter of 2010 is due primarily to increased demand for capital equipment as our customers respond to anticipated end market demand for electronics.

IAG net sales for the first quarter of 2011 increased by 12% and 62% compared to the fourth quarter of 2010 and the first quarter of 2010, respectively. These increases are primarily due to continued improvement in demand for our industrial products, particularly year over year.

Geographical net sales as a percentage of total net sales, based upon the location of our customers’ facilities, were as follows:

	Three Months Ended
	March 26, 2011	December 31, 2010	March 27, 2010
Greater China	40%	43%	38%
United States	34%	25%	26%
Korea	9%	15%	26%
Europe	9%	13%	6%
Japan	8%	4%	4%

Gross Profit

	Three Months Ended			Q1 2011 % Change From
	March 26, 2011	December 31, 2010	March 27, 2010	Q4 2010	Q1 2010
	(Dollars in thousands)
Gross profit	$208,278	$194,000	$133,967	7%	55%
Gross margin	50%	50%	48%

Gross margin remained unchanged at 50% for the first quarter of 2011 from the fourth quarter of 2010 and increased by 2 percentage points from the first quarter of 2010. The increase from the prior year was primarily driven by increased sales volume and favorable product mix.

Selling, General and Administrative (SG&A)

	Three Months Ended			Q1 2011 % Change From
	March 26, 2011	December 31, 2010	March 27, 2010	Q4 2010	Q1 2010
	(Dollars in thousands)
SG&A expense	$49,521	$55,690	$45,257	(11)%	9%
% of net sales	12%	14%	16%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales, and administrative personnel as well as professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

First quarter 2011 SG&A expense decreased 11%, or $6.2 million, compared to the fourth quarter of 2010. The decrease is due primarily to incremental stock-based compensation expense of $6.1 million incurred during the fourth quarter of 2010 resulting from the adoption of our accelerated stock vesting retirement plan.

First quarter 2011 SG&A expense increased 9%, or $4.3 million, compared to first quarter 2010 levels. The increase is due primarily to more variable compensation expense associated with higher revenues and profit levels offset, in part, by higher prior year legal expenses of $4.4 million associated with the Linear trial.

Research and Development (R&D)

	Three Months Ended			Q1 2011 % Change From
	March 26, 2011	December 31, 2010	March 27, 2010	Q4 2010	Q1 2010
	(Dollars in thousands)
R&D expense	$46,721	$49,992	$39,687	(7)%	18%
% of net sales	11%	13%	14%

R&D expense includes compensation and benefits for research and development personnel, project materials, chemicals, and other direct expenses incurred in product and technology development. Also included are expenses for depreciation, rent, utilities, and equipment repairs and maintenance. Our investments in R&D over the past several years reflect our commitment to the continuous improvement of our current product lines and the development of new products and technologies. We believe that investment in R&D is required to remain competitive, and we plan to continue to invest in new products and the enhancement of our current product lines.

First quarter 2011 R&D expense decreased 7%, or $3.3 million, from the fourth quarter of 2010. The decrease is due primarily to incremental stock-based compensation expense of $2.9 million incurred during the fourth quarter of 2010 resulting from the adoption of our accelerated stock vesting retirement plan.

First quarter 2011 R&D expense increased 18%, or $7.0 million, from the first quarter of 2010 primarily as a result of more variable compensation expense associated with higher revenues and profit levels and an overall increase in targeted R&D spending.

Income Taxes

	Three Months Ended
	March 26, 2011	December 31, 2010	March 27, 2010
	(Dollars in thousands)
Provision for income taxes	$16,395	$8,145	$9,294
% of income before income taxes	15%	9%	18%

As a result of our global business structure, in periods of profitability, we expect to achieve tax rates lower than current federal rates as we benefit from a geographical mix of income at lower tax rates. Likewise, in periods of operating losses, these losses may accumulate in lower tax rate jurisdictions, which would reduce our tax benefit. The income tax provision for the first quarter of 2011 was computed based on our annual forecast of profit and losses by jurisdiction for fiscal year 2011.

Our provision for income taxes increased for the first quarter of 2011, as compared with the first and fourth quarters of 2010, primarily due to increases in U.S. and foreign income taxes driven by higher taxable income. Our first quarter of 2011 effective tax rate of 15% is consistent with our 2010 annual effective tax rate of 14%.

Liquidity and Capital Resources

The following sections discuss the effect of changes in our balance sheet, our credit arrangements, and stock repurchases on our liquidity and capital resources.

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of March 26, 2011, we do not have significant commitments for capital expenditures. In the future, we may consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings. In connection with funding capital expenditures, increasing our working capital, or completing any acquisitions, we may seek to obtain debt or equity financing. We may also need to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated.

Cash, Cash Equivalents and Short-Term Investments

	March 26, 2011	December 31, 2010	Change
	(In thousands)
Cash and cash equivalents	$275,339	$247,055	$28,284
Short-term investments	363,205	424,196	(60,991)

Total cash, cash equivalents, and short-term investments	$638,544	$671,251	$(32,707)

The decrease of $32.7 million in total cash, cash equivalents and short-term investments during the first quarter of 2011 was primarily the result of the repurchase of $200.1 million of common stock through our stock repurchase plan, offset by proceeds of $96.3 million from the issuance of common stock pursuant to employee stock compensation plans, and $83.8 million of cash generated from operations during the quarter.

Restricted Cash, Cash Equivalents and Long-Term Investments

	March 26, 2011	December 31, 2010	Change
	(In thousands)
Restricted cash and cash equivalents	$129,367	$121,226	$8,141
Long-term investments	67,484	68,645	(1,161)

Total restricted cash, cash equivalents, and long-term investments	$196,851	$189,871	$6,980

Restricted cash and cash equivalents are primarily money market funds and Euro-denominated time-based deposits held to secure our debt obligations. The increase of $8.1 million in restricted cash and cash equivalents from December 31, 2010 is consistent with the increase in Euro-denominated long-term debt obligations, which was driven by fluctuations in the exchange rate.

The decrease in long-term investments of $1.2 million is due to sales of auction-rate securities during the first quarter of 2011.

Accounts Receivable, Net

	March 26, 2011	December 31, 2010	Change
	(Dollars in thousands)
Accounts receivable, net	$279,064	$256,731	$22,333
Quarterly days sales outstanding (DSO)	61	60	1

Accounts receivable increased $22.3 million, or 9%, compared with December 31, 2010, and quarterly DSO remained relatively unchanged, quarter over quarter.

Inventories

	March 26, 2011	December 31, 2010	Change
	(Dollars in thousands)
Inventories	$219,787	$208,894	$10,893
Annualized inventory turns	3.8	3.5	0.3

Inventories increased $10.9 million, or 5%, compared with December 31, 2010. Within inventories, there was an increase of $13.4 million in purchased and spare parts inventory and $2.7 million in finished goods inventory, offset by a decrease of $5.2 million in work-in-process inventory.

Credit Arrangements

We have $45.6 million of short-term credit facilities available with various financial institutions. These credit facilities bear interest at various rates and expire on various dates through August 2011. As of March 26, 2011, $7.9 million of our credit facilities were pledged against outstanding letters of credit and the remainder was unutilized.

On June 17, 2009, we entered into a three-year credit agreement, which was amended on September 23, 2009 (the Agreement), with Bank of America, N.A. The Agreement established a secured credit line with an aggregate committed maximum amount of 80 million Euros at an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 75 basis points. The outstanding balance is due and payable on or before June 22, 2012. Upon execution of the Agreement, we borrowed 79.5 million Euros against this credit line. As of March 26, 2011 and December 31, 2010, we had 79.5 million Euros outstanding under the Agreement at an effective interest rate of 1.58% and 1.47%, respectively, which equaled $112.4 million and $105.2 million as of such dates, respectively. The Agreement is secured by deposits in money market funds of a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which are subject to various exceptions and qualifications. We were in compliance with these covenants as of March 26, 2011.

Stock Repurchases

Our Board of Directors has authorized repurchases of our outstanding common stock through October 2011. As of March 26, 2011, we had $340.0 million available for stock repurchases under these authorizations. During the first quarter of 2011 and the first quarter of 2010, 5.1 million and 0.7 million shares, respectively, were repurchased under this plan for $200.1 million and $15.2 million, respectively, at a weighted average purchase price of $39.37 and $21.50 per share, respectively.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted.

In addition, we repurchased shares under our stock incentive plan to pay the minimum statutory withholding for income taxes on behalf of grantees under this plan. During the three months ended March 26, 2011 and March 27, 2010, the amounts repurchased were $0.3 million and $0.1 million, respectively. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Novellus, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our exposure related to market risk has not changed materially since December 31, 2010.

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

Disclosure Controls and Internal Controls for Financial Reporting

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls for financial reporting are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. GAAP.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies, or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Conclusions

Based upon the controls evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls are effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that material information relating to the Company is made known to management, including the Chief Executive Officer and the Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls for financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with U.S. GAAP.

PART II: OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Linear Technology Corporation

In March 2002, Linear Technology Corporation (Linear) filed a complaint against Novellus, among other parties, in the Superior Court of the State of California for the County of Santa Clara (the Superior Court) seeking damages of up to $200 million (including punitive damages), declaratory relief and injunctions for causes of action involving alleged breach of contract, fraud, unfair competition, and breach of warranty.

The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began before a jury on January 19, 2010, in the Superior Court. Novellus prevailed on these claims at trial, which ended on February 26, 2010. On August 2, 2010, in connection with the judgment against Linear, the Superior Court awarded us $5.2 million in attorney’s fees and $0.1 million in other costs. Linear filed two motions, one seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and the other seeking a new trial, both of which the Superior Court has denied. Linear subsequently filed an appeal. Linear has since paid us the entire award. However, Linear’s payment is subject to its appeal. Although we cannot at this time predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition, or operating results.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010.

The semiconductor industry is highly cyclical and difficult to predict.

Our Semiconductor Group depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. Our business has historically been cyclical due to changes in our customers’ manufacturing capacity requirements and capital spending, which are affected by factors such as capacity utilization, consumer demand for products, inventory levels, and our customers’ access to capital. Our business has experienced periodic downturns that reduced the demand for semiconductor processing equipment. The timing, length, and severity of these business cycles are difficult to predict. The semiconductor industry and our operations are subject to fixed costs that are difficult to reduce in the short term. During periods of reduced and declining demand, we must be able to quickly and effectively align our variable costs with prevailing market conditions, and at the same time motivate and retain key employees, including our management team. Downturns in the industry have, at times, resulted in higher than optimal inventory levels and lower than optimal gross margins due to a decrease in demand and lower production volumes during these periods. Because of this volatility, we cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. Industry downturns have historically been followed by periods of rapid growth. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity and hire and assimilate a sufficient number of qualified people to meet customer demand. Net orders, net sales, and results of operations may be adversely affected if we fail to respond to changing industry and economic conditions in a timely and effective manner.

We experienced an increase in net orders during the last eight sequential quarters ending March 26, 2011 following declines in net orders during each of the five preceding quarters. Despite these recent increases, we could experience declines in net orders in the future, and, if so, our net sales and operating results could be adversely affected. Over the past several years, we have implemented reductions in workforce, consolidations of our manufacturing operations, and other cost reduction actions to align our business with then current industry and economic conditions. Future restructurings or other cost reduction actions may be required, which may have an adverse impact on our results of operations and our ability to capitalize on opportunities in a market recovery.

Our operating results and stock price are unpredictable.

We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results, which may adversely affect our stock price. Our future quarterly operating results and stock price may not align with past trends. The factors that have caused and could continue to cause fluctuations in our operating results include, but are not limited to:

•	economic conditions in the electronics and semiconductor industry generally, and the semiconductor equipment industry specifically;

•	the financial condition of our customers and their ability to purchase our products;

•	timing and cancellation of customer orders and shipments, including deferrals of orders of our existing products due to new product announcements by us or our competitors;

•	failure to receive anticipated orders in time to permit shipment during the quarter;

•	our practice of building systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	competitive pricing pressures;

•	the effect of revenue recognized upon acceptance with little or no associated costs;

•	unpredictability of demand for and variability of the mix of our products in our forecast, which can cause unexpected positive or negative inventory adjustments in a particular period;

•	variability in manufacturing yields;

•	fluctuations in warranty costs;

•	foreign currency exchange rate fluctuations;

•	emergence of new industry standards;

•	ability to fund capital requirements, which, in the future, could include debt or equity financing that could be dilutive to the existing holders of our common stock; and

•	unexpected changes in our operating results, which may result in increases to our compensation expense as we revise our estimates to the attainment probability of performance-based awards.

In addition, the market price at which our common stock trades may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	the depth and liquidity of the market for our common stock which can affect, among other things, the volatility of our stock price;

•	investor perception of us and the industry in which we operate; and

•	the level of analyst research and media coverage of our common stock including changes in earnings estimates or buy/sell recommendations by analysts.

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

We face substantial competition in the industry from both potential new market entrants and established competitors. Competitors may have greater financial, marketing, technical or other resources, and greater ability to respond to pricing pressures. They may also have broader product lines, the ability to reduce prices through product bundling, greater experience with high-volume manufacturing, greater customer service capabilities, or larger and more established sales organizations and customer bases. To maintain or capture a position in the market, we must develop new and enhanced systems and introduce them at competitive prices on a timely basis, while managing our R&D, product, and warranty costs. Semiconductor manufacturers incur substantial costs to install and integrate capital equipment into their production lines. This increases the likelihood of continuing relationships with chosen equipment vendors, including our competitors, and the difficulty of penetrating new customer accounts. In addition, sales of our systems depend, in part, upon a prospective customer’s decision to increase or expand manufacturing capacity which typically involves a significant capital commitment. From time to time, we have experienced delays in finalizing system sales following initial system qualification. Due to these and other factors, our systems typically have a lengthy sales cycle, during which we may expend substantial funds and management effort. Heightened competition may also force price reductions that could adversely affect our results of operations.

Rapid technological change in the semiconductor industry requires substantial research and development expenditures and responsiveness to customer needs.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position and our products or technologies may become uncompetitive or obsolete. We devote a significant portion of our personnel and financial resources to R&D programs and we seek to maintain close relationships with our customers in order to remain responsive to their product and manufacturing process needs. Our success depends, in part, on our ability to accurately predict evolving industry standards, develop innovative solutions and improve existing technologies, win market acceptance of our new and advanced technologies, and manufacture our products in a timely and cost-effective manner. Our products and processes must address changing customer needs in a range of materials, including copper and aluminum, at ever-smaller line widths and feature sizes, while maintaining our focus on manufacturing efficiency and product reliability. If we do not continue to gain market acceptance for our new technologies and products, develop and introduce improvements in a timely manner in response to changing market conditions and customer requirements, or remain focused on R&D efforts that will translate into greater revenues, our business could be adversely affected.

In the capital equipment market, technological innovations tend to have long development cycles. We have experienced delays, technical difficulties, and manufacturing setbacks from time to time in the introduction of certain of our products and product enhancements. We may experience similar delays, technical difficulties, and manufacturing setbacks in future new product introductions or volume production of our new systems or enhancements. The increased costs and reduced efficiencies that may be associated with the development, manufacture, sale, and support of future products or product enhancements relative to our existing products may adversely affect our operating results.

Our success in developing, introducing, and selling new and enhanced systems depends upon a variety of factors, including product selection; hiring, retaining, and motivating highly qualified design and engineering personnel; timely and efficient completion of product design and development; implementation of manufacturing and assembly processes; achieving specified product performance in the field; and effective sales and marketing. There can be no assurance that we will be successful in selecting, developing, manufacturing, and marketing new products, or in enhancing our existing products. There can be no assurance that revenue from future products or product enhancements will be sufficient to recover our investments in R&D. To ensure the functionality and reliability of our future product introductions or product improvements, we incur substantial R&D costs early in development cycles before we can confirm the technological feasibility or commercial viability of a product or product improvement. Reliability or quality problems, reduced orders, or higher manufacturing costs in new products may result in delays in collecting accounts receivable, and additional service costs and warranty expenses may rise, affecting our gross margins. Any of these events could materially and adversely affect our business, financial condition, or results of operations.

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

•	longer payment cycles and difficulties in collecting accounts receivable outside of the United States;

•	tariffs and other trade barriers;

•	challenges in staffing and managing foreign operations and providing prompt and effective field support to our customers outside of the United States;

•	difficulties in managing foreign distributors;

•	governmental controls, either by the United States or other countries, that restrict our business overseas or the import or export of semiconductor products or increase the cost of our operations;

•	inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions; and

•	political instability, natural disasters, and acts of war or terrorism.

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

There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition, or results of operations. In addition, each region in the global equipment market exhibits unique market characteristics that can cause capital equipment investment patterns to vary significantly from period to period. We derive a substantial portion of our revenues from customers in Asia. Any negative economic developments, legal or regulatory changes, terrorism or geopolitical instability in Asia, including the possible outbreak of hostilities or health-related epidemics involving Singapore, China, Taiwan, Korea, or Japan could result in the cancellation or delay by certain significant customers of orders for our products, which could adversely affect our business, financial condition, or results of operations. In addition, we cannot predict whether the recent earthquake, tsunami, and related nuclear plant incident in Japan will adversely affect purchases of our products by customers. Our continuing expansion in Asia renders us increasingly vulnerable to these risks.

The threat of terrorism targeted at the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism which affects the economy or the semiconductor industry could adversely affect our business. Increased international political instability in various parts of the world, disruption in air transportation, and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. Such continuing instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. This instability could have the same effects on our suppliers and their ability to deliver their products timely. If international political instability continues or increases, our business and results of operations could be harmed. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

We are exposed to risks associated with outsourcing activities, which could result in supply shortages that could affect our ability to meet customer demands.

We outsource the manufacture of most subassemblies, which enables us to focus on performing system design, assembly, and testing in-house, thereby minimizing our fixed costs and capital expenditures. Although we make reasonable efforts to ensure that third party providers will perform to our standards, our reliance on suppliers and subcontractors limits our control over quality assurance and delivery schedules. Defects in workmanship, unacceptable yields, manufacturing disruptions, and difficulties in obtaining export and import approvals may impair our ability to manage inventory and cause delays in shipments and cancellation of orders that may adversely affect our relationships with current and prospective customers and enable competitors to penetrate our customer accounts. In addition, third party providers may prioritize capacity for larger competitors or increase prices to us, which may adversely affect our profitability and our ability to respond to pricing pressures from competitors and customers.

Our success and ability to meet customer demands depend, in part, on our ability to obtain timely deliveries of parts, components, and subassemblies from our suppliers to manufacture and support our products. Although we make reasonable efforts to ensure that such parts, components, and subassemblies are available from multiple suppliers, in certain cases they may be obtained only from a single source or from limited sources. These suppliers are in some cases thinly capitalized, independent companies who derive a significant amount of their business from us or from a small group of companies in the semiconductor industry. As a result, our supply channels may be vulnerable to disruption. Any such disruption to or termination of our supplier relationships may result in a prolonged inability to secure adequate supplies at reasonable prices or of acceptable quality, and may adversely affect our ability to bring new products to market and deliver them to customers in a timely manner. As a result, any disruption or termination of our supplier relationships may damage our customer relationships and our results of operations may be adversely affected.

We face risks related to the disruption of our primary manufacturing facilities.

Both of our business segments each have one primary manufacturing facility. Our operations are subject to disruption for a variety of reasons including, but not limited to, natural disasters, work stoppages, facility malfunctions, and terrorism. Such disruption at one or both of these facilities may cause delays in shipments of products to our customers which may result in cancellation of orders or loss of customers and could adversely affect our business.

Weakness in the global economy or tightening of the credit markets may adversely affect our results of operations and our liquidity.

The tightening of the credit markets, turmoil in the financial markets, and weakening in the global economy contributed to the downturn we experienced in 2008 and 2009. Because our business is ultimately driven by global demand for electronic devices, the economic slowdown caused our customers to delay or discontinue spending on our products. The tightening of the credit markets and concerns regarding the availability of credit that accompanied that downturn also made it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Furthermore, our customers generally faced liquidity issues, which resulted in cancellations of equipment orders and increased payment delays or defaults. Reduced demand for our products and the general unavailability of financing for our customers adversely affected our operating results during these periods. While our operating results have improved along with the improvement in the economy, there can be no assurance that the economy and our operating results will continue to improve, that the economy will not experience another significant downturn, or that our operating results, financial condition, and business will not be adversely affected.

Fluctuations and uncertainties with the economy also make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. While recently the United States’ economy has generally improved, we cannot predict the timing, strength, or duration of such recovery, any future economic slowdowns, or the impact of economic conditions on the worldwide semiconductor industry. If the economy or the markets in which we operate do not continue to recover, we may record additional charges related to restructuring costs, which may have an adverse effect on our business, financial condition and results of operations. The length of our sales cycle makes our results of operations particularly sensitive to changes in macroeconomic conditions. While past downturns in our business have been followed by periods of rapid growth, that correlation may not occur in the future.

A decline in the condition of the global financial markets could also adversely affect the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, auction rate securities, money market funds, and other types of debt securities. A decline in the capital and financial markets could adversely affect their market values and liquidity. For example, as of March 26, 2011, we held $67.5 million of auction-rate securities, net of $8.3 million in temporary impairment. Our auction rate securities are tax-exempt, with underlying assets that are either student loans substantially backed by the federal government or closed-end municipal bond funds. Due to auction failures for these securities, we will not have access to these funds until (i) future auctions are successful, (ii) the securities are called by the issuer, (iii) we sell the securities in a secondary market, or (iv) the underlying notes mature and are repaid. Currently, there are no active secondary markets for these securities. If current market conditions do not improve, additional temporary and other-than-temporary impairment charges could occur in future periods which would reduce the value of our investments and could negatively affect our results of operations.

Our financial results have fallen short of anticipated levels in the past and may fall short in the future.

Our management typically provides quarterly financial forecasts. These forecasts, when made, are based on estimates believed to be reasonable at the time. However, actual results may vary and have varied in the past from forecasted results for a variety of reasons, including, but not limited to, unanticipated manufacturing costs, changes in the economy or mix of products sold, unanticipated write-downs of inventory, a higher than anticipated effective tax rate, and unexpected changes in the volume or timing of customer orders and product acceptances. Our lengthy sales cycles make the timing of customer orders and product acceptances difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. Our revenues and operating results for any given quarter depend on us shipping orders as scheduled during that quarter, receiving customer acceptances during the quarter of previously shipped products, and obtaining new orders for products to be shipped in that same quarter. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially and adversely affect our financial results for any particular quarter. These factors have caused and may continue to cause our financial results to differ materially from prior periods and from financial forecasts we have previously provided.

Although we believe that these forecasts provide investors and analysts with a better understanding of management’s expectations for the future and are useful to investors, such forecasts are comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. If our operating or financial results for a particular period differ from our forecasts or the expectations of investment analysts, or if we revise our forecasts, the market price of our common stock could be affected.

We face risks related to a highly concentrated customer base.

Our customer base, especially in the semiconductor industry, has historically been highly concentrated. Sales have historically come from a limited number of customers, and we expect that sales to a small number of customers will continue to account for a high percentage of our net sales in the foreseeable future. Although the composition of the group comprising our largest customers varies from year to year, the loss of a significant customer or any reduction in orders from a significant customer could materially and adversely affect our business, financial condition, or results of operations, as we may not be able to replace the business from that customer. Because products are configured to customer specifications, changing, rescheduling, or canceling orders may result in significant non-recoverable costs.

Strategic alliances may have negative effects on our business.

Increasingly, semiconductor companies are entering into strategic alliances with one another to expedite the development of processes and other manufacturing technologies. Often, one of the outcomes of such an alliance is the definition of a particular tool set for a certain function or a series of process steps that use a specific set of manufacturing equipment. While this could work to our advantage, if our equipment becomes the basis for the function or process, it could work to our disadvantage if a competitor’s tool or equipment becomes the standard equipment for such function or process. Because semiconductor manufacturers must make a substantial investment to qualify and integrate wafer processing equipment into a semiconductor production line, we believe that once a semiconductor manufacturer selects a particular supplier’s processing equipment, the manufacturer generally relies upon that equipment for that specific production line application for an extended period of time. Accordingly, we expect it to be more difficult to sell to a given customer if that customer is currently using a competitor’s equipment. Additionally, even if our equipment was previously used by a customer, that equipment may be displaced in current and future applications by the tools standardized for use by the alliance.

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

•	changes in the regulatory environment, including changes to tax laws;

•	changes in accounting and tax standards or practices;

•	overall business conditions in the equipment industry;

•	changes in the composition of operating income by tax jurisdiction; and

•	our operating results before taxes.

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

Adverse outcomes in current or future legal disputes regarding patent and intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing or selling our products, or compel us to redesign our products to avoid incorporating third parties’ intellectual property. As a result, our product offerings may be delayed, and we may be unable to meet customers’ requirements in a timely manner. Regardless of the merit of any legal disputes, we have incurred and may be required to incur, in the future, substantial costs to prosecute or defend our intellectual property rights. Even in the absence of infringement by our products of third parties’ intellectual property rights, we have elected in the past and may in the future elect to seek licenses or enter into settlements to avoid the costs of protracted litigation and the diversion of resources and management attention. However, if the terms of settlements that we enter into are not observed or enforced, we may suffer further costs. Any of these circumstances could have a material adverse effect on our business, financial condition, or results of operations.

Our ability to develop intellectual property depends on hiring, retaining, and motivating highly qualified design and engineering staff with the knowledge and technical competence to advance our technology and productivity goals. To protect our trade secrets and proprietary information, we have generally entered into confidentiality or invention assignment agreements with our employees, as well as with consultants and other parties. If these agreements prove inadequate or are breached, our remedies may not be sufficient to cover our losses.

We are subject to litigation proceedings that could adversely affect our business.

Intellectual Property Litigation

We have received certain claims of infringement of intellectual property rights and may receive other such claims in the future. For example, we were served with a complaint on March 23, 2010 for an intellectual property claim seeking injunctive relief and unspecified damages. In the past, claims of infringement of intellectual property rights have sometimes evolved into legal proceedings or litigation against us, and they may continue to do so in the future. It is inherently difficult to assess the outcome of litigation. Although we believe we have meritorious defenses to these claims and that the outcome of the litigation will not have a material adverse effect on our business, financial condition, or results of operations, there can be no assurances that we will prevail. Any such litigation could result in substantial cost to us, including diversion of the efforts of our technical and management personnel, and this could have an adverse effect on our business, financial condition, and operating results. If we are unable to successfully defend against such claims, we could be required to expend significant resources to develop or license alternative non-infringing technology or to obtain a license to the subject technology. There is no assurance that we will be successful with such development, or that a license will be available on terms acceptable to us, if at all. Without such a license, we could be prohibited from future sales of the infringing product or products, which could materially and adversely affect our business, financial condition, and operating results.

Other Litigation

In addition to the litigation risks and proceedings mentioned above, we are currently involved or may become subject to legal claims or proceedings related to securities, employment, customer or third party contracts, environmental regulations, product liability, or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could materially and adversely affect our business, financial condition, and operating results. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages or refrain from certain activities, which could have a material adverse effect on our business, financial condition, and operating results.

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

Negative industry or economic trends, including reduced market prices of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in either of our business segments, could lead to additional impairment charges of our long-lived assets, including goodwill and other intangible assets. If, in any period, our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets, this could also indicate a potential impairment and we may be required to record an impairment charge in that period, which would adversely affect our results of operations.

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

We maintain a self-insurance program with respect to our property, casualty, and other risks and are exposed to excessive costs that may not be covered by our insurance plans.

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

In order to compete, we must attract, retain, and motivate our executives and other key employees. Hiring and retaining qualified executives, engineers, and sales representatives are critical to our business and the competition for experienced employees in the semiconductor industry can be fierce. To help attract, retain, and motivate qualified employees, we use stock-based compensation awards such as employee stock options and restricted stock awards. These forms of compensation become less valuable if our stock price experiences a period of decline. If we are unable to attract, retain, and motivate highly qualified employees to meet our needs in the future, our business and operations could be harmed.

We are exposed to various risks related to the regulatory environment.

We are subject to various risks related to (i) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which we operate, (ii) disagreements or disputes between national or regional regulatory agencies related to international trade, and (iii) the interpretation and application of laws, rules, and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, corporate governance, privacy, and anti-corruption. Changes in laws, regulations, and standards may create uncertainty regarding compliance matters. Financial reform legislation and the regulations enacted under such legislation has added costs to our business by requiring advisory votes on executive compensation and severance packages, and has increased access to, and increased the number of proposals in our proxy statement. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all evolving standards. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If we are found by a court or regulatory agency not to be in compliance with the laws and regulations, our business, financial condition, and results of operations could be adversely affected.

We are subject to increasingly strict environmental regulations.

Our industry is subject to increasingly strict environmental regulations that control and restrict the use, transportation, emission, discharge, storage, and disposal of certain chemicals, gases, and other substances used or produced in the semiconductor manufacturing process. Public attention to environmental controls has continued to increase. Changes in environmental regulations could require us to invest in potentially costly pollution control equipment or alter the way our products are made. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by accidental releases, regardless of fault. Any failure to control such materials adequately or to comply with regulatory restrictions or contractual obligations could increase our expenses and adversely affect our results of operations. New climate change regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on carbon dioxide or other greenhouse gas emissions could result in significant costs for us. Greenhouse gas legislation has been introduced in the United States legislature and we expect increased worldwide regulatory activity in the future. The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse effect on our business plans and operating results.

Additionally, we may be subject to environmental and other regulations in certain states and countries where we produce or sell our products. We also face increasing complexity in our product design and procurement operations as we adjust to new and prospective requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union, or EU. The EU also makes producers of electrical goods financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU. These and other future environmental regulations could require us to reengineer certain of our existing products.

New legal provisions are intended to provide transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo and adjoining countries. The Dodd-Frank Act includes provisions requiring the SEC to adopt regulations governing the disclosure, among other things, of the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and of the measures taken by such companies to exercise due diligence with respect to the source and chain of custody of such minerals. While the SEC has not yet adopted final regulations on this issue, the public reaction to these disclosures in the future could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot be certain that we will be able to obtain products in sufficient quantities or at competitive prices. Because our supply chain is complex, we may face challenges from our customers and other stakeholders if we are unable to sufficiently verify the provenance of metals used in our products.

We are exposed to risks related to our indemnification of third parties.

From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. We have been, and in the future may be, compelled to enter into or accrue for probable settlements of alleged indemnification obligations or become subject to potential liability arising from our customers’ involvements in legal disputes. It is difficult to determine the maximum potential amount of liability under any indemnification obligation, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Our business, financial condition, and results of operations could be materially adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.

We are exposed to risks associated with our diversification strategy.

Our core business and expertise have historically been in the development, manufacture, sale, and support of deposition technologies and wafer surface preparation. Our experience in the high-precision machine manufacturing equipment market serviced by IAG business is limited compared with our knowledge and expertise in the semiconductor equipment industry, which is serviced by our Semiconductor Group. We cannot provide any assurance that we can maintain or improve the quality of products, level of sales and gross margins, or relations with key employees and significant customers or suppliers that are necessary to compete in the markets serviced by our IAG business.

We face risks associated with acquisitions, divestitures, and other transactions.

We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and technologies. Acquisitions involve numerous risks, including, but not limited to:

•	difficulties in integrating the operations, technologies, products, and personnel of acquired companies;

•	lack of synergies or the inability to realize expected synergies and cost-savings;

•	difficulties entering new markets for which we have not previously manufactured and sold products;

•	revenue and expense levels of acquired entities differing from those anticipated at the time of the acquisitions;

•	difficulties in managing geographically dispersed operations;

•	the potential loss of key employees, customers, and strategic partners of acquired companies;

•	claims by terminated employees, shareholders of acquired companies, or other third parties related to the transaction;

•	the issuance of securities dilutive to current shareholders, assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•	diversion of management’s attention from normal daily operations of the business;

•	the impairment of acquired intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies; and

•	the incurrence of unforeseen obligations or liabilities.

When we make a decision to sell assets or a business, we may encounter difficulty completing the transaction as a result of a range of possible factors such as new or changed demands from the buyer. These circumstances may cause us to incur additional time or expense or to accept less favorable terms, which may adversely affect the overall benefits of the transaction.

Acquisitions, divestitures, and other transactions are inherently risky, and we cannot provide any assurance that our previous or future transactions will be successful. The inability to effectively manage the risks associated with these transactions could materially and adversely affect our business, financial condition, or results of operations.

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

Following is a summary of our stock repurchases for the quarter ended March 26, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
January 1, 2011 through January 29, 2011	0	$0.00	0	$540.1 million
January 30, 2011 through February 26, 2011	3,586,000	$38.93	3,586,000	$400.5 million
February 27, 2011 through March 26, 2011	1,496,558	$40.41	1,496,558	$340.0 million

Total	5,082,558	$39.37	5,082,558	$340.0 million

The shares repurchased, as reflected in the table above, were acquired in open market transactions.

In addition to shares repurchased above, we withheld 8,595 shares through net share settlements for the three months ended March 26, 2011 upon the vesting of restricted stock awards. For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The price paid per share withheld is the closing price on NASDAQ on the date of withholding. The value of shares withheld for the three months ended March 26, 2011 was $0.3 million. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted.

ITEM 6:	EXHIBITS

(a) Exhibits

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated April 27, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated April 27, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated April 27, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated April 27, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ John D. Hertz
John D. Hertz
Vice President and Chief Financial Officer
(Principal Financial Officer)
April 27, 2011

EXHIBIT INDEX

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated April 27, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated April 27, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated April 27, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated April 27, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document