Form 10-Q
period 2011-06-25
NOVELLUS SYSTEMS INC
filed 2011-08-03
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

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

As of July 28, 2011, there were 69,629,867 shares of the Registrant’s common stock, no par value, issued and outstanding.

NOVELLUS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED JUNE 25, 2011

		Page
Part I: Financial Information
Item 1:	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 25, 2011 and June 26, 2010	3
	Condensed Consolidated Balance Sheets as of June 25, 2011 and December 31, 2010	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 25, 2011 and June 26, 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4:	Controls and Procedures	30
Part II: Other Information
Item 1:	Legal Proceedings	31
Item 1A:	Risk Factors	31
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6:	Exhibits	43
Signatures		44
EXHIBIT 10.31
EXHIBIT 10.34
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In thousands, except per share amounts)
Net sales	$350,223	$321,369	$763,408	$597,598
Cost of sales	173,913	164,431	378,820	306,693

Gross profit	176,310	156,938	384,588	290,905

Selling, general and administrative	47,519	43,243	97,040	88,500
Research and development	47,270	40,790	93,991	80,477

Total operating expenses	94,789	84,033	191,031	168,977

Operating income	81,521	72,905	193,557	121,928

Interest income	1,484	2,033	2,981	4,076
Interest expense	(3,253)	(337)	(3,679)	(625)
Other income (expense), net	(1,236)	499	(1,590)	271

Interest and other income (expense), net	(3,005)	2,195	(2,288)	3,722

Income before income taxes	78,516	75,100	191,269	125,650
Provision for income taxes	13,783	11,792	30,178	21,086

Net income	$64,733	$63,308	$161,091	$104,564

Net income per share:
Basic	$0.81	$0.67	$1.89	$1.10

Diluted	$0.79	$0.66	$1.85	$1.09

Shares used in basic per share calculations	80,068	94,065	85,020	95,299

Shares used in diluted per share calculations	82,074	95,332	87,280	96,369

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 25, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$406,239	$247,055
Short-term investments	406,141	424,196
Accounts receivable, net	236,364	256,731
Inventories	222,107	208,894
Deferred tax assets, net	50,356	49,995
Other current assets	23,583	15,530

Total current assets	1,344,790	1,202,401
Property and equipment, net of accumulated depreciation of $581,945 in 2011 and $570,083 in 2010	209,595	218,569
Non-current restricted cash and cash equivalents	133,044	121,226
Long-term investments	55,728	68,645
Goodwill	126,482	125,043
Other non-current assets	95,920	96,513

Total assets	$1,965,559	$1,832,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,235	$82,006
Accrued payroll and related expenses	59,935	63,725
Accrued warranty	34,038	29,512
Other current liabilities	73,139	70,444
Income taxes payable	10,527	15,631
Deferred profit	18,574	29,693

Total current liabilities	240,448	291,011
Senior convertible notes	270,429	0
Other long-term debt obligations	114,766	105,592
Long-term income taxes payable	66,878	61,381
Long-term deferred tax liabilities, net	166,511	3,815
Other non-current liabilities	41,882	42,460

Total liabilities	900,914	504,259

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock	1,279,736	1,206,887
Retained earnings (accumulated deficit)	(217,076)	124,132
Accumulated other comprehensive income (loss)	1,985	(2,881)

Total shareholders’ equity	1,064,645	1,328,138

Total liabilities and shareholders’ equity	$1,965,559	$1,832,397

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 25, 2011	June 26, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$161,091	$104,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,631	21,530
Deferred income taxes	11,370	541
Stock-based compensation	20,577	16,251
Excess tax benefit from stock-based compensation	0	(369)
Other non-cash charges, net	4,340	2,690
Changes in operating assets and liabilities:
Accounts receivable, net	21,926	(2,573)
Inventories	(7,773)	(36,969)
Other assets	(8,938)	3,947
Accounts payable and accrued liabilities	(38,268)	(1,986)
Accrued payroll and related expenses	(1,438)	24,219
Accrued warranty	5,263	5,941
Income taxes payable	284	17,575
Deferred profit	(11,333)	7,777
Other liabilities	4,211	3,115

Net cash provided by operating activities	178,943	166,253

Cash flows from investing activities:
Proceeds from sales of investments	275,361	57,985
Proceeds from maturities of investments	73,725	103,447
Purchases of investments	(323,316)	(191,105)
Capital expenditures	(9,867)	(6,655)
Decrease (increase) in restricted cash and cash equivalents	(7,664)	9,609

Net cash provided by (used in) investing activities	8,239	(26,719)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	111,554	6,194
Proceeds from senior convertible notes, net of issuance costs	684,250	0
Net proceeds from (repayments of) other debt obligations	(48)	2,226
Repurchases of common stock	(826,623)	(122,958)
Excess tax benefit from stock-based compensation	0	369

Net cash used in financing activities	(30,867)	(114,169)

Effects of exchange rate changes on cash and cash equivalents	2,869	(2,733)

Net increase in cash and cash equivalents	159,184	22,632
Cash and cash equivalents at the beginning of the period	247,055	142,047

Cash and cash equivalents at the end of the period	$406,239	$164,679

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 25, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures of contingent assets and liabilities. We evaluate estimates on an ongoing basis, including those related to recognition of revenue, valuation of investments, adequacy of the allowance for doubtful accounts, valuation of inventory, valuation of deferred tax assets and liabilities, valuation of goodwill and other intangible assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, valuation of long-term debt, compliance with accounting for derivatives, contingencies and litigation, and measurement of stock-based compensation. We base estimates on historical experience and on market-based assumptions that we believe to be reasonable under current circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state assets and liabilities given facts known at the time of measurement. Actual results may differ from these estimates.

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

Our equipment sales generally have two elements: the equipment and its installation. While installation is not essential to the functionality of the delivered equipment, final payment is generally not billable for many of our sales contracts until we have fulfilled our system installation obligations and received customer acceptance. Provided that we meet defined levels of customer acceptance experience with both the specific customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. We recognize revenue for the installation element when installation is complete. Revenue recognized for delivered elements is limited to the amount not contingent on future performance obligations.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

In the first quarter of 2011, we adopted, on a prospective basis, an amended accounting standard issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements applicable to transactions originating or materially modified on or after January 1, 2011. The new standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the selling price hierarchy described below. Implementation of this new authoritative guidance had an insignificant impact on reported revenue as compared to revenue under previous guidance, as the new guidance did not change the units of accounting within our sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of our reported revenue. We do not expect that the new guidance will have a significant impact on the timing of future revenue recognition in comparison to our historical practice.

For multiple element arrangements entered into before January 1, 2011, revenue was allocated among the separate elements based on their relative fair values, provided the elements had value on a stand-alone basis and there was objective and reliable evidence of fair value. In the limited cases where there was objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method was used to allocate the arrangement consideration. For multiple element arrangements entered into or materially modified on or after January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (VSOE), if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. We generally use VSOE for our products and services. Until we establish VSOE, we determine our estimate of the relative selling price by considering our production costs and margins of similar products or services. We regularly review the method used to determine our relative selling price and update any estimates accordingly.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued new authoritative guidance that results in common principles and requirements for measuring and disclosing fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. We will adopt this authoritative guidance prospectively in the first quarter of our fiscal year 2012. We are currently evaluating the potential impact of this authoritative guidance on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued new authoritative guidance that increases the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income in the financial statements where the components of net income and the components of OCI are presented. This guidance does not affect the underlying accounting for components of OCI, but will change the presentation of our financial statements. We will adopt this authoritative guidance retrospectively in the first quarter of our fiscal year 2012.

Note 3. Debt Obligations

Senior Convertible Notes

On May 10, 2011, we issued $700.0 million of 2.625% senior convertible notes due May 15, 2041, in a private offering (“Senior Convertible Notes”). The proceeds from the issuance of the Senior Convertible Notes have been, and will continue to be, used to repurchase shares of our common stock pursuant to our board-authorized share repurchase program and for general corporate purposes. The Senior Convertible Notes are senior unsecured borrowings initially convertible, subject to certain conditions, into shares of common stock at a conversion rate of 25.3139 shares of common stock per $1,000 principal amount of convertible notes, representing an initial effective conversion price of $39.50 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the Senior Convertible Notes but will not be adjusted for accrued interest. We will settle any conversion of the Senior Convertible Notes in cash up to the face value, and any amount in excess of face value will be settled in stock up to 19.99% of outstanding stock, unless shareholder approval is obtained. If shareholder approval is not obtained, any excess amount will be settled in cash. As of June 25, 2011, 17.7 million shares of common stock were reserved for issuance upon conversion of the Senior Convertible Notes. As of June 25, 2011, the if-converted value of the Senior Convertible Notes did not exceed their aggregate principal amount.

Holders of the Senior Convertible Notes may convert at the applicable conversion rate, in multiples of $1,000 principal amount, under the following circumstances:

i.	During any fiscal quarter beginning after September 24, 2011, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on the last trading day of such preceding fiscal quarter.

ii.	During the five business day period after any five consecutive trading day period in which the trading price per Senior Convertible Note for each day of that five consecutive trading day period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on such day.

iii.	If we call any or all of the Senior Convertible Notes for redemption at any time prior to the close of business on the trading day immediately preceding the redemption date.

iv.	Upon the occurrence of specified corporate transactions as specified in the indenture governing the Senior Convertible Notes (a “Fundamental Change”).

v.	At any time on or after February 15, 2041 to and including the close of business on the third scheduled trading day immediately preceding the maturity date.

In addition, holders who convert their Senior Convertible Notes in connection with a Fundamental Change may be entitled to a make-whole premium in the form of an increase in the conversion rate. In the event of a Fundamental Change, the holders may also require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount, plus accrued interest, if any. As of June 25, 2011, none of the conditions allowing holders to convert had been met.

On or after May 21, 2021, we may redeem all or part of the Senior Convertible Notes for the principal plus any accrued and unpaid interest if the closing price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any period of 30 consecutive trading days prior to the date on which we provide notice of redemption.

Proceeds upon issuance of the Senior Convertible Notes were as follows (in thousands):

May 10, 2011
Principal value Senior Convertible Notes	$700,000
Less issuance cost	(15,750)

Net proceeds, Senior Convertible Notes	$684,250

Amounts recognized at issuance:
Senior Convertible Notes	$270,004
Common stock, net	262,367
Long-term deferred tax liability	161,043
Issuance costs allocated to Senior Convertible Notes	(6,087)
Long-term deferred tax asset	(3,624)
Contingent interest derivative liability	547

Net proceeds, Senior Convertible Notes	$684,250

We calculated the carrying value of the Senior Convertible Notes at issuance as the present value of its cash flows using a discount rate of 8.1% (an estimated borrowing rate for similar non-convertible debt). The excess of the principal amount of the debt over the carrying value of the Senior Convertible Notes is considered a debt discount. The debt discount is being amortized using the effective interest rate of 8.1% over the 30-year term as a non-cash charge to Interest expense. As of June 25, 2011, the remaining term of the notes is 29.9 years. Interest is payable semi-annually in arrears on May 15 and November 15.

The Senior Convertible Notes also have a contingent interest payment provision that may require us to pay additional interest based on certain thresholds, beginning with the semi-annual interest payment commencing on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the Senior Convertible Notes. The maximum amount of the contingent interest will accrue at a rate of 2.1% per annum, excluding any potential impact from dividends deemed payable to holders of the Senior Convertible Notes. The contingent interest payment provision has been identified as an embedded derivative, to be accounted for separately, and is recorded at fair value at the end of each reporting period in Other non-current liabilities, with any gains and losses recorded in Interest expense, within the Condensed Consolidated Statement of Operations.

As of June 25, 2011, the Senior Convertible Notes consisted of the following (in thousands, except conversion rate and conversion price):

June 25, 2011
Unamortized debt discount	$429,571
Carrying amount of Senior Convertible Notes	270,429

Principal amount	$700,000

Carrying amount of equity component, net	$262,367
Conversion rate (shares of common stock per $1,000 principal amount of notes)	25.3139
Conversion price (per share of common stock)	$39.50

The following table presents the components of Interest expense for the Senior Convertible Notes (in thousands):

Three and Six Months Ended
June 25, 2011
Contractual interest	$2,297
Amortization of debt discount	425
Increase in contingent interest derivative liability	15
Amortization of issuance costs	6

Total	$2,743

General Corporate Borrowings

We have $34.3 million of short-term credit facilities available with various financial institutions. These credit facilities bear interest at various rates and expire on various dates through January 2012. As of June 25, 2011, $8.6 million of our credit facilities were pledged against outstanding letters of credit and the remainder was unutilized.

On June 17, 2009, we entered into a three-year credit agreement. The agreement, as amended most recently on May 12, 2011, provides a secured credit line with an aggregate committed maximum amount of 80 million Euros. The current terms provide for an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 50 basis points with amounts outstanding due and payable on or before May 3, 2014. As of June 25, 2011 and December 31, 2010, we had 79.5 million Euros outstanding under the agreement which equaled $114.4 million and $105.2 million as of such dates, respectively, at an effective interest rate of 1.77% and 1.47%, respectively. The agreement is secured by deposits in money market funds and Euro-denominated time-based deposits at a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within Non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which are subject to various exceptions and qualifications. We were in compliance with these covenants as of June 25, 2011.

Note 4. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards.

For the three and six months ended June 25, 2011 and June 26, 2010, diluted net income per share was computed by dividing net income by the weighted average number of common and potential common shares outstanding during the respective periods. Potential common shares represent the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are either anti-dilutive under the treasury stock method or restricted shares subject to performance conditions that have not been met. For this reason, potential common shares of 4.0 million and 4.1 million, and 14.1 million and 16.0 million pertaining to outstanding stock options and restricted stock awards, were excluded from the computation for the three and six months ended June 25, 2011 and June 26, 2010, respectively. None of the 17.7 million shares underlying our Senior Convertible Notes were included in our dilution calculation as our average quarterly stock price was less than the conversion price of $39.50.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In thousands, except per share amounts)
Numerator:
Net income	$64,733	$63,308	$161,091	$104,564

Denominator:
Basic weighted average shares outstanding	80,068	94,065	85,020	95,299
Dilutive common equivalent shares	2,006	1,267	2,260	1,070

Diluted weighted average shares outstanding	82,074	95,332	87,280	96,369

Net income per share – Basic	$0.81	$0.67	$1.89	$1.10
Net income per share – Diluted	$0.79	$0.66	$1.85	$1.09

Note 5. Fair Value of Financial Instruments

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

Our financial instruments consist primarily of money market funds, municipal bonds, variable-rate demand notes, corporate bonds, auction-rate securities, and derivatives. Three levels of inputs are used to measure the fair value of our instruments:

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

We classify our municipal bonds, variable-rate demand notes, and corporate bonds as Level 2 instruments due to our use of observable market prices in less active markets or, when observable market prices are not available, our use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments. We classify our derivative instruments, with the exception of our contingent interest derivative liability, as Level 2 instruments due to our use of observable inputs other than quoted prices, including interest rates and credit risk.

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

We classify our contingent interest derivative liability as a Level 3 instrument as we use a Monte Carlo valuation model to measure the fair value. This model requires the use of significant unobservable inputs. Our valuation incorporates our assumptions about the comparable yield and stock borrow rate that a market participant would obtain in the marketplace.

During the three and six months ending June 25, 2011 and June 26, 2010, there were no transfers of financial instruments between Level 1 and Level 2 or transfers in or out of Level 3.

Financial Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured at fair value on a recurring basis, excluding accrued interest components, consist of the following types of instruments as presented on our Condensed Consolidated Balance Sheets:

	Fair Value Measurements as of June 25, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents
Money market funds	$318,401	$0	$0	$318,401
Short-term investments
Municipal bonds	0	276,193	0	276,193
Corporate bonds	0	30,599	0	30,599
Variable rate demand notes	0	80,100	0	80,100
Other current assets
Derivative assets (1)	0	49	0	49
Non-current restricted cash and cash equivalents
Money market funds	88,513	0	0	88,513
Long-term investments
Auction rate securities	0	0	55,728	55,728

Total assets	$406,914	$386,941	$55,728	$849,583

Liabilities
Other current liabilities
Derivative liabilities (1)	$0	$327	$0	$327
Other non-current liabilities
Embedded derivative liabilities (1)	0	0	562	562

Total Liabilities	$0	$327	$562	$889

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 7.

	Fair Value Measurements as of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents
Money market funds	$172,181	$0	$0	$172,181
Short-term investments
Municipal bonds	0	291,296	0	291,296
Corporate bonds	0	18,966	0	18,966
Variable rate demand notes	0	94,849	0	94,849
Other current assets
Derivative assets (1)	0	118	0	118
Non-current restricted cash and cash equivalents
Money market funds	64,352	0	0	64,352
Long-term investments
Auction rate securities	0	0	68,645	68,645

Total assets	$236,533	$405,229	$68,645	$710,407

Liabilities
Other current liabilities
Derivative liabilities (1)	$0	$1,562	$0	$1,562

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 7.

The tables below present reconciliations of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

	Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In thousands)
Balance, beginning of period	$67,484	$75,162	$68,645	$78,763
Decrease in unrealized losses included in Other comprehensive income (loss)	1,244	294	1,433	693
Sales	(13,000)	(1,500)	(14,350)	(5,500)

Balance, end of period	$55,728	$73,956	$55,728	$73,956

All Level 3 assets are auction-rate securities. Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal bond funds. Auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless (i) future auctions are successful, (ii) the securities are called by the issuer, (iii) we sell the securities in a secondary market, or (iv) the underlying notes mature. Currently, there are no active secondary markets. As of June 25, 2011 we have recorded a cumulative temporary impairment loss of $7.1 million within OCI based upon our assessment of the fair value of these securities. We believe that this impairment is temporary as we do not intend to sell these securities until recovery at par. We do not believe that we will be required to sell these securities before recovery of their amortized cost and, based on our credit quality assessment, we expect to recover the amortized cost of these securities.

	Liability Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In thousands)
Balance, beginning of period	$0	$0	$0	$0
Issuances	(547)	0	(547)	0
Unrealized losses included in earnings	(15)	0	(15)	0

Balance, end of period	$(562)	$0	$(562)	$0

Our Level 3 liability relates to the contingent interest payment provision on our Senior Convertible Notes that may require us to pay interest based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the Senior Convertible Notes. The contingent interest payment provision has been identified as an embedded derivative and is accounted for separately at fair value in Other non-current liabilities.

Fair Value of Other Financial Instruments

The carrying value of cash, accrued interest receivable, non-current restricted cash, and current debt obligations approximates fair value because of the short maturity of these instruments. Other investments primarily relate to corporate-owned life insurance contracts used to offset our deferred compensation obligations. These investments have a determinable cash surrender value, which is the best available evidence of fair value. Accrued interest receivable and other investments are classified within Short-term investments on our Condensed Consolidated Balance Sheets. Our Senior Convertible Notes and Other long-term debt obligations are not publicly traded. The carrying amount and fair value of our Senior Convertible Notes was $270.4 million and $264.9 million, respectively, as of June 25, 2011. Our Other long-term debt is primarily denominated in Euros. The estimated fair value of these obligations is based, primarily, on a market approach, comparing our interest rates to those rates we believe we would reasonably receive upon re-entry into the market. The carrying amount and fair value of our Other long-term debt obligations were $114.8 million and $116.8 million, respectively, as of June 25, 2011 and $105.6 million and $106.7 million, respectively, as of December 31, 2010. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.

See additional disclosures regarding our investments in Note 6.

Note 6. Investments

All of our investments are classified as available-for-sale. The amortized cost and estimated fair value of our investments are as follows:

	June 25, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$274,930	$1,364	$(101)	$276,193
Variable-rate demand notes	80,100	0	0	80,100
Corporate bonds	30,459	153	(12)	30,600
Auction-rate securities	62,800	0	(7,072)	55,728

Total	$448,289	$1,517	$(7,185)	$442,621

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$290,284	$1,538	$(526)	$291,296
Variable-rate demand notes	94,849	0	0	94,849
Corporate bonds	18,863	114	(11)	18,966
Auction-rate securities	77,150	0	(8,505)	68,645

Total	$481,146	$1,652	$(9,042)	$473,756

Included in our Short-term investments balance as of June 25, 2011 and December 31, 2010 were interest receivable of $3.2 million and $3.7 million, respectively, and other investments of $16.0 million and $15.4 million, respectively, which are excluded from the tables above.

The maturities of our investments as of June 25, 2011 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$130,240	$130,711
Due in 1 to 5 years	174,774	175,707
Due in 5 to 10 years	6,440	6,440
Due in greater than 10 years	136,835	129,763

Total	$448,289	$442,621

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

The breakdown of investments with unrealized losses as of June 25, 2011 is as follows:

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$43,196	$(101)	$0	$0	$43,196	$(101)
Corporate bonds	3,788	(12)	0	0	3,788	(12)
Auction-rate securities	0	0	55,728	(7,072)	55,728	(7,072)

Total	$46,984	$(113)	$55,728	$(7,072)	$102,712	$(7,185)

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

See additional disclosures regarding the fair value of our investments in Note 5.

Note 7. Derivative Financial Instruments

Foreign Currency Derivatives

We manage our foreign currency exchange risk through foreign currency forward exchange contracts and foreign denominated floating-rate debt to hedge against the short-term impact of currency fluctuations. We enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the effect of currency fluctuations on (i) probable system sales denominated in Japanese yen, (ii) our net investment in certain foreign subsidiaries, and (iii) other monetary asset and liability balances denominated in foreign currencies. We utilize a portion of our foreign denominated floating-rate debt to mitigate the economic effect of our net investment in certain foreign subsidiaries. As of June 25, 2011 and December 31, 2010, 35.1 million and 34.9 million Euros of floating-rate debt were designated as a net investment hedge. All foreign currency derivatives are recorded at fair value in either Other current assets or Other current liabilities. We report cash flows from derivative instruments in Cash flows from operating activities. We use the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

The notional amounts of outstanding hedge contracts are as follows:

	June 25, 2011		December 31, 2010
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
	(In thousands)
Japanese Yen	$7,283	$40,506	$12,288	$34,652
British Pound	4,610	4,611	4,441	4,442
Chinese Renminbi	0	10,206	0	6,776
Indian Rupee	0	1,393	1,063	1,061
Taiwan Dollar	0	5,309	0	1,663
Swiss Franc	0	4,786	0	4,236
Korean Won	0	1,185	0	0

Total	$11,893	$67,996	$17,792	$52,830

Cash Flow Hedges. We designate and document our foreign currency forward exchange contracts as cash flow hedges on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate the effectiveness of each hedge, at least quarterly; using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in OCI until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in Net sales as designated at the inception of the forward contract. In the event it becomes probable that an anticipated hedged transaction will not occur, the gains or losses on the related cash flow hedges are immediately reclassified from Accumulated other comprehensive income (loss) to Net sales in the Condensed Consolidated Statement of Operations. No such events occurred for the three and six months ended June 25, 2011 and June 26, 2010.

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

Other Derivative Instruments. In addition to the required semi-annual interest payments, our Senior Convertible Notes have a contingent interest payment provision that may require us to pay interest based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the Senior Convertible Notes. The contingent interest payment provision has been identified as an embedded derivative and is accounted for separately at fair value in Other non-current liabilities.

The fair value and balance sheet classification of our derivatives are as follows:

	June 25, 2011	December 31, 2010
	(In thousands)
Other current assets:
Derivative assets not designated as hedging instruments:
Other foreign currency hedges	$49	$118

Total derivative assets (1)	$49	$118

Other current liabilities:
Derivative liabilities designated as hedging instruments:
Cash flow hedges	$99	$76
Net investment hedges	1	1
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges	227	1,485
Other non-current liabilities:
Derivative liabilities not designated as hedging instruments:
Contingent interest derivative	562	0

Total derivative liabilities (1)	$889	$1,562

(1)	See additional fair value measurement disclosures in Note 5.

The following table summarizes the pre-tax effects of our derivatives on OCI and the Condensed Consolidated Statements of Operations for the three and six months ended June 25, 2011 and June 26, 2010.

	Financial Statement Location	Three Months Ended		Six Months Ended
		June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
		(In thousands)
Cash flow hedges:
Gains (losses) recorded in OCI (effective portion), net	OCI	$65	$(154)	$20	$(94)
Gains reclassified from OCI to earnings (effective portion), net	Net sales	71	0	882	126
Gains (losses) recorded in earnings (ineffective and excluded time value portion), net	Net sales	$20	$(16)	$8	$(20)
Net investment hedges:
Foreign exchange contracts:
Losses recorded in OCI (effective portion), net	OCI	$(102)	$(522)	$(454)	$(320)
Losses recorded in earnings (ineffective and excluded time value portion), net	Other Income (expense), net	$(22)	$(14)	$(36)	$(55)
Foreign denominated floating-rate debt:
Gains (losses) recorded in OCI (effective portion), net	OCI	$(834)	$2,861	$(3,997)	$5,637
Other foreign currency hedges:
Gains (losses) recorded in earnings, net	Other income (expense), net	$(816)	$432	$(1,172)	$135
Contingent interest derivative:
Losses recorded in earnings, net	Interest expense	$(15)	$0	$(15)	$0

We anticipate reclassifying the accumulated gains recorded as of June 25, 2011 associated with our cash flow hedges from OCI to Net sales within 12 months.

Note 8. Inventories

	June 25, 2011	December 31, 2010
	(In thousands)
Purchased and spare parts	$148,206	$126,655
Work-in-process	30,607	42,173
Finished goods	43,294	40,066

Total inventories	$222,107	$208,894

Finished goods include $22.9 million and $17.5 million as of June 25, 2011 and December 31, 2010, respectively, of systems at customer locations.

Note 9. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in Goodwill for the six months ended June 25, 2011:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net balance, beginning of period	$108,431	$16,612	$125,043
Foreign currency translation	0	1,439	1,439

Net balance, end of period	$108,431	$18,051	$126,482

There have been no significant events or circumstances affecting the valuation of goodwill since our annual impairment test was performed in the fourth quarter of 2010.

Intangible Assets

Our acquired intangible assets are as follows:

	June 25, 2011				December 31, 2010
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)			(Years)	(In thousands)
Patents and other intangible assets	11	$18,659	$(7,365)	$11,294	11	$18,647	$(6,509)	$12,138
Developed technology	6	31,176	(30,512)	664	6	30,102	(29,424)	678
Trademark	10	7,729	(5,212)	2,517	10	7,088	(4,441)	2,647

Total intangible assets	8	$57,564	$(43,089)	$14,475	8	$55,837	$(40,374)	$15,463

Our estimated amortization expense for identifiable intangible assets is $1.3 million for the remaining six months of 2011, and $2.7 million, $2.7 million, $2.3 million, and $1.5 million for the years ending December 31, 2012, 2013, 2014, and 2015, respectively. As of June 25, 2011, we had no recorded identifiable intangible assets with indefinite lives.

Note 10. Commitments and Contingencies

Product Warranty

Changes in our Accrued warranty liability are as follows:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In thousands)
Balance, beginning of period	$38,764	$22,066	$34,947	$19,611
Warranties issued	12,845	12,068	27,744	21,562
Settlements	(9,477)	(8,755)	(19,715)	(14,258)
Net changes in liability for pre-existing warranties, including expirations	(2,312)	(125)	(3,156)	(1,661)

Balance, end of period	39,820	25,254	39,820	25,254
Less: Long-term portion	5,782	3,062	5,782	3,062

Accrued warranty, current	$34,038	$22,192	$34,038	$22,192

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

The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began before a jury on January 19, 2010, in the Superior Court. Novellus prevailed on these claims at trial, which ended on February 26, 2010. On August 2, 2010, in connection with the judgment against Linear, the Superior Court awarded us $5.2 million in attorney’s fees and $0.1 million in other costs. Linear filed two motions, one seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and the other seeking a new trial, both of which the Superior Court has denied. Linear subsequently filed an appeal. Linear has since paid us the entire award. However, Linear’s payment is subject to its appeal. Although we cannot, at this time, predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of this matter will not have a material adverse effect on our business, financial condition, or operating results.

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

Note 11. Restructuring Charges

In an effort to consolidate our operations, streamline product offerings, and align our manufacturing operations with current business conditions, we have implemented various restructuring plans from 2001 through 2006. All restructuring activity presented below is related to the Semiconductor Group and the adjustment of prior restructuring costs is included in operating income as part of Selling, general and administrative. As of June 25, 2011, our restructuring plans had been completed except for payments of future rent obligations which we estimate will be paid in cash through 2017.

The following table summarizes our restructuring activity:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In thousands)
Balance, beginning of period	$13,952	$17,050	$14,865	$18,046
Cash payments for rent obligations	(1,105)	(1,098)	(2,199)	(2,300)
Adjustment of prior restructuring costs	141	211	322	417

Balance, end of period	$12,988	$16,163	$12,988	$16,163

Note 12. Income Taxes

The income tax provision for the three and six months ended June 25, 2011 was computed based on our annual forecast of profit by jurisdiction for fiscal year 2011. Our provision for income taxes for the three and six months ended June 25, 2011 was $13.8 million and $30.2 million, respectively, compared to a provision for income taxes of $11.8 million and $21.1 million, for the three and six months ended June 26, 2010, respectively. For the three and six months ended June 25, 2011, our provision for income taxes was less than the federal statutory tax rate primarily due to foreign income taxed at lower rates.

As of June 25, 2011, the net long-term deferred tax liabilities of $166.5 million were primarily related to the difference between the book and tax basis of our Senior Convertible Notes.

Note 13. Shareholders’ Equity

Comprehensive Income

The components of total comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In thousands)
Net income	$64,733	$63,308	$161,091	$104,564
Other comprehensive income:
Foreign currency translation adjustments	1,338	(1,200)	2,243	(1,910)
Unrealized gain (loss) on investments	1,682	(113)	1,722	(404)
Unrealized gain (loss) on cash flow hedges	136	(154)	901	33

Comprehensive income	$67,889	$61,841	$165,957	$102,283

The components of Accumulated other comprehensive income (loss), net of related taxes, are as follows:

	June 25, 2011	December 31, 2010
	(In thousands)
Foreign currency translation adjustments	$8,797	$6,554
Unrealized loss on investments	(5,668)	(7,390)
Unrealized loss on cash flow hedges	(175)	(1,076)
Unrealized loss on pension liability	(969)	(969)

Accumulated other comprehensive income (loss)	$1,985	$(2,881)

Common Stock Repurchases

Our Board of Directors has authorized repurchases of our outstanding common stock through October 2011 under a stock repurchase plan. In connection with the issuance of the Senior Convertible Notes in May 2011, the Board increased our share repurchase authorization by $700.0 million. As of June 25, 2011, we had $414.8 million available for stock repurchases under the plan. During the three and six months ended June 25, 2011, 18.3 million shares and 23.4 million shares were repurchased under this plan for $625.2 million and $825.3 million, respectively, at a weighted average price per share of $34.19 and $35.31, respectively. During the three and six months ended June 26, 2010, 4.4 million shares and 5.1 million shares were repurchased under this plan for $107.2 million and $122.5 million, respectively, at a weighted average price per share of $24.57 and $24.15, respectively.

For the majority of restricted stock awards pursuant to our stock incentive plan that vest, the number of shares issued is net of shares withheld to pay the minimum statutory withholding for income taxes on behalf of the grantee. Although shares withheld are not issued, they are treated as common stock repurchases, effectively reducing the number of shares that would otherwise have been issued upon vesting. Shares withheld upon vesting for income tax withholding are not included as common stock repurchases under our authorized plan. The value of shares withheld to satisfy the minimum statutory withholding requirement related to the grantees’ tax obligations was $1.0 million and $1.3 million for the three and six months ended June 25, 2011, respectively, and $0.4 million and $0.5 million for the three and six months ended June 26, 2010, respectively.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted.

Note 14. Stock-Based Compensation

On May 10, 2011, the shareholders approved the Novellus Systems, Inc. 2011 Stock Incentive Plan (the Plan) to replace the 2001 Stock Incentive Plan, as amended and restated, which expired on March 16, 2011. The Plan authorizes the future grant of up to 9.8 million shares. Awards under the Plan may include incentive stock options, non-statutory stock options and restricted stock awards.

The following table summarizes the stock-based compensation expense for stock options and restricted stock awards in operating income.

	Three Months Ended		Six Months Ended
	June 25, 2011(1)	June 26, 2010(2)	June 25, 2011(1)	June 26, 2010(2)
	(In thousands)
Cost of sales	$719	$933	$1,765	$1,394
Selling, general and administrative	6,553	5,062	11,700	9,736
Research and development	3,349	2,555	7,112	5,121

Total stock-based compensation expense	$10,621	$8,550	$20,577	$16,251

(1)	Amounts include amortization expense related to stock options of $2.6 million and $5.3 million and restricted stock awards of $8.0 million and $15.3 million for the three and six months ended June 25, 2011, respectively.
(2)	Amounts include amortization expense related to stock options of $3.1 million and $6.3 million and restricted stock awards of $5.5 million and $10.0 million for the three and six months ended June 26, 2010, respectively.

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

A summary of stock option activity for the six months ended June 25, 2011 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding, beginning of period	12,751	$30.90
Grants	108	36.46
Exercises	(3,836)	29.08
Forfeitures or expirations	(477)	37.37

Outstanding, end of period	8,546	$31.42	4.41	$44,037

Exercisable, end of period	5,870	$34.97	2.63	$15,086

As of June 25, 2011 there was $20.3 million of unrecognized compensation cost related to unvested stock options, with a weighted average remaining amortization period of 2.6 years.

Restricted Stock Awards

Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Restricted stock awards generally vest ratably over a four-year period on the anniversary date of the grant, excluding certain awards that vest upon the achievement of specific performance targets.

A summary of restricted stock award activity for the six months ended June 25, 2011 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards, beginning of period	3,201	$23.79
Granted	332	36.61
Vested	(141)	22.97
Forfeited	(328)	25.18

Unvested restricted stock awards, end of period	3,064	$25.12

As of June 25, 2011, there were a total of 0.4 million restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not realized. The restricted stock awards have performance conditions that could result in the vesting of additional restricted stock up to a maximum of 1.1 million shares. The majority of performance conditions are based on our revenue, revenue growth, and revenue growth relative to our peers.

As of June 25, 2011, there was $66.2 million of unrecognized compensation cost related to restricted stock awards, including performance awards that are expected to vest, with a weighted average remaining amortization period of 2.6 years.

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

Segment information is as follows:

	Three Months Ended June 25, 2011			Six Months Ended June 25, 2011
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Sales to unaffiliated customers	$327,864	$22,359	$350,223	$720,655	$42,753	$763,408
Operating income (loss)	$81,641	$(120)	$81,521	$193,019	$538	$193,557

	Three Months Ended June 26, 2010			Six Months Ended June 26, 2010
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Sales to unaffiliated customers	$306,762	$14,607	$321,369	$570,437	$27,161	$597,598
Operating income (loss)	$74,433	$(1,528)	$72,905	$127,354	$(5,426)	$121,928

	June 25, 2011			December 31, 2010
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Total assets	$1,870,696	$94,863	$1,965,559	$1,756,094	$76,303	$1,832,397

Note 16. Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred expenses of $0.3 million and $0.6 million for the three and six months ended June 25, 2011 and June 26, 2010, respectively.

An immediate family member of one of our executive officers is a partner at a law firm that provides various services for the company. We incurred total expenses of $0.4 million and $0.7 million for services performed by the law firm for the three and six months ended June 25, 2011, respectively, and $0.6 million for the three months ended June 26, 2010.

We employ, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amount recognized for these immediate family members was $0.1 million and $0.2 million for the three and six months ended June 25, 2011, respectively, and $0.2 million for the three and six months ended June 26, 2010, respectively.

We have outstanding loans to non-executive vice presidents and other key personnel. As of June 25, 2011 and December 31, 2010, the total outstanding balance of such loans was $0.2 million, nearly all of which was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to personnel loans has not historically been significant. We do not have loans to any “executive officers” as defined by the SEC.

Note 17. Subsequent Event

In the period from June 26, 2011 to July 28, 2011 we repurchased approximately 2.0 million shares of our common stock at an average repurchase price of $31.78.

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

•	our anticipation to reclassify the accumulated loss recorded as of June 25, 2011 for cash flow hedges from OCI to net sales within twelve months;

•	our expectation that the adoption of certain accounting pronouncements will not have a significant impact on our Condensed Consolidated Financial Statements;

•	our anticipation that we will achieve tax rates lower than current federal rates due to benefits from a geographical mix of income at lower tax rates;

•

our estimation of amortization expense for currently recognized identifiable intangible assets for the remaining six months of 2011 and for the years ending December 31, 2012, 2013, 2014, and 2015, respectively;

•	our expectation that future obligations in connection with vacated facilities will be paid in cash through 2017;

•

our expectation that the ultimate disposition of the Linear litigation and other litigation matters will not have a material adverse effect on our business, financial condition or results of operation;

•	our estimation of unrecognized compensation cost related to unvested stock options and restricted stock awards;

•

our belief that the long-term drivers that increase demand for semiconductors remain intact and that in the coming two to three years increased demand will come from (i) the proliferation of computer tablet products and notebooks with solid-state drives, (ii) investment in the current communications infrastructure to support the growing use of mobile graphics and video, both domestically and in markets overseas, (iii) growth in cloud computing and storage, and (iv) the emergence of a growing middle class in developing economies;

•

our expectation that semiconductor devices for these new applications will be increasingly complex, incorporating three-dimensional gate structures and advanced packaging technologies, which are expected to drive higher capital intensities in the semiconductor industry;

•	our belief that long-term demand for our products will remain strong and our expectation that our customers will continue to invest in capital equipment;

•	our expectation that investments will be undertaken by our customers to both increase capacity and improve technology;

•	our expectation that orders will fluctuate due to the cyclical nature of our business;

•	our belief that significant investment in research and development is required to remain competitive and our plan to continue to invest in new products and enhance our current product lines;

•	our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology;

•	our belief that our financial resources will be sufficient to meet our working capital needs through the next twelve months;

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

Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

•	unanticipated trends with respect to the cyclicality of the semiconductor industry;

•	our inability to reclassify the accumulated gains for our cash flow hedges from OCI to net sales within twelve months;

•	a sustained decrease in or leveling off of customer demand;

•	our inability to make adequate inventory valuation adjustments in a timely manner;

•	our inability to manage inventory levels;

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

•	our inability to realize efficiencies from outsourcing; inefficiencies in the allocation of funds towards our research and development efforts to our existing and new product lines;

•	the failure of increased demand for semiconductor products to materialize as we anticipated;

•	unexpected difficulties in introducing new and enhanced products in a timely manner in order to remain competitive;

•	unexpected changing product needs of our customers, the loss of major customers, and the need to seek new customers and diversify our customer base;

•	an unanticipated need for additional liquid assets in the next twelve months;

•	our inability to enforce our patents and protect our trade secrets;

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

Overview of Our Business and Industry

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus we primarily develop, manufacture, sell, and support equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. We refer to this segment of our business as our Semiconductor Group. Customers for this equipment manufacture chips for sale or for incorporation in their own products, or provide chip manufacturing services to third parties. For several decades, the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the internet and the telecommunications industry, and the emergence of new applications in consumer electronics. We also develop, manufacture, sell, and support grinding, lapping, and polishing equipment for fine-surface optimization and serve a broad spectrum of industrial applications. We refer to this segment of our business as our Industrial Applications Group, or IAG.

During the past two fiscal years, our business benefitted from the general economic recovery resulting in increased demand for semiconductor products, driven in part by (i) a corporate refresh cycle for the personal computer, (ii) an increased market for enterprise storage, utilizing hybrid architectures including combinations of solid-state drives and conventional hard-disk drives, which has augmented traditional demand for NAND flash, and (iii) a robust smartphone market. However, our shipments have declined for the second sequential quarter as we believe our customers have been reacting cautiously to uncertainty in both supply and demand associated with macroeconomic factors. Accordingly, any forecasts in demand for wafer fabrication equipment in the near term are subject to uncertainty, which could introduce significant volatility into our quarterly results of operations.

Despite the current uncertainty, we believe the long-term drivers that increase demand for semiconductors remain intact. In the coming two to three years, we expect that increased demand will come from (i) the proliferation of computer tablet products and notebooks with solid-state drives, (ii) investment in the current communications infrastructure to support the growing use of mobile graphics and video, both domestically and in markets overseas, (iii) growth in cloud computing and storage, and (iv) the emergence of a growing middle class in developing economies. We believe that semiconductor devices for these new applications will be increasingly complex, incorporating three-dimensional gate structures and advanced packaging technologies, which are expected to drive higher capital intensities in the semiconductor industry. For this reason, we believe that long-term demand for our products will remain strong, as we expect that our customers will continue to invest in capital equipment to both increase capacity and improve technology.

We focus on certain key financial data to manage our business. Net sales, gross profit, net income, and net income per share are the primary measures we use to monitor performance. We also use certain financial measures that are not in accordance with U.S. generally accepted accounting principles (GAAP), such as shipments and net orders to assess business trends and performance. We discuss these non-GAAP measures because we believe they assist investors in assessing certain business trends in the same way that these trends are analyzed by management. Shipments consist of products shipped to customers, without regard to net sales adjustments such as deferrals associated with customer acceptance. Net orders, which in our industry are also referred to as bookings, consist of current period orders less current period cancellations and other adjustments. Shipments and net orders are used to forecast and plan future operations. We do not report orders for systems with delivery dates more than 12 months from the latest balance sheet date.

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2011		2010
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$350,223	$413,185	$384,357	$367,203	$321,369	$276,229
Gross profit	$176,310	$208,278	$194,000	$180,429	$156,938	$133,967
Net income	$64,733	$96,358	$81,503	$76,265	$63,308	$41,256
Net income per share – diluted	$0.79	$1.04	$0.89	$0.82	$0.66	$0.43
Shipments	$359,323	$376,946	$417,947	$363,290	$332,083	$282,816
Change in shipments from prior quarter	(5)%	(10)%	15%	9%	17%	16%
Net orders	$311,645	$415,127	$410,640	$406,888	$384,856	$321,363
Change in net orders from prior quarter	(25)%	1%	1%	6%	20%	25%

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of inventory, valuation of goodwill and other intangible assets, valuation of deferred tax assets and liabilities, adequacy of warranty obligations, measurement of restructuring and impairment charges, valuation of long-term debt, compliance with accounting for derivatives, measurement of stock-based compensation expense, valuation of investments, adequacy of the allowance for doubtful accounts and adequacy of loss contingencies, including those related to legal matters. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. Except for the critical accounting policy set forth below entitled “Revenue Recognition” there have been no significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

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

Our equipment sales generally have two elements: the equipment and its installation. While installation is not essential to the functionality of the delivered equipment, final payment is generally not billable for many of our sales contracts until we have fulfilled our system installation obligations and received customer acceptance. Provided that we meet defined levels of customer acceptance experience with both the specific customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. We recognize revenue for the installation element when installation is complete. Revenue recognized for delivered elements is limited to the amount not contingent on future performance obligations. This practice creates variability in our gross margin, as certain revenue related to customer acceptance is recognized with little or no associated costs, which may not be indicative of our future operating performance.

Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

In the first quarter of 2011, we adopted, on a prospective basis, an amended accounting standard issued by the Financial Accounting Standards Board (FASB) for multiple deliverable revenue arrangements applicable to transactions originating or materially modified on or after January 1, 2011. The new standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the selling price hierarchy described below. Implementation of this new authoritative guidance had an insignificant impact on reported revenue as compared to revenue under previous guidance, as the new guidance did not change the units of accounting within our sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an inconsequential impact on the amount and timing of our reported revenue. We do not expect that the new guidance will have a significant impact on the timing of future revenue recognition in comparison to our historical practice.

For multiple element arrangements entered into before January 1, 2011, revenue was allocated among the separate elements based on their relative fair values, provided the elements had value on a stand-alone basis and there was objective and reliable evidence of fair value. In the limited cases where there was objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method was used to allocate the arrangement consideration. For multiple element arrangements entered into or materially modified on or after January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (VSOE), if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. We generally use VSOE for our products and services. Until we establish VSOE, we determine our estimate of the relative selling price by considering our production costs and margins of similar products or services. We regularly review the method used to determine our relative selling price and update any estimates accordingly.

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
	June 25, 2011	March 26, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In thousands)
Semiconductor Group	$327,864	$392,791	$306,762	$720,655	$570,437
Industrial Applications Group	22,359	20,394	14,607	42,753	27,161

Net sales	$350,223	$413,185	$321,369	$763,408	$597,598

Changes in net sales are generally influenced by our shipment volume as well as the timing of installation and acceptances. Semiconductor Group net sales for the second quarter of 2011 decreased by 17% compared to the first quarter of 2011. We believe the reduction in our customers’ spending was due primarily to recent macroeconomic uncertainties that have negatively affected near-term end-market demand. Semiconductor Group net sales increased by 7% and 26%, respectively, in the second quarter and the first half of 2011 as compared with the same prior-year periods. This year over year increase was due primarily to increased demand for capital equipment as our customers responded to growth in end-market demand for electronics. Included in second quarter 2011 net sales is $20.4 million of incremental revenue recognized due to converting a certain customer from cash basis revenue recognition to the accrual basis in light of that customer’s improved operating performance, cash flow trends, and our collection history with that customer. This determination was made in conjunction with our quarterly customer credit quality review performed at the beginning of each quarter.

IAG net sales for the second quarter of 2011 increased by 10% and 53% compared to the first quarter of 2011 and the second quarter of 2010, respectively. IAG net sales increased 57% in the first half of 2011 as compared with the same prior-year period. These increases are primarily due to continued improvement in demand for our industrial products, particularly in China.

Geographical net sales as a percentage of total net sales, based upon the location of our customers’ facilities, were as follows:

	Three Months Ended			Six Months Ended
	June 25, 2011	March 26, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Greater China	42%	40%	44%	41%	42%
United States	26%	34%	24%	30%	25%
Korea	17%	9%	21%	13%	23%
Europe	11%	9%	8%	10%	7%
Japan	4%	8%	3%	6%	3%

Gross Profit

	Three Months Ended			Six Months Ended
	June 25, 2011	March 26, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In thousands, except percentages)
Gross profit	$176,310	$208,278	$156,938	$384,588	$290,905
Gross margin	50%	50%	49%	50%	49%

Gross margin of 50% for the second quarter of 2011 was unchanged from the first quarter of 2011, despite reduced absorption of fixed overhead costs on lower production volumes, due to favorable product mix. The increase in gross margin by 1 percentage point for the second quarter and the first half of 2011 from the same prior-year period is primarily driven by favorable product mix.

Selling, General and Administrative (SG&A)

	Three Months Ended			Six Months Ended
	June 25, 2011	March 26, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In thousands, except percentages)
SG&A expense	$47,519	$49,521	$43,243	$97,040	$88,500
% of net sales	14%	12%	13%	13%	15%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales, and administrative personnel as well as professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

Second quarter 2011 SG&A expense decreased 4%, or $2.0 million, from the first quarter of 2011 due, primarily to, decreased variable compensation expense, offset, in part, by a modest increase in SG&A headcount from the first quarter of 2011.

SG&A expense for the second quarter and first half of 2011 increased 10% from the same prior-year periods. The $4.3 million increase from the second quarter of 2010 is due primarily to increased variable compensation expense. The $8.5 million increase from the first half of 2010 is due to increased variable compensation expense, partially offset by decreased legal expenses related to the 2010 Linear litigation. Also contributing to the increase was a rise in second quarter 2011 SG&A headcount from the second quarter of 2010.

Research and Development (R&D)

	Three Months Ended			Six Months Ended
	June 25, 2011	March 26, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In thousands, except percentages)
R&D expense	$47,270	$46,721	$40,790	$93,991	$80,477
% of net sales	13%	11%	13%	12%	13%

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

Second quarter 2011 R&D expense remained relatively consistent with the first quarter of 2011. R&D expense for the second quarter and first half of 2011 increased 16% and 17%, respectively, compared with the same prior-year periods, due primarily to an overall increase in targeted R&D spending including an increase in R&D headcount from the second quarter of 2010. In addition, variable compensation expense increased in the second half of 2011 compared to the same prior-year period.

Income Taxes

	Three Months Ended			Six Months Ended
	June 25, 2011	March 26, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In thousands, except percentages)
Provision for income taxes	$13,783	$16,395	$11,792	$30,178	$21,086
% of income before income taxes	18%	15%	16%	16%	17%

As a result of our global business structure, in periods of profitability, we expect to achieve tax rates lower than current federal rates as we benefit from a geographical mix of income at lower tax rates. Likewise, in periods of operating losses, these losses may accumulate in lower tax rate jurisdictions, which would reduce our tax benefit. The income tax provision for the second quarter of 2011 was computed based on our annual forecast of profit and losses by jurisdiction for fiscal year 2011.

The increase in our second quarter effective tax rate compared to our effective tax rate for the first quarter of 2011 was driven by a 1 percentage point increase in our annual forecasted effective tax rate from the previous quarter due to a slight shift in the mix of our forecasted profitability to higher tax rate jurisdictions. The effective tax rate for the first half of 2011 was relatively constant compared to the same prior-year period.

Liquidity and Capital Resources

The following sections discuss the effect of changes in our balance sheet, our credit arrangements, and stock repurchases on our liquidity and capital resources.

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of June 25, 2011, we do not have significant commitments for capital expenditures. In the future, we may consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings. In connection with funding capital expenditures, increasing our working capital, or completing any acquisitions, we may seek to obtain debt or equity financing. We may also need to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated.

Cash, Cash Equivalents, and Short-Term Investments

	June 25, 2011	December 31, 2010	Change
	(In thousands)
Cash and cash equivalents	$406,239	$247,055	$159,184
Short-term investments	406,141	424,196	(18,055)

Total cash, cash equivalents, and short-term investments	$812,380	$671,251	$141,129

The increase of $141.1 million in total cash, cash equivalents, and short-term investments during the first half of 2011 was primarily the result of $178.9 million of cash generated from operations, net proceeds of $684.3 million from the issuance of our Senior Convertible Notes, and proceeds of $111.6 million from the issuance of common stock pursuant to employee stock compensation plans. These cash inflows were partially offset by the repurchase of $825.3 million of our common stock through our stock repurchase plan.

Restricted Cash, Cash Equivalents, and Long-Term Investments

	June 25, 2011	December 31, 2010	Change
	(In thousands)
Restricted cash and cash equivalents	$133,044	$121,226	$11,818
Long-term investments	55,728	68,645	(12,917)

Total restricted cash, cash equivalents, and long-term investments	$188,772	$189,871	$(1,099)

Restricted cash and cash equivalents are primarily money market funds and Euro-denominated time-based deposits held to secure our Euro-denominated debt obligation. The increase of $11.8 million in restricted cash and cash equivalents from December 31, 2010 is consistent with the increase in our Euro-denominated debt, which was driven by fluctuations in the exchange rate.

The decrease in long-term investments of $12.9 million is due primarily to sales of auction-rate securities during the first half of 2011.

Accounts Receivable, Net

	June 25, 2011	December 31, 2010	Change
	(Dollars in thousands)
Accounts receivable, net	$236,364	$256,731	$(20,367)
Quarterly days sales outstanding (DSO)	61	60	1

Accounts receivable, net decreased $20.4 million, or 8%, compared with December 31, 2010 and is consistent with the decrease in shipments in the second quarter of 2011 compared to the fourth quarter of 2010. Quarterly DSO remained relatively unchanged.

Inventories

	June 25, 2011	December 31, 2010	Change
	(Dollars in thousands)
Inventories	$222,107	$208,894	$13,213
Annualized inventory turns	3.4	3.5	(0.1)

Inventories increased $13.2 million, or 6%, compared with December 31, 2010 due to an increase of $5.4 million in systems at customer locations and an increase of $21.6 million in purchased and spare parts inventory to support growth in our installed base.

Credit Arrangements

On May 10, 2011, we issued $700.0 million of 2.625% Senior Convertible Notes due May 15, 2041, in a private offering. The proceeds from the issuance of the Senior Convertible Notes have been, and will continue to be, used to repurchase shares of our common stock pursuant to our board authorized share repurchase program and for general corporate purposes. The Senior Convertible Notes are unsecured borrowings and are initially convertible, subject to certain conditions, into shares of common stock at a conversion rate of 25.3139 shares of common stock per $1,000 principal amount, representing an initial effective conversion price of $39.50 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the Senior Convertible Notes. We will settle any conversion of the Senior Convertible Notes in cash up to the face value, and any amount in excess of face value will be settled in stock up to 19.99% of outstanding stock, unless approved by shareholders. If shareholder approval is not obtained, any excess amount will be settled in cash. See additional disclosures relating to our Senior Convertible Notes in Note 3 to the Condensed Consolidated Financial Statements.

On June 17, 2009, we entered into a three-year credit agreement. The agreement, as amended most recently on May 12, 2011, provides a secured credit line with an aggregate committed maximum amount of 80 million Euros. The current terms provide for an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 50 basis points with amounts outstanding due and payable on or before

May 3, 2014. As of June 25, 2011 and December 31, 2010, we had 79.5 million Euros outstanding under the agreement which equaled $114.4 million and $105.2 million as of such dates, respectively, at an effective interest rate of 1.77% and 1.47%, respectively. The agreement is secured by deposits in money market funds and Euro-denominated time-based deposits at a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within Non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which are subject to various exceptions and qualifications. We were in compliance with these covenants as of June 25, 2011.

We have $34.3 million of short-term credit facilities available with various financial institutions. These credit facilities bear interest at various rates and expire on various dates through January 2012. As of June 25, 2011, $8.6 million of our credit facilities were pledged against outstanding letters of credit and the remainder was unutilized.

Stock Repurchases

Our Board of Directors has authorized repurchases of our outstanding common stock through October 2011 under a stock repurchase plan. In connection with the Senior Convertible Notes issued in May 2011, the Board increased our share repurchase authorization by $700.0 million. As of June 25, 2011, we had $414.8 million available for stock repurchases under these authorizations. During the three and six months ended June 25, 2011, 18.3 million shares and 23.4 million shares were repurchased under this plan for $625.2 million and $825.3 million, respectively, at a weighted average price of $34.19 and $35.31, respectively. During the three and six months ended June 26, 2010, 4.4 million shares and 5.1 million shares were repurchased under this plan for $107.2 million and $122.5 million, respectively, at a weighted average price of $24.57 and $24.15, respectively.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted.

In addition, we repurchased shares under our stock incentive plan to pay the minimum statutory withholding for income taxes on behalf of grantees under this plan. The amount repurchased was $1.0 million and $1.3 million for the three and six months ended June 25, 2011, respectively, and $0.4 million and $0.5 million for the three and six months ended June 26, 2010, respectively. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Novellus, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Other than noted below, our exposure related to market risk has not changed materially since December 31, 2010.

Market risk

The fair market value of the contingent interest derivative on the Senior Convertible Notes is subject to interest rate risk and market risk and will change in response to fluctuations in interest rates and the fair market value of the Senior Convertible Notes.

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

The interest rates on the majority of our obligations are fixed with the exception of our floating-rate Euro loan with Bank of America, N.A. Therefore, our operating results are affected by the interest rate changes to our variable-rate long-term borrowings.

The tables below present the amounts we recorded and related weighted average interest rates by year of contractual maturity for our investment portfolio and debt obligations as of June 25, 2011 and December 31, 2010. The amounts presented in the tables below approximate fair value.

	Periods of Maturity					Total
June 25, 2011	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	Over 10 Years
	(In thousands)
Assets:
Cash and cash equivalents	$406,239	$0	$0	$0	$0	$406,239
Average interest rate	0.10%	0%	0%	0%	0%	0.10%
Short-term investments	$146,757	$167,807	$7,900	$6,440	$74,035	$402,939
Average interest rate	2.19%	2.20%	0.17%	0.29%	0.43%	1.80%
Long-term investments	$0	$0	$0	$0	$55,728	$55,728
Average interest rate	0%	0%	0%	0%	0.29%	0.29%
Restricted cash and cash equivalents	$133,044	$0	$0	$0	$0	$133,044
Average interest rate	0.33%	0%	0%	0%	0%	0.33%
Liabilities:
Short-term borrowings – fixed rate	$102	$0	$0	$0	$0	$102
Average interest rate	8.12%	0%	0%	0%	0%	8.12%
Long-term borrowings – variable rate	$0	$116,445	$0	$0	$0	$116,445
Average interest rate	0%	1.77%	0%	0%	0%	1.77%
Long-term borrowings – fixed rate	$0	$340	$0	$0	$264,871	$265,211
Average interest rate	0%	8.12%	0%	0%	8.10%	8.10%

	Periods of Maturity					Total
December 31, 2010	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	Over 10 Years
	(In thousands)
Assets:
Cash and cash equivalents	$247,055	$0	$0	$0	$0	$247,055
Average interest rate	0.17%	0%	0%	0%	0%	0.17%
Short-term investments	$180,631	$148,485	$0	$9,000	$82,349	$420,465
Average interest rate	3.01%	2.31%	0%	0.34%	0.79%	2.27%
Long-term investments	$0	$0	$0	$0	$68,645	$68,645
Average interest rate	0%	0%	0%	0%	0.71%	0.71%
Restricted cash and cash equivalents	$121,226	$0	$0	$0	$0	$121,226
Average interest rate	0.15%	0%	0%	0%	0%	0.15%
Liabilities:
Short-term borrowings – fixed rate	$98	$0	$0	$0	$0	$98
Average interest rate	8.12%	0%	0%	0%	0%	8.12%
Long-term borrowings – variable rate	$0	$106,304	$0	$0	$0	$106,304
Average interest rate	0%	1.47%	0%	0%	0%	1.47%
Long-term borrowings – fixed rate	$0	$393	$0	$0	$0	$393
Average interest rate	0%	8.12%	0%	0%	0%	8.12%

The “less than 1 year” category of Short-term investments contains $16.0 million and $15.4 million as of June 25, 2011 and December 31, 2010, respectively, of other investments that do not have contractual maturities. The tables exclude interest receivable of $3.2 million and $3.7 million as of June 25, 2011 and December 31, 2010, respectively, which is included in Short-term investments on the Condensed Consolidated Balance Sheet.

As of June 25, 2011, we held tax-exempt auction-rate securities with an estimated fair value of $55.7 million, whose underlying assets are either student loans substantially backed by the federal government or closed-end municipal funds. Since 2008, our auction-rate securities have been illiquid as a result of failed auctions. An auction failure occurs when the parties wishing to sell securities at auction cannot. As a result, we may have limited or no opportunities to liquidate these investments and fully recover their stated value in the near term. These investments are classified as long-term in our Condensed Consolidated Balance Sheets. As of June 25, 2011, we currently have a cumulative temporary unrealized loss of $7.1 million within OCI.

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

The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began before a jury on January 19, 2010, in the Superior Court. Novellus prevailed on these claims at trial, which ended on February 26, 2010. On August 2, 2010, in connection with the judgment against Linear, the Superior Court awarded us $5.2 million in attorney’s fees and $0.1 million in other costs. Linear filed two motions, one seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and the other seeking a new trial, both of which the Superior Court has denied. Linear subsequently filed an appeal. Linear has since paid us the entire award. However, Linear’s payment is subject to its appeal. Although we cannot at this time predict the ultimate outcome in this case or estimate a range of any such potential loss, we believe that the ultimate disposition of this matter will not have a material adverse effect on our business, financial condition, or operating results.

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

Our Semiconductor Group depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. Our business has historically been cyclical due to changes in our customers’ manufacturing capacity requirements and capital spending, which are affected by factors such as capacity utilization, consumer demand for products, inventory levels, and our customers’ access to capital. We believe that macroeconomic factors, including, those associated with the catastrophic events resulting from the March 11, 2011 earthquake and tsunami in Japan, may affect some of our customers’ levels of investment in capital equipment in the short term. Our business has experienced periodic downturns that reduced the demand for semiconductor processing equipment. The timing, length, and severity of these business cycles are difficult to predict. The semiconductor industry and our operations are subject to fixed costs that are difficult to reduce in the short term. During periods of reduced and declining demand, we must be able to quickly and effectively align our variable costs with prevailing market conditions, and at the same time motivate and retain key employees, including our management team. Downturns in the industry have, at times, resulted in higher than optimal inventory levels and lower than optimal gross margins due to a decrease in demand and lower production volumes during these periods. Because of this volatility, we cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. Industry downturns have historically been followed by periods of rapid growth. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity and hire and assimilate a sufficient number of qualified people to meet customer demand. Net orders, net sales, and results of operations may be adversely affected if we fail to respond to changing industry and economic conditions in a timely and effective manner.

We experienced a decline in net orders during the second quarter of 2011. We could experience declines in net orders in the future, and, if so, our net sales and operating results could be adversely affected. Over the past several years, we have implemented reductions in workforce, consolidations of our manufacturing operations, and other cost reduction actions to align our business with then current industry and economic conditions. Future restructurings or other cost reduction actions may be required, which may have an adverse impact on our results of operations and our ability to capitalize on opportunities in a market recovery.

Our operating results and stock price are unpredictable.

We have experienced and expect to continue to experience significant fluctuations in our quarterly operating results, which may adversely affect our stock price. Our future quarterly operating results and stock price may not align with past trends. The factors that have caused and could continue to cause fluctuations in our operating results include, but are not limited to:

•	economic conditions in the electronics and semiconductor industry generally, and the semiconductor equipment industry specifically;

•	the financial condition of our customers, their levels of investment in capital equipment, and their ability to purchase our products;

•

timing and cancellation of customer orders and shipments, including deferrals of orders of our existing products due to macroeconomic factors, catastrophic events and new product announcements by us or our competitors;

•	failure to receive anticipated orders in time to permit shipment during the quarter;

•	our practice of building systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	competitive pricing pressures;

•	the effect of revenue recognized upon acceptance with little or no associated costs;

•	unpredictability of demand for and variability of the mix of our products in our forecast, which can cause unexpected positive or negative inventory adjustments in a particular period;

•	variability in manufacturing yields;

•	fluctuations in warranty costs;

•	foreign currency exchange rate fluctuations;

•	emergence of new industry standards;

•	ability to fund capital requirements, which, in the future, could include debt or equity financing that could be dilutive to the existing holders of our common stock; and

•	unexpected changes in our operating results, which may result in increases to our compensation expense as we revise our estimates of the probability that performance-based awards will be obtained.

In addition, the market price at which our Senior Convertible Notes and our common stock trade may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	the depth and liquidity of the market for our Senior Convertible Notes and our common stock which can affect, among other things, the volatility of their market prices;

•	investor perception of us and the industry in which we operate; and

•	the level of analyst research and media coverage of our common stock including changes in earnings estimates or buy/sell recommendations by analysts.

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

Our global operations require us to comply with a number of United States and international regulations. In particular, we must comply with the Foreign Corrupt Practices Act (“FCPA”), which prohibits us from providing anything of value to a foreign official or agent for the purposes of influencing any act or decision of these foreign officials in their official capacity, for instance, to obtain new business or an unfair advantage or to retain ongoing business. Failure of our compliance with the FCPA could potentially result in penalties or restrictions on our ability to conduct business in certain global jurisdictions. These penalties and restrictions could adversely affect our results of operations or financial condition.

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

Each of our business segments have one primary manufacturing facility. Our operations are subject to disruption for a variety of reasons including, but not limited to, natural disasters, work stoppages, facility malfunctions, and terrorism. Such disruption at one or both of these facilities may cause delays in shipments of products to our customers which may result in cancellation of orders or loss of customers and could adversely affect our business.

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

Fluctuations and uncertainties with the economy also make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. While the United States’ economy has generally improved since 2009, we cannot predict the timing, strength, or duration of such recovery, any future economic slowdowns, or the impact of economic conditions on the worldwide semiconductor industry. If the economy or the markets in which we operate do not continue to recover, we may record additional charges related to restructuring costs, which may have an adverse effect on our business, financial condition and results of operations. The length of our sales cycle makes our results of operations particularly sensitive to changes in macroeconomic conditions. While past downturns in our business have been followed by periods of rapid growth, this correlation may not occur in the future.

A decline in the condition of the global financial markets could also adversely affect the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, auction rate securities, money market funds, and other types of debt securities. A decline in the capital and financial markets could adversely affect their market values and liquidity. For example, as of June 25, 2011, we held $55.7 million of auction-rate securities, net of $7.1 million in temporary impairment. Our auction rate securities are tax-exempt, with underlying assets that are either student loans substantially backed by the federal government or closed-end municipal bond funds. Due to auction failures for these securities, we will not have access to these funds until (i) future auctions are successful, (ii) the securities are called by the issuer, (iii) we sell the securities in a secondary market, or (iv) the underlying notes mature and are repaid. Currently, there are no active secondary markets for these securities. If current market conditions do not improve, additional temporary and other-than-temporary impairment charges could occur in future periods which would reduce the value of our investments and could negatively affect our results of operations.

Our financial results have fallen short of anticipated levels in the past and may fall short in the future.

Our management typically provides quarterly financial forecasts. These forecasts, when made, are based on estimates believed to be reasonable at the time. However, actual results may vary and have varied in the past from forecasted results for a variety of reasons, including, but not limited to, unanticipated manufacturing costs, changes in the economy or mix of products sold, unanticipated write-downs of inventory, a higher than anticipated effective tax rate, and unexpected changes in the volume or timing of customer orders and product acceptances. Our lengthy sales cycles make the timing of customer orders and product acceptances difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. Our revenues and operating results for any given quarter depend on us shipping orders as scheduled during that quarter, receiving customer acceptances during the quarter of previously shipped products, and obtaining new orders for products to be shipped in that same quarter. We believe that macroeconomic factors, including, those associated with the catastrophic events resulting from the March 11, 2011 earthquake and tsunami in Japan, may affect some of our customers’ levels of investment in capital equipment in the short term. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially and adversely affect our financial results for any particular quarter. These factors have caused and may continue to cause our financial results to differ materially from prior periods and from financial forecasts we have previously provided.

Although we believe that these forecasts provide investors and analysts with a better understanding of management’s expectations for the future and are useful to investors, such forecasts are comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. If our operating or financial results for a particular period differ from our forecasts or the expectations of investment analysts, or if we revise our forecasts, the market price of our notes and common stock could be affected.

Changes in tax rates, tax assets, and tax liabilities have negatively affected our financial results in the past and could negatively affect our future results.

We are subject to taxation in the United States and other countries. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws. We compute our effective tax rate using forecasts of jurisdictional profits and losses. Changes in the jurisdictional mix of profits and losses may cause fluctuations in the effective tax rate. Adverse changes in tax rates, our tax assets, and tax liabilities have negatively affected our financial results in the past and could negatively affect our results in the future.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to (i) make scheduled payments of the principal of, (ii) pay interest on, (iii) make cash payments upon conversion or (iv) refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to repurchase our Senior Convertible Notes upon the occurrence of a fundamental change or to pay the cash portion of the settlement amounts due when notes are due to be converted.

Holders of our Senior Convertible Notes have the right to require us to repurchase the notes upon the occurrence of a fundamental change at 100% of their principal amount, plus accrued and unpaid interest. In addition, upon any conversion of the Senior Convertible Notes, we will be required to make cash payments in respect of the notes being converted.

However, we may not have enough available cash or be able to obtain financing at the time we are required to pay the fundamental change repurchase price for a note or the cash amount due to a converting holder. In addition, our ability to repurchase the Senior Convertible Notes or to pay cash upon conversions of the notes may be limited by law, regulatory authority or by the agreements governing any future indebtedness that we may incur.

Our failure to repurchase our Senior Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash amount payable upon conversion of a note as required by the indenture will constitute a default under the indenture. Our existing credit facility includes provisions which would cause our payment of the fundamental change repurchase price to constitute an event of default there under. Accordingly, we would not be able to make such payment without obtaining an amendment to, or repaying outstanding amounts under, such facility.

The conditional conversion features of our Senior Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of our Senior Convertible Notes are triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their Senior Convertible Notes, we would be required to settle at least a portion of the applicable settlement amount through the payment of cash, which could adversely affect our liquidity. The portion settled in stock would have a dilutive impact on earnings per share. In addition, even if holders do not elect to convert their Senior Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

To the extent we deliver shares of our common stock upon the conversion of a Senior Convertible Note, the issuance of shares of our common stock upon conversion of the Senior Convertible Note will dilute the ownership interest of the holders of our common stock at the time of such conversion, including holders who had previously converted their Senior Convertible Notes.

The conversion of some or all of the Senior Convertible Notes will dilute the ownership interests of existing shareholders to the extent that such Senior Convertible Notes are convertible into shares of our common stock. Any sales in the public market of any common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Senior Convertible Notes may encourage short selling by market participants because the conversion of the Senior Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Senior Convertible Notes into shares of our common stock could depress the price of our common stock.

Certain provisions in the indenture governing the Senior Convertible Notes could delay or prevent an acquisition of us by a third party.

Certain provisions in the Senior Convertible Notes and the indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Senior Convertible Notes will have the right to require us to repurchase their Senior Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Senior Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the Senior Convertible Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.

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

We are subject to various risks related to (i) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which we operate, (ii) disagreements or disputes between national or regional regulatory agencies related to international trade, and (iii) the interpretation and application of laws, rules, and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, corporate governance, privacy, and anti-corruption, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Changes in laws, regulations, and standards may create uncertainty regarding compliance matters. Financial reform legislation and the regulations enacted under such legislation has added costs to our business by requiring advisory votes on executive compensation and severance packages, and has increased access to, and increased the number of proposals in our proxy statement. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all evolving standards. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If we are found by a court or regulatory agency not to be in compliance with the laws and regulations, our business, financial condition, and results of operations could be adversely affected.

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

Repurchase of Company Securities

In February 2004, our Board of Directors approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 2007. In September 2004, our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 2009. In October 2007, our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through October 2011. Our Board of Directors has authorized repurchases of our outstanding common stock through October 2011 under a stock repurchase plan. In connection with the issuance of the Senior Convertible Notes in May 2011, the Board increased our share repurchase authorization by $700.0 million.

Following is a summary of our stock repurchases for the quarter ended June 25, 2011, which were effected through a combination of open market and privately negotiated transactions.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
March 27, 2011 through April 30, 2011	0	$0.00	0	$340.0 million
May 1, 2011 through May 28, 2011	17,520,123	$34.18	17,520,123	$441.3 million
May 29, 2011 through June 25, 2011	767,996	$34.45	767,996	$414.8 million

Total	18,288,119	$34.19	18,288,119	$414.8 million

In addition to shares repurchased above, we withheld 28,216 shares, with a value of $1.0 million, through net share settlements for the three months ended June 25, 2011 upon the vesting of restricted stock awards. For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The price paid per share withheld is the closing price on NASDAQ on the date of withholding. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted.

ITEM 6:	EXHIBITS

(a) Exhibits

4.1(1)	Indenture between Novellus Systems, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee, dated as of May 10, 2011, including the form of 2.625% Senior Convertible Notes due 2041.

10.31	Second Amendment to Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A., dated April 26, 2011.

10.32(2)	Third Amendment to Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A., dated May 12, 2011.

*10.33(3)	Novellus Systems, Inc. 2011 Stock Incentive Plan, dated May 10, 2011.

*10.34	Forms of award agreements under the 2011 Stock Incentive Plan.

*10.35(4)	Amended and Restated Employment Agreement between Novellus Systems, Inc. and Richard S. Hill, dated June 9, 2011.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 3, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 3, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 3, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 3, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 4.1 to Novellus’ report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2011 (SEC File No. 000-17157).
(2)	Incorporated by reference to Exhibit 10.1 to Novellus’ report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 000-17157).
(3)	Incorporated by reference to Exhibit 10.1 to Novellus’ report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2011 (SEC File No. 000-17157).
(4)	Incorporated by reference to Exhibit 10.1 to Novellus’ report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2011 (SEC File No. 000-17157).
*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ John D. Hertz
John D. Hertz
Vice President and Chief Financial Officer (Principal Financial Officer) August 3, 2011

EXHIBIT INDEX

10.31	Second Amendment to Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A., dated April 26, 2011.

*10.34	Forms of award agreements under the 2011 Stock Incentive Plan.

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 3, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 3, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated August 3, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated August 3, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements.