Form 10-Q
period 2011-09-24
NOVELLUS SYSTEMS INC
filed 2011-11-02
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

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

As of October 27, 2011, there were 66,589,390 shares of the Registrant’s common stock, no par value, issued and outstanding.

NOVELLUS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 24, 2011

		Page
Part I: Financial Information
Item 1:	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 24, 2011 and September 25, 2010	3
	Condensed Consolidated Balance Sheets as of September 24, 2011 and December 31, 2010	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 24, 2011 and September 25, 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4:	Controls and Procedures	30
Part II: Other Information
Item 1:	Legal Proceedings	31
Item 1A:	Risk Factors	32
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6:	Exhibits	43
Signatures		44
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In thousands, except per share amounts)
Net sales	$306,731	$367,203	$1,070,139	$964,801
Cost of sales	158,824	186,774	537,644	493,468

Gross profit	147,907	180,429	532,495	471,333

Selling, general and administrative	44,364	46,426	141,082	134,509
Research and development	47,827	44,271	141,818	124,747
Restructuring charges (benefits), net	(1,258)	240	(936)	657

Total operating expenses	90,933	90,937	281,964	259,913

Operating income	56,974	89,492	250,531	211,420

Interest income	1,340	1,549	4,321	5,625
Interest expense	(5,979)	(411)	(9,658)	(1,037)
Other income (expense), net	2,785	(1,270)	1,195	(998)

Income before income taxes	55,120	89,360	246,389	215,010
Provision for income taxes	4,038	13,095	34,216	34,181

Net income	$51,082	$76,265	$212,173	$180,829

Net income per share:
Basic	$0.74	$0.83	$2.67	$1.93

Diluted	$0.73	$0.82	$2.60	$1.90

Shares used in basic per share calculations	68,883	91,512	79,401	93,833

Shares used in diluted per share calculations	70,379	92,859	81,464	94,986

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 24, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$353,127	$247,055
Short-term investments	383,482	424,196
Accounts receivable, net	222,764	256,731
Inventories	216,865	208,894
Deferred tax assets, net	40,613	49,995
Other current assets	44,165	15,530

Total current assets	1,261,016	1,202,401
Property and equipment, net of accumulated depreciation of $576,991 in 2011 and $570,083 in 2010	205,783	218,569
Non-current restricted cash and cash equivalents	132,540	121,226
Long-term investments	53,456	68,645
Goodwill	125,468	125,043
Other non-current assets	95,010	96,513

Total assets	$1,873,273	$1,832,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$51,743	$82,006
Accrued payroll and related expenses	69,662	63,725
Accrued warranty	30,035	29,512
Other current liabilities	69,994	70,444
Income taxes payable	9,423	15,631
Deferred profit	20,775	29,693

Total current liabilities	251,632	291,011
Senior convertible notes	271,291	0
Other long-term debt obligations	108,235	105,592
Long-term income taxes payable	63,073	61,381
Long-term deferred tax liabilities, net	169,810	3,815
Other non-current liabilities	39,051	42,460

Total liabilities	903,092	504,259

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock	1,195,235	1,206,887
Retained earnings (accumulated deficit)	(224,583)	124,132
Accumulated other comprehensive loss	(471)	(2,881)

Total shareholders’ equity	970,181	1,328,138

Total liabilities and shareholders’ equity	$1,873,273	$1,832,397

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 24, 2011	September 25, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$212,173	$180,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,466	30,775
Deferred income taxes	22,859	(2,876)
Stock-based compensation	31,307	25,706
Excess tax benefit from stock-based compensation	0	(392)
Other non-cash charges, net	4,713	4,939
Changes in operating assets and liabilities:
Accounts receivable, net	35,515	(47,956)
Inventories	(4,412)	(34,481)
Other assets	(16,734)	6,673
Accounts payable and accrued liabilities	(30,539)	3,466
Accrued payroll and related expenses	8,786	37,383
Accrued warranty	1,763	10,077
Income taxes payable	(4,578)	20,728
Deferred profit	(8,958)	6,265
Other liabilities	285	6,875

Net cash provided by operating activities	278,646	248,011

Cash flows from investing activities:
Proceeds from sales of investments	365,577	119,359
Proceeds from maturities of investments	109,400	143,384
Purchases of investments	(441,756)	(287,894)
Capital expenditures	(15,509)	(12,916)
Decrease (increase) in restricted cash and cash equivalents	(9,590)	8,652

Net cash provided by (used in) investing activities	8,122	(29,415)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	112,711	7,641
Proceeds from senior convertible notes, net of issuance costs	684,250	0
Net proceeds from (repayments of) other debt obligations	(72)	510
Repurchases of common stock	(977,666)	(161,037)
Excess tax benefit from stock-based compensation	0	392

Net cash used in financing activities	(180,777)	(152,494)

Effects of exchange rate changes on cash and cash equivalents	81	(262)

Net increase in cash and cash equivalents	106,072	65,840
Cash and cash equivalents at the beginning of the period	247,055	142,047

Cash and cash equivalents at the end of the period	$353,127	$207,887

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 24, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our equipment sales generally have two elements: the equipment and its installation. While installation is not essential to the functionality of the delivered equipment, final payment is generally not billable for many of our sales contracts until we have fulfilled our system installation obligations and received customer acceptance. Provided that we have historically met defined levels of customer acceptance with both the specific customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. We recognize revenue for the installation element when installation is complete. Revenue recognized for delivered elements is limited to the amount not contingent on future performance obligations. Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued new authoritative guidance that results in common principles and requirements for measuring and disclosing fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. We will adopt this authoritative guidance prospectively in the first quarter of our fiscal year 2012. We are currently evaluating the potential impact of this authoritative guidance on our Consolidated Financial Statements.

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

In September 2011, the FASB issued new authoritative guidance that simplified how entities test goodwill for impairment. Entities are permitted to initially assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We will adopt this authoritative guidance in the first quarter of our fiscal year 2012. We do not expect the adoption of this guidance to have a material effect on our Consolidated Financial Statements.

Note 3. Debt Obligations

Senior Convertible Notes

On May 10, 2011, we issued $700.0 million of 2.625% senior convertible notes due May 15, 2041, in a private offering (Senior Convertible Notes). The proceeds from the issuance of the Senior Convertible Notes have been, and will continue to be, used to repurchase shares of our common stock pursuant to our board-authorized stock repurchase program and for general corporate purposes. The Senior Convertible Notes are senior unsecured borrowings initially convertible, subject to certain conditions, into shares of common stock at a conversion rate of 25.3139 shares of common stock per $1,000 principal amount of convertible notes, representing an initial effective conversion price of $39.50 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the Senior Convertible Notes but will not be adjusted for accrued interest. We will settle any conversion of the Senior Convertible Notes in cash up to the face value, and any amount in excess of face value will be settled in stock up to 19.99% of outstanding stock, unless shareholder approval is obtained. If shareholder approval is not obtained, any excess amount will be settled in cash. As of September 24, 2011, 17.7 million shares of common stock were reserved for issuance upon conversion of the Senior Convertible Notes. As of September 24, 2011, the if-converted value of the Senior Convertible Notes did not exceed the aggregate principal amount.

Holders of the Senior Convertible Notes may convert at the applicable conversion rate, in multiples of $1,000 principal amount, under any of the following circumstances:

i.	During any fiscal quarter beginning after September 24, 2011, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day.

ii.	During the period of five business days after any period of five consecutive trading days in which the trading price per Senior Convertible Note for each day of that period of five consecutive trading days was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on such day.

iii.	If we call any or all of the Senior Convertible Notes for redemption at any time prior to the close of business on the trading day immediately preceding the redemption date.

iv.	Upon the occurrence of certain corporate transactions as specified in the indenture governing the Senior Convertible Notes (a Fundamental Change).

v.	At any time on or after February 15, 2041 up to and including the close of business on the third scheduled trading day immediately preceding the maturity date.

In addition, holders who convert their Senior Convertible Notes in connection with a Fundamental Change may be entitled to a make-whole premium in the form of an increase in the conversion rate. In the event of a Fundamental Change, the holders may also require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount, plus accrued interest, if any. As of September 24, 2011, none of the conditions allowing holders to convert had been met.

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

We calculated the carrying value of the Senior Convertible Notes at issuance as the present value of the future cash payments required by the Senior Convertible Notes using a discount rate of 8.1% (an estimated borrowing rate for similar non-convertible debt). The excess of the principal amount of the debt over the carrying value of the Senior Convertible Notes is considered a debt discount. The debt discount is being amortized using the effective interest rate of 8.1% over the 30-year term as a non-cash charge to Interest expense. As of September 24, 2011, the remaining term of the notes is 29.7 years. Interest is payable semi-annually in arrears on May 15 and November 15.

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

As of September 24, 2011, the Senior Convertible Notes consisted of the following (in thousands, except conversion rate and conversion price):

September 24, 2011
Unamortized debt discount	$428,709
Carrying amount of Senior Convertible Notes	271,291

Principal amount	$700,000

Carrying amount of equity component, net	$262,367
Conversion rate (shares of common stock per $1,000 principal amount of notes)	25.3139
Conversion price (per share of common stock)	$39.50

The following table presents the components of Interest expense for the Senior Convertible Notes (in thousands):

	Three Months Ended	Nine Months Ended
	September 24, 2011	September 24, 2011
	(In thousands)
Contractual interest	$4,594	$6,891
Amortization of debt discount	863	1,288
Decrease in contingent interest derivative liability	(27)	(12)
Amortization of issuance costs	12	18

Total	$5,442	$8,185

General Corporate Borrowings

We have an aggregate amount of $37.0 million available under short-term credit facilities with various financial institutions. As of September 24, 2011, $9.1 million of our credit facilities were pledged against outstanding letters of credit and the remainder was unutilized.

On June 17, 2009, we entered into a Euro-denominated credit agreement. The agreement, as amended most recently on May 12, 2011, provides a secured credit line with an aggregate committed maximum amount of 80 million Euros. The current terms provide for an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 50 basis points with amounts outstanding due and payable on or before May 3, 2014. As of September 24, 2011 and December 31, 2010, we had 79.5 million Euros outstanding under the agreement which equaled $107.9 million and $105.2 million as of such dates, respectively, at an effective interest rate of 1.79% and 1.47%, respectively. The agreement is secured by deposits in money market funds and Euro-denominated time-based deposits at a minimum of 105% of the outstanding balance. Amounts used to secure the debt are included within Non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which are subject to various exceptions and qualifications. We were in compliance with these covenants as of September 24, 2011.

Note 4. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards.

For the three and nine months ended September 24, 2011 and September 25, 2010, diluted net income per share was computed by dividing net income by the weighted average number of common and potential common shares outstanding during the respective periods. Potential common shares represent the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are either anti-dilutive under the treasury stock method or restricted shares subject to performance conditions that have not been met. For this reason, potential common shares of 5.6 million and 4.2 million pertaining to outstanding stock options and restricted stock awards were excluded from the computation for the three and nine months ended September 24, 2011, respectively, and 13.3 million and 14.0 million were excluded from the three and nine months ended September 25, 2010, respectively. None of the 17.7 million shares underlying our Senior Convertible Notes were included in our dilution calculation as our average quarterly stock price was less than the conversion price of $39.50.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In thousands, except per share amounts)
Numerator:
Net income	$51,082	$76,265	$212,173	$180,829

Denominator:
Basic weighted average shares outstanding	68,883	91,512	79,401	93,833
Dilutive common equivalent shares	1,496	1,347	2,063	1,153

Diluted weighted average shares outstanding	70,379	92,859	81,464	94,986

Net income per share – Basic	$0.74	$0.83	$2.67	$1.93
Net income per share – Diluted	$0.73	$0.82	$2.60	$1.90

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

During the three and nine months ended September 24, 2011 and September 25, 2010, there were no transfers of financial instruments between Level 1 and Level 2 or transfers in or out of Level 3.

Financial Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured at fair value on a recurring basis, excluding accrued interest components, consist of the following types of instruments as presented on our Condensed Consolidated Balance Sheets:

	Fair Value Measurements as of September 24, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents
Money market funds	$267,096	$0	$0	$267,096
Municipal bonds	0	1,800	0	1,800
Short-term investments
Municipal bonds	0	254,226	0	254,226
Variable rate demand notes	0	59,700	0	59,700
Corporate bonds	0	53,328	0	53,328
Other current assets
Derivative assets (1)	0	43	0	43
Non-current restricted cash and cash equivalents
Money market funds	90,407	0	0	90,407
Long-term investments
Auction rate securities	0	0	53,456	53,456

Total assets	$357,503	$369,097	$53,456	$780,056

Liabilities
Other current liabilities
Derivative liabilities (1)	$0	$1,400	$0	$1,400
Other non-current liabilities
Embedded derivative liabilities (1)	0	0	535	535

Total Liabilities	$0	$1,400	$535	$1,935

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 7 below.

	Fair Value Measurements as of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents
Money market funds	$172,181	$0	$0	$172,181
Short-term investments
Municipal bonds	0	291,296	0	291,296
Variable rate demand notes	0	94,849	0	94,849
Corporate bonds	0	18,966	0	18,966
Other current assets
Derivative assets (1)	0	118	0	118
Non-current restricted cash and cash equivalents
Money market funds	64,352	0	0	64,352
Long-term investments
Auction rate securities	0	0	68,645	68,645

Total assets	$236,533	$405,229	$68,645	$710,407

Liabilities
Other current liabilities
Derivative liabilities (1)	$0	$1,562	$0	$1,562

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 7 below.

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

	Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In thousands)
Balance, beginning of period	$55,728	$73,956	$68,645	$78,763
Unrealized gains (losses), net included in Other comprehensive income (loss)	103	(35)	1,536	658
Sales	(2,375)	(2,350)	(16,725)	(7,850)

Balance, end of period	$53,456	$71,571	$53,456	$71,571

All Level 3 assets are auction-rate securities. Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal bond funds. Auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless (i) future auctions are successful, (ii) the securities are called by the issuer, (iii) we sell the securities in a secondary market, or (iv) the underlying notes mature. Currently, there are no active secondary markets. As of September 24, 2011 we have recorded a cumulative temporary impairment loss of $7.0 million within OCI based upon our assessment of the fair value of these securities. We believe that this impairment is temporary as we do not intend to sell these securities until recovery at par. We do not believe that we will be required to sell these securities before recovery of their amortized cost and, based on our credit quality assessment, we expect to recover the amortized cost of these securities.

	Liability Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended	Nine Months Ended
	September 24, 2011	September 24, 2011
	(In thousands)
Balance, beginning of period	$562	$0
Issuances	0	547
Unrealized gains included in earnings	(27)	(12)

Balance, end of period	$535	$535

Our Level 3 liability relates to the contingent interest payment provision on our Senior Convertible Notes that may require us to pay additional interest based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the Senior Convertible Notes.

Fair Value of Other Financial Instruments

The carrying value of cash, accrued interest receivable, non-current restricted cash, and current debt obligations approximates fair value because of the short maturity of these instruments. Other investments primarily relate to corporate-owned life insurance contracts used to offset our deferred compensation obligations. These investments have a determinable cash surrender value, which is the best available evidence of fair value. Accrued interest receivable and other investments are classified within Short-term investments on our Condensed Consolidated Balance Sheets. Our Senior Convertible Notes and Other long-term debt obligations are not publicly traded. The carrying amount and fair value of our Senior Convertible Notes was $271.3 million and $244.2 million, respectively, as of September 24, 2011. Our Other long-term debt is primarily denominated in Euros and the estimated fair value is primarily based on a market approach, comparing our interest rates to those rates we believe we would reasonably receive upon re-entry into the market. The carrying amount and fair value of our Other long-term debt were $108.2 million and $109.8 million, respectively, as of September 24, 2011 and $105.6 million and $106.7 million, respectively, as of December 31, 2010. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.

See additional disclosures regarding our investments in Note 6 below.

Note 6. Investments

All of our investments are classified as available-for-sale. The amortized cost and estimated fair value of our investments are as follows:

	September 24, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$253,101	$1,177	$(52)	$254,226
Variable-rate demand notes	59,700	0	0	59,700
Corporate bonds	53,451	101	(224)	53,328
Auction-rate securities	60,425	0	(6,969)	53,456

Total	$426,677	$1,278	$(7,245)	$420,710

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$290,284	$1,538	$(526)	$291,296
Variable-rate demand notes	94,849	0	0	94,849
Corporate bonds	18,863	114	(11)	18,966
Auction-rate securities	77,150	0	(8,505)	68,645

Total	$481,146	$1,652	$(9,042)	$473,756

Included in our Short-term investments balance as of September 24, 2011 and December 31, 2010 were interest receivable of $3.2 million and $3.7 million, respectively, and other investments of $13.1 million and $15.4 million, respectively, which are excluded from the tables above.

The maturities of our investments as of September 24, 2011 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$113,729	$114,056
Due in 1 to 5 years	185,788	186,463
Due in 5 to 10 years	4,500	4,500
Due in greater than 10 years	122,660	115,691

Total	$426,677	$420,710

Securities with contractual maturities greater than five years consist of auction-rate securities and variable-rate demand notes. We classify auction-rate securities as Long-term investments in our Condensed Consolidated Balance Sheets as they are not readily available to us due to failed auctions in the marketplace. We classify variable-rate demand notes as Short-term investments in our Condensed Consolidated Balance Sheets as they are payable on demand.

The breakdown of investments with unrealized losses as of September 24, 2011 is as follows:

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$41,433	$(52)	$0	$0	$41,433	$(52)
Corporate bonds	29,764	(224)	0	0	29,764	(224)
Auction-rate securities	0	0	53,456	(6,969)	53,456	(6,969)

Total	$71,197	$(276)	$53,456	$(6,969)	$124,653	$(7,245)

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

See additional disclosures regarding the fair value of our investments in Note 5 above.

Note 7. Derivative Financial Instruments

We manage our foreign currency exchange risk through foreign currency forward exchange contracts and foreign denominated floating-rate debt to hedge against the short-term impact of currency fluctuations. We enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the effect of currency fluctuations on (i) probable system sales denominated in Japanese yen, (ii) our net investment in certain foreign subsidiaries, and (iii) other monetary asset and liability balances denominated in foreign currencies. We utilize a portion of our foreign denominated floating-rate debt to mitigate the economic effect of our net investment in certain foreign subsidiaries. As of September 24, 2011 and December 31, 2010, 34.1 million and 34.9 million Euros of floating-rate debt were designated as a net investment hedge, respectively. All foreign currency derivatives are recorded at fair value in either Other current assets or Other current liabilities. We report cash flows from these derivative instruments in Cash flows from operating activities. We use the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

The notional amounts of outstanding hedge contracts are as follows:

	September 24, 2011		December 31, 2010
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
	(In thousands)
Japanese Yen	$3,677	$51,698	$12,288	$34,652
British Pound	4,489	4,488	4,441	4,442
Chinese Renminbi	0	0	0	6,776
Indian Rupee	1,329	1,325	1,063	1,061
Taiwan Dollar	0	0	0	1,663
Swiss Franc	0	4,506	0	4,236
Korean Won	2,438	2,435	0	0

Total	$11,933	$64,452	$17,792	$52,830

Cash Flow Hedges. We designate and document our foreign currency forward exchange contracts as cash flow hedges on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate the effectiveness of each hedge at least quarterly; using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in accumulated OCI until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in Net sales as designated at the inception of the forward contract. In the event it becomes probable that an anticipated hedged transaction will not occur, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated OCI to Net sales in the Condensed Consolidated Statement of Operations. No such events occurred for the three and nine months ended September 24, 2011 and September 25, 2010.

Net Investment Hedges. We hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. Our foreign denominated floating-rate debt and foreign currency forward exchange contracts used to hedge this exposure are designated and documented as net investment hedges. The carrying value of the foreign denominated floating-rate debt that is designated as a hedging instrument is remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded within accumulated OCI. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective when currency pairs and notional amounts on the forward exchange contracts are properly aligned with the net investment in subsidiaries. Changes in the spot-to-spot value are recorded as foreign currency translation adjustments within accumulated OCI. Ineffectiveness, if any, along with the excluded time value of the forward contracts, is recorded in Other income (expense), net.

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

The fair value and balance sheet classification of our derivatives are as follows:

	September 24, 2011	December 31, 2010
	(In thousands)
Other current assets:
Derivative assets designated as hedging instruments:
Cash flow hedges	$10	$0
Derivative assets not designated as hedging instruments:
Other foreign currency hedges	33	118

Total derivative assets (1)	$43	$118

Other current liabilities:
Derivative liabilities designated as hedging instruments:
Cash flow hedges	$157	$76
Net investment hedges	40	1
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges	1,203	1,485
Other non-current liabilities:
Derivative liabilities not designated as hedging instruments:
Contingent interest derivative	535	0

Total derivative liabilities (1)	$1,935	$1,562

(1)	See additional fair value measurement disclosures in Note 5 above.

The following table summarizes the pre-tax effects of our derivatives on OCI and the Condensed Consolidated Statements of Operations for the three and nine months ended September 24, 2011 and September 25, 2010.

	Financial Statement Location	Three Months Ended		Nine Months Ended
		September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
		(In thousands)
Cash flow hedges:
Losses recorded in OCI (effective portion), net	OCI	$(267)	$(719)	$(247)	$(813)
Gains (losses) reclassified from OCI to earnings (effective portion), net	Net sales	$92	$(86)	$974	$40
Gains recorded in earnings (ineffective and excluded time value portion), net	Net sales	$10	$42	$18	$22
Net investment hedges:
Foreign exchange contracts:
Gains (losses) recorded in OCI (effective portion), net	OCI	$4	$(2,778)	$(450)	$(3,098)
Losses recorded in earnings (ineffective and excluded time value portion), net	Other Income (expense), net	$(21)	$(79)	$(57)	$(134)
Foreign denominated floating-rate debt:
Gains (losses) recorded in OCI (effective portion), net	OCI	$2,814	$(2,811)	$(1,183)	$2,826
Other foreign currency hedges:
Gains (losses) recorded in earnings, net	Other income (expense), net	$(1,054)	$1,707	$(2,226)	$1,842
Contingent interest derivative:
Gains recorded in earnings, net	Interest expense	$27	$0	$12	$0

We anticipate reclassifying the accumulated gains (losses) recorded as of September 24, 2011 associated with our cash flow hedges from OCI to Net sales within 12 months.

Note 8. Inventories

	September 24, 2011	December 31, 2010
	(In thousands)
Purchased and spare parts	$140,461	$126,655
Work-in-process	34,886	42,173
Finished goods	41,518	40,066

Total inventories	$216,865	$208,894

Finished goods include $20.8 million and $17.5 million as of September 24, 2011 and December 31, 2010, respectively, of systems at customer locations.

Note 9. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in Goodwill for the nine months ended September 24, 2011:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net balance, beginning of period	$108,431	$16,612	$125,043
Foreign currency translation	0	425	425

Net balance, end of period	$108,431	$17,037	$125,468

There have been no significant events or circumstances affecting the valuation of goodwill since our annual impairment test was performed in the fourth quarter of 2010.

Intangible Assets

Our acquired intangible assets are as follows:

	September 24, 2011				December 31, 2010
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)			(Years)	(In thousands)
Patents and other intangible assets	11	$18,651	$(7,779)	$10,872	11	$18,647	$(6,509)	$12,138
Developed technology	6	30,456	(29,870)	586	6	30,102	(29,424)	678
Trademark	10	7,290	(5,095)	2,195	10	7,088	(4,441)	2,647

Total intangible assets	8	$56,397	$(42,744)	$13,653	8	$55,837	$(40,374)	$15,463

Our estimated amortization expense for identifiable intangible assets is $0.6 million for the remaining three months of 2011, and $2.6 million, $2.6 million, $2.3 million, and $1.5 million for the years ending December 31, 2012, 2013, 2014, and 2015, respectively. As of September 24, 2011, we had no recorded identifiable intangible assets with indefinite lives.

Note 10. Commitments and Contingencies

Product Warranty

Changes in our Accrued warranty liability are as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In thousands)
Balance, beginning of period	$39,820	$25,254	$34,947	$19,611
Warranties issued	11,167	14,823	38,911	36,385
Settlements	(13,345)	(9,897)	(33,060)	(24,155)
Net changes in liability for pre-existing warranties, including expirations	(897)	(567)	(4,053)	(2,228)

Balance, end of period	36,745	29,613	36,745	29,613
Less: Long-term portion	6,710	4,292	6,710	4,292

Accrued warranty, current	$30,035	$25,321	$30,035	$25,321

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

Other Litigation

We are either a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we believe that the amount of any such additional loss would be immaterial to our business, financial condition, and results of operations.

Note 11. Restructuring Charges

In an effort to consolidate our operations, streamline product offerings, and align our manufacturing operations with current business conditions, we have implemented various restructuring plans from 2001 through 2006. All restructuring activity presented below is related to the Semiconductor Group.

Adjustments of prior restructuring costs relate to changes in estimated sublease income over the remaining lease term, for facility exit activities recorded in prior years and include normal accretion. During the third quarter 2011, the adjustment of $1.3 million primarily relates to reoccupying certain facilities previously included in our restructuring reserve.

As of September 24, 2011, our restructuring plans had been completed except for payments of future rent obligations which we estimate will be paid in cash through 2017.

The following table summarizes our restructuring activity:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In thousands)
Balance, beginning of period	$12,988	$16,163	$14,865	$18,046
Cash payments for rent obligations	(985)	(1,152)	(3,184)	(3,452)
Adjustment of prior restructuring costs	(1,258)	240	(936)	657

Balance, end of period	$10,745	$15,251	$10,745	$15,251

Note 12. Other Income (Expense), net

The components of other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In thousands)
Foreign currency gain (loss), net	$1,080	$(1,167)	$(1,290)	$(936)
Gain on other investments, net	1,492	23	2,185	104
Other gain (loss), net	213	(126)	300	(166)

Other income (expense), net	$2,785	$(1,270)	$1,195	$(998)

Note 13. Income Taxes

The income tax provision for the three and nine months ended September 24, 2011 was computed based on our annual forecast of profit by jurisdiction for fiscal year 2011. Our provision for income taxes for the three and nine months ended September 24, 2011 was $4.0 million and $34.2 million, respectively, compared to a provision for income taxes of $13.1 million and $34.2 million, for the three and nine months ended September 25, 2010, respectively. For the three and nine months ended September 24, 2011, our provision for income taxes was less than the federal statutory tax rate primarily due to foreign income taxed at lower rates.

As of September 24, 2011, our net long-term deferred tax liabilities of $169.8 million primarily related to the difference between the book and tax basis of our Senior Convertible Notes.

Note 14. Shareholders’ Equity

Comprehensive Income

The components of total comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In thousands)
Net income	$51,082	$76,265	$212,173	$180,829
Other comprehensive income:
Foreign currency translation adjustments	(1,982)	3,130	261	1,220
Unrealized gain (loss) on investments	(299)	(348)	1,423	(753)
Unrealized gain (loss) on cash flow hedges	(175)	(804)	726	(771)
Unrealized loss on pension liability	0	(124)	0	(124)

Comprehensive income	$48,626	$78,119	$214,583	$180,401

The components of Accumulated other comprehensive loss, net of related taxes, are as follows:

	September 24, 2011	December 31, 2010
	(In thousands)
Foreign currency translation adjustments	$6,815	$6,554
Unrealized loss on investments	(5,967)	(7,390)
Unrealized loss on cash flow hedges	(350)	(1,076)
Unrealized loss on pension liability	(969)	(969)

Accumulated other comprehensive loss	$(471)	$(2,881)

Stock Repurchases

Our Board of Directors has authorized repurchases of our outstanding common stock under a stock repurchase plan. As of September 24, 2011, we had $264.2 million available for stock repurchases under the plan. In October 2011, the remaining authorization of $264.2 million expired and our Board of Directors authorized $500.0 million for repurchases through December 2014. During the three and nine months ended September 24, 2011, 5.2 million shares and 28.5 million shares were repurchased under this plan for $150.6 million and $975.9 million, respectively, at a weighted average price per share of $29.19 and $34.21, respectively. During the three and nine months ended September 25, 2010, 1.6 million shares and 6.7 million shares were repurchased under this plan for $37.9 million and $160.4 million, respectively, at a weighted average price per share of $24.00 and $24.11, respectively.

During the three months ended September 24, 2011, we executed an agreement which could have required us to purchase up to 2,000,000 of our common shares, via physical settlement, at an agreed upon price. This agreement expired, unexercised, on September 21, 2011. In conjunction with this agreement, we received a premium of $2.3 million, which is included in Other income (expense), net on our Condensed Consolidated Statement of Operations.

For the majority of restricted stock awards that vest pursuant to our stock incentive plan, the number of shares issued is net of shares withheld to pay the minimum statutory withholding for income taxes on behalf of the grantee. Although shares withheld are not issued, they are treated as common stock repurchases, effectively reducing the number of shares that would otherwise have been issued upon vesting. Shares withheld upon vesting for income tax withholding are not included as common stock repurchases under our authorized plan. The value of shares withheld to satisfy the minimum statutory withholding requirement related to the grantees’ tax obligations was $0.4 million and $1.7 million for the three and nine months ended September 24, 2011, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 25, 2010, respectively.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted.

Note 15. Stock-Based Compensation

On May 10, 2011, the shareholders approved the Novellus Systems, Inc. 2011 Stock Incentive Plan (the Plan) to replace the 2001 Stock Incentive Plan, as amended and restated, which expired on March 16, 2011. The Plan authorizes the future grant of up to 9.8 million shares. Awards under the Plan may include incentive stock options, non-statutory stock options, and restricted stock awards.

The following table summarizes the stock-based compensation expense for stock options and restricted stock awards in operating income.

	Three Months Ended		Nine Months Ended
	September 24, 2011(1)	September 25, 2010(2)	September 24, 2011(1)	September 25, 2010(2)
	(In thousands)
Cost of sales	$799	$929	$2,564	$2,325
Selling, general and administrative	6,837	5,546	18,537	15,283
Research and development	3,094	2,977	10,206	8,098

Total stock-based compensation expense	$10,730	$9,452	$31,307	$25,706

(1)	Amounts include amortization expense related to stock options of $2.5 million and $7.9 million and restricted stock awards of $8.2 million and $23.4 million for the three and nine months ended September 24, 2011, respectively.
(2)	Amounts include amortization expense related to stock options of $3.6 million and $9.9 million and restricted stock awards of $5.9 million and $15.8 million for the three and nine months ended September 25, 2010, respectively.

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

A summary of stock option activity for the nine months ended September 24, 2011 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding, beginning of period	12,751	$30.90
Grants	128	35.25
Exercises	(3,882)	29.03
Forfeitures or expirations	(519)	37.17

Outstanding, end of period	8,478	$31.43	4.18	$21,133

Exercisable, end of period	5,833	$34.96	2.40	$4,188

As of September 24, 2011 there was $17.5 million of unrecognized compensation cost related to unvested stock options, with a weighted average remaining amortization period of 2.4 years.

Restricted Stock Awards

Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Restricted stock awards generally vest ratably over a four-year period on the anniversary date of the grant, excluding certain awards that vest upon the achievement of specific performance targets.

A summary of restricted stock award activity for the nine months ended September 24, 2011 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards, beginning of period	3,201	$23.79
Granted	393	35.70
Vested	(187)	23.27
Forfeited	(371)	25.34

Unvested restricted stock awards, end of period	3,036	$25.23

As of September 24, 2011, there were a total of 0.4 million restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not realized. The restricted stock awards have performance conditions that could result in the vesting of additional restricted stock up to a maximum of 1.1 million shares. The majority of performance conditions are based on our revenue, revenue growth, and revenue growth relative to our peers.

As of September 24, 2011, there was $58.2 million of unrecognized compensation cost related to restricted stock awards, including performance awards that are expected to vest, with a weighted average remaining amortization period of 2.5 years.

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

Segment information is as follows:

	Three Months Ended September 24, 2011			Nine Months Ended September 24, 2011
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Sales to unaffiliated customers	$274,138	$32,593	$306,731	$994,793	$75,346	$1,070,139
Operating income	$55,603	$1,371	$56,974	$248,622	$1,909	$250,531

	Three Months Ended September 25, 2010			Nine Months Ended September 25, 2010
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Sales to unaffiliated customers	$347,948	$19,255	$367,203	$918,385	$46,416	$964,801
Operating income (loss)	$95,140	$(5,648)	$89,492	$222,494	$(11,074)	$211,420

	September 24, 2011			December 31, 2010
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Total assets	$1,781,394	$91,879	$1,873,273	$1,756,094	$76,303	$1,832,397

Note 17. Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred expenses of $0.2 million and $0.8 million for the three and nine months ended September 24, 2011 and September 25, 2010, respectively.

An immediate family member of one of our executive officers is a partner at a law firm that provides various services for the company. We incurred total expenses of $0.5 million and $1.2 million for services performed by the law firm for the three and nine months ended September 24, 2011, respectively, and $0.4 million and $1.6 million for the three and nine months ended September 25, 2010.

We employ, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amount recognized for these immediate family members was $0.1 million and $0.4 million for the three and nine months ended September 24, 2011, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 25, 2010, respectively.

We have outstanding loans to non-executive vice presidents and other key personnel. As of September 24, 2011 and December 31, 2010, the total outstanding balance of such loans was $0.2 million, nearly all of which was secured by collateral. Loans typically bear interest, except for those made for employee relocation purposes. Bad debt expense related to personnel loans has not historically been significant. We do not have loans to any “executive officers” as defined by the SEC.

Note 18. Subsequent Event

In the fourth quarter of 2011 we recognized a gain in our Industrial Applications Group on the sale of property and buildings in Hauterive, Switzerland of $6.7 million.

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

•	our anticipation to reclassify the accumulated loss recorded as of September 24, 2011 for cash flow hedges from OCI to net sales within twelve months;

•	our expectation that the adoption of certain accounting pronouncements will not have a significant impact on our Condensed Consolidated Financial Statements;

•	our anticipation that we will achieve tax rates lower than current federal rates during periods of profitability due to benefits from a geographical mix of income at lower tax rates;

•

our estimation of amortization expense for currently recognized identifiable intangible assets for the remaining three months of 2011 and for the years ending December 31, 2012, 2013, 2014, and 2015, respectively;

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

•

our belief that the long-term drivers that increase demand for semiconductors remain intact and that in the coming two to three years increased demand will come from (i) the proliferation of smartphones and other mobile devices, including computer tablet products and notebooks with solid-state drives, (ii) investment required to upgrade the current communications infrastructure to support the growing use of mobile graphics and video, both domestically and in markets overseas, (iii) growth in cloud computing and storage, and (iv) the emergence of a growing middle class in developing economies;

•

our expectation that semiconductor devices for these new applications will grow in complexity, incorporating three-dimensional gate structures and advanced packaging technologies, all of which are expected to drive higher capital investment as a percentage of revenues for our semiconductor customers;

•	our belief that long-term demand for our products will remain strong and our expectation that our customers will continue to invest in capital equipment;

•	our belief that macroeconomic factors may affect customers’ levels of investment in capital equipment in the short term;

•	our expectation that investments will be undertaken by our customers to both increase capacity and keep pace with their evolving technology needs;

•	our expectation that orders will fluctuate due to the cyclical nature of our business;

•	our belief that significant investment in research and development is required to remain competitive and our plan to continue to invest in new products and enhance our current product lines;

•	our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology;

•	our belief that we will have sufficient cash flow from our business to service our debt;

•

our belief that we will have the ability to raise the funds necessary to repurchase our Senior Convertible Notes upon the occurrence of a Fundamental Change or to pay the cash portion of the settlements amounts due when the notes are due to be converted;

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

Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

•	unanticipated trends with respect to the cyclicality of the semiconductor industry;

•	our inability to reclassify the accumulated gains (losses) for our cash flow hedges from OCI to net sales within twelve months;

•	a sustained decrease in, or leveling off, of customer demand;

•	our inability to make adequate inventory valuation adjustments in a timely manner;

•	our inability to manage inventory levels;

•

unexpected changes in the tax regulatory environment, changes in accounting and tax standards or practices, and our inability to achieve a tax benefit due to unexpected changes in domestic or international tax law or regulations;

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

•	our inability to realize efficiencies from outsourcing; inefficiencies in the allocation of funds towards our research and development efforts to our existing and new product lines;

•	the failure of increased demand for semiconductor products to materialize as we anticipated;

•	unexpected difficulties in introducing new and enhanced products in a timely manner in order to remain competitive;

•	unexpected changing product needs of our customers, the loss of major customers, and the need to seek new customers and diversify our customer base;

•	an unanticipated need for additional liquid assets in the next twelve months;

•	our ability to repatriate profits from our Chinese subsidiaries;

•	our inability to enforce our patents and protect our trade secrets;

•

our inability to recover the amortized cost of our investments in auction-rate securities, market changes negatively affecting auction-rate securities and the government’s inability to guarantee the underlying securities;

•	our inability to accurately predict customers capital spending over the long term;

•	uncertainties in the global economy and credit markets;

•	unexpected consequences of the downgrade of the United States credit rating and the ongoing European debt crisis;

•	further periodic downturns in the semiconductor industry which could have a material adverse effect on the semiconductor industry’s demand for semiconductor processing equipment;

•	our inability to accurately predict mega-fabrication trends in memory manufacturing and uncertainties related to the acceptance of new technology into the memory market;

•	the introduction of new products by competitors;

•	our inability to gain and leverage market position during the economic downturn;

•	unexpected shifts in market demands for both memory and logic products; and

•	uncertainties related to growth in the electronic industry and our inability to successfully select, develop, and market new products, or enhance existing products.

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

From 2009 through the first quarter of 2011, our business benefitted from the general economic recovery resulting in increased demand for semiconductor products, driven in part by (i) a corporate refresh cycle for the personal computer, (ii) increased demand for NAND flash driven by the enterprise storage market, which utilizes hybrid architectures including combinations of solid-state drives and conventional hard-disk drives, and (iii) a robust smartphone market. During the second and third quarters of 2011 our net sales declined sequentially. We believe our customers have been reacting cautiously to uncertainty in both supply and demand associated with macroeconomic factors. Accordingly, any forecasts in demand for wafer fabrication equipment in the near-term are subject to the same uncertainty, which could introduce volatility into our quarterly results of operations.

Despite these circumstances, we believe the long-term drivers that increase demand for semiconductors remain intact. In the coming two to three years, we expect that increased demand will come from (i) the proliferation of smartphones and other mobile devices, including computer tablet products and notebooks with solid-state drives, (ii) investment required to upgrade the current communications infrastructure to support the growing use of mobile graphics and video, both domestically and overseas, (iii) growth in cloud computing and storage, and (iv) the emergence of a growing middle class in developing economies. We believe that semiconductor devices for these new applications will grow in complexity, incorporating three-dimensional gate structures and advanced packaging technologies, all of which are expected to drive higher capital investment as a percentage of revenues for our semiconductor customers. For this reason, we believe that long-term demand for our products will remain strong, as we expect that our customers will continue to invest in capital equipment to both increase capacity and keep pace with their evolving technology needs.

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

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2011			2010
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$306,731	$350,223	$413,185	$384,357	$367,203	$321,369	$276,229
Gross profit	$147,907	$176,310	$208,278	$194,000	$180,429	$156,938	$133,967
Net income	$51,082	$64,733	$96,358	$81,503	$76,265	$63,308	$41,256
Net income per share – Diluted	$0.73	$0.79	$1.04	$0.89	$0.82	$0.66	$0.43
Shipments	$301,635	$359,323	$376,946	$417,947	$363,290	$332,083	$282,816
Change in shipments from prior quarter	(16)%	(5)%	(10)%	15%	9%	17%	16%
Net orders	$226,862	$311,645	$415,127	$410,640	$406,888	$384,856	$321,363
Change in net orders from prior quarter	(27)%	(25)%	1%	1%	6%	20%	25%

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

Our equipment sales generally have two elements: the equipment and its installation. While installation is not essential to the functionality of the delivered equipment, final payment is generally not billable for many of our sales contracts until we have fulfilled our system installation obligations and received customer acceptance. Provided that we have historically met defined levels of customer acceptance with both the specific customer and the specific type of equipment, we recognize revenue for the equipment element upon shipment and transfer of title. We recognize revenue for the installation element when installation is complete. Revenue recognized for delivered elements is limited to the amount not contingent on future performance obligations. This practice creates variability in our gross margin, as certain revenue related to customer acceptance is recognized with little or no associated costs, which may not be indicative of our future operating performance. Revenue related to sales of spare parts is recognized upon shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
	September 24, 2011	June 25, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In thousands)
Semiconductor Group	$274,138	$327,864	$347,948	$994,793	$918,385
Industrial Applications Group	32,593	22,359	19,255	75,346	46,416

Net sales	$306,731	$350,223	$367,203	$1,070,139	$964,801

Changes in net sales are generally influenced by our shipment volume and the timing of installation and acceptances. Semiconductor Group net sales for the third quarter of 2011 decreased by 16% and 21% compared to the second quarter of 2011 and the third quarter of 2010, respectively, primarily due to decreased demand. We believe the recent reduction in our customers’ spending was due to macroeconomic uncertainties that have negatively affected end-market demand in the near-term. In addition, current customer utilization levels remain below seasonal levels. However, Semiconductor Group net sales increased by 8% in the first nine months of 2011 as compared with the same prior-year period. This year-over-year increase was due to increased demand for capital equipment in the first half of the year as our customers responded to growth in end-market demand for electronics which, as mentioned above, has recently diminished.

IAG net sales for the third quarter of 2011 increased by 46% and 69% compared to the second quarter of 2011 and the third quarter of 2010, respectively. IAG net sales increased 62% in the first nine months of 2011 as compared with the same prior-year period. These increases are primarily due to continued improvement in demand for our industrial products. Also contributing to the year-over-year increase were favorable foreign currency exchange rates which increased net sales by 8%.

Geographical net sales as a percentage of total net sales, based upon the location of our customers’ facilities, were as follows:

	Three Months Ended			Nine Months Ended
	September 24, 2011	June 25, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Greater China	22%	42%	36%	36%	39%
United States	36%	26%	22%	32%	24%
Korea	21%	17%	31%	15%	26%
Europe	11%	11%	7%	10%	7%
Japan	10%	4%	4%	7%	4%

Gross Profit

	Three Months Ended			Nine Months Ended
	September 24, 2011	June 25, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In thousands, except percentages)
Gross profit	$147,907	$176,310	$180,429	$532,495	$471,333
Gross margin	48%	50%	49%	50%	49%

Gross margin of 48% for the third quarter of 2011 decreased 2 percentage points from the second quarter of 2011 and 1 percentage point from the third quarter of 2010, primarily due to reduced absorption of fixed overhead costs on lower production volumes combined with an increased mix of industrial products revenue. The increase in gross margin by 1 percentage point for the first nine months of 2011 from the same prior-year period was primarily driven by favorable product mix.

Selling, General and Administrative (SG&A)

	Three Months Ended			Nine Months Ended
	September 24, 2011	June 25, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In thousands, except percentages)
SG&A expense	$44,364	$47,378	$46,426	$141,082	$134,509
% of net sales	14%	14%	13%	13%	14%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales, administrative personnel, and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

Third quarter 2011 SG&A expense decreased 6%, or $3.0 million, from the second quarter of 2011 and decreased 4%, or $2.1 million, from the same prior-year period due primarily to a gain of $2.4 million from a supplier settlement. SG&A expense for the first nine months of 2011 increased 5%, or $6.6 million, from the same prior-year period due primarily to increased variable compensation expense partially offset by a supplier settlement of $2.4 million. SG&A expense for the third quarter and first nine months of 2011 also includes $1.7 million in reduction in workforce expense compared to $0.3 million in the first nine months of 2010.

Research and Development (R&D)

	Three Months Ended			Nine Months Ended
	September 24, 2011	June 25, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In thousands, except percentages)
R&D expense	$47,827	$47,270	$44,271	$141,818	$124,747
% of net sales	16%	13%	12%	13%	13%

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

Third quarter 2011 R&D expense remained relatively consistent with the second quarter of 2011. R&D expense for the third quarter and first nine months of 2011 increased 8% and 14%, respectively, compared with the same prior-year periods, primarily due to an overall increase in targeted R&D spending including an increase in headcount and higher variable compensation expense in the first nine months of 2011 compared to the same prior-year period.

Income Taxes

	Three Months Ended			Nine Months Ended
	September 24, 2011	June 25, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In thousands, except percentages)
Provision for income taxes	$4,038	$13,783	$13,095	$34,216	$34,181
% of income before income taxes	7%	18%	15%	14%	16%

As a result of our global business structure, in periods of profitability, we expect to achieve tax rates lower than current federal rates as we benefit from a geographical mix of income at lower tax rates. Likewise, in periods of operating losses, these losses may accumulate in lower tax rate jurisdictions, which could have an adverse impact on our tax rate. The income tax provision for the third quarter of 2011 was computed based on our annual forecast of profit and losses by jurisdiction for fiscal year 2011.

The decrease in our third quarter effective tax rate compared to our effective tax rate for the second quarter of 2011 and the third quarter of 2010 was primarily driven by revisions to our annual forecasted income before taxes and the mix of earnings by jurisdiction which resulted in a lower annual forecasted rate. The effective tax rate for the first nine months of 2011 was relatively constant compared to the same prior-year period.

Liquidity and Capital Resources

The following sections discuss the effect of changes in our balance sheet, our credit arrangements, and stock repurchases on our liquidity and capital resources.

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of September 24, 2011, we do not have significant commitments for capital expenditures. In the future, we may consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings. In connection with funding capital expenditures, increasing our working capital, or completing any acquisitions, we may seek to obtain debt or equity financing. We may also need to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated.

Cash, Cash Equivalents, and Short-Term Investments

	September 24, 2011	December 31, 2010	Change
	(In thousands)
Cash and cash equivalents	$353,127	$247,055	$106,072
Short-term investments	383,482	424,196	(40,714)

Total cash, cash equivalents, and short-term investments	$736,609	$671,251	$65,358

The increase of $65.4 million in total cash, cash equivalents, and short-term investments during the first nine months of 2011 was primarily the result of $278.6 million of cash generated from operations, net proceeds of $684.3 million from the issuance of our Senior Convertible Notes, and proceeds of $112.7 million from the issuance of common stock pursuant to employee stock compensation plans. These cash inflows were generally offset by the repurchase of $975.9 million of our common stock through our stock repurchase plan.

Restricted Cash, Cash Equivalents, and Long-Term Investments

	September 24, 2011	December 31, 2010	Change
	(In thousands)
Restricted cash and cash equivalents	$132,540	$121,226	$11,314
Long-term investments	53,456	68,645	(15,189)

Total restricted cash, cash equivalents, and long-term investments	$185,996	$189,871	$(3,875)

Restricted cash and cash equivalents are primarily money market funds and Euro-denominated time-based deposits held to secure our Euro-denominated debt obligation. The increase of $11.3 million in restricted cash and cash equivalents from December 31, 2010 was driven by fluctuations in the exchange rate of our Euro-denominated debt.

The decrease in long-term investments of $15.2 million is due to sales of auction-rate securities during the first nine months of 2011.

Accounts Receivable, Net

	September 24, 2011	December 31, 2010	Change
	(Dollars in thousands)
Accounts receivable, net	$222,764	$256,731	$(33,967)
Quarterly days sales outstanding (DSO)	65	60	5

Accounts receivable, net decreased $34.0 million, or 13%, compared with December 31, 2010 and is consistent with the decrease in shipments in the third quarter of 2011 compared to the fourth quarter of 2010. Quarterly DSO increased by 5 days due to the timing of shipments which occurred later in the quarter accompanied by longer payment terms.

Inventories

	September 24, 2011	December 31, 2010	Change
	(Dollars in thousands)
Inventories	$216,865	$208,894	$7,971
Annualized inventory turns	3.3	3.5	(0.2)

Inventories increased $8.0 million, or 4%, compared with December 31, 2010 primarily due to an increase of $6.6 million at IAG related to increasing demand for industrial products in 2011.

Credit Arrangements

On May 10, 2011, we issued $700.0 million of 2.625% Senior Convertible Notes due May 15, 2041, in a private offering. The proceeds from the issuance of the Senior Convertible Notes have been, and will continue to be, used to repurchase shares of our common stock pursuant to our board-authorized share repurchase program and for general corporate purposes. The Senior Convertible Notes are unsecured borrowings and are initially convertible, subject to certain conditions, into shares of common stock at a conversion rate of 25.3139 shares of common stock per $1,000 principal amount, representing an initial effective conversion price of $39.50 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the Senior Convertible Notes. We will settle any conversion of the Senior Convertible Notes in cash up to the face value, and any amount in excess of face value will be settled in stock up to 19.99% of outstanding stock, unless approved by shareholders. If shareholder approval is not obtained, any excess amount will be settled in cash. See additional disclosures relating to our Senior Convertible Notes in Note 3 to the Condensed Consolidated Financial Statements above.

On June 17, 2009, we entered into a Euro-denominated credit agreement. The agreement, as amended most recently on May 12, 2011, provides a secured credit line with an aggregate committed maximum amount of 80 million Euros. The current terms provide for an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 50 basis points with amounts outstanding due and payable on or before May 3, 2014. As of September 24, 2011 and December 31, 2010, we had 79.5 million Euros outstanding under the agreement which equaled $107.9 million and $105.2 million as of such dates, respectively, at an effective interest rate of 1.79% and 1.47%, respectively. The agreement is secured by deposits in money market funds and Euro-denominated time-based deposits at a minimum of 105% of the outstanding balance. Amounts used to secure the debt are included within Non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which are subject to various exceptions and qualifications. We were in compliance with these covenants as of September 24, 2011.

We have an aggregate amount of $37.0 million available under short-term credit facilities with various financial institutions. As of September 24, 2011, $9.1 million of our credit facilities were pledged against outstanding letters of credit and the remainder was unutilized.

Stock Repurchases

Our Board of Directors has authorized repurchases of our outstanding common stock under a stock repurchase plan. As of September 24, 2011, we had $264.2 million available for stock repurchases under the plan. In October 2011, the remaining authorization of $264.2 million expired and our Board of Directors authorized $500.0 million for repurchases through December 2014. During the three and nine months ended September 24, 2011, 5.2 million shares and 28.5 million shares were repurchased under this plan for $150.6 million and $975.9 million, respectively, at a weighted average price per share of $29.19 and $34.21, respectively. During the three and nine months ended September 25, 2010, 1.6 million shares and 6.7 million shares were repurchased under this plan for $37.9 million and $160.4 million, respectively, at a weighted average price of $24.00 and $24.11, respectively.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted.

In addition, we repurchased shares under our stock incentive plan to pay the minimum statutory withholding for income taxes on behalf of grantees under this plan. The amount repurchased was $0.4 million and $1.7 million for the three and nine months ended September 24, 2011, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 25, 2010, respectively. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

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

Our operating results are affected by interest rate changes due to our variable-rate long-term borrowings. The tables below present the amounts we recorded and related weighted average interest rates by year of contractual maturity for our investment portfolio and debt obligations as of September 24, 2011 and December 31, 2010. The amounts presented in the tables below approximate fair value.

	Periods of Maturity					Total
September 24, 2011	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	Over 10 Years
	(In thousands)
Assets:
Cash and cash equivalents	$353,127	$0	$0	$0	$0	$353,127
Average interest rate	0.05%	0%	0%	0%	0%	0.05%
Short-term investments	$127,131	$185,923	$540	$4,500	$62,235	$380,329
Average interest rate	1.93%	2.12%	0.35%	0.50%	0.49%	1.77%
Long-term investments	$0	$0	$0	$0	$53,456	$53,456
Average interest rate	0%	0%	0%	0%	0.36%	0.36%
Restricted cash and cash equivalents	$132,540	$0	$0	$0	$0	$132,540
Average interest rate	0.24%	0%	0%	0%	0%	0.24%
Liabilities:
Short-term borrowings – fixed rate	$105	$0	$0	$0	$0	$105
Average interest rate	8.12%	0%	0%	0%	0%	8.12%
Long-term borrowings – variable rate	$0	$109,531	$0	$0	$0	$109,531
Average interest rate	0%	1.79%	0%	0%	0%	1.79%
Long-term borrowings – fixed rate	$0	$314	$0	$0	$244,175	$244,489
Average interest rate	0%	8.12%	0%	0%	2.63%	2.63%

	Periods of Maturity					Total
December 31, 2010	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	Over 10 Years
	(In thousands)
Assets:
Cash and cash equivalents	$247,055	$0	$0	$0	$0	$247,055
Average interest rate	0.17%	0%	0%	0%	0%	0.17%
Short-term investments	$180,631	$148,485	$0	$9,000	$82,349	$420,465
Average interest rate	3.01%	2.31%	0%	0.34%	0.79%	2.27%
Long-term investments	$0	$0	$0	$0	$68,645	$68,645
Average interest rate	0%	0%	0%	0%	0.71%	0.71%
Restricted cash and cash equivalents	$121,226	$0	$0	$0	$0	$121,226
Average interest rate	0.15%	0%	0%	0%	0%	0.15%
Liabilities:
Short-term borrowings – fixed rate	$98	$0	$0	$0	$0	$98
Average interest rate	8.12%	0%	0%	0%	0%	8.12%
Long-term borrowings – variable rate	$0	$106,304	$0	$0	$0	$106,304
Average interest rate	0%	1.47%	0%	0%	0%	1.47%
Long-term borrowings – fixed rate	$0	$393	$0	$0	$0	$393
Average interest rate	0%	8.12%	0%	0%	0%	8.12%

The “less than 1 year” category of Short-term investments contains $13.1 million and $15.4 million of other investments that do not have contractual maturities as of September 24, 2011 and December 31, 2010, respectively. The tables exclude interest receivable of $3.2 million and $3.7 million as of September 24, 2011 and December 31, 2010, respectively, which is included in Short-term investments on the Condensed Consolidated Balance Sheet.

As of September 24, 2011, we held tax-exempt auction-rate securities with an estimated fair value of $53.5 million, whose underlying assets are either student loans substantially backed by the federal government or closed-end municipal funds. Since 2008, our auction-rate securities have been illiquid as a result of failed auctions. An auction failure occurs when the parties wishing to sell securities at auction cannot. As a result, we may have limited or no opportunities to liquidate these investments and fully recover their stated value in the near term. These investments are classified as long-term in our Condensed Consolidated Balance Sheets. As of September 24, 2011, we currently have a cumulative temporary unrealized loss of $7.0 million within OCI.

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

Disclosure Controls and Internal Controls for Financial Reporting

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls for financial reporting are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with U.S. GAAP.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Other Litigation

We are either a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we believe that the amount of any such additional loss would be immaterial to our business, financial condition, and results of operations.

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

Our Semiconductor Group depends predominantly on the capital expenditures of semiconductor manufacturers, which in turn depend on current and anticipated market demand for integrated circuits and the products that use them. Our business has historically been cyclical due to changes in our customers’ manufacturing capacity requirements and capital spending, which are affected by factors such as capacity utilization, consumer demand for products, inventory levels, and our customers’ access to capital. We believe that macroeconomic factors, including those associated with catastrophic events that may occur from time to time in key regions, such as the March 2011 earthquake and tsunami in Japan, may affect some of our customers’ levels of investment in capital equipment in the short term. Our business has experienced periodic downturns that reduced the demand for semiconductor processing equipment. The timing, length, and severity of these business cycles are difficult to predict. The semiconductor industry and our operations are subject to fixed costs that are difficult to reduce in the short term. During periods of reduced and declining demand, we must be able to quickly and effectively align our variable costs with prevailing market conditions, and at the same time motivate and retain key employees, including our management team. Downturns in the industry have, at times, resulted in higher than optimal inventory levels and lower than optimal gross margins due to a decrease in demand and lower production volumes during these periods. Because of this volatility, we cannot provide any assurance that we will not be required to make inventory valuation adjustments in future periods. Industry downturns have historically been followed by periods of rapid growth. During periods of rapid growth, we must be able to acquire or develop sufficient manufacturing capacity and hire and assimilate a sufficient number of qualified people to meet customer demand. Net orders, net sales, and results of operations may be adversely affected if we fail to respond to changing industry and economic conditions in a timely and effective manner.

We experienced a decline in net orders during the second and third quarters of 2011. We could continue to experience declines in net orders in the future, and, if so, our net sales and operating results could be adversely affected. Over the past several years, we have implemented reductions in workforce, consolidations of our manufacturing operations, and other cost reduction actions to align our business with then current industry and economic conditions. Future restructurings or other cost reduction actions may be required, which may have an adverse impact on our results of operations and our ability to capitalize on opportunities in a market recovery.

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

•	failure to receive anticipated orders in time to permit shipment during the quarter;

•	our practice of building systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	competitive pricing pressures;

•	the effect of revenue recognized upon acceptance with little or no associated costs;

•	unpredictability of demand for and variability in the mix of our products in our forecast, which can cause unexpected positive or negative inventory adjustments in a particular period;

•	variability in manufacturing yields;

•	fluctuations in warranty costs;

•	foreign currency exchange rate fluctuations;

•	emergence of new industry standards;

•	ability to fund capital requirements, which, in the future, could include debt or equity financing that could be dilutive to the existing holders of our common stock; and

•	unexpected changes in our operating results, which may result in increases to our compensation expense as we revise our estimates of the probability that performance-based awards will be obtained.

In addition, the market price at which our Senior Convertible Notes and our common stock trade may be influenced by many factors, including:

•	our operating and financial performance and prospects;

•	the depth and liquidity of the market for our Senior Convertible Notes and our common stock which can affect, among other things, the volatility of their market prices;

•	investor perception of us and the industry in which we operate; and

•	the level of analyst research and media coverage of our common stock including changes in earnings estimates or buy/sell recommendations by analysts.

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

We serve an increasingly global market. Substantial operations outside of the United States and export sales expose us to certain risks that may adversely affect our operating results, net sales, and our ability to access cash from these operations, including, but not limited to:

•	global or regional economic downturns;

•	adverse conditions in credit markets;

•

potential adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we conduct business;

•	foreign currency exchange controls, unfavorable foreign exchange rates and other limitations on our ability to repatriate earnings, including compliance with certain foreign regulations;

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

Our global operations require us to comply with a number of United States and international regulations. In particular, we must comply with the Foreign Corrupt Practices Act (FCPA), which prohibits us from providing anything of value to a foreign official or agent for the purposes of influencing any act or decision of these foreign officials in their official capacity, for instance, to obtain new business or an unfair advantage or to retain ongoing business. Failure of our compliance with the FCPA could potentially result in penalties or restrictions on our ability to conduct business in certain global jurisdictions. These penalties and restrictions could adversely affect our results of operations or financial condition.

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

Uncertainty in the global economy and credit markets may adversely affect our results of operations and our liquidity.

Volatility in the financial markets and the weakened global economy, together with the recent downgrade of the United States credit rating and the ongoing European debt crisis, have contributed to the current uncertain economic climate. Because our business is ultimately driven by global demand for electronic devices, the current economic climate could cause our customers to delay or discontinue spending on our products. Concerns regarding the availability of credit could make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Furthermore, our customers may face liquidity issues, which could result in cancellations of equipment orders and increased payment delays or defaults. Reduced demand for our products and the general unavailability of financing for our customers could adversely affect our operating results. While our operating results generally improved during 2009 and 2010 along with the improvement in the economy, there can be no assurance that the economy and our operating results will stabilize or improve, that the economy will not experience another significant downturn, or that our operating results, financial condition, and business will not be adversely affected.

Fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. We cannot predict the timing, strength, or duration of any recovery, any future economic slowdowns, or the impact of economic conditions on the worldwide semiconductor industry. If the economy or the markets in which we operate do not improve or worsen from present levels, we could be required to record additional charges related to restructuring costs, which may have an adverse effect on our business, financial condition, and results of operations. The length of our sales cycle makes our results of operations particularly sensitive to changes in macroeconomic conditions. While past downturns in our business have been followed by periods of rapid growth, this correlation may not occur in the future.

A continued decline in the condition of the global financial markets could also adversely affect the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, auction rate securities, money market funds, and other types of debt securities. A decline in the capital and financial markets could adversely affect their market values and liquidity. For example, as of September 24, 2011, we held $53.5 million of auction-rate securities, net of $7.0 million in temporary impairment. Our auction rate securities are tax-exempt, with underlying assets that are either student loans substantially backed by the federal government or closed-end municipal bond funds. Due to auction failures for these securities, we will not have access to these funds until (i) future auctions are successful, (ii) the securities are called by the issuer, (iii) we sell the securities in a secondary market, or (iv) the underlying notes mature and are repaid. Currently, there are no active secondary markets for these securities. If current market conditions do not improve, additional temporary and other-than-temporary impairment charges could occur in future periods which would reduce the value of our investments and could negatively affect our results of operations.

Our financial results have fallen short of anticipated levels in the past and may fall short in the future.

Our management typically provides quarterly financial forecasts. These forecasts, when made, are based on estimates believed to be reasonable at the time. However, actual results may vary and have varied in the past from forecasted results for a variety of reasons, including, but not limited to, unanticipated manufacturing costs, changes in the economy or mix of products sold, unanticipated write-downs of inventory, a higher than anticipated effective tax rate, and unexpected changes in the volume or timing of customer orders and product acceptances. Our lengthy sales cycles make the timing of customer orders and product acceptances difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. Our revenues and operating results for any given quarter depend on us shipping orders as scheduled during that quarter, receiving customer acceptances during the quarter of previously shipped products, and obtaining new orders for products to be shipped in that same quarter. We believe that macroeconomic factors may affect some of our customers’ levels of investment in capital equipment in the short term. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially and adversely affect our financial results for any particular quarter. These factors have caused and may continue to cause our financial results to differ materially from prior periods and from financial forecasts we have previously provided.

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

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business.

Our ability to (i) make scheduled principal payments on, (ii) pay interest on, (iii) make cash payments upon conversion of, or (iv) refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Our failure to repurchase our Senior Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash amount payable upon conversion of a note as required by the indenture will constitute a default under the indenture. Our existing credit facility includes provisions which would cause our payment of the Fundamental Change repurchase price to constitute an event of default thereunder. Accordingly, we would not be able to make such payment without obtaining an amendment to, or repaying outstanding amounts under, such facility.

The conditional conversion features of our Senior Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of our Senior Convertible Notes are triggered, holders will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their Senior Convertible Notes, we would be required to settle at least a portion of the applicable settlement amount through the payment of cash, which could adversely affect our liquidity. The portion settled in stock would have a dilutive impact on earnings per share. In addition, even if holders do not elect to convert their Senior Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Intellectual Property Litigation

We have been subject to certain claims of infringement of intellectual property rights and may become subject to such claims in the future. Previous complaints for intellectual property claims have sought injunctive relief and unspecified damages. Claims of infringement of intellectual property rights have sometimes evolved into legal proceedings or litigation against us, and they may continue to do so in the future. It is inherently difficult to assess the outcome of litigation. Although we believe we have meritorious defenses to these claims and that the outcome of the litigation will not have a material adverse effect on our business, financial condition, or results of operations, there can be no assurances that we will prevail. Any such litigation could result in substantial cost to us, including diversion of the efforts of our technical and management personnel, and this could have an adverse effect on our business, financial condition, and operating results. If we are unable to successfully defend against such claims, we could be required to expend significant resources to develop or license alternative non-infringing technology or to obtain a license to the subject technology. There is no assurance that we will be successful with such development, or that a license will be available on terms acceptable to us, if at all. Without such a license, we could be prohibited from future sales of the infringing product or products, which could materially and adversely affect our business, financial condition, and operating results.

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

Repurchase of Company Securities

In February 2004, our Board of Directors approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 2007. In September 2004, our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 2009. In October 2007, our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through October 2011. In connection with the issuance of the Senior Convertible Notes in May 2011, the Board increased our share repurchase authorization by $700.0 million. In October 2011, the remaining authorization as of September 24, 2011 of $264.2 million expired and our Board of Directors authorized $500.0 million for repurchases through December 2014.

The following is a summary of our stock repurchases for the quarter ended September 24, 2011, pursuant to our board-authorized stock repurchase program, which were affected through open market transactions.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs
June 26, 2011 through July 30, 2011	2,032,090	$31.78	2,032,090	$350.2 million
July 31, 2011 through August 27, 2011	1,547,394	$27.66	1,547,394	$307.4 million
August 28, 2011 through September 24, 2011	1,580,900	$27.36	1,580,900	$264.2 million

Total	5,160,384	$29.19	5,160,384	$264.2 million

In addition to shares repurchased above, we withheld 12,330 shares, with a value of $0.4 million, through net share settlements for the three months ended September 24, 2011 upon the vesting of restricted stock awards. For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The price paid per share withheld is the closing price on NASDAQ on the date of withholding. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

We are not obligated to make any purchases under our stock repurchase program. Subject to applicable state and federal corporate and securities laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases made under our stock repurchase program can be discontinued at any time we feel additional purchases are not warranted.

ITEM 6:	EXHIBITS

(a) Exhibits

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 2, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 2, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 2, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 2, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ John D. Hertz
John D. Hertz
Vice President and Chief Financial Officer
(Principal Financial Officer)
November 2, 2011

EXHIBIT INDEX

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 2, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 2, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated November 2, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated November 2, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document