Form 10-K
period 2011-12-31
NOVELLUS SYSTEMS INC
filed 2012-02-24
CIK 836106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 25, 2011, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was $2,447,151,390 based on the closing price of the Common Stock as reported on the NASDAQ Global Select Market on such date.

The number of shares of the Registrant’s Common Stock outstanding on February 15, 2012 was 70,634,645.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

NOVELLUS SYSTEMS, INC.

2011 ANNUAL REPORT ON FORM 10-K

PART I

The following information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

Item 1.	Business

The Company

Novellus Systems, Inc. is a California corporation organized in 1984. Together with its subsidiaries, Novellus’ primary business focus is to develop, manufacture, sell and support equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Customers for this equipment manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties. Novellus also develops, manufactures, sells and supports grinding, lapping and polishing equipment for a broad spectrum of industrial applications.

Novellus operates in two reportable segments, the Semiconductor Group and the Industrial Applications Group (IAG). A summary of financial information for each operating segment is found in Note 19 to our Consolidated Financial Statements. Unless the context requires otherwise, the terms “Novellus,” the “Company,” “we,” “us,” or “our,” refer to Novellus Systems, Inc. and its consolidated subsidiaries.

Recent Developments – Proposed Merger with Lam Research

On December 14, 2011, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Lam Research Corporation, a Delaware corporation (Lam Research), and BLMS Inc., a California corporation and wholly owned subsidiary of Lam Research (Merger subsidiary), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Merger subsidiary will merge with and into Novellus (the Merger) with Novellus surviving the Merger as a wholly owned subsidiary of Lam Research. Upon completion of the Merger, each share of our common stock will be converted into 1.125 shares of Lam Research common stock.

Completion of the Merger is subject to certain customary conditions, including, among others: (i) approval of Novellus’ shareholders and Lam Research’s stockholders, (ii) the receipt of certain foreign antitrust approvals, (iii) the registration statement on Form S-4 used to register the Lam Research common stock to be issued as consideration for the Merger having been declared effective by the SEC, and the authorization for the listing of the Lam Research Common Stock to be issued as consideration in the Merger on NASDAQ, (iv) delivery of customary opinions from counsel to Novellus and counsel to Lam Research that the Merger will qualify as a tax-free reorganization for federal income tax purposes and (v) dissenting shareholders not exceeding certain thresholds. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct and the other party having performed, in all material respects, its obligations under the Merger Agreement. The companies anticipate the Merger, which has been unanimously approved by the boards of directors of both Lam Research and Novellus, to close in the second calendar quarter of 2012.

Semiconductor Group

Overview

The Semiconductor Group manufactures and supplies thin-film deposition and surface preparation systems used in the fabrication of integrated circuits. Net sales for the Semiconductor Group operating segment constituted 92%, 95% and 89% of consolidated net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

Industry Trends

For several decades, the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the internet and the telecommunications industry, and the emergence of new high-technology products for the consumer. From 2001 to 2008, revenue growth in the semiconductor industry compared to the 1990’s had moderated, but unit growth remained strong as semiconductors continued to be incorporated into a wide variety of products. In late 2008 and early 2009, the economic downturn had an adverse effect on the overall electronics industry. Unit demand for semiconductors fell for the first time since 2001, leading to a decline in semiconductor revenues and an increase in semiconductor inventories. This revenue decline increased the pressure on semiconductor manufacturers to match capacity with demand, which resulted in reduced spending on capital equipment.

The semiconductor recovery, which began in the second quarter of 2009, has generally been strong. At the end of 2009, semiconductor inventory levels were returning to normalized levels throughout key segments of the electronics industry supply chain. In 2010, industry spending on capital equipment was up more than 100% over 2009. In 2011, capital spending continued to rise, growing by 15% over 2010.

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

Another trend in the industry has been the increasing size of wafers. In recent years, semiconductor device manufacturers have migrated from 200 mm substrates to 300 mm substrates due to technological advances and manufacturing cost advantages. 300 mm wafers provide more than 2.25 times as many die per wafer, and offer significant economies of scale in the manufacturing process. Approximately 96% of our 2011 net orders for wafer fabrication equipment were for 300 mm manufacturing systems. The next planned wafer size increase is expected to be up to 450 mm substrates. This migration is anticipated to be at least five years in the future.

The semiconductor industry’s transition to copper from aluminum wiring as the primary conductive material in semiconductor devices is nearing completion. Copper has a lower electrical resistance value than aluminum and provides a number of performance advantages. Because of its superior physical properties, a device made with copper also typically requires fewer metal layers than one made with aluminum to achieve the same level of performance, thus reducing the manufacturing cost. Coupled with the transition to copper metallization is a shift from traditional insulating films made of silicon oxide to insulators with a low dielectric constant, or “low-k.” Low-k dielectrics reduce the capacitance between metal lines in a device, increasing speed and lowering power consumption. As of today, a new generation of low-k materials, termed “ultra-low-k,” is being adopted by logic chipmakers, posing a new set of challenges to the industry in integrating the new materials into existing manufacturing processes.

In recent years, the focus of semiconductor manufacturing has been on making improvements to the transistor and the storage element, the so-called “front-end” of the wafer manufacturing process sequence. This focus has been driven by considerations for reduced power consumption, higher speeds, and smaller form factors, all of which are important as chips become increasingly designed for mobile applications. Spending on lithography and associated patterning technologies has increased due to this shift to the front-end of the device. Because of this, we expect that our deposition and surface preparation technologies will play an important role in these new patterning schemes.

Recent high demand for mobile electronics, particularly smart phones and tablet computers, is driving a growing trend in the industry towards three-dimensional (3D) wafer-level packaging (WLP), where multiple chips and chip types are integrated vertically into one chip package. Such packaging provides more functionality with improved interconnect speed and lower power consumption. The trend towards advanced WLP, which must be completed in a clean-room environment, will eventually replace traditional “back-end” packaging technologies such as wire and die bonding.

These trends shape the equipment and process demands of our customers. Our customers generally measure the cost and performance of their production equipment in terms of “cost per wafer,” a ratio determined by factoring in the costs for acquisition and installation of a system, its operating costs, and net throughput rate. In a fixed period of time, a system with higher net throughput allows a manufacturer to recover the purchase price over a greater number of wafers, thereby reducing the cost of ownership of the system on a per-wafer basis. Yield and film qualities are also significant factors in selecting processing equipment. The increased manufacturing costs associated with larger and more complex semiconductor wafers has made high yields extremely important to our customers. To achieve higher yields, systems must be able to deposit high quality films repeatedly, consistently and reliably.

Changes in manufacturing geometries and materials have significantly increased the cost and performance requirements of the equipment used to manufacture semiconductor devices. For example, an advanced 300 mm wafer fabrication line can cost more than $2 billion, representing a substantial increase over the costs associated with previous-generation facilities. At the same time, demand for advanced technology continues to grow as the industry adapts to working with ever-shrinking nodes and faster technology cycles. As a result, chipmakers are focused on balancing their need for innovative technology while optimizing each unit process involved in the manufacturing cycle. This trend, and the opportunities that accompany it, are at the heart of Novellus’ strategy to build on its productivity advantage, while offering cutting-edge technology to the world’s leading semiconductor device manufacturers.

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

Semiconductor Technologies and Products

The Semiconductor Group’s products include equipment used in wafer processing, advanced wafer-level packaging and light-emitting diode (LED) manufacturing. Integrated circuits are generally built on a silicon wafer substrate, and include a large number of different components such as transistors, capacitors and other electronic devices. These components are connected on the silicon wafer by multiple layers of wiring called interconnects. To build an integrated circuit, transistors are first fabricated on the surface of the silicon wafer. Wiring and insulating structures are then added as alternating thin-film layers in a series of manufacturing process steps. Typically, a first layer of dielectric material is deposited on top of the transistors. Subsequent metal layers are deposited on top of this base layer, etched to create the conductive interconnects that carry the electricity, and then covered with dielectric material to create the necessary insulation between the interconnects. Following each deposition step, a planarization, or polishing process, is employed to achieve a flat surface for the manufacturing steps that follow. Building either copper or aluminum wiring requires these manufacturing steps to be repeated many times. Advanced chip designs may require more than 500 process steps.

Novellus semiconductor manufacturing products are used in a number of different process steps. Our advanced deposition systems use chemical vapor deposition (CVD), physical vapor deposition (PVD), and electrochemical deposition (ECD) processes to form transistor, capacitor, and interconnect layers in an integrated circuit. Our High-Density Plasma CVD (HDP-CVD) and Plasma-Enhanced CVD (PECVD) systems employ a chemical plasma to deposit dielectric material within the gaps formed by the etching of aluminum, or in a copper chip as a blanket film which can be etched with patterns for depositing conductive materials into the etched dielectric. Our CVD Tungsten systems are used to deposit conductive contacts between transistors and interconnects or between layers of metal interconnect wiring. Our PVD systems deposit conductive aluminum and copper metal layers by sputtering metal atoms from the surface of a target source. Our Electrofill® ECD systems deposit copper to form the conductive wiring on integrated circuits using copper interconnects.

Technologies

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

CVD Technologies

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

PVD Technologies

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

ECD Technologies

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

Products

Wafer Processing or “Front-End of Line” Systems

Novellus’ family of thin film deposition and photoresist strip systems provides our customers with a combination of industry-leading manufacturing productivity and innovative technology. We work to design products that are extendible across multiple technology generations, minimizing the need for customers to make additional major capital investments. Additionally, our Energy Reduction Initiative targets a 5% annual reduction in manufacturing consumables (energy sources, utilities, chemicals, and waste streams) for all 300 mm CVD, PVD, ECD, and photoresist strip systems.

VECTOR® — VECTOR is a plasma enhanced chemical vapor deposition (PECVD) system for depositing dielectric films on 300mm wafers. With over 1000 systems installed in logic fabs, memory fabs, and foundries around the world, VECTOR is an industry leading 300 mm PECVD system. The VECTOR multi-station sequential processing (MSSP) architecture not only provides excellent wafer-to-wafer repeatability but also allows independent temperature and radio frequency control of each processing station, critical in meeting the integration needs of the sub-3x nm technology nodes. VECTOR is available in a number of different models for different end applications. The VECTOR Express delivers capital productivity with high reliability. VECTOR Extreme is designed for memory megafabs, and the VECTOR Extreme TEOS xT version runs at over 300 wafers per hour. Both VECTOR Express and VECTOR Extreme can also be configured to deposit ashable hard mask films. Finally, the VECTOR Excel is a modular system designed to address the needs of advanced technology nodes (sub-28 nm) that require pre or post-deposition treatment of the dielectric film.

SOLA®  — SOLA is an innovative UVTP system used for the post-deposition treatment of dielectric films. SOLA is based on a multi-station sequential treatment architecture that allows a treatment non-uniformity of less than 2%, thereby reducing variability and improving yield. The SOLA architecture is very flexible and allows the use of different lamps, light intensities, and temperatures at each processing station, resulting in superior post-treatment film performance. A variety of applications benefit from SOLA technology including high-stress silicon nitrides and ultra-low-k dielectrics used to deliver increased device speeds and lower power consumption in sub-32 nm chips.

INOVA® — INOVA NExT is a 300 mm PVD system designed for both copper damascene and subtractive aluminum manufacturing processes. For copper applications, the INOVA NExT features the patented Hollow Cathode Magnetron (HCM®)source technology to provide ion-induced copper seed flow (IonFlow™) for superior sidewall coverage, film quality, and scalable seed layers. Coupled with the HCM IONX™ tantalum or titanium barrier technology, the INOVA NExT system enables PVD copper barrier seed extendibility to the 1x technology node. For aluminum applications, the INOVA NExT production-proven Q300 Planar Magnetron Source provides industry-leading system productivity with lowest cost of consumables and defects, our highest manufacturing throughput, and excellent process control for robust integration.

ALTUS® — The ALTUS Max tungsten deposition system delivers leading productivity and technology for contact and local interconnect applications. The system delivers advanced contact and via fill technology using a Pulsed Nucleation Layer (PNL™) with chemical vapor deposition processes, and the ALTUS multi-station sequential deposition (MSSD) architecture allows the nucleation layer and CVD fill to be performed within the same ALTUS Max chamber. The latest advancement of the product, ALTUS ExtremeFill™, has recently been introduced for challenging conventional 2x nm and 3D fill applications requiring greater than 100% step coverage, and can be upgraded onto existing ALTUS or ALTUS Max systems.

The DirectFill Max barrier deposition system delivers a highly conformal tungsten nitride barrier film using Novellus’ PNL™ technology. The system is adapted from the ALTUS Max platform with the sequential deposition architecture providing maximum productivity and high reliability, resulting in low cost of ownership. DirectFill Max technology extends contact metallization down to 2Xnm technologies, enabling superior electrical performance and low power consumption.

GxT® and G400® — The GxT photoresist strip system is intended for critical logic device cleaning steps that demand low material loss, full temperature and chemistry flexibility, and ultra-low defect rates. The GxT’s MSSP architecture facilitates complex, multi-step ashing processes, while the ULSi H2-based process provides non-oxidizing chemistries for near-zero material loss. Targeted for bulk strip and high-dose implant strip applications, primarily in large DRAM and Flash memory fabs, the G400 is one of the industry’s most productive ashing systems. Enhanced source technology combined with faster wafer heating provides the G400 with throughputs of over 400 wph for bulk strip applications, and 300 wph for implant strip.

SPEED® — The SPEED Max 300 mm system offers significant flexibility and productivity benefits while extending the HDP- CVD application into the 45 nm and 32 nm technology nodes. SPEED Max’s ability to run multiple processes for various devices in one platform, without any hardware changes, improves customer development times and tool utilizations across product lines. The SPEED Max isothermal chamber design, combined with an enlarged remote plasma source, allows more wafers to be processed between plasma cleans and delivers superior throughput per system. In addition, the multi-port injection, together with isolated source technology, customizes the deposition and in-situ etching profile for optimal thickness and gap fill uniformity across the wafer.

SABRE®  — SABRE is offered in a number of models. For the 2x technology node and beyond, the SABRE Excel system features a deposition module that incorporates Novellus’ patented IRISCell™ technology that enables the deposition of very thin seeds. SABRE Excel’s Multiwave entry and low-corrosion electrolyte also dramatically improve on-wafer performance, reduce cost of consumables, and significantly reduce production halting defects. For advanced memory chip manufacturing, the SABRE Max system is available, with industry-leading throughputs. The plating modules in SABRE Max are generally more than 50% more productive than other available damascene plating module, and with the addition of a second robot and transfer station, SABRE Max can process more than 120 wafers per hour.

Advanced Wafer-Level Packaging or “Back-End of Line” Systems

3D WLP is emerging as an alternative to scaling down the chip size in two dimensions. The 3D approach offers a smaller form factor in the final chip package, increased interconnect speed and bandwidth, and lower power consumption, among other benefits. To address this emerging trend, Novellus offers WLP versions of our PECVD, ECD, PVD, and photoresist strip systems.

SABRE 3D — Designed for advanced wafer-level packaging applications including through-silicon vias, redistribution layers, pillars, under-bump metallization, and bumping. The system’s innovative modular design maximizes footprint density, enables integrated multi-layer processing, and supports field extendibility, making capacity additions easy and cost effective. The SABRE 3D incorporates many of the same technologies found on the standard SABRE platform, including sealed dry contacts, innovative clamshell and cell design, and SmartDose™ plating bath control.

INOVA 3D — Designed for depositing copper barrier/seed films for through-silicon vias (TSVs), the INOVA 3D uses our next-generation patented HCM® sputtering source coupled with our IONFLO™ technology to provide superior copper sidewall coverage and ultra-low defects in high aspect ratio TSVs. The ion-induced copper flow process enables void-free fill to be achieved while using a much thinner seed layer compared to competitive PVD approaches, reducing the manufacturing cost of consumables for the TSV PVD process step by greater than 50%.

VECTOR 3D — Used to deposit high quality dielectric liners for TSV structures, as well as other low temperature films such as silicon nitride and silicon oxide that are compatible with bonded substrates. The system incorporates technology to tune the hermiticity and electrical performance of these low temperature films to match the film quality typically obtained with a higher temperature dielectric deposition. VECTOR 3D also uses the same patented MSSD technology that’s incorporated into the more than 1,000 VECTOR PECVD systems that have been shipped worldwide.

G3D™ — Introduced in 2010, the G3D is a version of the GxT platform designed for advanced WLP applications, including contact clean and TSV photoresist strip. The G3D photoresist strip system has been designed to quickly remove thick (20-100 micron) photoresists used in the manufacture of redistribution layers and pillars and to achieve residue-free strip and clean of high aspect ratio TSVs. G3D’s competitive edge comes from a unique combination of high productivity, low temperature processing, and a deep cleaning capability that’s enabled by the system’s high ash rate inductively-coupled plasma source. With flexible RF power and gas distribution controls, and a low temperature processing capability, the G3D affords a wide process window for residue-free removal at industry leading throughputs.

LED Manufacturing Systems

For the increasingly important LED sub-segment of the general lighting marketplace, Novellus offers a suite of highly productive process equipment solutions for LED manufacturing. Our products for LED manufacturing include the L3510® line of photoresist strip systems for de-scum and dry strip cleaning processes, the INOVA® and SABRE® systems for LED metallization steps, the SEQUEL® and VECTOR® systems for PECVD deposition, and the AC-1500-P3 double-side polishing system from Novellus subsidiary Peter Wolters for polishing and backside grinding. Novellus’ LED manufacturing products are designed for substrates of sapphire, silicon carbide, silicon, gallium arsenide and gallium nitride, and can be used with wafers ranging from 2” to 12” in diameter. All systems are supported by Novellus’ worldwide field service organization.

Refurbished Systems

Novellus provides the market with a comprehensive suite of refurbished process equipment that is sold and serviced through the existing Novellus channel. The market focus of Refurbished Systems is 200 mm factories that are manufacturing lower-cost products, typically at device geometries that are greater than 0.15 µm.

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

Industrial Applications Group

IAG was established in 2004 as the result of several acquisitions. Our primary subsidiary in this segment, Peter Wolters, was originally established in 1804 and is a world leader in designing and manufacturing high precision grinding, lapping, polishing, and deburring systems used to achieve a highly precise or smooth surface on a finished material. Peter Wolters’ products are used in the semiconductor and LED manufacturing industries, as well as in the automotive, aerospace, medical, and green energy industries. Other customers are in the glass and ceramics industries as well as manufacturers of products such as pumps, transmissions, compressors and bearings. Our industrial business also depends on niche applications. For example, our operations have been increasingly affected by the prime wafer industry which, like the semiconductor segment, is characterized by intense competition and rapidly changing technology. Net sales for the IAG operating segment constituted 8%, 5% and 11% of our consolidated net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Customers

Intel, Samsung, and TSMC accounted for 19%, 16%, and 12%, respectively, of our consolidated net sales for the year ended December 31, 2011. Samsung, TSMC, and Intel accounted for 22%, 15%, and 12%, respectively, of our consolidated net sales for the year ended December 31, 2010. Intel, TSMC, and Samsung accounted for 20%, 17%, and 16%, respectively, of our consolidated net sales for the year ended December 31, 2009. Sales to our ten largest customers in 2011, 2010, and 2009 accounted for 74%, 77%, and 71%, respectively, of our consolidated net sales. We expect that sales of our products to relatively few customers, none of which have entered into long-term agreements requiring the purchase of our products, will continue to account for a high percentage of our net sales in the future. Information on our net sales to unaffiliated customers attributable to geographic regions is included in Note 19 of the Notes to Consolidated Financial Statements.

Backlog

As of December 31, 2011, our backlog was $227.5 million, with no cancellations in the period from January 1, 2012 to February 15, 2012. As of December 31, 2010, our backlog was $310.0 million. Our backlog includes systems, spares and services transactions for which we have accepted purchase orders and assigned shipment or delivery dates within twelve months. All orders are subject to cancellation or rescheduling by customers, with limited or no penalties. Some products are shipped in the same quarter in which the order was received. For this reason, and because of possible changes in delivery schedules, cancellations of orders and delays in shipments, our backlog as of any particular date is not necessarily a reliable indicator of actual shipments for any succeeding period.

Research and Development

The highly cyclical semiconductor manufacturing industry is subject to rapid technological change and characterized by continual new product introductions and enhancements. Our ability to remain competitive depends in large part on our success in developing new and enhanced systems, and introducing them at competitive prices on a timely basis. For this reason, we devote a significant portion of our personnel and financial resources to research and development programs.

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

Expenditures for research and development during 2011, 2010, and 2009 were $186.0 million, $174.7 million, and $149.1 million, respectively. These expenditures represented 14%, 13%, and 23% of our net sales in 2011, 2010, and 2009, respectively. We believe that research and development expenditures will continue to be significant and represent a substantial percentage of our net sales in the future.

Manufacturing

In the Semiconductor Group, we manufacture our systems in clean-room environments similar to those used by manufacturers for semiconductor device fabrication. This helps to minimize the amount of particulates and other contaminants in the final assembled system and to improve product yields for our customers. Following assembly, we package our completed systems in vacuum packaging to maintain clean-room standards during shipment. IAG assembles its systems under enhanced cleanliness specifications when compared to conventional machine tool assembly environments, as the precision requirements in our niche markets call for clean components with reduced particle levels, specifically for our wafer manufacturing customers.

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

Competition

Significant competitive factors in the semiconductor equipment market include system performance and flexibility, cost, the size of each manufacturer’s installed customer base, customer support capabilities, and the breadth of our product line. We believe that our Semiconductor Group competes effectively because of the fundamental advantages associated with our systems’ performance and flexibility, low cost of ownership, high wafer yields, and strong customer support. However, we face substantial competition from both established competitors and potential new entrants in this market. Installing and integrating capital equipment into a semiconductor production line represents a substantial investment. For this reason, once a manufacturer chooses a vendor’s capital equipment for a particular application, experience has shown that the manufacturer will generally rely upon that vendor’s equipment for the useful life of that application. As a result, all of today’s semiconductor equipment makers typically have difficulty in selling a product to a particular customer to replace or substitute for a competitor’s product previously chosen or qualified by that customer.

In the W-CVD, PECVD, HDP-CVD, ECD and PVD markets, our principal competitor is Applied Materials, Inc., a major supplier of systems that has established a substantial base of installed equipment among today’s semiconductor manufacturers. In the PECVD market, we also compete against ASM International. Our principal competitors in the surface preparation product arena are Mattson Technologies, Inc. and PSK, Inc.

The primary competitive factors in the market for machine tools are reliability, price, delivery time, service and technological characteristics. Manufacturers can be categorized by the size of material their products can machine and the precision level they can achieve. IAG’s primary competition comes from several Japanese, German, Taiwanese and Korean manufacturers.

Patents and Proprietary Rights

We intend to continue to pursue patent and trade secret protection for our technology. We currently hold more than 850 patents in the U.S. We have many pending patent applications and we intend to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or future filings or that any claims allowed from existing or pending patents or future patent applications will be of appropriate scope to protect our technology. While we intend to vigorously protect our intellectual property rights, there can be no assurance that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Although Novellus does not consider its business materially dependent upon any one single patent, the rights of Novellus and the products made and sold under its patents, taken as a whole, are a significant element of Novellus’ business. Novellus’ patents have varying remaining useful lives as determined by the applicable patent statute.

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

Employees

As of December 31, 2011, we had 2,855 full-time and temporary employees, compared to 2,700 as of December 31, 2010. Certain employees outside of the United States in the Industrial Applications Group are represented by labor unions. We have never experienced a work stoppage, slowdown or strike. We consider our employee relations to be good. We believe that the success of our future operations depends in large part on our ability to recruit and retain senior management, engineers, sales and service professionals and other key personnel.

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

Risks Related to the Merger with Lam Research

The Merger is subject to the receipt of consents and clearances from domestic and foreign regulatory authorities who may impose conditions that could have an adverse effect on Lam Research, Novellus or the combined company or that, if not obtained, could prevent completion of the Merger.

On December 14, 2011, we announced the execution of the Merger Agreement with Lam Research. Before the Merger may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws and various approvals or consents must be obtained from regulatory entities. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider the effect of the Merger on competition within their relevant jurisdiction. The terms and conditions of any approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. The Merger Agreement may require us and/or Lam Research to comply with conditions imposed by regulatory entities and, in certain circumstances, either company may refuse to carry out the Merger on the basis of those regulatory conditions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger. In addition, neither we nor Lam Research can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger.

Any delay in completing the Merger may reduce or eliminate the benefits expected to be achieved by it.

In addition to the required regulatory clearances, the Merger is subject to a number of other conditions beyond our and Lam Research’s control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the combined company not to realize some or all of the synergies that we expect to achieve if the Merger is successfully completed within its expected time frame.

The Merger Agreement restricts us, without Lam Research’s consent, from taking certain actions.

The Merger Agreement restricts us, without Lam Research’s consent, from making certain acquisitions and taking other specified actions until the Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. Unless the Merger Agreement is terminated earlier, we and Lam Research will each have the right to terminate the Merger Agreement if the Merger has not been completed by June 30, 2012 (which date is subject to extension under certain circumstances).

If completed, our Merger with Lam Research may not achieve the anticipated results and benefits.

We and Lam Research entered into the Merger Agreement with the expectation that the Merger would result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether our businesses and the businesses of Lam Research can be integrated in an efficient, effective and timely manner. The combined company is also subject to the risk that the expected cost savings and operational synergies may not be fully realized. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected liquidity provided by the combined company and diversion of management’s time and energy, and could have an adverse effect on the combined company’s business, financial results and prospects.

We will be subject to business uncertainties and contractual restrictions while the Merger with Lam Research is pending that could adversely affect our financial results.

Uncertainty about the effect of the Merger on our business may have an adverse effect on us. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers, suppliers, distributors and others that deal with us to seek to change existing business relationships.

Novellus shareholders will have a reduced ownership and voting interest after the Merger.

It is currently estimated that upon the completion of the Merger, current Lam Research stockholders and our former shareholders would own approximately 59% and 41% of the common stock of Lam Research, respectively.

When the Merger closes, each of our shareholders who receives shares of Lam Research common stock will become a holder of Lam Research common stock with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage ownership of us. As a result of these reduced ownership percentages our shareholders will have less voting power in the combined company than they now have with respect to us.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute their business plans. The combined company’s success after the Merger will depend in part upon its ability to retain key management personnel and other key employees. Our current and prospective employees may experience uncertainty about their roles within the combined company following the Merger or other concerns regarding the timing and completion of the Merger or the operations of the combined company, any of which may have an adverse effect on our ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees to the same extent that we have previously been able to attract or retain employees.

In the event that the Merger Agreement is terminated prior to the completion of the Merger, we could incur significant transaction costs that could materially impact our financial performance and results. Failure to complete the Merger could also negatively impact our stock price and our future business and financial results.

We will incur significant Merger transaction costs, including legal, accounting, financial advisory, filing, printing and other costs relating to the Merger. If the Merger is not completed, depending upon the reasons for not completing the Merger, including whether we have received or entered into a competing takeover proposal, we may be required to pay Lam Research a termination fee of $80 million or $120 million depending on the termination event. The payment of a termination fee could materially impair our financial performance and results.

We cannot be sure of the market value of the Merger consideration that our shareholders will receive as a result of the announced Merger with Lam Research.

Upon completion of the Merger, each share of our common stock will be converted into 1.125 shares of Lam Research common stock. The market value of the Merger consideration will vary from the closing price of Lam Research common stock on the date we announced the Merger, on the date that the joint proxy statement/prospectus was mailed to our shareholders, on the date of the special meeting of the our shareholders and on the date we complete the Merger and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our control.

Any change in the market price of Lam Research common stock prior to completion of the Merger will affect the market value of the Merger consideration that our shareholders will receive upon completion of the Merger, and there will be no adjustment to the Merger consideration for changes in the market price of either shares of Lam Research common stock or shares of our common stock.

We may fail to realize all of the anticipated benefits of the Merger.

The Merger involves the combination of two companies that currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating our business practices and operations with Lam Research. Potential difficulties the combined company may encounter as part of the integration process include the following:

•

the inability to successfully combine our business with Lam Research in a manner that permits the combined company to achieve the full revenue and cost synergies and other benefits anticipated to result from the Merger;

•

complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger.

In addition, we have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process could result in:

•	diversion of the attention of management; and

•	the disruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures and policies,

any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and others or our ability to achieve the anticipated benefits of the Merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company.

Several lawsuits have been filed against Lam Research and us challenging the Merger and an adverse ruling may prevent the Merger from being completed.

Lam Research, Novellus, and BLMS Inc., as well as current and former members of our Board of Directors, have been named as defendants in several lawsuits brought by our shareholders. Additional lawsuits may be filed against Lam Research, Novellus, the Merger subsidiary, and/or the directors of one of the foregoing companies in connection with the Merger.

One of the conditions to the closing of the Merger is that no order, injunction, decree or other legal restraint or prohibition shall be in effect that prevents completion of the Merger. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

The market price of Lam Research common stock after the Merger may be affected by factors different from those currently affecting the shares of Novellus or Lam Research.

Our business and Lam Research’s business differ in important respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations of Lam Research and us.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of Novellus.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage and facilitate competing third-party proposals for the acquisition of our stock assets. Further, even if the Board of Directors withdraws or qualifies its recommendation with respect to the Merger, we will still be required to submit each of the Merger-related proposals to a vote at our special meeting, unless the Merger Agreement is earlier terminated. In addition, the other party generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposals before the Board of Directors of the company that has received a third-party proposal may withdraw or qualify its recommendation with respect to the Merger. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we may be required to pay Lam Research a termination fee of $120 million. In addition, if we breach the Merger Agreement’s covenant on non-solicitation and the Merger Agreement is terminated on this basis, we may be required to pay Lam Research a termination fee of $80 million.

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger. These provisions might also result in a potential third-party acquiror proposing to pay a lower price to the shareholders than it might otherwise have proposed to pay because of the added expense of the $120 million or $80 million termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our shareholders generally.

Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our shareholders generally. Our executive officers negotiated the terms of the Merger Agreement. We have an Amended and Restated Employment Agreement with Mr. Hill that provides for severance benefits if his employment is terminated under certain circumstances following the completion of the Merger. In addition, Mr. Hill and Mr. Archer are negotiating agreements with Lam Research, which are expected to take effect following the Merger. Certain of our compensation and benefit plans and arrangements in which our executive officers participate provide for payment or accelerated vesting or distribution of certain rights or benefits upon completion of the Merger. Our executive officers and directors also have rights to indemnification and directors’ and officers’ liability insurance that will survive completion of the Merger. In addition, certain of our directors (who have not yet been identified) may be appointed as directors of Lam Research following the completion of the Merger.

Our Board of Directors was aware of these interests at the time it approved the Merger and the transactions contemplated by the Merger Agreement. These interests may cause our directors and executive officers to view the Merger proposal differently and more favorably than you may view it.

The shares of Lam Research common stock to be received by our shareholders as a result of the Merger will have different rights than the shares of our common stock.

Upon completion of the Merger, our shareholders will become Lam Research stockholders and their rights as stockholders will be governed by the Lam Research articles of incorporation and bylaws. The rights associated with our common stock are different from the rights associated with Lam Research common stock.

If the Merger does not qualify as a reorganization under Section 368(a) of the Code, our shareholders may be required to pay substantial U.S. federal income taxes.

As a condition to the completion of the Merger, each of Jones Day, tax counsel to Lam Research, and Morrison & Foerster LLP, tax counsel to us, will have delivered an opinion, dated on the closing date of the Merger, to the effect that the Merger will be treated for U.S. federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the Code and that each of Lam Research, Novellus and Merger subsidiary will be a party to the reorganization within the meaning of Section 368(b) of the Code. These opinions will be based on certain assumptions and representations as to factual matters from Lam Research and us, as well as certain covenants and undertakings by Lam Research and us. If any of the assumptions, representations, covenants or undertakings is incorrect, incomplete, inaccurate or is violated in any material respect, the validity of the conclusions reached by counsel in their opinions could be jeopardized. Additionally, an opinion of counsel represents counsel’s best legal judgment but is not binding on the IRS or any court, so there can be no certainty that the IRS will not challenge the conclusions reflected in the opinions or that a court will not sustain such a challenge. If the IRS or a court determines that the Merger should not be treated as a “reorganization,” a holder of our common stock would recognize taxable gain or loss upon the exchange of our common stock for Lam Research common stock pursuant to the Merger.

Risks Related to Our Business and Industry

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

We experienced a decline in net orders during the second and third quarters of 2011, followed by an increase in the fourth quarter of 2011. We could experience declines in net orders in the future, and, if so, our net sales and operating results could be adversely affected. Over the past several years, we have implemented reductions in workforce, consolidations of our manufacturing operations, and other cost reduction actions to align our business with then current industry and economic conditions. Future restructurings or other cost reduction actions may be required, which may have an adverse impact on our results of operations and our ability to capitalize on opportunities in a market recovery.

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

•	failure to receive anticipated orders in time to permit shipment during the quarter;

•	our practice of building systems according to forecast, instead of limited backlog information, which hinders our ability to plan production and inventory levels;

•	competitive pricing pressures;

•	the effect of revenue recognized upon acceptance with little or no associated cost;

•	unpredictability of demand for, and variability in the mix of, our products in our forecast, which can cause unexpected inventory adjustments in a particular period;

•	unexpected changes in our operating results, which may result in increases to our compensation expense as we revise our estimates of the probability that performance-based awards will be obtained;

•	variability in manufacturing yields;

•	fluctuations in warranty costs;

•	foreign currency exchange rate fluctuations;

•	emergence of new industry standards; and

•	ability to fund capital requirements, which, in the future, could include debt or equity financing that could be dilutive to the existing holders of our common stock.

In addition, the market price at which our 2.625% Senior Convertible Notes due May 15, 2041 (Senior Convertible Notes) and our common stock trade may be influenced by many factors, including:

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

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, we may lose our competitive position and our products or technologies may become uncompetitive or obsolete. We devote a significant portion of our personnel and financial resources to R&D programs and we seek to maintain close relationships with our customers in order to remain responsive to their product and manufacturing process needs. Our success depends, in part, on our ability to accurately predict evolving industry standards, develop innovative solutions and improve existing technologies, win market acceptance of our new and advanced technologies, and manufacture our products in a timely and cost-effective manner. Our products and processes must address changing customer needs in a range of materials, including copper and aluminum, at ever-smaller line widths and feature sizes, while maintaining our focus on manufacturing efficiency and product reliability. We must manage the risks associated with the cost, technical complexity, and timing of industry changes, including the transition from 300 mm to 450 mm wafers, and the resulting effect on demand for our products, as well as manufacturing equipment and services in general. If we do not continue to gain market acceptance for our new technologies and products, develop and introduce improvements in a timely manner in response to changing market conditions and customer requirements, or remain focused on R&D efforts that will translate into greater revenues, our business could be adversely affected.

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

We serve an increasingly global market. Substantial operations outside of the United States and export sales expose us to certain risks that may adversely affect our operating results, net sales, and our ability to access cash from these operations, including, but not limited to:

•	global or regional economic downturns and uncertain economic and industry growth rates in various countries;

•	adverse conditions in credit markets;

•	variations among, and changes in, local, regional, national, or international laws and regulations including the interpretation and application of such laws and regulations;

•

potential adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we conduct business;

•	foreign currency exchange controls, unfavorable foreign exchange rates and other limitations on our ability to repatriate earnings, including compliance with certain foreign regulations;

•	fluctuating raw material, commodity, and energy costs;

•	the need to regularly assess the size, capacity, and location of our global infrastructure and adjust accordingly;

•

inefficient and limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities, transportation, or telecommunications providers and supply chain interruptions;

•	the need for an effective business continuity plan should disaster or other events occur that could disrupt our business operations;

•	longer payment cycles and difficulties in collecting accounts receivable outside of the United States;

•	tariffs, interpretation and application of import and export licenses, and other trade and market barriers including potential difficulties associated with entry into new countries;

•

challenges in staffing and managing foreign operations that have different cultures, customs, business practices, and work expectations, and providing prompt and effective field and technical support to our customers outside of the United States;

•	hiring and integration of new workers, including those in countries such as Vietnam;

•	variations in our ability to develop relationships with local customers, suppliers, and governments;

•	difficulties in managing foreign distributors;

•	governmental controls, either by the United States or other countries, that restrict our business overseas or the import or export of semiconductor products or increase the cost of our operations;

•	positions taken by governmental agencies regarding possible national commercial and/or security issues;

•

customer or government supported efforts to increase or promote operations in a particular country such as Korea or China and political and social attitudes, laws, rules, regulations, and policies within countries that favor domestic companies over non-domestic companies;

•	inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions; and

•

political instability, natural disasters, and acts of war or terrorism as well as the related effects on our operations, suppliers, and the overall value chains of the industries in which we participate.

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

There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition, or results of operations. In addition, each region in the global equipment market exhibits unique market characteristics that can cause capital equipment investment patterns to vary significantly from period to period. Many of these factors are present in Asia. We derive a substantial portion of our revenues from customers in Asia, and we believe that Asia will continue to present large potential markets for our products and an opportunity for growth over the long term, potentially at lower levels of profitability and margins for certain products than have historically been achieved in other regions. Any negative economic developments, legal or regulatory changes, terrorism or geopolitical instability in Asia, including the possible outbreak of hostilities or health-related epidemics involving Singapore, China, Taiwan, Korea, or Japan could result in the cancellation or delay by certain significant customers of orders for our products, which could adversely affect our business, financial condition, or results of operations. Our continuing expansion in Asia renders us increasingly vulnerable to these risks.

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

Our global operations require us to comply with a number of United States and international regulations. In particular, we must comply with the Foreign Corrupt Practices Act (FCPA), which prohibits companies from providing anything of value to a foreign official or agent for the purposes of influencing any act or decision of these foreign officials in their official capacity, for instance, to obtain new business or an unfair advantage or to retain ongoing business. Failure of our compliance with the FCPA could potentially result in penalties or restrictions on our ability to conduct business in certain global jurisdictions. These penalties and restrictions could adversely affect our results of operations or financial condition.

We are exposed to risks associated with outsourcing activities that could result in a reduction of our control over performance of these activities or supply shortages, which could affect our ability to meet customer demands.

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

We also outsource certain services to service providers. Some of these outsourced service providers employ hosted software applications known as “cloud computing” technology. “Cloud computing” is an information technology hosting and delivery system in which data is stored outside of the user’s physical infrastructure and is delivered to and used by the user as an internet based application service. These providers’ cloud computing systems may be susceptible to intentional cyber attacks that are outside of our control. If we do not effectively manage and communicate our strategies with our outsourced service providers, or if they do not perform as required or do not protect our data from cyber-attack related incidences, we may experience operational difficulties which may adversely affect our business, financial condition, and results of operations.

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

Volatility in the financial markets and the weakened global economy, together with the downgrade of the United States credit rating in 2011 and the ongoing European debt crisis, have contributed to the current uncertain economic climate. Because our business is ultimately driven by global demand for electronic devices, the current economic climate could cause our customers to delay or discontinue spending on our products. Concerns regarding the availability of credit could make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Furthermore, our customers may face liquidity issues, which could result in cancellations of equipment orders and increased payment delays or defaults. Reduced demand for our products and the general unavailability of financing for our customers could adversely affect our operating results. While our operating results generally improved during 2009 and 2010 along with the improvement in the economy, there can be no assurance that the economy and our operating results will stabilize or improve, that the economy will not experience another significant downturn, or that our operating results, financial condition, and business will not be adversely affected.

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

Our investment portfolio includes corporate and government securities, auction rate securities, money market funds, and other types of debt securities. A decline in the capital and financial markets could adversely affect their market values and liquidity. For example, as of December 31, 2011, we held $52.6 million of auction-rate securities, net of $6.0 million in temporary impairment. Our auction rate securities are tax-exempt, with underlying assets that are either student loans substantially backed by the federal government or closed-end municipal bond funds. Due to auction failures for these securities, we will not have access to these funds until (i) future auctions are successful, (ii) the securities are called by the issuer, (iii) we sell the securities in a secondary market, or (iv) the underlying notes mature and are repaid. Currently, there are no active secondary markets for these securities. If current market conditions do not improve, additional temporary and other-than-temporary impairment charges could occur in future periods which would reduce the value of our investments and could negatively affect our results of operations.

Our financial results have fallen short of anticipated levels in the past and may fall short in the future.

We typically provide quarterly financial forecasts. These forecasts, when made, are based on estimates believed to be reasonable at the time. However, actual results may vary and have varied in the past from forecasted results for a variety of reasons, including, but not limited to, unanticipated manufacturing costs, changes in the economy or mix of products sold, unanticipated write-downs of inventory, a higher than anticipated effective tax rate, and unexpected changes in the volume or timing of customer orders and product acceptances. Our lengthy sales cycles make the timing of customer orders and product acceptances difficult to predict. In addition, our backlog at the beginning of a quarter typically does not include all orders required to achieve our sales objectives for that quarter and is not a reliable indicator of our future sales. Our revenues and operating results for any given quarter depend on us shipping orders as scheduled during that quarter, receiving customer acceptances during the quarter for previously shipped products, and obtaining new orders for products to be shipped in that same quarter. We believe that macroeconomic factors may affect some of our customers’ levels of investment in capital equipment in the short term. Any delay in, or cancellation of, scheduled shipments and customer acceptances or in shipments from new orders could materially and adversely affect our financial results for any particular quarter. These factors have caused and may continue to cause our financial results to differ materially from prior periods and from financial forecasts we have previously provided.

Although we believe that these forecasts provide investors and analysts with a better understanding of management’s expectations for the future and are useful to investors, such forecasts are comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. If our operating or financial results for a particular period differ from our forecasts or the expectations of investment analysts, or if we revise our forecasts, the market price of our Senior Convertible Notes and common stock could be affected.

Changes in tax rates, tax assets, and tax liabilities have negatively affected our financial results in the past and could negatively affect our future results.

We are subject to taxation in the United States and other countries. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in composition of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws. We compute our effective tax rate using actual jurisdictional profits and losses. Changes in the jurisdictional mix of profits and losses may cause fluctuations in the effective tax rate. Adverse changes in tax rates, our tax assets, and tax liabilities have negatively affected our financial results in the past and could negatively affect our results in the future.

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

Our ability to (i) make scheduled principal payments on, (ii) pay interest on, (iii) make cash payments upon conversion of, or (iv) refinance our indebtedness, depends on our future performance, which is subject to economic, financial, and competitive factors. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We intend to continue to seek legal protection, primarily through patents and trade secrets, for our proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States. Although we do not consider its business materially dependent upon any one single patent, our rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. Our patents have varying remaining useful lives as determined by the applicable patent statute.

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

Other Litigation

In addition to the litigation risks and proceedings mentioned above or elsewhere in this filing, we are currently involved in or may become subject to legal claims or proceedings related to securities, employment, customer or third party contracts, environmental regulations, product liability, or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could materially and adversely affect our business, financial condition, and operating results. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages or refrain from certain activities, which could have a material adverse effect on our business, financial condition, and operating results.

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

We are subject to various risks related to (i) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which we operate, (ii) disagreements or disputes between national or regional regulatory agencies related to international trade, and (iii) the interpretation and application of laws, rules, and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, corporate governance, privacy, and anti-corruption, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Changes in laws, regulations, and standards may create uncertainty regarding compliance matters. Financial reform legislation and the regulations enacted under such legislation has added costs to our business by requiring advisory votes on executive compensation and severance packages. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all evolving standards. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If we are found by a court or regulatory agency not to be in compliance with the laws and regulations, our business, financial condition, and results of operations could be adversely affected.

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

New legal provisions are intended to provide transparency and accountability concerning the supply of minerals including those related to materials and rare earth elements coming from the conflict zones of the Democratic Republic of Congo and adjoining countries. The Dodd-Frank Act includes provisions requiring the SEC to adopt regulations governing the disclosure, among other things, of the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and of the measures taken by such companies to exercise due diligence with respect to the source and chain of custody of such minerals. While the SEC has not yet adopted final regulations on this issue, the public reaction to these disclosures in the future could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot be certain that we will be able to obtain products in sufficient quantities or at competitive prices. Because our supply chain is complex, we may face challenges from our customers and other stakeholders if we are unable to sufficiently verify the provenance of metals used in our products.

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

Our core business and expertise have historically been in the development, manufacture, sale, and support of deposition technologies and wafer surface preparation. Our experience in the high-precision machine manufacturing equipment market serviced by our IAG business is limited compared with our knowledge and expertise in the semiconductor equipment industry, which is serviced by our Semiconductor Group. We cannot provide any assurance that we can maintain or improve the quality of products, level of sales and gross margins, or relations with key employees and significant customers or suppliers that are necessary to compete in the markets serviced by our IAG business.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Information regarding our principal properties as of December 31, 2011 is as follows:

Location	Use	# of Buildings	Owned	Leased
			(Square Footage)
Semiconductor Group
San Jose, CA	Corporate Headquarters, Manufacturing, Research and Development, Engineering Applications, Demonstration Lab, Customer Support, Administration and Warehousing	7	337,000
Tualatin, OR	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	4	442,000
Chandler, AZ	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	1		22,000

Industrial Applications Group
Rendsburg, Germany	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	2	189,000	29,000
Des Plaines, IL	Manufacturing, Research and Development, Engineering, Customer Support, Administration and Warehousing	1	41,000
Plainville, MA	Customer Support and Warehousing	1		6,000

	Total		1,009,000	57,000

In our Semiconductor Group, we lease several domestic field offices totaling 18,000 square feet of space and several sites outside the United States totaling 157,000 square feet of space that we use as sales and customer service centers. Our facilities in Europe include 15,000 square feet of leased space in various countries including Germany, France, Italy, Ireland, and Israel. Our facilities in Asia include 142,000 square feet of leased space in various countries including China, India, Japan, Korea, Malaysia, Singapore, Taiwan, and Vietnam. We also domestically own and lease 583,000 square feet not utilized for our operations, of which 453,000 square feet is leased to others.

In our Industrial Applications Group, we lease four field offices totaling 27,000 square feet in Germany, India, Switzerland, and Japan. We also own 9,100 square feet in England not utilized for our operations.

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

The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began before a jury on January 19, 2010, in the Superior Court. Novellus prevailed on these claims at trial, which ended on February 26, 2010. Linear filed two motions, one seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and the other seeking a new trial, both of which the Superior Court denied. Linear paid us the entire amount awarded and subsequently filed an appeal. On November 22, 2011, the Court of Appeals unanimously affirmed the trial court’s decision including the award of attorney’s fees and costs to Novellus. On December 7, 2011, Linear filed a Petition for Rehearing with the Court of Appeals, which on December 19, 2011 the Court of Appeals denied. On January 3, 2012, Linear filed a Petition for Review with the Supreme Court of California. On January 20, 2011, Novellus filed an opposition to Linear’s petition. The $5.6 million in attorney’s fees and other costs awarded to Novellus by the California Superior Court in August, 2010 was recognized as a gain in fourth quarter 2011 Selling, general and administrative expense due to management’s assessment that it was probable that the Supreme Court would not overturn the Appeals Court’s decision. On February 15, 2012 the Supreme Court of California denied Linear’s Petition for Review allowing the trial court’s decision, including the award of attorney’s fees and costs to Novellus, to stand.

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

Proposed Merger with Lam Research

On December 15, 2011, a purported class action lawsuit was filed in California Superior Court for the County of Santa Clara (State Court), by Marla Skroch, an alleged Novellus shareholder who seeks to represent a class comprised of Novellus shareholders. The complaint in this action (the Skroch complaint), names as defendants Novellus, the members of Novellus’ Board of Directors, and Lam Research. The Skroch complaint alleges that the director defendants breached fiduciary duties allegedly owed to Novellus’ shareholders by entering into the Merger Agreement; that Lam Research and Novellus aided and abetted the alleged breaches of fiduciary duty; and that if the transaction is allowed to proceed, the shareholders will suffer damages because their shares will be acquired for less than their actual value. The plaintiff seeks an order in the State Court certifying the action as a class action; rescinding the transaction and/or preliminarily enjoining the defendants from consummating the transaction, and/or awarding attorneys’ fees and costs.

On December 19, 2011 a second purported class action was filed in the State Court by Michael Resing, an alleged Novellus shareholder, who seeks to represent the same purported class. The complaint in this action (the Resing complaint) names as defendants the members of Novellus’ Board of Directors, Novellus, Lam Research

and the Merger subsidiary. The allegations contained in the Resing complaint are largely similar to the allegations contained in the Skroch complaint, except that the Resing complaint also alleges that BLMS aided and abetted alleged breaches of fiduciary duty by the director defendants. The plaintiff seeks similar relief to that sought by the Skroch complaint.

On December 20, 2011 and December 28, 2011, two additional purported class action lawsuits were filed by the State Court by Louisiana Municipal Police Employees’ Retirement System (“LMPERS”) and Nanette Ramsay, alleged Novellus shareholders that seek to represent the same purported class. The complaints in these actions names as defendants the same parties named in the Resing complaint. The allegations and relief sought in these complaints are largely similar to the allegations and relief sought in each of the preceding complaints, except that the LMPERS complaint alleges that Novellus breached fiduciary duties allegedly owed to Novellus’ shareholders, rather than aiding and abetting the alleged breaches of fiduciary duty. Both the LMPERS complaint and the Ramsay complaint also seek damages.

Attorneys for the parties in the four actions filed in the State Court have agreed, and the State Court has ordered, that these actions be consolidated into one action titled In re Novellus Systems, Inc. Litigation. On February 10, 2012, the Superior Court appointed LMPERS as lead plaintiff.

On January 5, 2012, a purported class action lawsuit was filed in the United States District Court by Sunil Nagpal, an alleged Novellus shareholder, who seeks to represent the same purported class. The complaint in this action names as defendants the same parties as the complaints in the Resing, LMPERS and Ramsay actions, as well as one former Novellus director, and the allegations and relief sought in this complaint are largely similar to the allegations and relief sought in each of the preceding complaints.

While the outcome of these cases cannot be predicted with certainty, we do not believe that the ultimate disposition of these matters will have a material adverse effect on our business, financial condition, operating results or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stock Information

Novellus’ common stock is traded on the NASDAQ Stock Market and is quoted on the NASDAQ Global Select Market (formerly the Nasdaq National Market) under the symbol “NVLS.” The following table sets forth the closing high and low prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated:

	2011
	High	Low
First Quarter	$41.69	$30.87
Second Quarter	37.46	30.91
Third Quarter	36.90	26.24
Fourth Quarter	41.40	26.22

	2010
	High	Low
First Quarter	$25.31	$20.90
Second Quarter	28.47	23.93
Third Quarter	28.26	23.25
Fourth Quarter	33.00	25.78

As of February 15, 2012, there were 609 holders of record of our common stock. We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to use the cash generated from operations to reinvest in the business and to repurchase common shares. It is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Repurchase of Company Securities

In February 2004, our Board of Directors approved a stock repurchase plan that authorized the repurchase of up to $500.0 million of our outstanding common stock through February 2007. In September 2004, our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through September 2009. In October 2007, our Board of Directors authorized an additional $1.0 billion for repurchase of our outstanding common stock through October 2011. In connection with the issuance of $700.0 million of 2.625% Senior Convertible Notes due May 15, 2041 (Senior Convertible Notes) in May 2011, the Board increased our share repurchase authorization by $700.0 million. In October 2011, the remaining authorization as of September 24, 2011 of $264.2 million expired and our Board of Directors authorized $500.0 million for repurchases through December 2014.

We did not repurchase any of our common stock outstanding during the fourth quarter of 2011. There was $500.0 million available for repurchase under our board authorized program as of December 31, 2011. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending.

For the three months ended December 31, 2011 we withheld 245,768 shares, with a value of $9.4 million, through net share settlements upon the vesting of restricted stock awards. For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The price paid per share withheld is the closing price on NASDAQ on the date of vesting. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

Cumulative 5-year return

The following graph compares the cumulative 5-year total return attained by shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and the RDG Technology Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from December 31, 2006 to December 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Novellus Systems, Inc., the S&P 500 Index, and the RDG Technology Composite Index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw -Hill Companies Inc. All rights reserved.

	December 31,
	2006	2007	2008	2009	2010	2011
Novellus Systems, Inc.	$100.00	$80.10	$35.85	$67.81	$93.90	$119.96
S&P 500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.75
RDG Technology Composite	$100.00	$115.01	$65.30	$105.06	$118.52	$118.29

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

Set forth below is a summary of certain consolidated financial information with respect to Novellus as of the dates and for the periods indicated. The Consolidated Statements of Operations data set forth below for each of the five years in the period ended December 31, 2011 and the Consolidated Balance Sheet data at each respective year end have been derived from our Consolidated Financial Statements, which have been audited. The Selected Consolidated Financial Data includes the operating results and financial information of these companies from their respective dates of acquisition.

Selected Consolidated Financial Data

The following selected consolidated financial data has been derived from our historical Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and the accompanying notes for the corresponding fiscal years:

	Years Ended December 31,
	2011	2010	2009	2008		2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$1,352,850	$1,349,158	$639,194	$1,011,004		$1,570,049
Gross profit	$664,725	$665,334	$241,090	$435,944		$769,189
Net income (loss)	$250,679	$262,332	$(85,235)	$(115,710	)(1)	$213,700
Per common share:
Basic	$3.29	$2.83	$(0.88)	$(1.18)		$1.78
Diluted	$3.20	$2.79	$(0.88)	$(1.18)		$1.75
Shares used in basic per share calculations	76,161	92,690	96,487	98,083		119,782
Shares used in diluted per share calculations	78,279	94,084	96,487	98,083		121,915

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$918,738	$671,251	$501,370	$470,888	$596,766
Total assets	$1,936,635	$1,832,397	$1,558,978	$1,637,527	$2,076,943
Senior convertible notes	$272,172	$0	$0	$0	$0
Long-term debt obligations	$103,189	$105,592	$114,147	$0	$143,267
Shareholders’ equity	$1,100,530	$1,328,138	$1,179,777	$1,246,782	$1,529,087

(1)	The fiscal year 2008 results included a non-cash goodwill impairment charge of $99.5 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

The statements in “Item 1. Business — Recent Developments — Proposed Merger with Lam Research” concerning the Merger and the Merger Agreement including satisfaction or waiver of the closing conditions, and our expectation regarding closing the transaction in the second calendar quarter of 2012;

•

The statements in “Item 1. Business — Semiconductor Group” concerning (i) our expectation that the next planned wafer size will be up to 450 mm substrates and our anticipation that the migration will be at least five years in the future; (ii) our expectation that deposition and surface preparation technologies will play an important role in new patterning schemes due to a shift in focus on to the “front end” of wafer manufacturing process sequence; and (iii) our anticipation that the trend towards 3D WLP will mean that traditional back-end-of-line packaging schemes such as wire and die bonding will eventually be replaced by new packaging processes that must be completed in a clean room environment, which statements are subject to certain risks and uncertainties, including, without limitation, our inability to accurately predict the speed and magnitude of advances in technology affecting wafer sizes; our inability to predict the importance of deposition and surface preparation technologies as they relate to patterning schemes; and unexpected changes in the way that companies react to changing trends and advancements in technology;

•

The statements in “Item 1. Business — Semiconductor Business Strategy” concerning (i) our focus on high-productivity systems, (ii) our ability to anticipate technologies that customers need and design products which will enhance their manufacturing capabilities, (iii) our focus on reducing customer costs; (iv) the continued development of new products to broaden our interconnect offerings; (v) our ability to provide 24 hour customer support; (vi) our efforts to increase our worldwide sourcing of materials to Asia; and (vii) our strategy to leverage our low-cost manufacturing, which statements are subject to various risks and uncertainties, including, without limitation, shifts in demand from expensive, high-performance products to lower priced, conventional products, resulting in reduced profit for semiconductor manufacturers; increases in the costs of material, labor or conducting a global business; our inability to enhance our systems’ productivity, which may preclude us from containing costs to customers; periodic downturns in the semiconductor industry and the global or domestic economy; unrest or instability in Asia; our inability to allocate sufficient resources to R&D efforts; fluctuations in interest and foreign currency exchange rates and unexpected changes in the technological needs of our customers;

•

The statements in “Item 1. Business — Semiconductor Technologies and Products” concerning (i) our industry-leading manufacturing, productivity and through-puts, (ii) innovative technology, and (iii) our Energy Reduction Initiative targets which statements are subject to various uncertainties, including, without limitation, that we may not be able to sustain our position as an industry leader in manufacturing, productivity, through-puts and innovation, and that we may not be able to reach our Energy Reduction Initiative targets as anticipated;

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

•

The statements in “Item 1A. Risk Factors” concerning (i) our expectation that we will complete the proposed Merger with Lam Research in the second quarter of 2012 (ii) our expectation that we will continue to experience significant fluctuations in our quarterly operating results; (iii) our expectation that sales to a small number of customers will continue to account for a high percentage of our net sales in the foreseeable future; (iv) our intention to continue to seek legal protection, primarily through patents and trade secrets, for our proprietary technology; and (v) our expectation that worldwide environmental regulatory activity will increase in the future, which statements are subject to various risks and uncertainties, including, without limitation, financial instability in our industry or the general economy; the loss of a significant customer or changes in demand for our products by our customers; the risk that patents will not be issued from any of our pending applications or that claims allowed from existing or pending patents will not be sufficiently broad to protect our technology and changing trends in environmental rule-making by government agencies;

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

•

The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proposed Merger with Lam Research” concerning the Merger and the Merger Agreement including satisfaction or waiver of the closing conditions, and our expectation regarding closing the transaction in the second calendar quarter of 2012;

•

The statements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of Our Business and Industry” regarding (i) the proliferation of smartphones and other mobile devices, including computer tablet products and notebooks with solid-state drives, (ii) the investment required to upgrade the current communications infrastructure to support the growing use of mobile graphics and video, both domestically and internationally, (iii) growth in cloud computing and storage, (iv) the emergence of a growing middle class in developing economies, (v) our continued belief that the necessary demand drivers to promote long-term growth remain intact, (vi) our belief that demand for our products will continue to increase as our customers’ capital expenditures increase to meet growing demand for semiconductor devices, and (vii) our expectations that net orders will continue to fluctuate due to the cyclical nature of our business, which statements are subject to numerous risks and uncertainties, including, without limitation, our inability to maintain our customer accounts; unexpected trends in our customers’ purchases or changes in their demand for our products; fluctuations in market demand for semiconductors; instability in the semiconductor industry or the economy; our inability to predict the origin of revenues, difficulties or delays in realizing marketable products from our investment in R&D, the failure of the market to accept our new product introductions and the cyclical nature of the semiconductor industry;

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

•

The statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3. Significant Accounting Policies — Recently Adopted-Accounting Pronouncements” that new guidance regarding multiple deliverable revenue arrangement will have not a significant impact on the timing of future revenue recognition, and the statements in “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 3. Significant Accounting Policies-Recently Issued Accounting Pronouncements”, that we do not expect guidance regarding how entities test for goodwill impairment to have a material effect on our Consolidated Financial Statements, which statements are subject to certain risks and uncertainties, including, without limitation, our changes in our estimates or assumptions; additional guidance issued by FASB; inaccurate assumptions regarding the creditworthiness of our counterparties or employees and unanticipated changes in the financial condition of our counterparties or employees;

•

Our statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6. Fair Value of Financial Instruments” that (i) we believe the $6.0 million of impairment we recorded with respect to our auction-rate securities is temporary as we do not intend to sell the securities; and (ii) that we expect that we will recover the amortized cost of such securities; which statements are subject to certain risks and uncertainties, including, without limitation, our assumption that we will continue to have the ability to hold the auction-rate securities and that the value of such securities will be recovered without incurring significant losses and the instability of the credit quality of the auction-rate securities, which may impact our ability to recover the amortized cost basis of these securities;

•

Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8. Derivative Financial Instruments” that we anticipate reclassifying the accumulated gains recorded as of December 31, 2011 from OCI to net sales within 12 months, which statement is subject to certain risks and uncertainties, including, without limitation, fluctuations in foreign currency exchange contracts and the possible ineffectiveness of our hedges;

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

•

Our statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16. Income Taxes” regarding (i) our intention to reinvest undistributed earnings from foreign subsidiaries for expansion of our business operations outside of the United States on an indefinite basis; (ii) the statements that our total unrecognized tax benefits could increase or decrease over the next twelve months, and (iii) our belief that adequate accruals have been provided for any potential adjustments that may result from current examination by several state tax authorities, which statements are subject to certain risks and uncertainties, including, without limitation, changes in state tax law; unanticipated interpretations of tax law; changes in strategy with respect to undistributed earnings from foreign subsidiaries and our inability to adequately estimate the amount of potential adjustments; and

•

Our statement in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18. Stock-Based Compensation and Employee Benefit Plans” that we do not anticipate paying any cash dividends in the foreseeable future, which statement is subject to certain risks and uncertainties, including, without limitation, the possibility that we may deem it appropriate or advisable to declare a dividend.

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

Proposed Merger with Lam Research

On December 14, 2011, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Lam Research Corporation, a Delaware corporation (Lam Research), and BLMS Inc., a California corporation and wholly owned subsidiary of Lam Research (Merger subsidiary), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger subsidiary will merge with and into Novellus (the Merger) with Novellus surviving the Merger as a wholly owned subsidiary of Lam Research. Upon completion of the Merger, each share of our common stock will be converted into 1.125 shares of Lam Research common stock.

Completion of the Merger is subject to certain customary conditions, including, among others: (i) approval of Novellus’ shareholders and Lam Research’s stockholders, (ii) the receipt of certain foreign antitrust approvals, (iii) the registration statement on Form S-4 used to register the Lam Research Common Stock to be issued as consideration for the Merger having been declared effective by the SEC, and the authorization for the listing of the Lam Research Common Stock to be issued as consideration in the Merger on NASDAQ, (iv) delivery of customary opinions from counsel to Novellus and counsel to Lam Research that the Merger will qualify as a tax-free reorganization for federal income tax purposes and (v) dissenting shareholders not exceeding certain thresholds. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct and the other party having performed in all material respects its obligations under the Merger Agreement. The companies anticipate the Merger, which has been unanimously approved by the boards of directors of both Lam Research and Novellus, to close in the second calendar quarter of 2012.

See Item 1A, “Risk Factors,” and Note 13 for additional risks and information related to the Merger.

Overview of Our Business and Industry

Novellus Systems, Inc. is a California corporation organized in 1984. At Novellus we primarily develop, manufacture, sell, and support equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. We refer to this segment of our business as our Semiconductor Group. Customers for this equipment manufacture chips for sale or for incorporation in their own products, or provide chip manufacturing services to third parties. For several decades, the semiconductor industry has grown rapidly as a result of increasing demand for personal computers, the expansion of the internet and the telecommunications industry, and the emergence of new applications in consumer electronics. We also develop, manufacture, sell, and support grinding, lapping, and polishing equipment for fine-surface optimization and serve a broad spectrum of industrial applications. We refer to this segment of our business as our Industrial Applications Group (IAG).

From 2009 through the first quarter of 2011, our business benefitted from the general economic recovery resulting in increased demand for semiconductor products, driven in part by (i) a corporate refresh cycle for the personal computer, (ii) increased demand for NAND flash driven by the enterprise storage market, which utilizes hybrid architectures including combinations of solid-state drives and conventional hard-disk drives, and (iii) a robust smartphone market. However, during the second, third, and fourth quarters of 2011 our net sales declined sequentially. We believe continued uncertainty in both supply and demand associated with macroeconomic factors may cause our customers to react cautiously. Accordingly, any forecasts in demand for wafer fabrication equipment in the near-term are subject to the same uncertainty, which could introduce volatility into our quarterly results of operations.

Despite these uncertainties, we believe the long-term drivers that increase demand for semiconductors remain intact. In the coming two to three years, we expect that increased demand will come from (i) the proliferation of smartphones and other mobile devices, including computer tablet products and notebooks with solid-state drives, (ii) investment required to upgrade the current communications infrastructure to support the growing use of mobile graphics and video, both domestically and internationally, (iii) growth in cloud computing and storage, and (iv) the emergence of a growing middle class in developing economies. We believe that semiconductor devices for these applications will grow in complexity, incorporating three-dimensional gate structures and advanced packaging technologies, all of which are expected to drive higher capital investment as a percentage of revenues for our semiconductor customers. For this reason, we believe that long-term demand for our products will remain strong, as we expect that our customers will continue to invest in capital equipment to both increase capacity and keep pace with their evolving technology needs.

Historically, however, any improvement in demand for semiconductor manufacturing equipment has occurred at an uneven pace. The current unstable macroeconomics for the general economy and weakening of memory prices could potentially affect some of our customers’ profitability, liquidity, and forecasted levels of investment in capital equipment in the short-term. Accordingly, any forecasts about demand for wafer fabrication equipment in the near term are subject to uncertainty, and we could experience significant volatility in our quarterly results of operations over the next several quarters.

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

The following table sets forth certain quarterly and annual financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31
2011:
Net sales	$413,185	$350,223	$306,731	$282,711	$1,352,850
Gross profit	$208,278	$176,310	$147,907	$132,230	$664,725
Net income	$96,358	$64,733	$51,082	$38,506	$250,679
Diluted net income per share	$1.04	$0.79	$0.73	$0.56	$3.20
Shipments	$376,946	$359,323	$301,635	$276,499	$1,314,403
Change in shipments from prior period	(10)%	(5)%	(16)%	(8)%	(6)%
Net orders	$415,127	$311,645	$226,862	$287,118	$1,240,752
Change in net orders from prior period	1%	(25)%	(27)%	27%	(19)%

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31
2010:
Net sales	$276,229	$321,369	$367,203	$384,357	$1,349,158
Gross profit	$133,967	$156,938	$180,429	$194,000	$665,334
Net income	$41,256	$63,308	$76,265	$81,503	$262,332
Diluted net income per share	$0.43	$0.66	$0.82	$0.89	$2.79
Shipments	$282,816	$332,083	$363,290	$417,947	$1,396,136
Change in shipments from prior period	16%	17%	9%	15%	124%
Net orders	$321,363	$384,856	$406,888	$410,640	$1,523,747
Change in net orders from prior period	25%	20%	6%	1%	147%

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

Financial Performance Overview

The following is an overview of our financial performance for the year ended December 31, 2011 compared to the year ended December 31, 2010:

•	Net sales were essentially unchanged at $1.35 billion;

•	Net income decreased by $11.6 million to a net income of $250.7 million from net income of $262.3 million;

•	Diluted net income per share improved to $3.20 from a net income of $2.79 per share;

•	Shipments decreased 5.9% to $1.3 billion from $1.4 billion; and

•	Net orders decreased 18.6% to $1.2 billion from $1.5 billion.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of inventory, valuation of goodwill and other intangible assets, valuation of deferred tax assets and liabilities, adequacy of warranty obligations, measurement of restructuring and impairment charges, valuation of long-term debt, compliance with accounting for derivatives, measurement of stock-based compensation expense, valuation of investments, adequacy of the allowance for doubtful accounts and adequacy of loss contingencies, including those related to legal matters. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. Our other significant accounting policies are described in Note 3 of our Consolidated Financial Statements; however, these policies do not typically require us to make estimates or judgments that are as complex or subjective.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We periodically assess the recoverability of all inventories, including purchased and spare parts, work-in-process, finished goods and evaluation systems, to determine whether adjustments are required to record inventory at the lower of cost or market. Inventory that is obsolete or in excess of our forecasted usage is written down to its estimated realizable value if less than cost. If actual demand is lower than our forecast, additional inventory write-downs may be required.

Goodwill and Other Intangible Assets

We review our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. We perform our annual goodwill impairment test separately for each of our reporting units in the fourth quarter of each fiscal year. We define reporting units as the individual segments in which we operate. The first step of the test identifies whether potential impairment may have occurred, and the second step measures the amount of the impairment, if any. Impairment is present when the carrying amount of net assets exceeds the fair value estimated during the first step of our impairment test. The estimation of the fair value of each reporting unit is determined based upon data generated from a discounted cash flow model, known as the income approach, and a comparable market price model, known as the market approach. The income approach requires us to make a number of assumptions, including future growth rates, expense trends and working capital turnover ratios for each reporting unit over an extended period of time. Although the assumptions we utilize are consistent with the assumptions used to generate our annual strategic plan, there is significant judgment in the timing and level of future cash flows attributable to each reporting unit. If our future operating results do not meet current forecasts or if we have a significant and sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units, future impairment charges related to goodwill or long-lived assets may be required.

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

We recognize deferred tax assets and liabilities using statutory tax rates for temporary differences between the book and tax basis of recorded assets and liabilities, net operating losses and tax credit carryforwards. As of December 31, 2011, we had deferred tax assets of $95.3 million, net of our valuation allowance of $25.1 million. As of December 31, 2011, our deferred tax liabilities of $173.2 million primarily related to the difference between the book and tax basis of our Senior Convertible Notes.

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

Investments

Our investments are designated as available-for-sale securities and are reported at fair value. Investments with original maturities greater than 90 days which are available for use in current operations are considered to be short-term investments, except for our investments in auction-rate-securities. Our auction-rate securities with scheduled maturities in excess of one-year from the balance sheet date are considered long-term as there is no active market to sell these securities. Auction rate securities that have been called are classified as short-term based on their expected redemption dates. In valuing our investments, we predominantly use market data or data derived from market sources. When markets are not considered to be active we may use (i) observable market prices in less active markets, (ii) non-binding market prices that are corroborated by observable market data, or (iii) quoted market prices for similar instruments. When market data is not available, we employ a cash-flow-based modeling technique to arrive at the recorded fair value. This process involves incorporating our assumptions about the anticipated term and yield that a market participant would require to purchase the security in the marketplace. Temporary unrealized gains and losses are recorded within other comprehensive income (loss) (OCI). Changes in the fair value of our investments affect our net income only when such investments are sold or when an other than temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by using the amortized cost of the specific security sold. As of December 31, 2011, we have recognized an unrealized temporary impairment loss of $6.0 million within OCI primarily associated with the fair-value assessment of our auction-rate securities. See Note 6 to our Consolidated Financial Statements.

Contingencies and Litigation

We are currently involved in certain legal proceedings and claims, including those arising in the ordinary course of business. The outcomes of these legal proceedings and claims brought against us are subject to significant uncertainty. We accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost. We disclose a range of losses of an adverse judgment if, in our estimation, the outcome is reasonably possible and we can reasonably estimate that range. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of strategies including settlement or litigation. Due to the inherent uncertainty of litigation, there can be no assurance that the ultimate resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations and financial position.

Recent Accounting Pronouncements

For a description of recently adopted and issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements, see Note 3 to our Consolidated Financial Statements.

Results of Operations

Net Sales

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
	(Dollars in thousands)
Semiconductor Group	$1,243,730	$1,284,468	$569,324	(3)%	126%
Industrial Applications Group	109,120	64,690	69,870	69%	(7)%

Net sales	$1,352,850	$1,349,158	$639,194	0%	111%

Changes in net sales are generally influenced by our shipment volume and the timing of installation and customer acceptances.

Consolidated net sales in 2011 were relatively unchanged compared with 2010. Semiconductor Group net sales decreased $40.7 million, or 3%, from 2010 to 2011 primarily as a result of weak demand in the second half of the year. This decrease was offset by an increase in net sales in IAG of $44.4 million, or 69% primarily due to increased demand as net orders more than doubled in 2011 over 2010. Also contributing to the year-over-year increase in IAG were favorable foreign currency exchange rates which increased net sales by 6%.

From 2009 to 2010, Semiconductor Group net sales increased $715.1 million, or 126%, offset slightly by a decrease in IAG net sales of $5.2 million, or 7%. The consolidated increase was primarily due to the recovery experienced in both the macroeconomic environment and the semiconductor industry in 2010 compared with 2009, as end markets significantly improved, which resulted in increased expenditures on semiconductor manufacturing equipment. The revenue generated from our top 10 customers increased from $451.5 million to $1.0 billion as our customers engaged in both capacity expansion and new technology purchases. IAG 2010 net sales remained relatively flat from 2009 but were negatively affected by unfavorable foreign currency exchange rates which reduced net sales by 6%.

Geographical net sales as a percentage of total net sales based on the location of our customers’ facilities were as follows:

	Years Ended December 31,
	2011	2010	2009
Greater China	34%	40%	37%
United States	32%	24%	29%
Korea	16%	23%	17%
Europe	11%	9%	11%
Japan	7%	4%	6%

Gross Profit

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Gross profit	$664,725	$665,334	$241,090
% of net sales (gross margin)	49%	49%	38%

Consolidated gross margin in 2011 remained unchanged from 2010 at 49%, and is consistent with consolidated net sales remaining constant.

Gross margin in 2010 was 49%, an increase of 11 percentage points compared to 2009 gross margin of 38%. This improvement in gross margin was driven by economies of scale from manufacturing and logistics infrastructure due to the 124% increase in shipments and favorable product mix. Lower inventory write-downs, including sales of previously written-down inventory, accounted for 2 percentage points of the total increase in gross margin compared to 2009.

Our gross profit from period to period is also affected by the timing of when revenue for certain product sales is recognized in accordance with our revenue recognition policy. See Note 3 to our Consolidated Financial Statements for further disclosure of our policy on revenue recognition.

Selling, General and Administrative (SG&A)

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
	(Dollars in thousands)
SG&A expense	$177,638	$189,483	$164,125	(6)%	15%
% of net sales	13%	14%	26%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales, administrative personnel, and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

SG&A expense in 2011 was $177.6 million, a decrease of 6% from 2010. The decrease in SG&A expense was primarily due to a gain on the sale of our primary Voumard manufacturing facility in Switzerland of $6.7 million and lower net legal expenses associated with the Linear trial of $10.0 million, comprised primarily of the $5.6 million gain recognized in 2011 for the attorney’s fees and other costs awarded to Novellus. These benefits were partially offset by $3.7 million in expenses associated with our pending merger with Lam Research. Absent the above-mentioned items, SG&A was essentially unchanged in 2011 as compared to 2010.

SG&A expense in 2010 was $189.5 million, an increase of 15% from 2009. The increase in SG&A expense was primarily due to additional variable compensation costs due to improved profitability and stock-based compensation expense from the adoption of our accelerated stock vesting retirement plan. SG&A expense decreased as a percentage of net sales primarily as a result of the 111% increase in net sales from the prior year.

Research and Development (R&D)

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
	(Dollars in thousands)
R&D expense	$185,980	$174,740	$149,101	6%	17%
% of net sales	14%	13%	23%

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

R&D expense increased $11.2 million or 6% from 2010 to 2011, primarily due to an overall increase in targeted R&D spending for new product development including an increase in headcount. R&D expense remained relatively unchanged as a percentage of net sales from the prior year.

R&D expense increased $25.6 million or 17% from 2009 to 2010, primarily due to additional variable compensation costs due to improved profitability and stock-based compensation expense from the adoption of our accelerated stock vesting retirement plan, and an increase in targeted R&D spend over the prior year. R&D expense decreased as a percentage of net sales primarily as a result of the 111% increase in net sales from the prior year.

Income Taxes

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Provision for income taxes	$42,470	$42,326	$15,854
% of income (loss) before income taxes	14%	14%	(23)%

As a result of our global business structure, in periods of profitability we expect to achieve tax rates lower than current federal rates as we benefit from a geographical mix of income at lower rates. Likewise, in periods of operating losses, these losses may accumulate in lower tax rate jurisdictions, which could have an adverse impact on our tax rate. Our effective tax rates for 2011 and 2010 reflect the favorable effect of income in lower tax jurisdictions, while our effective tax rates in 2009 reflects the unfavorable effect of losses in lower tax rate jurisdictions.

Our 2009 provision includes: (i) charges of $20.2 million to reduce previously recognized deferred tax assets due to a California tax law enacted during the year; (ii) a net tax benefit of $20.7 million due to the utilization of net operating loss carryforwards; and (iii) incremental tax expense of $22.1 million to increase net unrecognized tax benefits, primarily related to a review of our intercompany agreements that resulted in a modification that had no immediate effect on operating cash flow and is expected to reduce our tax liability in future years.

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

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of December 31, 2011, we do not have significant commitments for capital expenditures. In the future, we may consider acquisition opportunities to extend our product or technology portfolios and to expand our product offerings. In connection with funding capital expenditures, increasing our working capital, or completing any acquisitions, we may seek to obtain debt or equity financing. We may also need to obtain debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated.

Cash, Cash Equivalents and Short-Term Investments

	December 31, 2011	December 31, 2010	Change
	(In thousands)
Cash and cash equivalents	$524,901	$247,055	$277,846
Short-term investments	393,837	424,196	(30,359)

Total cash, cash equivalents, and short-term investments	$918,738	$671,251	$247,487

As of December 31, 2011, we had total cash and cash equivalents of $918.7 million, of which approximately $360.9 million was held by our foreign subsidiaries. We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances would generally have adverse tax consequences as we would be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested.

The increase in cash, cash equivalents and short-term investments of $247.5 million was primarily the result of cash generated from operations during the year of $363.3 million, proceeds from the issuance of our Senior Convertible Notes of $684.3 million, and proceeds from the issuance of common stock of $197.7 million pursuant to employee stock compensation plans. These cash generations were partially offset by the repurchase of common stock of $987.0 million.

Restricted Cash, Cash Equivalents and Long-Term Investments

	December 31, 2011	December 31, 2010	Change
	(In thousands)
Restricted cash and cash equivalents	$123,150	$121,226	$1,924
Long-term investments	42,891	68,645	(25,754)

Total restricted cash, cash equivalents, and long-term investments	$166,041	$189,871	$(23,830)

Restricted cash and cash equivalents are primarily money market funds and Euro-denominated time-based deposits held to secure our Euro-denominated debt obligation. The increase of $1.9 million in restricted cash and cash equivalents from December 31, 2010 was driven by fluctuations in the exchange rate of our Euro-denominated debt.

Long-term investments consist of tax-exempt auction-rate securities, whose underlying assets are either student loans substantially backed by the federal government or closed-end municipal funds. Since 2008, our auction-rate securities have been illiquid as a result of failed auctions. An auction failure occurs when the parties wishing to sell securities at auction cannot. We primarily classify these investments as long-term in our Consolidated Balance Sheet as we may have limited or no opportunities to liquidate these investments and fully recover their par value in the near term. The decrease in long-term investments of $25.8 million is due to the redemption of auction rate securities during the year and the reclassification of securities to short-term for which we have received notification will be redeemed in the near-term.

Accounts Receivable, Net

	December 31, 2011	December 31, 2010	Change
	(In thousands)
Accounts receivable, net	$188,422	$256,731	$(68,309)
Days sales outstanding (DSO)	63	52	11

Accounts receivable, net decreased $68.3 million, or 27%, as of December 31, 2011 compared with December 31, 2010 due to lower shipment volume in the second half of 2011 as compared to 2010. However, average Accounts receivable, net in 2011 increased by $40.9 million from 2010, while net sales remained flat year over year which increased DSO from 52 days in 2010 to 63 days in 2011.

Inventories

	December 31, 2011	December 31, 2010	Change
	(In thousands)
Inventories	$213,869	$208,894	$4,975
Annual inventory turns	3.1	3.5	(0.4)

Inventory and annual inventory turns remained relatively unchanged as of December 31, 2011 compared with December 31, 2010. Within inventories, there was an increase of $15.4 million in finished goods inventory from 2010 to 2011 of systems which are held at customer locations for customer evaluation of recently developed products. This increase was partially offset by slightly lower work in process and finished goods inventory levels on hand due to the reduction in net bookings in the fourth quarter of 2011 compared to 2010.

Credit Arrangements

On May 10, 2011, we issued $700.0 million of 2.625% Senior Convertible Notes due May 15, 2041, in a private offering. The proceeds from the issuance of the Senior Convertible Notes were primarily used to repurchase shares of our common stock pursuant to our board-authorized share repurchase program and for general corporate purposes. The Senior Convertible Notes are unsecured borrowings and are initially convertible, subject to certain conditions, into shares of common stock at a conversion rate of 25.3139 shares of common stock per $1,000 principal amount, representing an initial effective conversion price of $39.50 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the Senior Convertible Notes. We will settle any conversion of the Senior Convertible Notes in cash up to the face value, and any amount in excess of face value will be settled in stock up to 19.99% of outstanding stock, unless a higher percentage is approved by shareholders. If shareholder approval is not obtained, any excess amount will be settled in cash. The indenture for our Senior Convertible Notes provides that our Senior Convertible Notes may be converted into our common stock at any time from the later of (i) the date that is 30 scheduled trading days immediately prior to the anticipated closing date of the Merger and (ii) the date on which we deliver to the debt holders notice of the Merger until 35 business days after the actual closing date of the Merger. See additional disclosures relating to our Senior Convertible Notes in Note 4 to the Consolidated Financial Statements.

On June 17, 2009, we entered into a Euro-denominated credit agreement (the “Agreement”). The Agreement, as amended most recently on May 12, 2011, provides a secured credit line with an aggregate committed maximum amount of 80 million Euros. The current terms provide for an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 50 basis points with amounts outstanding due and payable on or before May 3, 2014. As of December 31, 2011 and 2010, we had 79.5 million Euros outstanding under the agreement which equaled $102.9 million and $105.2 million as of such dates, respectively, at an effective interest rate of 1.52% and 1.47%, respectively. The Agreement is secured by deposits in money market funds and Euro-denominated time-based deposits at a minimum of 105 percent of the outstanding balance. Amounts used to secure the debt are included within Non-current restricted cash and cash equivalents on our Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which are subject to various exceptions and qualifications. We were in compliance with these covenants as of December 31, 2011. Change of control, including a merger, such as the pending Merger with Lam Research, whereby we are not the surviving entity, is considered to be an event of default under the Agreement. Remedy for default in the Agreement includes termination of the credit line and acceleration of principal maturity to due and payable without demand. We are currently in discussions with the lender regarding the status of the Agreement as it relates to the Merger.

We have an aggregate amount of $32.5 million available under short-term credit facilities with various financial institutions. As of December 31, 2011, $7.9 million of our credit facilities were pledged against outstanding letters of credit and the remainder was unutilized.

Stock Repurchases

Our Board of Directors has authorized repurchases of our outstanding common stock through December 2014. As of December 31, 2011, we had $500.0 million available for stock repurchases under these authorizations. During the years ended December 31, 2011, 2010 and 2009, 28.5 million, 10.1 million and 1.1 million shares, respectively, were repurchased under this plan for $975.9 million, $263.5 million and $23.1 million, respectively, at a weighted average purchase price of $34.21, $25.97 and $20.79 per share, respectively.

We did not repurchase any of our common stock outstanding during the fourth quarter of 2011. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending.

We withheld shares released under our stock incentive plan to pay the minimum statutory required amount for income taxes on behalf of grantees under this plan. The amount withheld was $11.1 million, $9.5 million, and $7.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

Off-Balance Sheet Arrangements

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate during the ordinary course of business. As of December 31, 2011, the maximum potential amount of future payments that we could be required to make under these letters of credit was $7.9 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Guarantee and Indemnity Arrangements

We have guarantee arrangements on behalf of certain of our subsidiaries for short-term borrowings and operating leases. In the event of default on these arrangements, we would have a maximum exposure of $20.8 million as of December 31, 2011. We also had guarantee arrangements outstanding with financial institutions for loans to non-executive employees of $0.4 million as of December 31, 2011. We also indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California.

Contractual Obligations

The following is a table summarizing our contractual obligations and purchase commitments, future minimum lease payments under all non-cancelable operating leases, capital lease obligations, and other long-term liabilities as of December 31, 2011.

	Years Ending December 31,						Sublease Income	Net Total
	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Non-cancelable operating leases (1)	$7,932	$6,848	$6,324	$4,816	$4,356	$3,570	$(10,322)	$23,524
Purchase and other commitments	14,328	1,871	1,954	1,500	0	0	0	19,653
Senior convertible notes and interest	18,375	18,375	18,375	18,375	18,375	1,147,891	0	1,239,766
Other debt obligations and interest (2)	1,560	1,560	103,423	0	0	0	0	106,543
Capital lease obligations and interest	135	135	135	45	0	0	0	450
Other long-term liabilities	0	7,651	1,352	1,619	962	10,313	0	21,897

Total contractual obligations	$42,330	$36,440	$131,563	$26,355	$23,693	$1,161,774	$(10,322)	$1,411,833

(1)	This table excludes $21.8 million of sublease income in excess of our future minimum lease payments.

(2)	Interest on our Euro-denominated debt obligation is calculated utilizing the effective interest rate of 1.52% as of December 31, 2011.

Other non-current liabilities in our Consolidated Balance Sheet consist primarily of compensation arrangements, deferred tax liabilities, and unrecognized tax benefits including related gross interest and penalties. As of December 31, 2011, liabilities related to certain other compensation arrangements of $8.5 million are not reflected in the above table due to the absence of stated maturities. In addition, as of December 31, 2011, we had non-current deferred tax liabilities of $123.1 million, unrecognized tax benefits of $61.6 million, and interest and penalties of $4.8 million. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in connection with these liabilities; therefore, these amounts are not included in the table above.

Merger Termination Fees

If the Merger is not completed, depending upon the reasons for not completing the Merger, including whether we have received or entered into a competing takeover proposal, we may be required to pay Lam Research a termination fee of $80 million or $120 million depending on the termination event.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates. The fair market value of the contingent interest derivative on our Senior Convertible Notes is subject to interest rate risk and market risk and will change in response to fluctuations in interest rates and the fair market value of the Senior Convertible Notes.

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

Our operating results are affected by interest rate changes due to our variable-rate long-term borrowings. The tables below present the amounts we recorded and related weighted average interest rates by year of contractual maturity for our investment portfolio and debt obligations as of December 31, 2011 and 2010. The amounts presented in the tables below approximate fair value.

	Periods of Maturity					Total
December 31, 2011	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	Over 10 Years
	(In thousands)
Assets:
Cash and cash equivalents	$524,901	$0	$0	$0	$0	$524,901
Average interest rate	0.08%	0%	0%	0%	0%	0.08%
Short-term investments	$134,751	$199,457	$1,450	$2,800	$52,445	$390,903
Average interest rate	1.72%	1.97%	0.34%	0.31%	0.47%	1.66%
Long-term investments	$0	$0	$0	$0	$42,891	$42,891
Average interest rate	0%	0%	0%	0%	0.25%	0.25%
Restricted cash and cash equivalents	$123,150	$0	$0	$0	$0	$123,150
Average interest rate	0.04%	0%	0%	0%	0%	0.04%

Liabilities:
Short-term borrowings — fixed rate	$107	$0	$0	$0	$0	$107
Average interest rate	8.12%	0%	0%	0%	0%	8.12%
Long-term borrowings — variable rate	$0	$103,933	$0	$0	$0	$103,933
Average interest rate	0%	1.52%	0%	0%	0%	1.52%
Long-term borrowings — fixed rate	$0	$286	$0	$0	$227,561	$227,847
Average interest rate	0%	8.12%	0%	0%	8.10%	8.10%

	Periods of Maturity					Total
December 31, 2010	Less than 1 Year	1 to 3 Years	3 to 5 Years	5 to 10 Years	Over 10 Years
	(In thousands)
Assets:
Cash and cash equivalents	$247,055	$0	$0	$0	$0	$247,055
Average interest rate	0.17%	0%	0%	0%	0%	0.17%
Short-term investments	$180,631	$148,485	$0	$9,000	$82,349	$420,465
Average interest rate	3.01%	2.31%	0%	0.34%	0.79%	2.27%
Long-term investments	$0	$0	$0	$0	$68,645	$68,645
Average interest rate	0%	0%	0%	0%	0.71%	0.71%
Restricted cash and cash equivalents	$121,226	$0	$0	$0	$0	$121,226
Average interest rate	0.15%	0%	0%	0%	0%	0.15%
Liabilities:
Short-term borrowings — fixed rate	$98	$0	$0	$0	$0	$98
Average interest rate	8.12%	0%	0%	0%	0%	8.12%
Long-term borrowings — variable rate	$0	$106,304	$0	$0	$0	$106,304
Average interest rate	0%	1.47%	0%	0%	0%	1.47%
Long-term borrowings — fixed rate	$0	$393	$0	$0	$0	$393
Average interest rate	0%	8.12%	0%	0%	0%	8.12%

The “less than 1 year” category of short-term investments contains $12.9 million and $15.4 million of other investments that do not have contractual maturities as of December 31, 2011 and 2010, respectively. The tables exclude interest receivable of $2.9 million and $3.7 million as of December 31, 2011 and 2010, respectively, which is included in Short-term investments on the Consolidated Balance Sheet.

As of December 31, 2011, we held tax-exempt auction-rate securities with an estimated fair value of $52.6 million, whose underlying assets are either student loans substantially backed by the federal government or closed-end municipal funds. Since 2008, our auction-rate securities have been illiquid as a result of failed auctions. An auction failure occurs when the parties wishing to sell securities at auction cannot. As a result, we may have limited or no opportunities to liquidate these investments and fully recover their stated value in the near term. These investments are primarily classified as long-term in our Consolidated Balance Sheets. As of December 31, 2011, we currently have a cumulative temporary unrealized loss of $6.0 million within OCI.

Foreign Currency Risk

We conduct business in various countries located primarily in Europe and Asia. We are therefore exposed to changes in exchange rates of currencies in those regions. We utilize foreign currency forward contracts to mitigate our exposure to changes in exchange rates by hedging intercompany balances denominated in currencies other than the U.S. dollar, hedging our net investment in certain foreign subsidiaries and by designating certain forward contracts as cash flow hedges on transactions in which costs are denominated in U.S. dollars but the related revenues are generated in a foreign currency. As of December 31, 2011 and 2010, we had 79.5 million Euros outstanding under our Euro-denominated floating-rate debt with Bank of America N.A. of which 34.1 million and 34.9 million Euros, respectively, was used to mitigate the economic impact of our net investment in certain foreign subsidiaries and was designated as a net investment hedge. Our remaining foreign currency risk associated with our Euro-denominated debt is mitigated through our restricted cash holdings in Euros and our net intercompany assets held in Euros. Our hedging program is generally designed to minimize the economic impact of foreign currency fluctuations. We do not use foreign currency forward exchange contracts for speculative or trading purposes. For further discussion related to the accounting treatment of our derivative instruments see Note 3 and Note 8 to our Consolidated Financial Statements. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of our contracts outstanding as of December 31, 2011 and 2010.

	December 31, 2011
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In thousands, except for average contract rate)
Foreign currency forward exchange contracts:
Japanese yen	$37,363	77.38	$129
Swiss franc	4,252	.94	(2)
Other	(2)		(2)

	$41,613		$125

	December 31, 2010
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value Gain (Loss)
	(In thousands, except for average contract rate)
Foreign currency forward exchange contracts:
Japanese yen	$22,364	84.95	$(1,418)
Chinese renminbi	6,776	6.62	(8)
Swiss franc	4,236	0.95	0
Taiwan dollar	1,663	29.42	(1)
Other	(1)		(2)

	$35,038		$(1,429)

Item 8.	Financial Statements and Supplementary Data

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net sales	$1,352,850	$1,349,158	$639,194
Cost of sales	688,125	683,824	398,104

Gross profit	664,725	665,334	241,090

Selling, general and administrative	177,638	189,483	164,125
Research and development	185,980	174,740	149,101
Restructuring and other charges (benefits), net	(464)	1,373	3,840

Total operating expenses	363,154	365,596	317,066

Operating income (loss)	301,571	299,738	(75,976)

Interest income	5,735	7,153	9,569
Interest expense	(15,876)	(1,525)	(2,073)
Other income (expense), net	1,719	(708)	(901)

Income (loss) before provision for income taxes	293,149	304,658	(69,381)
Provision for income taxes	42,470	42,326	15,854

Net income (loss)	$250,679	$262,332	$(85,235)

Net income (loss) per share:
Basic	$3.29	$2.83	$(0.88)

Diluted	$3.20	$2.79	$(0.88)

Shares used in basic per share calculations	76,161	92,690	96,487

Shares used in diluted per share calculations	78,279	94,084	96,487

See accompanying Notes to Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$524,901	$247,055
Short-term investments	393,837	424,196
Accounts receivable, net of allowance for doubtful accounts of $1,606 in 2011 and $1,755 in 2010	188,422	256,731
Inventories	213,869	208,894
Deferred tax assets, net	44,093	49,995
Other current assets	44,017	15,530

Total current assets	1,409,139	1,202,401
Property and equipment, net	208,764	218,569
Non-current restricted cash and cash equivalents	123,150	121,226
Long-term investments	42,891	68,645
Goodwill	124,685	125,043
Other non-current assets	28,006	96,513

Total assets	$1,936,635	$1,832,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$51,195	$82,006
Accrued payroll and related expenses	70,919	63,725
Accrued warranty	28,256	29,512
Other current liabilities	60,329	70,444
Income taxes payable	5,536	15,631
Deferred profit	15,996	29,693

Total current liabilities	232,231	291,011
Senior convertible notes	272,172	0
Other long-term debt obligations	103,189	105,592
Long-term income taxes payable	66,425	61,381
Long-term deferred tax liabilities, net	123,088	3,815
Other non-current liabilities	39,000	42,460

Total liabilities	836,105	504,259
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value; authorized shares — 10,000; no shares issued and outstanding	0	0
Common stock, no par value; authorized shares — 240,000; shares issued and outstanding — 69,646 in 2011 and 90,988 in 2010	1,293,811	1,206,887
Retained earnings (accumulated deficit)	(191,031)	124,132
Accumulated other comprehensive loss	(2,250)	(2,881)

Total shareholders’ equity	1,100,530	1,328,138

Total liabilities and shareholders’ equity	$1,936,635	$1,832,397

See accompanying Notes to Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$250,679	$262,332	$(85,235)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposal of property and equipment, net	(5,773)	1,113	518
Depreciation and amortization	35,021	39,952	46,861
Deferred income taxes	26,306	(5,147)	5,788
Stock-based compensation	42,659	48,165	30,388
Excess tax benefit from stock-based compensation	(1,892)	(3,343)	(850)
Other, net	6,724	6,427	9,467
Changes in operating assets and liabilities:
Accounts receivable, net	66,987	(105,370)	(8,343)
Inventories	(2,619)	(44,546)	53,904
Other assets	(5,480)	5,395	18,742
Accounts payable and accrued liabilities	(30,775)	9,136	21,865
Accrued payroll and related expenses	10,383	44,605	(11,175)
Accrued warranty	(672)	15,444	(10,901)
Income taxes payable	(5,132)	26,793	2,369
Deferred profit	(13,648)	20,908	(5,797)
Other liabilities	(9,464)	14,556	(4,272)

Net cash provided by operating activities	363,304	336,420	63,329

Cash flows from investing activities:
Proceeds from sales of investments	424,665	288,788	246,934
Proceeds from maturities of investments	130,774	178,689	25,926
Purchases of investments	(514,403)	(521,932)	(328,445)
Capital expenditures	(25,501)	(19,908)	(11,891)
Proceeds from sale of property and equipment	6,742	0	1,267
Decrease (increase) in restricted cash and cash equivalents	(2,002)	6,602	(13,003)
Purchase of intangible assets and other	0	0	(2,194)

Net cash provided by (used in) investing activities	20,275	(67,761)	(81,406)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	197,700	106,194	7,251
Proceeds from senior convertible notes, net of issuance costs	684,250	0	0
Proceeds from the issuance of other debt obligations	0	0	110,632
Payments on other debt obligations	(98)	(67)	(110,608)
Repayments of lines of credit, net	0	(5)	(1,255)
Repurchases of common stock	(987,037)	(273,067)	(30,656)
Excess tax benefit from stock-based compensation	1,892	3,343	850

Net cash used in financing activities	(103,293)	(163,602)	(23,786)

Effects of exchange rate changes on cash and cash equivalents	(2,440)	(49)	(422)

Net change in cash and cash equivalents	277,846	105,008	(42,285)
Cash and cash equivalents at beginning of period	247,055	142,047	184,332

Cash and cash equivalents at end of period	$524,901	$247,055	$142,047

Supplemental disclosures:
Cash paid during the year for:
Interest	$11,411	$1,448	$2,203
Income taxes, net	$27,328	$9,641	$3,906

See accompanying Notes to Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
Balance, December 31, 2008	97,089	$1,158,637	$99,981	$(11,836)	$1,246,782
Adoption of new authoritative guidance for other-than-temporary impairments for debt securities	0	0	3,491	(3,491)	0
Components of comprehensive loss:
Net loss	0	0	(85,235)	0	(85,235)
Net change in unrealized gain on investments	0	0	0	7,281	7,281
Foreign currency translation adjustments, net of tax	0	0	0	3,168	3,168
Net change in unrealized gain on derivative instruments	0	0	0	1,010	1,010
Net change in unrealized loss on pension obligation, net of tax	0	0	0	(801)	(801)

Comprehensive loss					(74,577)

Issuance of common stock under employee compensation plans	1,235	10,740	0	0	10,740
Income tax effect of stock-based compensation	0	(2,577)	0	0	(2,577)
Stock-based compensation	0	30,065	0	0	30,065
Repurchases of common stock	(1,457)	(17,645)	(13,011)	0	(30,656)

Balance, December 31, 2009	96,867	1,179,220	5,226	(4,669)	1,179,777
Components of comprehensive income:
Net income	0	0	262,332	0	262,332
Net change in unrealized loss on investments	0	0	0	(520)	(520)
Foreign currency translation adjustments, net of tax	0	0	0	2,381	2,381
Net change in unrealized loss on derivative instruments	0	0	0	(949)	(949)
Net change in unrealized loss on pension obligation, net of tax	0	0	0	876	876

Comprehensive income					264,120

Issuance of common stock under employee compensation plans	4,282	108,960	0	0	108,960
Income tax effect of stock-based compensation	0	(350)	0	0	(350)
Stock-based compensation	0	48,698	0	0	48,698
Repurchases of common stock	(10,161)	(129,641)	(143,426)	0	(273,067)

Balance, December 31, 2010	90,988	1,206,887	124,132	(2,881)	1,328,138
Components of comprehensive income:
Net income	0	0	250,679	0	250,679
Net change in unrealized loss on investments	0	0	0	2,127	2,127
Foreign currency translation adjustments, net of tax	0	0	0	(711)	(711)
Net change in unrealized gain on derivative instruments	0	0	0	1,148	1,148
Net change in unrealized loss on pension obligation, net of tax	0	0	0	(1,933)	(1,933)

Comprehensive income					251,310

Issuance of common stock under employee compensation plans	7,192	200,534	0	0	200,534
Income tax effect of stock-based compensation	0	2,724	0	0	2,724
Stock-based compensation	0	42,494	0	0	42,494
Issuance of convertible notes	0	262,367	0	0	262,367
Repurchases of common stock	(28,534)	(421,195)	(565,842)	0	(987,037)

Balance, December 31, 2011	69,646	$1,293,811	$(191,031)	$(2,250)	$1,100,530

See accompanying Notes to Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of the Business

Novellus Systems, Inc., together with its subsidiaries, is primarily a supplier of semiconductor manufacturing equipment used in the fabrication of integrated circuits. We are focused on delivering innovative interconnect products and technologies that meet the increasingly complex and demanding needs of the world’s largest semiconductor manufacturers. The manufacturing equipment that we build, market and service provides today’s semiconductor device manufacturers with high productivity and low total cost of ownership. The segment of our business serving this area is the Semiconductor Group. Novellus also develops, manufactures, sells and supports grinding, lapping and polishing equipment for a broad spectrum of industrial applications. The segment of our business serving this market is the Industrial Applications Group (IAG).

On December 14, 2011, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Lam Research Corporation, a Delaware corporation (Lam Research), and BLMS Inc., a California corporation and wholly owned subsidiary of Lam Research (Merger subsidiary), pursuant to which, subject to the satisfaction or waiver of certain conditions, the Merger subsidiary will merge with and into Novellus (the Merger) with Novellus surviving the Merger as a wholly owned subsidiary of Lam Research. Upon completion of the Merger, each share of our common stock will be converted into 1.125 shares of Lam Research common stock.

Completion of the Merger is subject to certain customary conditions, including, among others: (i) approval of Novellus’ shareholders and Lam Research’s stockholders, (ii) the receipt of certain foreign antitrust approvals, (iii) the registration statement on Form S-4 used to register the Lam Research common stock to be issued as consideration for the Merger having been declared effective by the SEC, and the authorization for the listing of the Lam Research Common Stock to be issued as consideration in the Merger on NASDAQ, (iv) delivery of customary opinions from counsel to Novellus and counsel to Lam Research that the Merger will qualify as a tax-free reorganization for federal income tax purposes and (v) dissenting shareholders not exceeding certain thresholds. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct and the other party having performed in all material respects its obligations under the Merger Agreement. The companies anticipate the Merger, which has been unanimously approved by the boards of directors of both Lam Research and Novellus, to close in the second calendar quarter of 2012.

Note 2.    Organization, Consolidation, and Presentation of Financial Statements

Principles of Consolidation

The accompanying Consolidated Financial Statements include our accounts and the accounts of our subsidiaries after elimination of all significant intercompany account balances and transactions.

Basis of Presentation

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures of contingent assets and liabilities. We evaluate estimates on an ongoing basis, including those related to recognition of revenue, valuation of investments, adequacy of the allowance for doubtful accounts, valuation of inventory, valuation of deferred tax assets and liabilities, valuation of goodwill and other intangible

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, adequacy of warranty obligations, measurement of restructuring and impairment charges, valuation of long-term debt, valuation and measurement of derivatives, contingencies and litigation, and measurement of stock-based compensation. We base our estimates on historical experience and on market-based assumptions that we believe to be reasonable under current circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our intent is to accurately state assets and liabilities given facts known at the time of measurement. Actual results may differ from these estimates.

Note 3.    Significant Accounting Policies

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments

Our investments are designated as available-for-sale securities and are reported at fair value. Investments with original maturities greater than 90 days which are available for use in current operations are considered to be short-term investments, except for our investments in auction-rate-securities. Our auction-rate securities with scheduled maturities in excess of one-year from the balance sheet date are considered long-term as there is no active market to sell these securities. Auction rate securities that have been called are classified as short-term based on their expected redemption dates. In valuing our investments, we predominantly use market data or data derived from market sources. When markets are not considered to be active we may use (i) observable market prices in less active markets, (ii) non-binding market prices that are corroborated by observable market data, or (iii) quoted market prices for similar instruments. When market data is not available, we employ a cash-flow-based modeling technique to arrive at the recorded fair value. This process involves incorporating our assumptions about the anticipated term and yield that a market participant would require to purchase the security in the marketplace. Temporary unrealized gains and losses, net of tax, are recorded within other comprehensive income (loss) (OCI). Changes in the fair value of our investments affect our net income only when such investments are sold or when an other than temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by using the amortized cost of the specific security sold.

Restricted Cash and Cash Equivalents

We maintain certain amounts of cash and cash equivalents on deposit which are restricted from general use. These amounts are used primarily to secure our Euro-based credit facility and are reported at fair value (see Note 6). The fair value of restricted cash and cash equivalents is determined in the same manner as cash and short-term investments.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. We evaluate our allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed to be uncollectible, we provide a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We also provide allowances based on our write-off history. We charge accounts receivable balances against our allowance for doubtful accounts once we have concluded our collection efforts are unsuccessful. Accounts receivable is considered past due when not paid in accordance with the contractual terms of the related arrangement. Our provision for bad debt was insignificant for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, we recognized a net recovery of previously recorded bad debt expense of $0.2 million and $0.8 million, respectively, due to the collection of amounts previously reserved.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2011, 2010, and 2009, we entered into factoring arrangements in which we sold a total of $70.7 million, $36.5 million, and $21.8 million, respectively, of our accounts receivable at a discount of $0.3 million, $0.2 million, and $0.1 million, respectively, to unrelated third party financiers without recourse. Discounts related to the sale of these receivables were recorded on our Consolidated Statements of Operations as Selling, general, and administrative expenses.

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

Income Taxes

We recognize deferred tax assets and liabilities using statutory tax rates for temporary differences between the book and tax basis of recorded assets and liabilities, net operating losses and tax credit carryforwards. As of December 31, 2011, we had deferred tax assets of $95.3 million, net of our valuation allowance of $25.1 million. As of December 31, 2011, our deferred tax liabilities of $173.2 million primarily related to the difference between the book and tax basis of our Senior Convertible Notes. We have considered all sources of taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance and believe that our remaining net deferred tax assets will be realized. If, in the future, we determine that we would not be able to realize all or part of our net deferred tax assets, an additional valuation allowance would increase tax expense in the period in which such determination is made.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

Manufacturing and engineering equipment	3 –10 years
Office furniture, fixtures and equipment	3 – 7 years
Buildings and leasehold improvements	3 –39 years

Additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in the consolidated statement of operations.

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

Advertising Expense

We expense advertising costs as incurred. Advertising expense was $1.5 million for the year ended December 31, 2011, and was $1.1 million for each of the years ended December 31, 2010 and 2009.

Concentrations and Other Risks

We use financial instruments that potentially subject us to concentrations of credit risk. Such instruments include cash equivalents, investments, accounts receivable, and financial instruments used in hedging activities. We invest our cash in cash deposits, money market funds, commercial paper, certificates of deposit, or readily marketable debt securities. We place our investments with high-credit quality financial institutions, which limits the credit exposure from any one financial institution or instrument. Excluding impairment charges relating to auction-rate securities, we have not historically recognized significant losses on our short-term investments. As of December 31, 2011, we had $40.2 million time-based deposits in excess of federally insured amounts.

We sell a significant portion of our systems to a limited number of customers. Net sales to our ten largest customers in 2011, 2010, and 2009 accounted for 74%, 77%, and 71% of our total net sales, respectively. Three customers each separately accounted for 24%, 11%, and 11% of trade receivables as of December 31, 2011. Three customers each separately accounted for 17%, 11%, and 10% of trade receivables as of December 31, 2010. We expect sales of our products to relatively few customers will continue to account for a high percentage of our net sales and trade receivables in the foreseeable future. None of our customers have entered into long-term purchase agreements that would require them to purchase our products.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have off-balance sheet credit exposure related to guarantee arrangements of operating leases, line of credit borrowings, and to financial institutions for loans to non-executive employees. Historical experience and current information available on these arrangements has shown it is not probable any amounts will be required to be paid for these arrangements. Accordingly, we have not recorded any liability for these arrangements. See Note 13.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued new authoritative guidance that results in common principles and requirements for measuring and disclosing fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. We will adopt this authoritative guidance prospectively in the first quarter of our fiscal year 2012 and we do not expect the adoption of this guidance to have a material effect on our Consolidated Financial Statements.

In June 2011, the FASB issued new authoritative guidance that increases the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in two separate but consecutive statements. This guidance does not affect the underlying accounting for components of OCI, but will change the presentation of our financial statements. We will adopt this authoritative guidance retrospectively in the first quarter of our fiscal year 2012.

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

Note 4.    Debt Obligations

Senior Convertible Notes

On May 10, 2011, we issued $700.0 million of 2.625% senior convertible notes due May 15, 2041, in a private offering (Senior Convertible Notes). The proceeds from the issuance of the Senior Convertible Notes were primarily used to repurchase shares of our common stock pursuant to our board-authorized stock repurchase program and for general corporate purposes. The Senior Convertible Notes are senior unsecured borrowings initially convertible, subject to certain conditions, into shares of common stock at a conversion rate of 25.3139 shares of common stock per $1,000 principal amount of convertible notes, representing an initial effective conversion price of $39.50 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the Senior Convertible Notes but will not be adjusted for accrued interest. We will settle any conversion of the Senior Convertible Notes in cash up to the face value, and any amount in excess of face value will be settled in stock up to 19.99% of outstanding stock, unless shareholder approval is obtained. If shareholder approval is not obtained, any excess amount will be settled in cash. As of December 31, 2011, 17.7 million shares of common stock were reserved for issuance upon conversion of the Senior Convertible Notes. As of December 31, 2011, the if-converted value of the Senior Convertible Notes exceeded the aggregate principal amount by $31.7 million.

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

iv.	Upon the occurrence of certain corporate transactions, including a merger, as specified in the indenture governing the Senior Convertible Notes

v.	At any time on or after February 15, 2041 up to and including the close of business on the third scheduled trading day immediately preceding the maturity date.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, holders who convert their Senior Convertible Notes in connection with a Fundamental Change may be entitled to a make-whole premium in the form of an increase in the conversion rate. In the event of a Fundamental Change, the holders may also require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount, plus accrued interest, if any. A merger whereby common shares of the company are exchanged for common shares of a publicly traded company are specifically excluded from the provisions for Fundamental Change and make-whole premium specified in the indenture governing the Senior Convertible Notes. The indenture for our Senior Convertible Notes provides that our Senior Convertible Notes may also be converted into our common stock at any time from and after the later of (i) the date that is 30 scheduled trading days immediately prior to the anticipated closing date of the Merger and (ii) the date on which we deliver to the debt holders notice of the Merger until 35 business days after the actual closing date of the Merger. As of December 31, 2011, none of the conditions allowing holders to convert had been met.

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

We calculated the carrying value of the Senior Convertible Notes at issuance as the present value of the future cash payments required by the Senior Convertible Notes using a discount rate of 8.1% (an estimated borrowing rate for similar non-convertible debt). The excess of the principal amount of the debt over the carrying value of the Senior Convertible Notes is considered a debt discount. The debt discount is being amortized using the effective interest rate of 8.1% as a non-cash charge to Interest expense. As of December 31, 2011, the remaining term of the notes is 29.4 years. Interest is payable semi-annually in arrears on May 15 and November 15.

The Senior Convertible Notes also have a contingent interest payment provision that may require us to pay additional interest based on certain thresholds, beginning with the semi-annual interest payment commencing on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the Senior Convertible Notes. The maximum amount of the contingent interest will accrue at a rate of 2.1% per annum, excluding any potential impact from dividends deemed payable to holders of the Senior Convertible Notes. The contingent interest payment provision has been identified as an embedded derivative, to be accounted for separately, and is recorded at fair value at the end of each reporting period in Other non-current liabilities, with any gains and losses recorded in Interest expense, within the Consolidated Statement of Operations.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, the Senior Convertible Notes consisted of the following (in thousands, except conversion rate and conversion price):

December 31, 2011
Carrying amount of Senior Convertible Notes	$272,172
Unamortized debt discount	427,828

Principal amount	$700,000

Carrying amount of equity component, net	$262,367
Conversion rate (shares of common stock per $1,000 principal amount of notes)	25.3139
Conversion price (per share of common stock)	$39.50

The following table presents the components of Interest expense for the Senior Convertible Notes (in thousands):

Year Ended
December 31, 2011
Contractual interest	$11,740
Amortization of debt discount	2,168
Decrease in contingent interest derivative liability	(69)
Amortization of issuance costs	31

Total	$13,870

General Corporate Borrowings

We have an aggregate amount of $32.5 million available under short-term credit facilities with various financial institutions. As of December 31, 2011, $7.9 million of our credit facilities were pledged against outstanding letters of credit and the remainder was unutilized.

On June 17, 2009, we entered into a Euro-denominated credit agreement (the “Agreement”). The Agreement, as amended most recently on May 12, 2011, provides a secured credit line with an aggregate committed maximum amount of 80 million Euros. The current terms provide for an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 50 basis points with amounts outstanding due and payable on or before May 3, 2014. As of December 31, 2011 and 2010, we had 79.5 million Euros outstanding under the Agreement which equaled $102.9 million and $105.2 million as of such dates, respectively, at an effective interest rate of 1.52% and 1.47%, respectively. The Agreement is secured by deposits in money market funds and Euro-denominated time-based deposits at a minimum of 105% of the outstanding balance. Amounts used to secure the debt are included within Non-current restricted cash and cash equivalents on our Consolidated Balance Sheet. The Agreement contains customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which are subject to various exceptions and qualifications. We were in compliance with these covenants as of December 31, 2011. Change of control, including a merger such as the pending Merger with Lam Research, whereby we are not the surviving entity, is considered to be an event of default under the Agreement. Remedy for default in the Agreement includes termination of the credit line and acceleration of principal maturity to due and payable without demand. We are currently in discussions with the lender regarding the status of the Agreement as it relates to the Merger.

Note 5.    Net Income (Loss) Per Share

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2011 and 2010 diluted net income per share was computed by dividing net income by the weighted average number of common and potential common shares outstanding during the respective periods. Potential common shares represent the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are either anti-dilutive under the treasury stock method or restricted shares subject to performance conditions that have not been met. For this reason, potential common shares of 4.0 million and 13.3 million pertaining to outstanding stock options and restricted stock awards were excluded from the computation for the years ended December 31, 2011 and 2010, respectively. None of the 17.7 million shares underlying our Senior Convertible Notes were included in our dilution calculation as our average stock price was less than the conversion price of $39.50.

For the year ended December 31, 2009, diluted net loss per share excludes all potential common shares because the effect of including such shares would be anti-dilutive. Accordingly, the denominator used in computing both basic and diluted net loss per share was the same. The number of potential common shares that could dilute basic net income per share was 20.1 million for the year ended December 31, 2009.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$250,679	$262,332	$(85,235)

Denominator:
Basic weighted-average shares outstanding	76,161	92,690	96,487
Dilutive common equivalent shares	2,118	1,394	0

Diluted weighted-average shares outstanding	78,279	94,084	96,487

Net income (loss) per share — Basic	$3.29	$2.83	$(0.88)
Net income (loss) per share — Diluted	$3.20	$2.79	$(0.88)

Note 6.    Fair Value of Financial Instruments

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the years ended December 31, 2011 and 2010, there were no transfers of financial instruments between Level 1 and Level 2 or transfers in or out of Level 3.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured at fair value on a recurring basis, excluding accrued interest components, consist of the following types of instruments as presented on our Consolidated Balance Sheets:

	Fair Value Measurements as of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents
Money market funds	$454,208	$0	$0	$454,208
Short-term investments
Municipal bonds	0	262,793	0	262,793
Variable rate demand notes	0	56,540	0	56,540
Corporate bonds	0	49,008	0	49,008
Auction Rate Securities	0	0	9,700	9,700
Other current assets
Derivative assets (1)	0	337	0	337
Non-current restricted cash and cash equivalents
Money market funds	82,118	0	0	82,118
Long-term investments
Auction rate securities	0	0	42,891	42,891

Total assets	$536,326	$368,678	$52,591	$957,595

Liabilities
Other current liabilities
Derivative liabilities (1)	$0	$213	$0	$213
Other non-current liabilities
Embedded derivative liabilities (1)	0	0	478	478

Total liabilities	$0	$213	$478	$691

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 8 below.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents
Money market funds	$172,181	$0	$0	$172,181
Short-term investments
Municipal bonds	0	291,296	0	291,296
Variable rate demand notes	0	94,849	0	94,849
Corporate bonds	0	18,966	0	18,966
Other current assets
Derivative assets (1)	0	118	0	118
Non-current restricted cash and cash equivalents
Money market funds	64,352	0	0	64,352
Long-term investments
Auction rate securities	0	0	68,645	68,645

Total assets	$236,533	$405,229	$68,645	$710,407

Liabilities
Other current liabilities
Derivative liabilities (1)	$0	$1,562	$0	$1,562

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 8 below.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents reconciliations of all financial instrument assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). All Level 3 assets are auction-rate securities. Auction-rate securities include auction-rate notes and auction-rate preferred shares of tax-exempt closed-end municipal bond funds. Auction-rate notes consist of student loans that are substantially backed by the federal government. Due to auction failures in the marketplace, we will not have access to these funds unless (i) future auctions are successful, (ii) the securities are called by the issuer, (iii) we sell the securities in a secondary market, or (iv) the underlying notes mature. Currently, there are no active secondary markets. As of December 31, 2011 we have recorded a cumulative temporary impairment loss of $6.0 million within OCI based upon our assessment of the fair value of these securities. We believe that this impairment is temporary as we do not intend to sell these securities until recovery at par. We do not believe that we will be required to sell these securities before recovery of their amortized cost and, based on our credit quality assessment, we expect to recover the amortized cost of these securities.

	Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2011	December 31, 2010
	(In thousands)
Balance, beginning of period	$68,645	$78,763
Decrease in unrealized losses included in Other comprehensive income (loss)	2,521	2,232
Sales	(18,575)	(12,350)

Balance, end of period	$52,591	$68,645

The table below presents reconciliations of our financial instrument liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Our Level 3 liability relates to the contingent interest payment provision on our Senior Convertible Notes that may require us to pay additional interest based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the Senior Convertible Notes.

Liability Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
December 31, 2011
(In thousands)
Balance, beginning of period	$0
Issuances	(547)
Unrealized gains included in earnings	69

Balance, end of period	$(478)

Fair Value of Other Financial Instruments

The carrying value of cash, accrued interest receivable, non-current restricted cash, and current debt obligations approximates fair value because of the short maturity of these instruments. Other investments primarily relate to corporate-owned life insurance contracts used to offset our deferred compensation obligations. These investments have a determinable cash surrender value, which is the best available evidence of fair value. Accrued interest receivable and other investments are classified within Short-term investments on our Consolidated Balance Sheets. Our Senior Convertible Notes and Other long-term debt obligations are not publicly traded. The

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount and fair value of our Senior Convertible Notes was $272.2 million and $227.6 million, respectively, as of December 31, 2011. Our Other long-term debt is primarily denominated in Euros and the estimated fair value is primarily based on a market approach, comparing our interest rates to those rates we believe we would reasonably receive upon re-entry into the market. The carrying amount and fair value of our Other long-term debt were $103.2 million and $104.2 million, respectively, as of December 31, 2011 and $105.6 million and $106.7 million, respectively, as of December 31, 2010. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.

See additional disclosures regarding our investments in Note 7 below.

Note 7.    Investments

All of our investments are classified as available-for-sale. The amortized cost and estimated fair value of our investments are as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$261,937	$1,000	$(144)	$262,793
Variable-rate demand notes	56,540	0	0	56,540
Corporate bonds	49,143	115	(250)	49,008
Auction-rate securities	58,575	0	(5,984)	52,591

Total	$426,195	$1,115	$(6,378)	$420,932

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$290,284	$1,538	$(526)	$291,296
Variable-rate demand notes	94,849	0	0	94,849
Corporate bonds	18,863	114	(11)	18,966
Auction-rate securities	77,150	0	(8,505)	68,645

Total	$481,146	$1,652	$(9,042)	$473,756

Included in our Short-term investments balance as of December 31, 2011 and 2010 were interest receivable of $2.9 million and $3.7 million, respectively, and other investments of $12.9 million and $15.4 million, respectively, which are excluded from the tables above.

The maturities of our investments as of December 31, 2011 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$121,560	$121,889
Due after 1 through 5 years	200,515	200,907
Due after 5 through 10 years	2,800	2,800
Due after 10 years	101,320	95,336

Total	$426,195	$420,932

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities with contractual maturities greater than five years consist of auction-rate securities and variable-rate demand notes. We primarily classify auction-rate securities as Long-term investments in our Consolidated Balance Sheets as they are not readily available to us due to failed auctions in the marketplace. Auction rate securities that have been called as of the date of this Annual Report on Form 10-K are classified as short-term based on their expected redemption dates. We classify variable-rate demand notes as Short-term investments in our Consolidated Balance Sheets as they are payable on demand.

The breakdown of investments with unrealized losses as of December 31, 2011 is as follows:

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$47,097	$(144)	$0	$0	$47,097	$(144)
Corporate bonds	17,515	(250)	0	0	17,515	(250)
Auction-rate securities	0	0	42,891	(5,984)	42,891	(5,984)

Total	$64,612	$(394)	$42,891	$(5,984)	$107,503	$(6,378)

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

See additional disclosures regarding the fair value of our investments in Note 6 above.

Note 8.    Derivative Financial Instruments

We manage our foreign currency exchange risk through foreign currency forward exchange contracts and foreign denominated floating-rate debt to hedge against the short-term impact of currency fluctuations. We enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the effect of currency fluctuations on (i) probable system sales denominated in Japanese yen, (ii) our net investment in certain foreign subsidiaries, and (iii) other monetary asset and liability balances denominated in foreign currencies. We utilize a portion of our foreign denominated floating-rate debt to mitigate the economic effect of our net investment in certain foreign subsidiaries. As of December 31, 2011 and 2010, 34.1 million and 34.9 million Euros of floating-rate debt were designated as a net investment hedge, respectively. All foreign currency derivatives are recorded at fair value in either Other current assets or Other current liabilities. We report cash flows from these derivative instruments in Cash flows from operating activities. We use the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notional amounts of outstanding hedge contracts were as follows:

	December 31, 2011		December 31, 2010
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
	(In thousands)
Japanese Yen	$2,827	$40,190	$12,288	$34,652
British Pound	4,426	4,427	4,441	4,442
Chinese Renminbi	0	0	0	6,776
Indian Rupee	1,798	1,795	1,063	1,061
Taiwan Dollar	0	0	0	1,663
Swiss Franc	0	4,252	0	4,236

Total	$9,051	$50,664	$17,792	$52,830

Cash Flow Hedges.    We designate and document our foreign currency forward exchange contracts as cash flow hedges on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate the effectiveness of each hedge at least quarterly; using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in accumulated OCI until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in Net sales as designated at the inception of the forward contract. In the event it becomes probable that an anticipated hedged transaction will not occur, the gains or losses on the related cash flow hedges are immediately reclassified from accumulated OCI to Net sales in the Consolidated Statement of Operations. No such events occurred for each of the years ended December 31, 2011 and 2010. For the year ended December 31, 2009 we reclassified $0.7 million from OCI into Net sales as a result of the discontinuance of anticipated hedged transactions.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value and balance sheet classification of our derivatives are as follows:

	December 31,
	2011	2010
	(In thousands)
Other current assets:
Derivative assets designated as hedging instruments:
Cash flow hedges	$287	$0
Derivative assets not designated as hedging instruments:
Other foreign currency hedges	50	118

Total derivative assets (1)	$337	$118

Other current liabilities:
Derivative liabilities designated as hedging instruments:
Cash flow hedges	$18	$76
Net investment hedges	9	1
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges	186	1,485
Other non-current liabilities:
Derivative liabilities not designated as hedging instruments:
Contingent interest derivative	478	0

Total derivative liabilities (1)	$691	$1,562

(1)	See additional fair value measurement disclosures in Note 6 above.

The following table summarizes the pre-tax effects of our derivatives on OCI and the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010.

	Financial Statement Location	December 31,
		2011	2010
		(In thousands)
Cash flow hedges:
Losses recorded in OCI (effective portion), net	OCI	$(100)	$(1,078)
Gains reclassified from OCI to earnings (effective portion), net	Net sales	$1,250	$146
Gains recorded in earnings (ineffective and excluded time value portion), net	Net sales	$4	$41
Net investment hedges:
Foreign exchange contracts:
Losses recorded in OCI (effective portion), net	OCI	$(349)	$(3,509)
Losses recorded in earnings (ineffective and excluded time value portion), net	Other income (expense), net	$(79)	$(213)
Foreign denominated floating-rate debt:
Gains recorded in OCI (effective portion), net	OCI	$934	$3,559
Other foreign currency hedges:
Gains (losses) recorded in earnings, net	Other income (expense), net	$(1,645)	$1,781
Contingent interest derivative:
Gains recorded in earnings, net	Interest expense	$69	$0

We anticipate reclassifying the accumulated gains recorded as of December 31, 2011 associated with our cash flow hedges from OCI to Net sales within 12 months.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.    Inventories

	December 31,
	2011	2010
	(In thousands)
Purchased and spare parts	$128,970	$126,655
Work-in-process	36,887	42,173
Finished goods	48,012	40,066

Inventories	$213,869	$208,894

Finished goods include $32.9 million and $17.5 million as of December 31, 2011 and 2010, respectively, of systems at customer locations.

Note 10.    Property and Equipment, net

	December 31,
	2011	2010
	(In thousands)
Manufacturing and engineering equipment	$404,750	$419,116
Land, buildings and leasehold improvements	261,946	259,308
Office furniture, fixtures and equipment	106,467	110,228

	773,163	788,652
Less accumulated depreciation	(564,399)	(570,083)

Property and equipment, net	$208,764	$218,569

Additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in the consolidated statement of operations.

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $32.3 million, $36.4 million, and $42.2 million, respectively.

Note 11.    Other Current Liabilities

	December 31,
	2011	2010
	(In thousands)
Deferred revenue	$17,065	$16,131
Customer advances	10,517	9,491
Deferred compensation obligations	12,579	12,728
Other	20,168	32,094

Other current liabilities	$60,329	$70,444

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.    Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in Goodwill for the years ended December 31, 2011, 2010 and 2009:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net balance, December 31, 2009	$108,431	$18,007	$126,438
Foreign currency translation	0	(1,395)	(1,395)

Net balance, December 31, 2010	$108,431	$16,612	$125,043
Foreign currency translation	0	(358)	(358)

Net balance, December 31, 2011	$108,431	$16,254	$124,685

Gross goodwill balances in our Semiconductor Group were $108.4 million as of December 31, 2011, 2010, and 2009, and there were no accumulated impairment balances. Gross goodwill balances in our Industrial Applications Group were $115.8 million, $116.1 million, and $117.5 million as of December 31, 2011, 2010, and 2009, respectively, and accumulated impairment balances were $99.5 million for each year.

Our annual impairment tests performed in the fourth quarter of 2011, 2010, and 2009 did not identify potential impairment for either our Semiconductor Group or our Industrial Applications Group. However, if our future operating results do not meet current forecasts or if we have a significant and sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or both of our reporting units, additional impairment charges may be required.

Intangible Assets

Our acquired intangible assets are as follows:

	December 31, 2011
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Patents and other intangible assets	11	$18,507	$(8,057)	$10,450
Developed technology	6	29,900	(29,380)	520
Trademark	10	6,951	(5,028)	1,923

Total intangible assets	8	$55,358	$(42,465)	$12,893

	December 31, 2010
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)		(In thousands)
Patents and other intangible assets	11	$18,647	$(6,509)	$12,138
Developed technology	6	30,102	(29,424)	678
Trademark	10	7,088	(4,441)	2,647

Total intangible assets	8	$55,837	$(40,374)	$15,463

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for our identifiable intangible assets was $2.8 million, $3.6 million, and $4.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. Our estimated amortization expense for identifiable intangible assets for each of the next five fiscal years is $2.6 million for 2012, $2.6 million for 2013, $2.2 million for 2014, $1.5 million for 2015, and $1.4 million for 2016. As of December 31, 2011, we had no identifiable intangible assets with indefinite lives.

Note 13.    Commitments and Contingencies

Product warranty

Changes in our Accrued warranty liability are as follows:

	December 31,
	2011	2010
	(In thousands)
Balance, beginning of period	$34,947	$19,611
Warranties issued	48,458	53,404
Settlements	(44,287)	(35,024)
Net changes in liability for pre-existing warranties, including expirations	(5,003)	(3,044)

Balance, end of period	34,115	34,947
Less: long-term portion	(5,859)	(5,435)

Accrued warranty, current	$28,256	$29,512

Standby Letters of Credit

We provide standby letters of credit to certain parties as required for certain transactions we initiate during the ordinary course of business. As of December 31, 2011, the maximum potential amount of future payments that we could be required to make under these letters of credit was $7.9 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Lease Commitments

We have non-cancelable operating leases for various facilities and other assets. Rent expense for the years ended December 31, 2011, 2010, and 2009 was $3.6 million, $3.0 million, and $3.4 million, respectively, net of sublease income of $1.2 million for 2011 and $1.1 million for 2010 and 2009. However, net rent expense for the years ended December 31, 2011, 2010 and 2009 excludes sublease income of $6.7 million, $6.5 million and $6.3 million, respectively, in excess of our minimum lease payments. Certain of the operating leases contain provisions which permit us to renew the leases at the end of their respective lease terms.

The following is a table summarizing future minimum lease payments under all non-cancelable operating leases, with initial or remaining terms in excess of one year. The table excludes $21.8 million of sublease income in excess of our future minimum lease payments.

	Years Ending December 31,						Sublease Income	Net Total
	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Non-cancelable operating leases	$7,932	$6,848	$6,324	$4,816	$4,356	$3,570	$(10,322)	$23,524

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase and Other Commitments

We have firm purchase commitments with various suppliers to ensure the availability of components. Our minimum obligation as of December 31, 2011 under these arrangements was $9.0 million. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or cancelled. Certain agreements provide for cancellation penalties. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We have made adequate provision for potential exposure related to inventory on orders that may go unused. As of December 31, 2011 we had $10.7 million in other non-inventory related commitments.

Merger Termination Fees

If the Merger is not completed, depending upon the reasons for not completing the Merger, including whether we have received or entered into a competing takeover proposal, we may be required to pay Lam Research a termination fee of $80 million or $120 million depending on the termination event.

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

The Superior Court dismissed Linear’s claims for fraud and unfair competition on October 5, 2004. The Court of Appeal for the Sixth Appellate District affirmed this dismissal on June 18, 2007. Trial on the remaining claims began before a jury on January 19, 2010, in the Superior Court. Novellus prevailed on these claims at trial, which ended on February 26, 2010. Linear filed two motions, one seeking entry of a judgment in its favor notwithstanding the jury’s verdict, and the other seeking a new trial, both of which the Superior Court denied. Linear paid us the entire amount awarded and subsequently filed an appeal. On November 22, 2011, the Court of Appeals unanimously affirmed the trial court’s decision including the award of attorney’s fees and costs to Novellus. On December 7, 2011, Linear filed a Petition for Rehearing with the Court of Appeals, which on December 19, 2011 the Court of Appeals denied. On January 3, 2012, Linear filed a Petition for Review with the Supreme Court of California. On January 20, 2011, Novellus filed an opposition to Linear’s petition. The $5.6 million in attorney’s fees and other costs awarded to Novellus by the California Superior Court in August, 2010 was recognized as a gain in fourth quarter 2011 Selling, general and administrative expense due to management’s assessment that it was probable that the Supreme Court would not overturn the Appeals Court’s decision. On February 15, 2012 the Supreme Court of California denied Linear’s Petition for Review allowing the trial court’s decision, including the award of attorney’s fees and costs to Novellus, to stand.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation Related to Proposed Merger with Lam Research

On December 15, 2011, a purported class action lawsuit was filed in California Superior Court for the County of Santa Clara (State Court), by Marla Skroch, an alleged Novellus shareholder who seeks to represent a class comprised of Novellus shareholders. The complaint in this action (the Skroch complaint), names as defendants Novellus, the members of Novellus’ Board of Directors, and Lam Research. The Skroch complaint alleges that the director defendants breached fiduciary duties allegedly owed to Novellus’ shareholders by entering into the Merger Agreement; that Lam Research and Novellus aided and abetted the alleged breaches of fiduciary duty; and that if the transaction is allowed to proceed, the shareholders will suffer damages because their shares will be acquired for less than their actual value. The plaintiff seeks an order in the State Court certifying the action as a class action; rescinding the transaction and/or preliminarily enjoining the defendants from consummating the transaction, and/or awarding attorneys’ fees and costs.

On December 19, 2011 a second purported class action was filed in the State Court by Michael Resing, an alleged Novellus shareholder, who seeks to represent the same purported class. The complaint in this action (the Resing complaint) names as defendants the members of Novellus’ Board of Directors, Novellus, Lam Research and the Merger subsidiary. The allegations contained in the Resing complaint are largely similar to the allegations contained in the Skroch complaint, except that the Resing complaint also alleges that BLMS aided and abetted alleged breaches of fiduciary duty by the director defendants. The plaintiff seeks similar relief to that sought by the Skroch complaint.

On December 20, 2011 and December 28, 2011, two additional purported class action lawsuits were filed by the State Court by Louisiana Municipal Police Employees’ Retirement System (“LMPERS”) and Nanette Ramsay, alleged Novellus shareholders that seek to represent the same purported class. The complaints in these actions names as defendants the same parties named in the Resing complaint. The allegations and relief sought in these complaints are largely similar to the allegations and relief sought in each of the preceding complaints, except that the LMPERS complaint alleges that Novellus breached fiduciary duties allegedly owed to Novellus’ shareholders, rather than aiding and abetting the alleged breaches of fiduciary duty. Both the LMPERS complaint and the Ramsay complaint also seek damages.

Attorneys for the parties in the four actions filed in the State Court have agreed, and the State Court has ordered, that these actions be consolidated into one action titled In re Novellus Systems, Inc. Litigation. On February 10, 2010, the Superior Court appointed LMPERS as lead plaintiff.

On January 5, 2012, a purported class action lawsuit was filed in the United States District Court by Sunil Nagpal, an alleged Novellus shareholder, who seeks to represent the same purported class. The complaint in this action names as defendants the same parties as the complaints in the Resing, LMPERS and Ramsay actions, as well as one former Novellus director, and the allegations and relief sought in this complaint are largely similar to the allegations and relief sought in each of the preceding complaints.

While the outcome of these cases cannot be predicted with certainty, we do not believe that the ultimate disposition of these matters will have a material adverse effect on our business, financial condition, operating results or cash flows.

Guarantee Arrangements

We have guarantee arrangements on behalf of certain of our consolidated subsidiaries for short-term borrowings and operating leases. In the event of default on these arrangements, we would have a maximum exposure of $20.8 million as of December 31, 2011. We also had guarantee arrangements outstanding with financial institutions for loans to non-executive employees of $0.4 million as of December 31, 2011.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Restructuring

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

As of December 31, 2011, our restructuring plans had been completed except for payments of future rent obligations which we estimate will be paid in cash through 2017.

The following table summarizes our restructuring activity:

	December 31,
	2011	2010
	(In thousands)
Balance, beginning of period	$14,865	$18,046
Cash payments for rent obligations	(4,423)	(4,554)
Adjustment of prior restructuring costs	(464)	1,373

Balance, end of period	$9,978	$14,865

Note 15.    Other Income (Expense), net

The components of other income (expense), net are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Foreign currency loss, net	$(1,157)	$(2,146)	$(3,797)
Gain on other investments	1,972	1,433	2,183
Other income, net	904	5	713

Other income (expense), net	$1,719	$(708)	$(901)

Note 16.    Income Taxes

Income (loss) before income taxes consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Domestic	$80,693	$47,038	$(17,973)
Foreign	212,456	257,620	(51,408)

Total	$293,149	$304,658	$(69,381)

Determining the consolidated provision for income tax expense, income tax liabilities, and deferred tax assets and liabilities involves judgment. We calculate and provide for income taxes in each of the tax jurisdictions in which we operate, which involves estimating current tax exposures as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction. The estimates used could differ from actual results, and this may have a significant impact on operating results in future periods.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current	$8,980	$26,548	$8,644
Deferred	18,402	(5,035)	(17,771)

Federal	27,382	21,513	(9,127)

Current	844	7,183	(1,706)
Deferred	1,009	(3,002)	20,017

State	1,853	4,181	18,311

Current	12,041	16,703	3,728
Deferred	1,194	(71)	2,942

Foreign	13,235	16,632	6,670

Total provision for income taxes	$42,470	$42,326	$15,854

The provision for income taxes differs from the provision calculated by applying the federal statutory tax rate to income before income taxes as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Expected provision at 35%	$102,602	$106,630	$(24,283)
State tax, net of federal benefit	3,203	(1,386)	(738)
Tax-exempt interest	(1,447)	(2,153)	(2,873)
Research and development credits	(4,500)	(1,944)	(395)
Foreign income/losses taxed at different rates	(61,907)	(71,563)	31,908
Stock-based compensation	5,109	6,289	3,181
Utilization of net operating loss carryforwards	0	0	(20,730)
Effect of California tax law change	0	0	20,220
Valuation allowance	0	0	4,029
Other	(590)	6,453	5,535

Total provision for income taxes	$42,470	$42,326	$15,854

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Reserves and accruals	$39,045	$47,119
Intangibles and capitalized in-process research and development	3,882	9,066
Stock-based compensation	14,579	20,059
Deferred profit	5,545	4,129
Net operating loss carryforwards	38,076	37,374
Credits	16,347	10,741
Other	2,992	6,416

Total deferred tax assets	120,466	134,904
Valuation allowance	(25,135)	(19,037)

Deferred tax assets, net of valuation allowance	95,331	115,867
Deferred tax liabilities:
Depreciation	(2,939)	(8,487)
Senior convertible notes	(165,397)	0
Other liabilities	(4,835)	(4,298)

Total net deferred tax assets (liabilities)	$(77,840)	$103,082

As of December 31, 2011, we had a net deferred tax liability of $77.8 million as compared to a net deferred tax asset of $103.1 million as of December 31, 2010. The changes to our net deferred tax assets and liabilities primarily relates to the difference between the book and tax basis difference of our Senior Convertible Notes issued during the year. As of December 31, 2011 and 2010, we had a valuation allowance of $25.1 million and $19.0 million, respectively, on certain California and non-U.S. deferred tax assets. We will continue to monitor and reassess the need for further increases or decreases to the valuation allowance.

As of December 31, 2011, our federal and state net operating losses for tax return purposes were $79.1 million and $45.7 million, respectively. If not utilized, these carryforwards will begin to expire in 2014. As of December 31, 2011, we had state tax credit carryforwards of $30.7 million. The majority of these credits carry forward indefinitely.

As of December 31, 2011, our aggregate undistributed earnings in our foreign subsidiaries were $373.1 million. We intend to reinvest those earnings for expansion of our business operations outside of the United States on an indefinite basis. Accordingly, no U.S. taxes have been provided. Upon distribution of those earnings in the form of dividends, we would be subject to U.S. taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. It is not feasible to determine the amount of unrecognized deferred income tax liability related to these earnings.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Balance, beginning of period	$60,439	$49,652	$27,575
Additions for tax positions taken in a prior year	663	2,571	5,848
Additions for tax positions taken in the current year	6,752	10,333	17,589
Reductions for tax positions taken in the prior year	(1,936)	(257)	(894)
Reductions for tax positions taken in the prior year due to settlement	(600)	(1,350)	(203)
Reductions for tax positions taken in the prior year due to statutes lapsing	(217)	(510)	(263)

Balance, end of period	$65,101	$60,439	$49,652

Of the total unrecognized tax benefits as of December 31, 2011, 2010, and 2009, $61.6 million, $57.9 million, and $46.4 million, respectively, if recognized, would affect our effective tax rate. The remaining amounts in unrecognized tax benefits would not affect our rate as they are offset by valuation allowances.

With certain exceptions, we are no longer subject to state income tax examinations by tax authorities for years prior to 2008. We believe that adequate accruals have been provided for any potential adjustments that may result from current examinations by state tax authorities. As of the balance sheet date, our income tax refunds claimed in amended federal returns filed for the tax years ended December 31, 2006 and 2007 were under review by the Internal Revenue Service (IRS). Subsequent to the balance sheet date, the IRS added our 2008 amended income tax return to its review. We believe that the IRS review of 2006 to 2008 amended income tax returns will be finalized concurrently. As it concerns federal and other tax jurisdictions and tax periods, it is reasonably possible that our total unrecognized tax benefits could increase or decrease over the next twelve months as we may be subject to either examination by tax authorities or a lapse in statute of limitations. Currently, it is not possible to estimate the amount of any increase or decrease in unrecognized tax benefits.

As of December 31, 2011 and 2010, accrued interest and penalties were $4.8 million and $3.5 million, respectively, and were classified as Long-term income taxes payable in the Consolidated Balance Sheet. For the years ended December 31, 2011 and 2010, interest and penalties expense was $1.3 million and $1.7 million, respectively. For the year ended December 31, 2009, interest and penalties expense was a benefit of $1.9 million.

Note 17.    Shareholders’ Equity

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss, net of related taxes, are as follows:

	December 31,
	2011	2010
	(In thousands)
Foreign currency translation adjustments	$5,843	$6,554
Unrealized loss on investments	(5,263)	(7,390)
Unrealized gain (loss) on cash flow hedges	72	(1,076)
Unrealized loss on pension liability	(2,902)	(969)

Accumulated other comprehensive loss	$(2,250)	$(2,881)

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchases

Our Board of Directors has authorized repurchases of our outstanding common stock under a stock repurchase plan. In October 2011, our Board of Directors authorized $500.0 million for repurchases through December 2014. As of December 31, 2011, we had $500.0 million available for stock repurchases under the plan. During the years ended December 31, 2011, 2010, and 2009, 28.5 million, 10.1 million, and 1.1 million shares, respectively, were repurchased under this plan for $975.9 million, $263.5 million, and $23.1 million, respectively, at a weighted average purchase price of $34.21, $25.97, and $20.79 per share, respectively.

We did not repurchase any of our common stock outstanding during the fourth quarter of 2011. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending.

For the majority of restricted stock awards that vest pursuant to our stock incentive plan, the number of shares issued is net of shares withheld to pay the minimum statutory withholding for income taxes on behalf of the grantee. Although shares withheld are not issued, they are treated as common stock repurchases, effectively reducing the number of shares that would otherwise have been issued upon vesting. While they are reported as stock repurchases in our financial statements, shares withheld upon vesting for income tax withholding are not included as common stock repurchases under our authorized plan. The value of shares withheld to satisfy the minimum statutory withholding requirement related to the grantees’ tax obligations was $11.1 million, $9.5 million, and $7.6 million, during the years ended December 31, 2011, 2010, and 2009 respectively.

Note 18.    Stock-Based Compensation and Employee Benefit Plans

Stock-Based Compensation

On May 10, 2011, the shareholders approved the Novellus Systems, Inc. 2011 Stock Incentive Plan (the Plan) to replace the 2001 Stock Incentive Plan, as amended and restated, which expired on March 16, 2011, and authorized the issuance of 9.8 million shares under the Plan. Awards under either plan may include incentive stock options, non-statutory stock options and restricted stock awards. Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. Restricted stock awards generally vest over a four-year period on the anniversary date of the grant, excluding certain awards that vest upon the achievement of specific predetermined performance targets. As of December 31, 2011, there were 7.8 million shares available for future grant under the Plan.

During 2010, we modified our stock plans to provide certain retirement benefits. This modification provided accelerated vesting and an extended exercise period for certain stock awards when eligible employees retire. As a result of this modification, in 2010 we incurred $9.0 million of additional stock-based compensation expense related to options outstanding on adoption, including acceleration of previously unrecognized compensation cost. The modification affected less than 15% of employees.

Effective May 1, 2009, our Employee Stock Purchase Plan (ESPP) was suspended indefinitely by action of our Board of Directors. Prior to that date our ESPP allowed qualified employees to purchase shares of common stock at 85% of the fair market value on specified dates. Further action by the Board of Directors will be required to reinstate the ESPP. As of December 31, 2011 there were 1.2 million shares available for future purchase under the ESPP.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and ESPP in operating income (loss):

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
	(1)	(2)	(3)
Cost of sales	$3,429	$4,541	$3,463
Selling, general and administrative	25,658	28,707	18,830
Research and development	13,572	14,917	8,095

Total stock-based compensation expense	$42,659	$48,165	$30,388

(1)	Amounts include amortization expense related to stock options of $10.8 million and restricted stock awards of $31.9 million. The related income tax benefit recognized in the Consolidated Statement of Operations was $10.7 million.

(2)	Amounts include amortization expense related to stock options of $23.6 million and restricted stock awards of $24.6 million. The related income tax benefit recognized in the Consolidated Statement of Operations was $13.2 million.

(3)	Amounts include amortization expense related to stock options of $14.0 million, employee stock purchase plan of $0.9 million, and restricted stock awards of $15.5 million. The related income tax benefit recognized in the Consolidated Statement of Operations was $8.0 million.

Total stock-based compensation expense capitalized in inventory and deferred profit was $0.7 million and $0.9 million as of December 31, 2011 and 2010, respectively. We use historical data to estimate pre-vesting grant forfeitures. We record stock-based compensation expense only for those awards that are expected to vest. The estimated annual forfeiture rate was 10.4%, 8.3%, and 10.9% for the years ended December 31, 2011, 2010, and 2009, respectively.

Valuation and Other Assumptions for Stock Options

Valuation and Amortization Method.    We estimate the fair value of stock options granted using the Black-Scholes option valuation model using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term.    The expected term of options granted represents the period of time that the options are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of exercises. For option grants to employees that are retirement eligible at grant or will become retirement eligible during the contractual term of the option, the expected term is based on a combination of historical experience plus an estimated incremental term related to the extension of the exercise period.

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

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends.    We have never paid any cash dividends on common stock and we do not anticipate paying any cash dividends in the foreseeable future.

We used the following weighted-average valuation assumptions to estimate the fair value of options granted:

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.8%	2.2%	1.5%
Expected volatility	49%	46%	50%
Expected term	5.6 years	5.2 years	3.4 years
Expected dividends	None	None	None

Stock Options

A summary of stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding as of December 31, 2008	20,927	$30.35	5.16	$12
Grants	1,259	23.39
Exercises	(211)	16.34
Forfeitures and expirations	(3,942)	28.87

Outstanding as of December 31, 2009	18,033	$30.35	4.91	$18,123
Grants	796	32.50
Exercises	(4,069)	26.09
Forfeitures and expirations	(2,009)	36.35

Outstanding as of December 31, 2010	12,751	$30.90	4.66	$52,493
Grants	157	34.75
Exercises	(6,347)	31.15
Forfeitures and expirations	(630)	36.12

Outstanding as of December 31, 2011	5,931	$30.18	4.97	$68,217

Vested and exercisable as of December 31, 2011	4,292	$32.15	3.76	$41,564
Expected to vest as of December 31, 2011	1,433	$24.75	8.12	$23,712

The aggregate intrinsic value of options outstanding is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 5.6 million shares that had exercise prices lower than the market price of our common stock as of December 31, 2011. The aggregate intrinsic value of the options exercised during the years ended December 31, 2011, 2010, and 2009 was $49.1 million, $20.2 million, and $1.3 million, respectively, determined at the date of exercise. The total cash received from employees as a result of stock option exercises during the years ended December 31, 2011, 2010, and 2009 was $197.7 million, $106.2 million, and $3.5 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2011, 2010, and 2009 was $16.05, $14.18, and $8.58, respectively. In connection with the disqualifying dispositions of incentive stock options and exercises of nonqualified stock options, we realized tax benefits of $15.9 million, $6.3 million, and $0.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. We settle employee stock option exercises with newly issued common shares.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, there was $14.9 million of unrecognized compensation cost related to unvested stock options with a weighted average remaining amortization period of 2.4 years.

Restricted Stock Awards

The fair value of our restricted stock awards is calculated based upon the closing price of the Company’s stock on NASDAQ on the date of grant. The following table summarizes our restricted stock award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards as of December 31, 2008	3,399	$22.69
Granted	1,505	23.04
Vested	(1,037)	25.00
Forfeited	(310)	22.45

Unvested restricted stock awards as of December 31, 2009	3,557	$22.19
Granted	1,181	28.84
Vested	(895)	21.09
Forfeited	(642)	28.38

Unvested restricted stock awards as of December 31, 2010	3,201	$23.79
Granted	1,296	34.93
Vested	(1,013)	22.84
Forfeited	(411)	24.95

Unvested restricted stock awards as of December 31, 2011	3,073	$28.71

Unvested restricted stock awards as of December 31, 2011, 2010, and 2009 include 2.9 million, 3.1 million, and 2.9 million restricted stock units, respectively.

As of December 31, 2011, there were a total of 0.4 million restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not realized. The restricted stock awards have performance conditions that could result in the vesting of additional restricted stock up to a maximum of 1.4 million shares. Performance conditions are based on our revenue, revenue growth, and revenue growth relative to our peers.

The total fair value of restricted stock awards vested during the years ended December 31, 2011, 2010, and 2009 was $23.1 million, $18.9 million, and $22.6 million, respectively. In connection with the issuance of restricted stock awards, we realized a tax benefit of $8.3 million, $6.1 million, and $5.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, there was $77.8 million of unrecognized compensation cost related to restricted stock awards, including performance awards that are expected to vest, with a weighted average remaining amortization period of 2.8 years.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP

Shares issued under our ESPP during 2009 were valued using the Black-Scholes model with expected volatility calculated using a six-month historical volatility. No shares were issued during 2011 or 2010 as our ESPP was suspended indefinitely by our Board of Directors in May 2009. We used the following weighted-average assumptions to estimate the fair value of shares issued:

Year Ended December 31, 2009
Risk-free interest rate	1.1%
Expected volatility	49%
Expected term	6 months
Expected dividends	None

The weighted-average grant date fair value of shares was $4.53 for the year ended December 31, 2009. As of December 31, 2011, we had no unrecognized compensation costs related to our ESPP. In connection with the issuance of ESPP shares, we realized a tax benefit attributed to disqualifying dispositions of $0.3 million for the year ended December 31, 2009. The tax benefit realized for the year ended December 31, 2011 and 2010 was not significant.

Employee Savings and Retirement Plan

We maintain a 401(k) retirement savings plan for our full-time employees. Participants in the 401(k) plan may contribute up to 100% of their eligible pre-tax compensation, limited by the maximum dollar amount allowed by the Internal Revenue Code. Annually, we contribute a percentage of each participating employee’s salary deferral contributions up to a maximum of 3% of an employee’s eligible compensation. Our matching contributions are invested in Novellus’ common stock and become fully vested at the end of the employee’s third year of credited service. In connection with matching contributions under the 401(k) plan we recorded expense of $3.6 million for the year ended December 31, 2011, and $2.7 million for both of the years ended December 31, 2010 and 2009.

Defined Benefit Pension Plans

We provide certain defined benefit pension plans primarily to employees located in countries outside the United States. We deposit funds for certain of these plans, consistent with the requirements of local law, with insurance companies or third-party trustees, and accrue for the unfunded portion of the obligation. The assumptions used in calculating the obligation for these plans depend on the local economic environment. The net liability recognized related to the funded status of the plans was $7.8 million and $8.4 million as of December 31, 2011 and 2010, respectively. The projected benefit obligation was $12.3 million and $16.9 million as of December 31, 2011 and 2010, respectively. The weighted-average discount rate used to estimate the projected benefit obligation as of December 31, 2011 and 2010 was 1.9% and 2.8%, respectively, and the weighted-average salary increase was 1.8% and 1.6%, respectively. The related fair value of plan assets was $2.2 million and $9.1 million as of December 31, 2011 and 2010, respectively. The assets of the plans are primarily invested in cash and cash equivalents. Our contributions were $0.5 million, $0.4 million, and $0.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. In connection with the termination of one of our pension plans during the year ended December 31, 2010, we reclassified a loss of $3.3 million from OCI to earnings related to the settlement of certain projected benefit obligations. Our estimated benefit payments for each of the next ten years will be $0.4 million per year in 2012 through 2016, and an aggregate of $2.7 million for years 2017 through 2021.

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Healthcare Plan

We maintain a postretirement healthcare plan for certain retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The estimated benefit obligation was $3.9 million and $3.2 million as of December 31, 2011 and 2010, respectively.

Other Compensation Arrangements

We have a supplemental executive retirement plan and a deferred compensation arrangement whereby certain employees may elect to defer a portion of their earnings. Amounts payable under these plans were $12.6 million and $12.7 million as of December 31, 2011 and 2010, respectively.

We also have other benefit arrangements where certain employees located in countries outside the United States are entitled to a termination benefit. Amounts accrued for this benefit were $7.1 million and $8.3 million as of December 31, 2011 and 2010, respectively.

Note 19.    Operating Segments

Our operations are organized into two segments, the Semiconductor Group and the Industrial Applications Group. Our Semiconductor Group develops, manufactures, sells, and supports equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. The Industrial Applications Group is a supplier of lapping, grinding, polishing, and deburring equipment for fine-surface optimization. The accounting policies of these segments are the same as those described in Note 3.

Segment information is as follows:

	Year Ended December 31, 2011
	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net sales	$1,243,730	$109,120	$1,352,850
Operating income	$290,740	$10,831	$301,571
Long-lived assets	$195,994	$12,770	$208,764
All other identifiable assets	1,650,905	76,966	1,727,871

Total assets	$1,846,899	$89,736	$1,936,635

	Year Ended December 31, 2010
	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net sales	$1,284,468	$64,690	$1,349,158
Operating income (loss)	$311,976	$(12,238)	$299,738
Long-lived assets	$203,683	$14,886	$218,569
All other identifiable assets	1,552,411	61,417	1,613,828

Total assets	$1,756,094	$76,303	$1,832,397

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net sales	$569,324	$69,870	$639,194
Operating loss	$(51,603)	$(24,373)	$(75,976)
Long-lived assets	$220,764	$18,347	$239,111
All other identifiable assets	1,254,991	64,876	1,319,867

Total assets	$1,475,755	$83,223	$1,558,978

Three customers each separately accounted for 19%, 16%, and 12% of our consolidated net sales for the year ended December 31, 2011; three customers each separately accounted for 22%, 15%, and 12% of our consolidated net sales for the year ended December 31, 2010; and three customers each separately accounted for 20%, 17%, and 16% of our consolidated net sales for the year ended December 31, 2009. All such customer concentration is contained exclusively within the Semiconductor Group. Net sales presented by operating segment are from unaffiliated customers.

For geographical reporting, revenues are attributed to the geographic area in which our subsidiaries are located. Long-lived property, plant and equipment, goodwill and other intangible assets are attributed to the geographic area in which the assets are located.

The following is a summary of operations by geographic area:

	Year Ended December 31, 2011
	United States	Europe	Asia	Elimination	Consolidated
	(In thousands)
Sales to unaffiliated customers	$372,123	$91,750	$888,977	$0	$1,352,850
Transfers between geographic locations	17,860	20,553	330,534	(368,947)	0

Total net sales	$389,983	$112,303	$1,219,511	$(368,947)	$1,352,850

Operating income	$88,453	$11,733	$201,385	$0	$301,571
Long-lived assets	$196,791	$10,770	$1,203	$0	$208,764
All other identifiable assets	1,021,531	78,480	627,860	0	1,727,871

Total assets	$1,218,322	$89,250	$629,063	$0	$1,936,635

	Year Ended December 31, 2010
	United States	Europe	Asia	Elimination	Consolidated
	(In thousands)
Sales to unaffiliated customers	$298,360	$53,334	$997,464	$0	$1,349,158
Transfers between geographic locations	15,239	14,298	381,538	(411,075)	0

Total net sales	$313,599	$67,632	$1,379,002	$(411,075)	$1,349,158

Operating income (loss)	$38,954	$(10,947)	$271,731	$0	$299,738
Long-lived assets	$204,695	$12,638	$1,236	$0	$218,569
All other identifiable assets	1,037,821	59,522	516,485	0	1,613,828

Total assets	$1,242,516	$72,160	$517,721	$0	$1,832,397

NOVELLUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	United States	Europe	Asia	Elimination	Consolidated
	(In thousands)
Sales to unaffiliated customers	$165,004	$60,933	$413,257	$0	$639,194
Transfers between geographic locations	24,289	20,765	137,031	(182,085)	0

Total net sales	$189,293	$81,698	$550,288	$(182,085)	$639,194

Operating loss	$(25,845)	$(20,749)	$(29,382)	$0	$(75,976)
Long-lived assets	$221,349	$15,910	$1,852	$0	$239,111
All other identifiable assets	963,066	62,183	294,618	0	1,319,867

Total assets	$1,184,415	$78,093	$296,470	$0	$1,558,978

Revenue for each geographic area is recognized from the locations within a designated geographic region in accordance with our revenue recognition policy. Transfers and commission arrangements between geographic areas are at prices sufficient to recover a reasonable profit.

Note 20.    Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred expenses of $1.0 million, $1.0 million, and $0.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

During parts of both 2011 and 2010, an immediate family member of one of our executive officers was a partner at a law firm that provides various services for the company. We incurred total expenses of $1.2 million and $1.8 million for services performed by the law firm for years ended December 31, 2011 and 2010, respectively.

We employ, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amount recognized for these immediate family members during the years ended December 31, 2011, 2010, and 2009 were $0.5 million, $0.6 million, and $0.5 million, respectively.

Note 21.    Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 26, 2011	June 25, 2011	September 24, 2011	December 31, 2011
	(In thousands, except per share amounts)
Net sales	$413,185	$350,223	$306,731	$282,711
Gross profit	$208,278	$176,310	$147,907	$132,230
Net income	$96,358	$64,733	$51,082	$38,506
Basic net income per share	$1.07	$0.81	$0.74	$0.57
Diluted net income per share	$1.04	$0.79	$0.73	$0.56
Shares used in basic per share calculations	90,321	80,068	68,883	66,973
Shares used in diluted per share calculations	92,855	82,074	70,379	69,032

	Quarter Ended
	March 27, 2010	June 26, 2010	September 25, 2010	December 31, 2010
	(In thousands, except per share amounts)
Net sales	$276,229	$321,369	$367,203	$384,357
Gross profit	$133,967	$156,938	$180,429	$194,000
Net income	$41,256	$63,308	$76,265	$81,503
Basic net income per share	$0.43	$0.67	$0.83	$0.91
Diluted net income per share	$0.43	$0.66	$0.82	$0.89
Shares used in basic per share calculations	96,000	94,065	91,512	89,576
Shares used in diluted per share calculations	96,672	95,332	92,859	91,934

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Novellus Systems, Inc.

We have audited the accompanying consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novellus Systems, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Novellus Systems, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Jose, California

February 24, 2012

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles applied in the United States.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Novellus Systems, Inc.:

We have audited Novellus Systems, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Novellus Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Novellus Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Novellus Systems, Inc. as of December 31, 2011 and 2010, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Novellus Systems, Inc., and the financial statement schedule listed in the index at Item 15(a)(2), and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Jose, California

February 24, 2012

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

The information required by this item is included under (i) “Proposal No. 1: Election of Directors” as it relates to members of our Board of Directors, including our Audit Committee and our Audit Committee financial experts, our code of ethics and any changes to procedures by which security holders may recommend nominees to our Board of Directors, (ii) “Other Information — Executive Officers” as it relates to our executive officers, and (iii) “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” as it relates to information concerning Section 16(a) beneficial ownership reporting compliance, in our Proxy Statement, to be filed in connection with our 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is included under (i) “Executive Compensation” as it relates to compensation of our executive officers and our assessment of our compensation policies and practices as they relate to our risk management, (ii) “Proposal No. 1: Election of Directors” as it relates to the compensation of our directors, our Compensation Committee disclosure pursuant to Item 407(e)(4) of Regulation S-K, and (iii) “Compensation Committee Report” as it relates to disclosure pursuant to Item 407(e)(5) of Regulation S-K in our Proxy Statement, to be filed in connection with our 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is included under (i) “Other Information — Security Ownership of Certain Beneficial Owners and Management” as it relates to security ownership of certain beneficial owners and management, and (ii) “Executive Compensation — Equity Compensation Plan Information” as it relates to our equity compensation plans, in our Proxy Statement, to be filed in connection with our 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under “Proposal No. 1: Election of Directors” and “Other Information — Certain Relationships and Related Transactions” in our Proxy Statement, to be filed in connection with our 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” in our Proxy Statement, to be filed in connection with our 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements and Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — Years Ended December 31, 2011, 2010, and 2009. Consolidated Balance Sheets as of December 31, 2011 and 2010. Consolidated Statements of Cash Flows — Years Ended December 31, 2011, 2010, and 2009. Consolidated Statement of Shareholders’ Equity — Years Ended December 31, 2011, 2010, and 2009. Notes to Consolidated Financial Statements. Reports of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.1(1)	Agreement and Plan of Merger among Lam Research Corporation, BLMS Inc. and Novellus Systems, Inc. dated December 14, 2011

3.1(2)	Amended and Restated Articles of Incorporation of Novellus.

3.2(3)	Amended and Restated Bylaws of Novellus.

4.1(4)	Indenture between Novellus Systems, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee, dated as of May 10, 2011, including the form of 2.625% Senior Convertible Notes due 2041.

10.1(5)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.2(6)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

*10.3(7)	Novellus’ 1992 Stock Option Plan, together with forms of agreements thereunder.

*10.4(8)	Amended and Restated 1992 Employee Stock Purchase Plan, as amended.

*10.5(9)	Form of Directors and Officers Indemnification Agreement.

*10.6(10)	GaSonics International Corporation 1994 Stock Option/Stock Issuance plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.7(11)	Gamma Precision Technology, Inc. 1998 Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.8(12)	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.

*10.9(13)	Novellus 2001 Stock Incentive Plan, as amended, together with forms of agreement thereunder.

*10.10(14)	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.

*10.11(15)	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

*10.12(16)	Integrated Process Equipment Corporation 1992 Stock Option Plan, as assumed by Novellus.

10.13(17)	Lease Agreement between Seldin Properties and Integrated Process Equipment Corp. dated December 26, 1996.

10.14(18)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.

*10.15(19)	Restricted Stock Purchase Agreement between Novellus and Richard S. Hill dated December 13, 2002.

10.16(20)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*10.17(21)	Amended and Restated Employment Agreement between Novellus and Richard S. Hill effective as of July 24, 2009.

10.18(22)	Form of Non-Employee Director Restricted Stock Bonus Agreement, as amended.

10.19(23)	Form of Resale Restriction Agreement.

*10.20(24)	Offer Letter of Employment to Ginetto Addiego dated February 2, 2005.

*10.21(25)	Offer Letter of Employment to Fusen Chen dated October 4, 2004.

*10.22(26)	Amended Executive Voluntary Deferred Compensation Plan, as amended.

*10.23(27)	Novellus 162(m) Executive Bonus Plan

10.24(28)	Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A., dated June 17, 2009.

10.25(29)	First Amendment to Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A., dated September 23, 2009.

*10.26(30)	Restricted Stock Purchase Agreement between Novellus Systems, Inc. and Richard S. Hill dated January 28, 2010.

10.27(31)	Letter Agreement (as modified) between Novellus Systems, Inc. and Jeffrey Benzing, dated May 21, 2010.

*10.28(32)	Accelerated Stock Vesting Retirement Plan Summary.

*10.29(33)	Notice of Restricted Stock Unit Award for Grantees Outside the European Union.

*10.30(34)	Notice of Stock Option Award for Grantees Outside the European Union.

10.31(35)	Second Amendment to Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A., dated April 26, 2011.

10.32(36)	Third Amendment to Credit Agreement by and between Novellus Systems, Inc. and Bank of America, N.A., dated May 12, 2011.

*10.33(37)	Novellus Systems, Inc. 2011 Stock Incentive Plan, dated May 10, 2011.

*10.34(38)	Forms of award agreements under the 2011 Stock Incentive Plan.

*10.35(39)	Amended and Restated Employment Agreement between Novellus Systems, Inc. and Richard S. Hill, dated June 9, 2011.

*10.36(40)	Voting Agreement between Lam Research Corporation and the undersigned Shareholders of Novellus Systems, Inc., dated December 14, 2011.

21.1	Subsidiaries of Novellus Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 89).

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 24, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 24, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 24, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 24, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

(1)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2011 (SEC File No. 000-17157).

(2)	Incorporated by reference to the exhibit with the corresponding exhibit number in Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000 (SEC File No. 000-17157).

(3)	Incorporated by reference to Exhibit 3.2 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2010 (SEC File No. 000-17157).

(4)	Incorporated by reference to Exhibit 4.1 to Novellus’ report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2011 (SEC File No. 000-17157).

(5)	Incorporated by reference to Exhibit 2.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997 (SEC File No. 000-17157).

(6)	Incorporated by reference to Exhibit 2.6 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 1997 (SEC File No. 000-17157).

(7)	Incorporated by reference to Exhibit 10.30 filed with Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 1993 (SEC File No. 000-17157).

(8)	Incorporated by reference to Exhibit 10.4 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009 (SEC File No. 000-17157).

(9)	Incorporated by reference to Exhibit 10.1 filed with Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002 (SEC File No. 000-17157).

(10)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001 (SEC File No. 000-17157).

(11)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001 (SEC File No. 000-17157).

(12)	Incorporated by reference to Exhibit 10.33 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001 (SEC File No. 000-17157).

(13)	Incorporated by reference to Exhibit 10.9 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009 (SEC File No. 000-17157).

(14)	Incorporated by reference to Exhibit 10.30 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 (SEC File No. 000-17157).

(15)	Incorporated by reference to Exhibit 10.31 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 (SEC File No. 000-17157).

(16)	Incorporated by reference to Exhibit 10.32 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 (SEC File No. 000-17157).

(17)	Incorporated by reference to Exhibit 10.35 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 (SEC File No. 000-17157).

(18)	Incorporated by reference to Exhibit 10.39 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2003 (SEC File No. 000-17157).

(19)	Incorporated by reference to Exhibit 10.41 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004 (SEC File No. 000-17157).

(20)	Incorporated by reference to Exhibit 99.1 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2004 (SEC File No. 000-17157).

(21)	Incorporated by reference to Exhibit 10.19 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2008 (SEC File No. 000-17157).

(22)	Incorporated by reference to Exhibit 10.3 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2005 (SEC File No. 000-17157).

(23)	Incorporated by reference to Exhibit 10.34 to Novellus’ Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2005 (SEC File No. 000-17157).

(24)	Incorporated by reference to Exhibit 10.26 to Novellus’ Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007 (SEC File No. 000-17157).

(25)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2008 (SEC File No. 000-17157).

(26)	Incorporated by reference to Exhibit 10.28 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2008 (SEC File No. 000-17157).

(27)	Incorporated by reference to Exhibit 10.27 to Novellus’ Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009 (SEC File No. 000-17157).

(28)	Incorporated by reference to Exhibit 10.28 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2009 (SEC File No. 000-17157).

(29)	Incorporated by reference to Exhibit 10.29 to Novellus’ report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009 (SEC File No. 000-17157).

(30)	Incorporated by reference to Exhibit 10.28 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010 (SEC File No. 000-17157).

(31)	Incorporated by reference to Exhibit 10.29 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2010 (SEC File No. 000-17157).

(32)	Incorporated by reference to Exhibit 10.30 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2010 (SEC File No. 000-17157).

(33)	Incorporated by reference to Exhibit 10.28 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2010 (SEC File No. 000-17157).

(34)	Incorporated by reference to Exhibit 10.31 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2010 (SEC File No. 000-17157).

(35)	Incorporated by reference to Exhibit 10.1 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2011 (SEC File No. 000-17157).

(36)	Incorporated by reference to Exhibit 10.1 to Novellus’ report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011 (SEC File No. 000-17157).

(37)	Incorporated by reference to Exhibit 10.1 to Novellus’ report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2011 (SEC File No. 000-17157).

(38)	Incorporated by reference to Exhibit 10.1 to Novellus’ report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2011 (SEC File No. 000-17157).

(39)	Incorporated by reference to Exhibit 10.1 to Novellus’ report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2011 (SEC File No. 000-17157).

(40)	Incorporated by reference to Exhibit 10.1 in Novellus’ report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2011 (SEC File No. 000-17157).

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 24th day of February, 2012.

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

Signature	Title	Date

/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 24, 2012

/s/ John D. Hertz John D. Hertz	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2012

/s/ Neil R. Bonke Neil R. Bonke	Director	February 24, 2012

/s/ Youssef A. El-Mansy Youssef A. El-Mansy	Director	February 24, 2012

/s/ Glen G. Possley Glen G. Possley	Director	February 24, 2012

/s/ Ann D. Rhoads Ann D. Rhoads	Director	February 24, 2012

/s/ Krishna Saraswat Krishna Saraswat	Director	February 24, 2012

/s/ William R. Spivey William R. Spivey	Director	February 24, 2012

/s/ Delbert A. Whitaker Delbert A. Whitaker	Director	February 24, 2012

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2011, 2010 and 2009

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts (1)
2011	$1,755	$447	$(596)	$1,606
2010	$2,606	$246	$(1,097)	$1,755
2009	$4,057	$1,495	$(2,946)	$2,606

(1)	Deductions represent uncollectible accounts written off, net of recoveries and other adjustments.

EXHIBIT INDEX

21.1	Subsidiaries of Novellus Systems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 89).

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 24, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 24, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated February 24, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated February 24, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document