Form 10-K/A
period 2011-12-31
NOVELLUS SYSTEMS INC
filed 2012-03-23
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 25, 2011, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was $2,447,151,390 based on the average of the high and low price of the Common Stock as reported on the NASDAQ Global Select Market on such date.

The number of shares of the Registrant’s Common Stock outstanding on February 28, 2012 was 70,803,891.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE FOR FORM 10-K/A

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Novellus Systems, Inc. in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which was previously omitted in reliance on Instruction G to Form 10-K from its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2012 (the “Original Filing”). We are not filing our definitive proxy statement for our 2012 annual shareholder meeting within 120 days of the end of our most recent fiscal year as required under Instruction G to Form 10-K in order to incorporate information contained in the definitive proxy statement into the Form 10-K. This Amendment discloses such information herein. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

The Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Name	Age	Principal Occupation	Director Since

Richard S. Hill	60	Chairman of the Board of Directors and Chief Executive Officer of the Company	1993

Neil R. Bonke	70	Retired semiconductor equipment industry executive, private investor	2004

Youssef A. El-Mansy	67	Retired Vice President, Director of Logic Technology Development, Intel Corporation	2004

Glen G. Possley	71	Managing General Partner of Glen-Ore Associates, a consulting enterprise focused on the semiconductor business	1991

Ann D. Rhoads	46	Executive Vice President and Chief Financial Officer of Zogenix, Inc., a pharmaceutical company	2003

Krishna Saraswat	64	Professor of Engineering, Stanford University	2011

William R. Spivey	65	Retired President and Chief Executive Officer of Luminent, Inc.	1998

Delbert A. Whitaker	68	Retired Senior Vice President, Texas Instruments, Inc.	2002

Mr. Hill has been Chief Executive Officer and a member of the Board of Directors of the Company since December 1993. In May 1996, he was appointed Chairman of the Board of Directors. From 1981 to 1993, Mr. Hill was employed by Tektronix, Inc., a provider of communications network management and diagnostic solutions, where he held various positions, including President of the Tektronix Development Company, Vice President of the Test & Measurement Group, and President of Tektronix Components Corporation. Prior to joining Tektronix, Inc., Mr. Hill held engineering or management positions at General Electric Corporation, a multinational technology services conglomerate; Motorola Inc., a communications company; and Hughes Aircraft Company, an aerospace and defense company. Mr. Hill holds a Bachelor of Science degree in Bioengineering from the University of Illinois and a Masters of Business Administration from Syracuse University. Mr. Hill is also a member of the Board of Directors of LSI Logic Corp., Arrow Electronics, Inc. and the University of Illinois Foundation. Mr. Hill was a member of the Board of Directors of SemiLEDs from December 2010 to February 2012.

The Board of Directors has concluded that Mr. Hill should serve as a director of the Company because of his more than 18 years of experience as Chief Executive Officer and Chairman of the Board of the Company, his more than 35 years of semiconductor industry experience and his educational background in finance.

Mr. Bonke became a member of the Board of Directors in April 2004. Mr. Bonke is a private investor and is the retired Chairman of the Board of Directors and Chief Executive Officer of Electroglas, Inc., a semiconductor test equipment manufacturer. He also serves on the Board of Directors of Sanmina-SCI Corporation, an electronics manufacturing services company. Mr. Bonke is a past director of the San Jose State University Foundation. Mr. Bonke holds a Bachelor of Science degree in Engineering and Technical Marketing from Clarkson University.

The Board of Directors has concluded that Mr. Bonke should serve as a director of the Company because of his knowledge of the semiconductor industry, management experience, financial expertise and service as a director of publicly-traded semiconductor companies. In addition, the Board of Directors has based its recommendation on Mr. Bonke’s knowledge of the business and operations of the Company, resulting from his service as a director of the Company since 2004.

Mr. El-Mansy became a member of the Board of Directors in April 2004. Mr. El-Mansy is the retired Vice President, Director of Logic Technology Development, at Intel Corporation (“Intel”), a leading producer of microchips, computing and communications products, where he was responsible for managing technology development, the processor design center for Intel’s Technology and Manufacturing Group and two wafer manufacturing facilities. Mr. El-Mansy joined Intel in 1979 and led microprocessor technology development at Intel for 20 years. Prior to joining Intel, Mr. El-Mansy held engineering positions at Bell Northern Research, a telecommunications company in Canada. From July 2004 until June 2009, Mr. El-Mansy also served on the Board of Directors of Zygo Corporation, a designer and manufacturer of optical systems. Mr. El-Mansy holds Bachelor of Science and Masters degrees in Electronics and Communications from Alexandria University in Egypt and a Ph.D. in Electronics from Carleton University in Ottawa, Canada.

The Board of Directors has concluded that Mr. El-Mansy should serve as a director of the Company because of his more than 30 years of experience as an engineer and executive focused on the manufacturing of technological devices and components, as well as his public company experience as a director and member of the Compensation Committee of Zygo Corporation. This experience enables Mr. El-Mansy to provide management with a relevant technical and business perspective. In addition, the Board of Directors has based its recommendation on Mr. El-Mansy’s knowledge of the business and operations of the Company, resulting from his service as a director of the Company since 2004.

Mr. Possley joined the Board of Directors in July 1991. Since January 2000 he has been a managing general partner of Glen-Ore Associates, a consulting enterprise focused on the semiconductor industry. Since 2003 he has served as an Executive Adviser and Investor for the Silicon Border Project. From October 1997 through December 1999, Mr. Possley was an associate consultant at N-Able Group, a semiconductor consulting company. From March 1994 to September 1997, Mr. Possley was President of SubMicron Technology, PCL, a semiconductor wafer manufacturing company. From April 1992 to May 1994, he was Senior Vice President of Manufacturing at Ramtron International, a semiconductor company. From January 1991 to March 1992, he was Vice President, Operations at Sandisk, Inc., a manufacturer of solid state memory systems. From January 1986 to December 1990, Mr. Possley was Senior Vice President of Manufacturing for Philips Semiconductor, Inc., a semiconductor company. Prior to joining Philips Semiconductor, Inc., he was Vice President, Wafer Fabrication and Research and Development at United Technologies Mostek, a multinational conglomerate, and held management and engineering positions with the Semiconductor Products Sector of Motorola Inc., a provider of broadband and wireless communications; Texas Instruments, Inc., a semiconductor company; Fairchild Camera and Instrument Corporation, an electronic research and development company, and the semiconductor division of General Electric Corporation, a multinational technology services conglomerate. Mr. Possley was also a director of Catalyst Semiconductor, Inc., until October 2008 when Catalyst was merged with ON Semiconductor, and was a director of ASAT Holdings Limited and ASAT New Finance, a global provider of semiconductor assembly, test, and design services, until February 2010 when ASAT Holdings Limited was sold to United Test and Assembly Corp. (UTAC) of Singapore. Mr. Possley holds a Bachelor of Science degree in Mathematics from Western Illinois University and a Ph.D. in Physical Chemistry from the University of Kentucky.

The Board of Directors has concluded that Mr. Possley should serve as a director of the Company because of his experience as an engineer and senior executive of several semiconductor fabrication and manufacturing companies. In addition, the Board of Directors has based its recommendation on Mr. Possley’s experience as a director of public companies and his knowledge of the business and operations of the Company, resulting from his service as a director of the Company since 1991.

Ms. Rhoads joined the Board of Directors in February 2003. Since March 2010 she has been Executive Vice President and Chief Financial Officer of Zogenix, Inc., a pharmaceutical company. From 2000 through the end of 2009, Ms. Rhoads served as the Chief Financial Officer of Premier, Inc., a healthcare supply management company. From 1998 to 2000, she was Vice President, Strategic Initiatives at Premier, Inc. From 1993 to 1998, Ms. Rhoads was a Vice President of The Sprout Group, an institutional venture capital firm. Ms. Rhoads holds a Bachelor of Science degree in finance from the University of Arkansas and a Masters degree from the Harvard Graduate School of Business Administration.

The Board of Directors has concluded that Ms. Rhoads should serve as a director and member of the Audit Committee of the Company because of her managerial experience and her financial skills and expertise. Ms. Rhoads’ qualifications include her service as Executive Vice President and Chief Financial Officer of Zogenix, her experience as an investment professional for The Sprout Group and her undergraduate and graduate degrees in Finance. In addition, the Board of Directors has based its recommendation on Ms. Rhoads’ knowledge of the business and operations of the Company, resulting from her service as a director of the Company since 2003.

Mr. Saraswat was elected to the Board of Directors in February 2011. He has served as a Professor of Electrical Engineering at Stanford University since 1983. He is also the Rickey/Nielsen Chair Professor in the School of Engineering and a Professor of Material Science and & Engineering at Stanford University. He is engaged in research on new and innovative materials, structures, and process technology of silicon, germanium and III-V devices to continue scaling MOS transistors, DRAMs and flash memories to nanometer regime; 3-dimentional ICs with multiple layers of heterogeneous devices; and metal and optical interconnections for VLSI and nanoelectronics. Mr. Saraswat received his M.S. and Ph.D. degrees in Electrical Engineering in 1969 and 1974, respectively, from Stanford University.

The Board of Directors has concluded that Mr. Saraswat should serve as a director of the Company because of his diverse and extensive experience in research and development of materials, structures and process technology directly related to our industry and as a professor studying and teaching electrical engineering in those areas. Additionally, the Board of Directors has based its recommendation on Mr. Saraswat’s strong academic credentials, including his recognition as a recipient of numerous awards and his publication of more than 650 technical papers.

Mr. Spivey joined the Board of Directors in May 1998. From 2000 to 2001, he was President, Chief Executive Officer and a Director of Luminent, Inc., a producer of fiber optic components. From 1997 to 2000, he was Group President, Network Products Group of Lucent Technologies a producer of world-wide communications products. From 1994 to 1997, he was Vice President of the Systems and Components Group of AT&T, a communications company. From 1991 to 1994, he was the President of Tektronix Development Company and Group President at Tektronix, Inc., a provider of communications network management and diagnostic solutions. Previously, Mr. Spivey held managerial positions at Honeywell, Inc. and General Electric Corporation, multinational technology services companies with broad business divisions. Mr. Spivey also serves on the Board of Directors of Cascade Microtech, Inc., Laird PLC and Raytheon Company. He also served on the Board of Directors of Lyondell Chemical Co. from 2000 to 2007, and ADC Telecommunications from 2004 to 2010. Mr. Spivey holds a Bachelor of Science degree in Physics from Duquesne University, a Masters degree in Physics from Indiana University of Pennsylvania and a Ph.D. in Management from Walden University.

The Board of Directors has concluded that Mr. Spivey should serve as a director of the Company because of his managerial experience at several technology companies and his service as a director of multiple public companies during the past 12 years. In addition, the Board of Directors has based its recommendation on Mr. Spivey’s knowledge of the business and operations of the Company, resulting from his service as a director of the Company since 1998.

Mr. Whitaker joined the Board of Directors in March 2002. From 1968 to 2000, Mr. Whitaker was employed by Texas Instruments, Inc., a semiconductor company, where he held positions including Senior Vice President of Worldwide Analog and Standard Logic, Vice President of US Semiconductor Business, and various management positions in product departments, marketing and sales. Prior to joining Texas Instruments, Inc., Mr. Whitaker held an engineering position at General Electric Corporation, a multinational technology services conglomerate. Mr. Whitaker holds a Bachelor of Science degree in Electrical Engineering from Texas A&M University where he is a member of the Engineering Advisory Board.

The Board of Directors has concluded that Mr. Whitaker should serve as a director of the Company because of his more than 30 years of engineering and executive experience in the semiconductor industry and his expertise in the fields of sales and marketing. In addition, the Board of Directors has based its recommendation on Mr. Whitaker’s knowledge of the business and operations of the Company, resulting from his service as a director of the Company since 2002.

Directors Emeritus

Mr. Litster is a Professor of Physics at the Massachusetts Institute of Technology (“MIT”). He served as a director of the Company from 1998 until the Company’s annual meeting of shareholders held in 2010. Mr. Litster was appointed as a director emeritus of the Company in May 2010. From 1991 to 2001, he was Vice President and Dean for Research at MIT. From 1983 through 1988, he was the director of MIT’s Center for Materials Science and Engineering, and from 1988 through 1992 he was the director of the Francis Bitter National Magnet Laboratory at MIT. Mr. Litster is a fellow of the American Physical Society, the American Academy of Arts and Sciences and the American Association for the Advancement of Science. In 1993, Mr. Litster was awarded the Irving Langmuir Prize by the American Physical Society. Mr. Litster holds a Bachelor of Engineering degree from McMaster University in Hamilton, Ontario, Canada, and a Ph.D. in Physics from MIT.

Mr. Nishi joined the Board of Directors in May 2002. Mr. Nishi is a Professor of Electrical Engineering and Director of Research of Stanford Center for Integrated Systems. Mr. Nishi joined Stanford University in May 2002 after serving as Director of Research and Development and Senior Vice President at Texas Instruments, Inc., a semiconductor company, from 1995 to 2002. Mr. Nishi joined Texas Instruments, Inc. in 1995 as Vice President and Director of Research and Development for the Semiconductor Group. From 1986 to 1995, Mr. Nishi held various senior management positions in research and development at Hewlett Packard

Company, a leading provider of products, technologies, software, solutions and services. From 1969 to 1985, Mr. Nishi held various managerial positions at Toshiba Corporation, an electronics corporation. From 1986 to 2002, Mr. Nishi was a Consulting Professor in the Department of Electrical Engineering and served on the Advisory Committee for the Center for Integrated Systems at Stanford University. From 1993 to 1996, Mr. Nishi taught at Waseda University in Japan as a visiting professor of the Material Sciences and Engineering Department and the Electronic Communication Engineering Department for intensive courses. Mr. Nishi served on a wide range of boards, committees and advisory boards including The Development Board and Executive Committee for the University of Texas, the Board of Directors of the Japan-America Society of Dallas/Fort Worth, the Advisory Committee, Information Sciences & Technology, Lawrence Livermore National Laboratory, the Board of Directors of SEMATECH and the Supervisory Board of Qimonda A.G. Mr. Nishi holds a Bachelor of Engineering degree in Metallurgy from Waseda University and a Ph.D. in Electronics Engineering from the University of Tokyo.

Executive Officers

In addition to Mr. Hill, the executive officers of the Company as of March 23, 2012, were as follows:

Name	Age	Title
Timothy M. Archer	44	Chief Operating Officer

Fusen E. Chen	52	Executive Vice President, Semiconductor Systems Products

Andrew J. Gottlieb	45	Vice President, General Counsel, and Secretary

John D. Hertz	45	Vice President and Chief Financial Officer

Mr. Archer is currently the Chief Operating Officer, a position that he has held since January 2011. Since joining the Company in 1994, Mr. Archer has held a number of positions, including Executive Vice President of Sales, Marketing and Customer Satisfaction from September 2009 to January 2011; Executive Vice President, PECVD and Electrofill Business Units from November 2008 to September 2009; Senior Vice President, PECVD and Electrofill from September 2007 to November 2008; Senior Vice President, Dielectrics Business Group from February 2006 to September 2007; Senior Vice President, PECVD and Electrofill Business Unit from October 2005 to February 2006; Vice President and General Manager for the Electrofill Business Unit from April 2002 to October 2005; Senior Director of Technology for the Electrofill Business Unit from April 2001 to April 2002; and Senior Director of Technology for Novellus Systems Japan from July 1999 to April 2001. Prior to joining the Company, Mr. Archer was employed at Tektronix, Inc., a provider of communications network management and diagnostic solutions. Mr. Archer completed the Program for Management Development at Harvard Business School and holds a Bachelor of Science degree in Applied Physics from the California Institute of Technology.

Mr. Chen is currently Executive Vice President, Semiconductor Systems Products. Mr. Chen joined the Company in October 2004 as Senior Vice President of Asia-Pacific Operations. He also held the position of Executive Vice President and Chief Technology Officer from October 2005 to September 2009. From January 1994 to September 2004, Mr. Chen was employed at Applied Materials, Inc. (“Applied Materials”), a provider of nanomanufacturing technology solutions, as the Group Vice President and General Manager for the Copper Physical Vapor Deposition (PVD) & Interconnect Product Business Group. Prior to joining Applied Materials, Mr. Chen worked at LSI Logic and SGS-Thomson Microelectronics, both semiconductor companies. Mr. Chen received his Bachelor of Science degree in Materials Science & Engineering from the National Tsing Hua University in Taiwan and his doctorate in Materials Science & Engineering from the State University of New York at Stony Brook. He holds more than 60 U.S. patents and has authored over 50 technical publications. Mr. Chen was a member of the Board of Directors of GT Solar International, Inc. from May 2008 to May 2011. He also served on the Board of Directors of Electroglas, Inc., a semiconductor test equipment manufacturer, from 2006 until 2008.

Mr. Gottlieb is currently the Vice President, General Counsel and Secretary. He joined the Company in October 2008 as Vice President, Global Tax and became Vice President, General Counsel in April 2010 and Secretary in October 2010. From October 2004 to September 2008, Mr. Gottlieb held tax management positions at Cisco Systems, a networking solutions company. Mr. Gottlieb has also held senior corporate and litigation positions at Sigma Networks, an IT service provider, Sun Microsystems, a computer hardware and software company, and Baker & McKenzie, a law firm. He has also held counsel positions with the U.S. Department of the Treasury with assignments to the U.S. Department of Justice. Mr. Gottlieb received his Bachelor of Arts degree in Economics from the University of Arizona, and his Juris Doctorate from Ohio State University.

Mr. Hertz is currently the Vice President and Chief Financial Officer, a position he has held since June 2010. He previously served as the Vice President of Corporate Finance and Principal Accounting Officer, a position he had held since October 2007. Mr.

Hertz joined the Company in June 2007 as Vice President and Corporate Controller. Prior to joining the Company, Mr. Hertz worked for Intel Corporation, a leading producer of microchips, computing and communications products, where he held a number of positions, including Central Finance Controller of the Digital Enterprise Group from October 2006 through June 2007, Finance Controller of the Enterprise Platform Services Division from April 2005 through October 2006 and Accounting Policy Controller from June 2000 through April 2005. Prior to joining Intel, Mr. Hertz was a Senior Manager with KPMG, a global company that provides audit, tax and advisory services. Mr. Hertz received his Bachelor of Science in Business with an accounting emphasis from Montana State University and was a Practice Fellow at the Financial Accounting Standards Board from July 1998 to June 2000.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC and NASDAQ. Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required to have been filed for such persons, the Company believes that its executive officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to them in 2011, except the Company inadvertently failed to timely file one Form 4 on behalf of Mr. Gottlieb to report a disposition of shares and two Form 4s for Mr. Hill to report multiple transactions were filed late due to technical issues with the reporting software used to process the filings.

Board Meetings and Committees

The Board of Directors held fourteen meetings during 2011. During the last year, no director attended fewer than 75% of the meetings of the Board of Directors and its committees on which he or she served that were held during the period in which he or she was a director. The Company encourages, but does not require, members of the Board of Directors to attend the annual meeting of shareholders. All of the members of the Board of Directors attended the 2011 annual meeting of shareholders.

The Board of Directors has an Audit Committee, a Compensation Committee and a Governance and Nominating Committee.

Audit Committee. During 2011, Ms. Rhoads and Messrs. Bonke, Possley and Whitaker served on the Audit Committee, which held eight meetings over the course of the year. Mr. Bonke is the chair of the Audit Committee. The Audit Committee oversees the accounting and financial reporting processes of the Company as well as the audits of the Company’s financial statements. The Audit Committee appoints and approves the services performed by the Company’s independent registered public accounting firm and is responsible for reviewing and evaluating the Company’s accounting principles and its system of internal control over financial reporting. All members of the Audit Committee meet the standards for independence set forth in Rule 10A-3(b) promulgated under the Exchange Act, and have been determined by the Board of Directors to be “independent” as that term is defined in Listing Rule 5605(a)(2) of the NASDAQ listing standards. The Board of Directors has further determined that Ms. Rhoads and Mr. Bonke are each an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and are each independent as required by the applicable NASDAQ listing standards.

The Audit Committee operates under a written charter that sets forth its functions and responsibilities. A copy of the charter is posted on the Company’s website at www.novellus.com.

Compensation Committee. During 2011, Ms. Rhoads and Messrs. El-Mansy, Spivey and Whitaker served on the Compensation Committee, which held eight meetings during the year. Mr. El-Mansy is the chair of the Compensation Committee. All members of the Compensation Committee are “independent” directors within the meaning of Listing Rule 5605(a)(2) of the NASDAQ listing standards. The Compensation Committee administers the issuance of restricted stock and restricted stock units and the granting of options to purchase stock of the Company pursuant to the Company’s stock plans and, in accordance with the terms of the respective stock plans, determines the terms and conditions of such issuances and grants. In addition, the Compensation Committee reviews and approves the Company’s executive compensation policy, conducts an annual review of the compensation of each senior executive and makes recommendations to the Board of Directors regarding compensation for the Chief Executive Officer. For more information regarding the process and procedures for setting executive compensation, as well as information regarding Towers Watson, our compensation consultant during 2011, see below under the caption “Executive Compensation and Related Information—Compensation Discussion and Analysis.”

The Compensation Committee operates under a written charter that sets forth its functions and responsibilities. A copy of the charter is posted on the Company’s website at www.novellus.com.

Governance and Nominating Committee (the “Governance Committee”). During 2011, Messrs. Bonke, El-Mansy, Possley, Saraswat and Spivey served on the Governance Committee, which held three meetings during the year. Mr. Spivey is the chair of the Governance Committee. All members of the Governance Committee are “independent” directors within the meaning of Listing Rule 5605(a)(2) of the NASDAQ listing standards. The Governance Committee monitors the size and composition of the Board of Directors. Also, prior to the Company’s annual meeting of shareholders, the Governance Committee, pursuant to qualification guidelines, assists the Board of Directors in selecting the candidates that will be presented to the Company’s shareholders for election as directors at the next annual meeting. The Governance Committee considers and makes recommendations to the Board of Directors regarding any shareholder recommendations for candidates to serve on the Board of Directors. However, the Governance Committee has not adopted a formal process for that consideration because it believes that the informal consideration process has been adequate given the small number of shareholder recommendations in the past. Pursuant to the Bylaws, shareholders wishing to recommend candidates for consideration by the Governance Committee may do so by writing to Andrew J. Gottlieb, Corporate Secretary of the Company at 4000 North First Street, San Jose, California 95134, providing the candidate’s name, biographical data and qualifications, a document indicating the candidate’s willingness to act if elected, and evidence of the nominating shareholder’s ownership of Common Stock not less than 90 nor more than 150 days prior to the next annual meeting of shareholders to assure time for meaningful consideration by the Governance Committee. There is no difference in the manner in which the Governance Committee evaluates nominees for director based on whether the nominee is recommended by a shareholder, by management or by the Board of Directors.

In reviewing potential candidates to serve on the Board of Directors, the Governance Committee considers experience in the semiconductor equipment industry, general business or other experience, the Company’s need for additional or replacement directors, the candidate’s interest in the business of the Company, and other subjective criteria. Of greatest importance are the individual’s integrity, willingness to be actively involved and ability to bring to the Company experience and knowledge in areas that are most beneficial to the Company. The Board of Directors intends to continue to evaluate candidates for election to the Board of Directors on the basis of the foregoing criteria.

Diversity is one of the factors considered by the Governance Committee in the director nomination process. The overriding principle guiding our director nomination process is a desire to ensure that our Board of Directors as a whole collectively serves the interests of our shareholders. We believe that having diverse skills, experiences and perspectives represented on our Board of Directors provides the most value to the Company and its shareholders. When the Governance Committee evaluates diversity of director nominees, the Governance Committee considers the following diversity criteria, without assigning specific weights to any particular criteria:

•	Financial and accounting acumen;

•	Personal and professional integrity;

•	Business or management experience;

•	Semiconductor or related experience; and

•	Engineering or manufacturing experience.

All of the criteria set forth above are considered by the Governance Committee as it evaluates the directors that are nominated to serve on the Board of Directors. While the Governance Committee does not strive to make sure that every diversity factor listed above is represented on the Board of Directors, the Governance Committee does focus on making sure there is an appropriate mix, which the Governance Committee believes leads to more thoughtful and open Board of Director discussions and deliberations. The Governance Committee reviews and evaluates, at least annually, its performance and the performance of its members, including compliance with its charter and the effectiveness of its efforts to consider diversity in the director nomination process.

The Governance Committee operates under a written charter that sets forth its functions and responsibilities. A copy of the charter is posted on the Company’s website at www.novellus.com.

Board Leadership

The Board of Directors believes that our current practice of combining the roles of Chairman of the Board (“Chairman”) and Chief Executive Officer (“CEO”) generally provides an efficient and effective leadership model for the Company. Novellus is a high technology company which requires deep insight into emerging technologies, and only an executive immersed in the business can effectively lead the Board. We therefore believe the roles of CEO and Chairman are best combined. We believe that this governance structure provides the appropriate balance between the need for consistent strategic direction and the need for objectivity and independence of the non-management directors. The Company believes that having a combined role of Chairman and CEO helps ensure that the Company will have clear and consistent leadership on critical strategic objectives. This structure maximizes the likelihood that these objectives will be attained, while eliminating any risk of a distracting clash on these issues between a Chairman and CEO.

Lead Director

Mr. Spivey, an independent director who serves on the Compensation Committee and is the chair of the Governance Committee, was selected by the Board of Directors to serve as the lead director for all meetings of the non-management directors held in executive session. The lead director has the responsibility of presiding at all executive sessions of the Board of Directors, consulting with the Chairman on Board of Director and committee meeting agendas, acting as a liaison between management and the non-management directors, including maintaining frequent contact with the Chairman and advising him on various matters and facilitating communication between the non-management directors and management, as well as other responsibilities.

Directors Emeritus

A retired or departing director, at the invitation and discretion of the Board of Directors, may serve as director emeritus for up to two additional years following retirement or departure or for such other term as may be determined by the Board of Directors. The duties of a director emeritus include four hours of consulting services per quarter to the Board of Directors and management. A director emeritus may, at the discretion of the Board of Directors, attend meetings of the Board of Directors as a visitor; however, a director emeritus is not entitled to vote on matters considered by the Board of Directors.

Risk Management

The entire Board of Directors is responsible for reviewing and overseeing the Company’s internal risk management processes and policies to help ensure that the Company’s corporate strategy is functioning as directed and that necessary steps are taken to foster a culture of risk aware and risk-adjusted decision making throughout the Company. The Board of Directors has an active role, both as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board of Directors regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each. The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Audit Committee oversees management of financial risks, financial reporting and tax. The Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Corporate Governance

The Company has adopted a set of Principles of Corporate Governance. The Governance Committee is responsible for overseeing the Principles of Corporate Governance and reporting and making recommendations to the Board of Directors concerning corporate governance matters. The Principles of Corporate Governance are posted on the Company’s website at www.novellus.com.

Code of Conduct

The Board of Directors has adopted a Code of Conduct that applies to all directors, officers, and employees of the Company as required by applicable securities laws, rules of the SEC, and the applicable NASDAQ listing standards. The Code of Conduct is posted on the Company’s website at www.novellus.com. The Company will post on its website any amendments to, or waivers from, any provision of its Code of Conduct.

Communication between Shareholders and Directors

The Board of Directors does not currently have a formal process for shareholders to send communications to it. Nevertheless, every effort has been made to ensure that the views of shareholders are heard by the Board of Directors or by individual directors, as applicable, and that timely and appropriate responses are provided. The Board of Directors does not recommend that formal communication procedures be adopted at this time because it believes that informal communications are sufficient to communicate questions, comments and observations that could be useful to the Board of Directors. Shareholders wishing to formally communicate with the Board of Directors may send communications directly to Richard S. Hill, Chairman of the Board, and/or William R. Spivey, Lead Director, c/o Novellus Systems, Inc., 4000 North First Street, San Jose, California 95134.

Risk Assessment Related to the Company’s Compensation Programs

The Compensation Committee is primarily responsible for the design and oversight of the Company’s equity and executive compensation programs. The Compensation Committee also monitors the policies and practices of the Company’s overall compensation programs and has reviewed and discussed the concept of risk as it relates to the Company’s compensation programs. The Compensation Committee has concluded that none of the Company’s compensation programs create risks that are reasonably likely to have a material adverse effect on the Company. The incentive portions of each employee’s pay links performance-based short-term and long-term rewards to financial goals that serve the interests of the Company and the Company’s shareholders without encouraging unnecessary or excessive risk taking by Company employees.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Discussion and Analysis describes the Company’s executive compensation program as it relates to the following current officers of the Company (the “Named Executive Officers”), whose compensation information is presented in the tables which follow this section:

•	Richard S. Hill, Chairman of the Board and Chief Executive Officer

•	John Hertz, Vice President, Chief Financial Officer

•	Timothy M. Archer, Chief Operating Officer

•	Fusen E. Chen, Executive Vice President, Semiconductor Systems Products

•	Andrew J. Gottlieb, Vice President, General Counsel, and Secretary

EXECUTIVE SUMMARY

Compensation Philosophy

The Company’s compensation philosophy is to pay for performance. Accordingly, the compensation of each Novellus employee is based in part upon the financial achievement of the Company. In particular, a substantial portion of compensation for Mr. Hill, the Company’s Chairman and Chief Executive Officer, and the other Named Executive Officers is tied to the achievement of company-wide performance objectives. Compensation is reduced when performance objectives are not realized, and compensation is increased when performance objectives are exceeded. In establishing the corporate performance objectives, the Company looks to use the same metrics that it believes investors use in determining whether to purchase the Company’s stock: revenue growth, earnings and return on assets. As a result, compensation is driven by the achievement of the same results that the Company believes its investors are seeking.

2011 Financial Performance

Despite a slowdown in capital equipment spending in the second half of the year, net sales for fiscal year 2011 were $1.35 billion, unchanged from net sales for fiscal year 2010. Net income for the year was $250.7 million or $3.20 per diluted share compared with a net income of $262.3 million or $2.79 per diluted share for fiscal year 2010. The Company generated $363.3 million in cash flow from operations for fiscal year 2011.

Overview of Executive Compensation

The Company’s 2011 executive compensation program was designed to be consistent with the Company’s pay for performance philosophy and to be clear-cut and transparent. The primary elements were base salary, cash bonuses and equity awards, the aggregate of which is described as total direct compensation. As described in greater detail below, compensation decisions are largely driven so that total direct compensation is competitive with the peer companies with whom the Company competes for talent.

2011 Highlights and Changes

•

Base Salary: In December 2010, Messrs. Hill, Archer, Chen, Hertz and Gottlieb each received salary increases, effective January 1, 2011, and in December 2011, each received salary increases, effective January 1, 2012 (as described below under “Base Salary”).

•

Cash Bonus: In 2011, the Company exceeded the corporate performance objectives used in determining the payout of the Executive Bonus Program. The Corporate performance factor (as described below under “Executive Bonus Program”) which measures the Company’s financial performance for the fiscal year was 157% of target in 2011.

•

Equity Awards: Novellus’ three-year average gross burn rate of 3.81% was well below the 5.83% industry cap recommended by Institutional Shareholder Services (ISS). For fiscal year 2011, the gross burn rate was 3.61%.

•

In December 2011, Mr. Hill and the other Named Executive Officers each received an equity award as part of the annual performance review cycle. Mr. Hill received restricted stock that vests annually over a four year period. Mr. Archer received restricted stock units that vest annually over a two year period. Messrs. Chen, Hertz and Gottlieb each received restricted stock units that vest annually over a four year period.

•

The Company grants additional incentive awards to executive officers on a case by case basis. In January 2010, Mr. Hill received a special performance based restricted stock unit with vesting contingent upon his participation in certain succession planning activities. On December 17, 2010, 50% of this award vested on the appointment of Mr. Archer as the Company’s Chief Operating Officer. The remaining 50% of the award vested on December 14, 2011 following the board’s determination that Mr. Hill achieved the succession planning criteria.

•

In December 2011, the performance cycle for restricted stock units originally granted in December 2008 to Novellus executives, including Messrs. Archer, Chen and Hertz, concluded. Mr. Hill did not receive any equity awards in 2008, and Mr. Gottlieb did not receive restricted stock units in December of 2008 because his employment with Novellus began in October 2008. Forty percent (40%) of the total number of restricted stock units awarded to executives in December 2008 were to vest contingent upon meeting specified revenue growth goals over the 2009-2011 timeframe. As of the measurement date, December 31, 2011, the revenue goals for a payout that exceeded the target were achieved, and the performance-based restricted stock units for all grantees will pay out at 337% of target on March 31, 2012. The remaining 60% of the restricted stock units vest on a time-based schedule and continue to vest for all grantees still providing services to the Company.

Advisory Vote on Executive Compensation

We conducted our first advisory vote on executive compensation last year at our 2011 Annual Meeting. While this vote was not binding on the Company, the Board of Directors or the Compensation Committee, we believe that it is important for our shareholders to have an opportunity to vote on this proposal on an annual basis as a means to express their views regarding our executive compensation philosophy, our compensation policies and programs, and our decisions regarding executive compensation, all as disclosed in our proxy statements from time to time. The Board of Directors and the Compensation Committee value the opinions of our shareholders and, to the extent there is any significant vote against the compensation of our named executive officers as disclosed in our proxy statements from time to time, we will consider our shareholders’ concerns and the Compensation Committee will evaluate whether any actions are necessary to address those concerns. In addition to our annual advisory vote on executive compensation, we are committed to ongoing engagement with our shareholders on executive compensation and corporate governance issues.

At the 2011 Annual Meeting, more than 76% of the votes cast on the advisory vote on executive compensation proposal (Proposal 4) were in favor of our named executive officer compensation as disclosed in the proxy statement, and as a result our named executive officer compensation was approved. The Board of Directors and Compensation Committee reviewed these final vote results and determined that, given the significant level of support, no changes to our executive compensation policies and decisions were necessary at this time based on the vote results.

We have determined that our shareholders should vote on a say-on-pay proposal each year, consistent with the preference expressed by our shareholders at the 2011 Annual Meeting. However, to the extent that we do not hold an annual shareholders meeting prior to the completion of the pending merger with Lam Research Corporation (“Lam Research”), there will not be another advisory vote on executive compensation.

DETERMINATION OF EXECUTIVE COMPENSATION FOR 2011

Independent Compensation Consultant

Since August of 2007, the Compensation Committee has engaged Towers Watson to perform independent compensation consulting services for the Compensation Committee. These services typically include a competitive compensation review for the Chief Executive Officer and the senior executive officers (including the Named Executive Officers). In addition, in 2011, at the Compensation Committee’s request, Towers Watson provided the Governance and Nominating Committee with market trends and survey data for Board of Directors compensation. Though Towers Watson has been engaged by, and reports to, the Compensation

Committee, the Compensation Committee has authorized Towers Watson to work with management as necessary in support of the Compensation Committee. Before Compensation Committee meetings, Towers Watson may meet with management to review relevant materials that will be presented to and discussed by the Compensation Committee. Towers Watson was paid an aggregate of $146,365 for work in 2011, and provided no other services to the Company.

Determining Compensation for the Named Executive Officers

Annually, the Compensation Committee conducts a review of the base salary, bonus and equity awards made to Named Executive Officers. The Compensation Committee members are independent members of the Board, as determined under the different NASDAQ, SEC, and Internal Revenue Code (“Code”) rules. The Compensation Committee is assisted in this review by Towers Watson, as discussed above. Typically, Mr. Hill meets with the Compensation Committee and makes initial compensation recommendations with respect to the senior executives who report to him. Mr. Hill’s recommendations are based in part upon the compensation information gathered by the Company’s human resources professionals and also based upon information developed by Towers Watson on behalf of the Compensation Committee.

This information, as well as financial information gathered by the Company’s corporate development professionals, is also made available to the Compensation Committee. The senior executives are not present at the time the recommendations are made. In each case, the Compensation Committee takes into account the executive’s scope of responsibilities and experience and balances these against competitive compensation levels, including retention requirements and succession planning with respect to each executive.

The Compensation Committee has the opportunity to meet with the executives at various times during the year, which allows the Compensation Committee to form its own assessment of the executive’s performance. In addition, at the end of each year Mr. Hill typically shares with the Compensation Committee his evaluation of each executive, including with respect to recent contribution and performance, strengths, development plans and succession potential. Based upon this input, as well as the information provided by the Company’s human resources and corporate development professionals and Towers Watson, the Compensation Committee makes its own assessments and approves compensation for each executive officer, other than Mr. Hill. Mr. Hill may recommend adjustments to compensation objectives, evaluations and determinations in the face of industry and macroeconomic factors which, particularly in the current environment, are subject to rapid change and revision, and the Compensation Committee retains the discretion to approve such adjustments.

The Compensation Committee, with the assistance of Towers Watson, recommends Mr. Hill’s compensation to the Board of Directors for its determination. The Compensation Committee’s recommendation is based primarily on an evaluation of Mr. Hill’s performance and the Company’s performance during the preceding fiscal year. The Board of Directors, without Mr. Hill, makes the final determination concerning Mr. Hill’s compensation.

Benchmarking

In 2011, Towers Watson recommended that the Company make modifications to the peer group against which the Company benchmarks compensation. In 2010, the peer group had been comprised of 30 companies falling into two relevant groups: the Industry Peer Group (composed of 21 companies considered competitors for investor dollars and key employee talent within the semiconductor capital equipment and semiconductor industries), and a broader Technology Peer Group (composed of nine other technology companies that are competitors for key employee talent within the broader technology and medical device industries).

For 2011, Towers Watson recommended reducing the peer group size to approximately 15-20 companies and combining the two groups to one that consists primarily of peers in the semiconductor capital equipment and semiconductor sectors. Additionally, Towers Watson suggested modifications to the selection criteria to focus on U.S. companies with revenue in the range of 1/2x to 2x the Company’s revenue ($750 million to $3.1 billion) and a market cap in the range of 1/3x to 3x the Company’s market cap ($1.0 billion to $10.0 billion).

Towers Watson compiled a preliminary list of peers that they, management and outside independent governance analysis firms (ISS, Glass-Lewis) had identified and that met the selection criteria described above. Though Applied Materials is outside of the selection criteria, the Company considers them to be a core and critical peer and management asked that they be included.

The resulting 20 company peer group was reviewed by the Compensation Committee and management and then adopted by the Compensation Committee as appropriate for benchmarking purposes in 2011 (these companies are referred to herein as the “Compensation Peer Group”).

Compensation Peer Group:

Applied Materials, Inc.	Atmel Corp.	Cadence Design Systems, Inc.

Cypress Semiconductor Corp.	Fairchild Semiconductor Int’l, Inc.	GT Advanced Technology, Inc.

International Rectifier Corp.	KLA-Tencor Corp.	Lam Research Corp.

Linear Technology Corp.	LSI Corp.	Maxim Integrated Products, Inc.

MEMC Electronic Materials, Inc.	Microchip Technology, Inc.	On Semiconductor Corp.

RF Micro Devices, Inc.	Synopsys, Inc.	Teradyne, Inc.

Veeco Instruments., Inc.	Xilinx, Inc.

Data on the compensation practices of the Compensation Peer Group is gathered through publicly reported information as well as custom surveys taken from the Radford Surveys. Data is gathered with respect to base salary, bonus, total cash compensation, equity awards, and total direct compensation. Deferred compensation and benefits which are generally available to all employees are not analyzed annually, but are reviewed by the Company from time to time to ensure the benefits the Company offers are competitive. The targeted total direct compensation, cash compensation and equity awards for each Named Executive Officer, as compared to his Compensation Peer Group, is set forth below under the caption “Additional Information Regarding NEO Compensation for Fiscal Year 2011.”

Components of Senior Executive Compensation

Compensation packages for the senior executives are designed to deliver a mix of fixed and variable incentive compensation. Fixed compensation is delivered in the form of base salary and represents the smallest portion of total direct compensation. In 2011, variable incentive compensation was delivered in the form of annual cash incentives, restricted stock units and restricted stock as a long-term incentive.

As described further below, Named Executive Officers also receive other forms of compensation, including various benefits provided under plans available to most of the Company’s employees, such as medical and 401(k) plans; however, benefits provided under these plans are not independently evaluated in connection with the annual determination of senior executive compensation. Mr. Hill also has an agreement with the Company that governs aspects of his compensation, as described below under “Other Compensation Policies—Employment and Severance Agreements.”

Total direct compensation for each Named Executive Officer is designed to be competitive with that of executives serving in a comparable capacity in the Compensation Peer Group. The Company uses cash bonuses to reward short-term performance, and uses equity awards to recognize recent performance and to create incentives for retention and long-term performance. The Company does not assign a fixed weighting to any individual component of compensation, as the Company believes that total direct compensation for each executive must be tailored to meet the competitive characteristics applicable to the executive’s personal and professional circumstances, as well as the performance of the aspects of the business for which the executive is responsible. As discussed above, Mr. Hill makes recommendations to the Compensation Committee on each of the Named Executive Officer’s compensation, and the Compensation Committee makes recommendations to the Board of Directors on Mr. Hill’s compensation. For fiscal year 2011, except as otherwise described below, the Compensation Committee adopted Mr. Hill’s recommendations with respect to each of the other Named Executive Officer’s compensation without change and the Board of Directors adopted the Compensation Committee’s recommendation with respect to Mr. Hill’s compensation without change. After the Company entered into the Agreement and Plan of Merger with Lam Research on December 14, 2011 (the “Merger Agreement”) and after consultation with Lam Research, in determining the equity awards to be made to each of the Named Executive Officers, the Compensation Committee approved modifications to the historical mix of stock options, restricted stock units and performance based restricted stock units and granted only service based restricted stock units with respect to all of the Named Executive Officers other than Mr. Hill, and service based restricted stock for Mr. Hill, to better align with Lam Research’s equity granting practices, among other reasons, as discussed in further detail below.

Base Salary

Base salary for the Named Executive Officers is reviewed and established annually by the Compensation Committee. Fiscal year 2011 base salaries for all executive officers, including the Named Executive Officers, were initially determined in December 2010. The Compensation Committee, with the assistance of Towers Watson and the Company’s human resources professionals, reviewed the base salaries of the senior executive officers on the basis described below.

Base salaries for executives other than Mr. Hill are based upon his recommendation, which is in turn based upon information gathered by the Company’s human resources professionals and Towers Watson. Base salary is generally targeted between the 50th percentile and 75th percentile for similarly-situated executives at the Compensation Peer Group companies. The base salary of each Named Executive Officer, as compared to those of similarly-situated executives at the Compensation Peer Group companies, is set forth below under the caption “Additional Information Regarding NEO Compensation for Fiscal Year 2011.”

Individual base salary recommendations are made by considering internal pay equity and upon the executive’s performance over both the short and long term. That performance is weighed against the cost and risk of making management changes, including the anticipated level of difficulty in replacing the individual with someone of comparable experience and skill.

For fiscal year 2011, the Compensation Committee adjusted Mr. Hill’s base salary by 4.0% to $913,120. In December 2010, Mr. Hill recommended and the Compensation Committee approved base salary increases for the other Named Executive Officers. Base salary for Mr. Archer was increased 7.1% to $440,000 in recognition of his promotion to Chief Operating Officer. Mr. Chen’s base salary was increased 2.2% to $420,000. Mr. Hertz’s base salary was increased 3.9% to $312,000 and Mr. Gottlieb’s base salary was increased 1.8% to $290,000.

Bonuses

In 2011, all senior executives, including the Named Executive Officers, were eligible to participate in the Company’s Executive Bonus Program, which is described below. The Executive Bonus Plan is the name the Company uses for the shareholder approved 162 (m) Bonus Program. It provides for a cash bonus based on the degree to which the corporate performance objectives as well as individual performance goals are achieved.

Corporate Performance Objectives

The Company’s corporate performance objectives have historically consisted of (i) increasing revenues at 150% of the industry growth rate in upturns, while declining at less than 50% of the industry rate in downturns, (ii) earning a 15% net profit after tax, and (iii) turning the Company’s adjusted assets at least 1.5 times annually. The Company believes these metrics are important to its shareholders, and that a focus on achieving them should translate into an increase in shareholder value. As the Company continues to monitor overall economic demand, the resulting impact on the semiconductor industry and the Company’s competitive position in that industry, these historical corporate performance objectives may be modified accordingly.

The Company uses the growth rate target in setting certain individual objectives, and historically used the net profit after tax and asset turns targets to establish a “corporate factor,” as described below under “Executive Bonus Program.” The corporate factor is a significant driver for the annual bonus of each senior executive officer, although achievement of individual objectives is a factor as well. Mr. Hill does not have individual objectives; he is evaluated solely with respect to the Company’s performance as a whole.

Executive Bonus Program

The starting point for the Executive Bonus Program is the determination of a target bonus potential for each executive, which is stated as a percentage of base salary. Base salary, under the Executive Bonus Program, means the participant’s annual salary rate on the last day of the year. The target bonus potential of base salary is established by the Compensation Committee at the end of each year for the following year, although a change in the executive’s responsibilities or extraordinary performance could result in the Compensation Committee acting to modify the percentage during the year. For senior executives other than Mr. Hill, the percentage is based upon Mr. Hill’s recommendation, although the Compensation Committee makes the final determination in all cases. The percentage is determined by evaluating the practices of the Compensation Peer Group and is intended to provide an aggregate cash compensation package that would exceed what the executive would receive from competitors in the event that our individual performance goals and performance objectives established by the Company were exceeded by one of the Compensation Peer Group companies.

In December 2010, the Compensation Committee, with input from Mr. Hill with respect to the other Named Executive Officers, determined that the target bonus percentage payable for the Named Executive Officers, except for Mr. Archer, would remain unchanged in 2011. Mr. Archer’s bonus target increased from 100% to 125% in 2011 in recognition of his promotion to Chief Operating Officer. The bonus target for each Named Executive Officer is set forth below under the caption “Additional Information Regarding NEO Compensation for Fiscal Year 2011.”

Individual performance goals for each executive are outlined by Mr. Hill in the first quarter of the year based upon discussions with the executive. At the end of the year, each executive reviews his individual performance with Mr. Hill, who in turn makes a recommendation to the Compensation Committee as to the executive’s percentage achievement of the previously outlined individual goals.

Individual objectives may change over the course of the year, including as the result of changes in the executive’s responsibilities. In addition, the Company does not believe an exclusively algorithmic approach to the determination of cash bonuses is appropriate for employees who do not have responsibility for the entire Company. Accordingly, both Mr. Hill’s evaluation of the executive’s performance and the Compensation Committee’s determination of the cash bonus necessarily involve a subjective evaluation of the extent to which the executive has achieved his or her individual objectives. Mr. Hill’s cash bonus is determined by the Compensation Committee based solely on the degree to which the Company meets the corporate performance objectives described below.

In addition to individual objectives, the bonus of each executive officer has historically been impacted by the operation of the corporate factor, which measures the extent to which the Company has met its corporate performance objectives. The achievement of the corporate performance objectives, which in 2011 consisted of the following targets, (i) achieving a 15% net profit after tax and (ii) turning the Company’s adjusted assets 1.5 times annually, is determined annually by the Compensation Committee based upon the Company’s financial position and results of operations. Each objective is weighted at 50%, and certain minimums and maximums are applied to ensure that the corporate factor is achieved using a balanced approach.

The corporate factor is calculated on a shipments basis rather than on a revenue basis, as the Company believes that, for compensation purposes, shipments more accurately reflect actions within its employees’ control. Asset turnover is based upon adjusted asset turns, which the Company defines as assets other than goodwill, less cash and investments in excess of minimum operating requirements. The Compensation Committee has the discretion to include or exclude the impact of certain items in calculating the corporate factor. Examples of items which may be excluded are charges and benefits from legal settlements and restructuring activities.

Once the corporate factor has been determined, the Compensation Committee then approves a cash bonus for each of the Named Executive Officers other than Mr. Hill based upon the following formula below. However, no participant’s actual award may exceed $3 million for any year.

Base Salary x Target Bonus % x Individual Goal Achievement % x Corporate Factor

For 2011, the Compensation Committee determined that each of the corporate performance objectives had been exceeded and assigned a corporate performance factor of 157%. The actual bonus amounts paid to the Named Executive Officers are set forth under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

Equity Awards

Historically, the Company’s equity compensation program for senior executive employees has included two forms of long-term incentives: restricted stock units and stock options. Award size and frequency is based on each executive’s demonstrated level of performance over time. The Company annually reviews award levels and practices to ensure their competitiveness. In making individual awards, the Compensation Committee considers industry practices, internal equity, the recent performance of each executive, the value of the executive’s previous awards and the Company’s views on executive retention and succession.

In light of the pending merger with Lam Research, the Company made certain adjustments to its executive compensation program. For example, in December 2011, to better align with Lam Research’s equity granting practices, the Compensation Committee approved the issuance of service based restricted stock and service based restricted stock units to senior executives and employees as part of the annual performance review cycle. The shift to service based restricted stock and restricted stock units was, in part, because it may not be possible to measure performance for Novellus on a standalone basis during a long-term performance period.

The vesting schedule and number of shares of restricted stock or the number of restricted stock units that the Compensation Committee granted to each senior executive was determined based upon a number of factors, including, among others, the evaluation of each executive given by Mr. Hill and the grant guidelines prepared by Towers Watson.

In December 2011, the Compensation Committee concurred with Mr. Hill’s recommendations. The Board of Directors approved the Compensation Committee’s recommendation with respect to Mr. Hill’s equity awards for 2011 without modification.

The equity awards for the Named Executive Officers for 2011 are set forth under “Stock Awards” and “Option Awards” in the Summary Compensation Table.

Vesting of 2010 Special Performance Based Restricted Stock Unit Awards

Mr. Hill.

In recognition of the Company’s ongoing succession planning activities, the Board of Directors granted Mr. Hill 125,315 restricted stock units on January 28, 2010. The award had a ten year term and included a vesting schedule providing that the award would vest at such times and in such amounts as determined by the Board based on Mr. Hill’s active involvement and participation in the achievement of certain succession planning criteria.

On December 17, 2010, the Board determined that 50% of the award would vest upon the appointment by the Board or a committee of the Board of a Chief Operating Officer, and the remaining 50% of the award was to vest upon the appointment by the Board or a committee of the Board of a successor to Mr. Hill as Chief Executive Officer.

On December 17, 2010, Mr. Archer was appointed the Company’s Chief Operating Officer, and 50% of the award vested on that date.

On December 14, 2011, the board determined that Mr. Hill’s successor was ready to be appointed by the Board and that Mr. Hill had completed his succession plan objectives. Accordingly, the remaining portion of Mr. Hill’s restricted stock unit vested.

Additional Information Regarding NEO Compensation for Fiscal Year 2011

The following discussion provides additional information about each Named Executive Officer’s compensation for fiscal year 2011 and outlines how compensation decisions for each Named Executive Officer were reached.

Richard S. Hill, Chairman of the Board and Chief Executive Officer

Mr. Hill’s compensation in fiscal 2011 consisted primarily of:

•	$913,120 in annual base salary.

•

$2,150,398 in cash incentive payments under the 2011 Executive Bonus Plan. Mr. Hill’s bonus target is 150% of his annual base salary and is based solely on the Company’s overall financial performance. For fiscal year 2011, the Compensation Committee determined that Mr. Hill’s bonus under the 2011 executive bonus plan would be 157% of his target.

•	60,240 shares of restricted stock, which vest in four annual installments on each anniversary of the grant date (2012 through 2015).

In December 2010, using peer market data provided by Towers Watson, the Compensation Committee reviewed Mr. Hill’s base salary and targeted total cash compensation for fiscal year 2011 and recommended that Mr. Hill’s base salary be increased by 4% for fiscal year 2011 to $913,120. The Board of Directors approved the Compensation Committee’s recommendation.

Though Mr. Hill’s base salary of $913,120 was above the 75th percentile targeted range of the Compensation Peer Group, this was due in part to his unique position of long tenure as chief executive officer of a major technology company and the fact that his base salary had not been adjusted since December 2006. His targeted total cash compensation was also above the 75th percentile targeted Compensation Peer Group.

In December 2011, the Compensation Committee approved an equity award for Mr. Hill for fiscal year 2011 that was below the 25th percentile of the targeted range of the Compensation Peer Group. Mr. Hill was awarded restricted stock rather than a restricted stock unit due to considerations related to the pending merger with Lam Research, including that he will no longer be Chief Executive Officer following the merger.

Mr. Hill’s targeted total direct compensation for fiscal year 2011 was within the 50th and 75th percentile targeted range of the Compensation Peer Group. The Compensation Committee also approved a 4.0% base salary increase for Mr. Hill for fiscal year 2012 to $949,645, again due in part to his unique position of long tenure as chief executive officer of a major technology company.

John D. Hertz, Vice President, Chief Financial Officer

Mr. Hertz’s compensation in fiscal 2011 consisted primarily of:

•	$312,000 in annual base salary.

•

$337,990 in cash incentive payments under the 2011 Executive Bonus Plan. Mr. Hertz’s bonus target is 75% of his annual base salary, and is based on both individual performance goals and the Company’s overall financial performance. For fiscal year 2011, the Compensation Committee determined that Mr. Hertz’s bonus under the 2011 executive bonus plan would be 144% of his target, based on the Company’s corporate performance factor of 157% and Mr. Hertz’s achievement of 92% of his individual performance goals.

•	27,500 restricted stock units, which vest in four annual installments on each anniversary of the grant date (2012 through 2015).

In December 2010, the Compensation Committee approved Mr. Hill’s recommendation to increase Mr. Hertz’s base salary for fiscal year 2011 by 3.9% to $312,000. His base salary and targeted total cash compensation were below the 50th percentile of the Compensation Peer Group.

In December 2011, following Mr. Hill’s recommendation and after reviewing peer market data provided by Towers Watson, the Compensation Committee approved an equity award for Mr. Hertz for fiscal year 2011 that was within the 50th and 75th percentile targeted range of the Compensation Peer Group.

The Compensation Committee also approved a 4.0% base salary increase for Mr. Hertz for fiscal year 2012 to $324,500.

Mr. Hertz’s targeted total direct compensation for fiscal year 2011 was between the 25th and 50th percentile targeted range of the Compensation Peer Group.

Timothy M. Archer, Chief Operating Officer

Mr. Archer’s compensation in fiscal 2011 consisted primarily of:

•	$440,000 in annual base salary.

•

$820,325 in cash incentive payments under the 2011 Executive Bonus Plan. Mr. Archer’s bonus target was 125% of his annual base salary, and is based on both individual performance goals and the Company’s overall financial performance. For fiscal year 2011, the Compensation Committee determined that Mr. Archer’s bonus under the 2011 executive bonus plan would be 149% of his target, based on the Company’s corporate performance factor of 157% and Mr. Archer’s achievement of 95% of his individual performance goals.

•	66,380 restricted stock units, which vest in two annual installments on the first and second anniversary of the grant date (2012 and 2013).

In December 2010, Mr. Archer was promoted to Chief Operating Officer, and the Compensation Committee approved Mr. Hill’s recommendation to increase his base salary for fiscal year 2011 by 7.1% to $440,000. His base salary was within the 50th and 75th percentile targeted range of the Compensation Peer Group. His targeted total cash compensation was above the 75th percentile targeted range of the Compensation Peer Group.

In December 2011, the Compensation Committee approved an equity award for Mr. Archer for fiscal year 2011 that was above the 75th percentile targeted range of the Compensation Peer Group and vests in two annual installments on the first and second anniversary of the grant date. The two year vesting period for Mr. Archer’s restricted stock units was determined following consultation with Lam Research, in part, because the two year period aligns with Lam Research’s long-term incentive plan horizon and the two year vesting period is consistent with the vesting period for Lam Research’s awards for newly hired employees.

The Compensation Committee also approved a 9.1% base salary increase for Mr. Archer for fiscal year 2012 to $480,000 and an increase in his bonus target to 150%.

Mr. Archer’s targeted total direct compensation for fiscal year 2011 was above the 75th percentile targeted range of the Compensation Peer Group.

Fusen E. Chen, Executive Vice President, Semiconductor Systems Products

Mr. Chen’s compensation in fiscal 2011 consisted primarily of:

•	$420,000 in annual base salary.

•

$606,648 in cash incentive payments under the 2011 Executive Bonus Plan. Mr. Chen’s bonus target is 100% of his annual base salary, and is based on both individual performance goals and the Company’s overall financial performance. For fiscal year 2011, the Compensation Committee determined that Mr. Chen’s bonus under the 2011 executive bonus plan would be 144% of his target, based on the Company’s corporate performance factor of 157% and Mr. Chen’s achievement of 92% of his individual performance goals.

•	25,320 restricted stock units, which vest in four annual installments on each anniversary of the grant date (2012 through 2015).

In December 2010, the Compensation Committee approved Mr. Hill’s recommendation to increase Mr. Chen’s base salary for fiscal year 2011 by 2.2% to $420,000. Mr. Chen’s base salary and his targeted total cash were within the 50th and 75th percentile targeted range of the Compensation Peer Group.

In December 2011, following Mr. Hill’s recommendation and after reviewing peer market data provided by Towers Watson, the Compensation Committee approved an equity award for Mr. Chen for fiscal year 2011 that was within the 50th and 75th percentile targeted range of the Compensation Peer Group. It also approved a 4.0% base salary increase for Mr. Chen to $436,800 for 2012.

Mr. Chen’s targeted total direct compensation for fiscal year 2011 was within the 50th and 75th percentile targeted range of the Compensation Peer Group.

Andrew J. Gottlieb, Vice President, General Counsel and Secretary

Mr. Gottlieb’s compensation in fiscal 2011 consisted primarily of:

•	$290,000 in annual base salary.

•

$314,157 in cash incentive payments under the 2011 Executive Bonus Plan. Mr. Gottlieb’s bonus target was 75% of his annual base salary, and is based on both individual performance goals and the Company’s overall financial performance. For fiscal year 2011, the Compensation Committee determined that Mr. Gottlieb’s bonus under the 2011 senior executive bonus plan would be 144% of his target, based on the Company’s corporate performance factor of 157% and Mr. Gottlieb’s achievement of 92% of his individual performance goals.

•	18,340 restricted stock units, which vest in four annual installments on each anniversary of the grant date (2012 through 2015).

In December 2010, the Compensation Committee approved Mr. Hill’s recommendation to increase Mr. Gottlieb’s base salary for fiscal year 2011 by 1.8% to $290,000. Mr. Gottlieb’s base salary and targeted total cash were below the 50th targeted range of the Compensation Peer Group.

In December 2011, following Mr. Hill’s recommendation and after reviewing peer market data provided by Towers Watson, the Compensation Committee approved an equity award for Mr. Gottlieb for fiscal year 2011 that was within the 50th and 75th percentile targeted range of the Compensation Peer Group. It also approved a 4.0% base salary increase for Mr. Gottlieb to $301,600.

Mr. Gottlieb’s targeted total direct compensation for fiscal year 2011 was within the 50th and 75th percentile targeted range of the Compensation Peer Group.

Other Compensation Policies

Deferred Compensation. Directors and eligible employees, including the Named Executive Officers, are entitled to defer a portion of their salary, and all or a portion of their bonus payments, pursuant to the Company’s nonqualified deferred compensation plan. Amounts credited to the plan may be allocated by the participant among numerous hypothetical investment alternatives. The amounts deferred are not actually invested in the alternatives; the alternatives exist to enable the Company to calculate what a participant is owed at the time the deferred amounts are distributed. The Company purchases insurance to secure a portion of its obligations to the participants. The Named Executive Officers did not participate in the Company’s nonqualified deferred compensation plan during 2011.

Retirement Plans. In addition to participating in the Company’s 401(k) plan, certain senior executive officers who meet certain eligibility criteria are entitled to continued medical and dental coverage following their retirement (the “Post-Retirement Healthcare Plan”). To be eligible, a Named Executive Officer, other than Mr. Hill, is required to be employed by the Company at age 60, and the sum of his or her age at retirement plus the number of years employed must equal or exceed 72. To be eligible for the program, an executive officer must be in good standing at the time of retirement. The program permits the executive to continue his or her existing medical and dental coverage until the later to occur of the death of the executive or the death of the executive’s spouse. Participants in the program would be required to pay premiums for such coverage which would be equal to rates then applicable to active employees and their spouses. The Company’s obligations to Mr. Hill upon retirement are described below under “Employment and Severance Agreements” and in the “Pension Benefits Table” below. Mr. Hill also has a supplemental executive retirement plan (“SERP”) as described in footnote 1 to the “Pension Benefits Table” below.

Change-in-Control Provisions in our 2001 Stock Incentive Plan. The Company’s 2001 Stock Incentive Plan includes provisions for the treatment of awards under the plan in connection with a change-in-control of the Company. The plan provides, subject to each grantee’s respective award agreement, that the Compensation Committee, or other plan administrator, has the authority to provide for full or partial vesting of any equity award made under the plan upon a change-in-control of the Company, on such terms and conditions as it may specify. The Company’s standard forms of stock option agreement and restricted stock award agreements for employees do not provide for automatic acceleration upon a change-in-control, so any acceleration upon such an event would be at the discretion of the Compensation Committee or other plan administrator.

The form of restricted stock unit award agreements for each of our employees, including our Named Executive Officers, provides that all unvested restricted stock units will accelerate and vest in full upon a change-in-control. In the event that the pending merger with Lam Research closes, restricted stock units previously granted under the 2001 Stock Incentive Plan will automatically accelerate and vest in full. We believe that this approach to restricted stock units is appropriate for our Company for a number of reasons, including the following: (i) it aligns the interests of our employees and our shareholders, allowing employees to recognize the value created in a change-in-control transaction on the same basis as our shareholders; (ii) we believe that equity awards with this type of acceleration provision are more effective for retention purposes, particularly with respect to senior executive officers, for whom equity compensation represents a significant portion of their compensation; (iii) it is appropriate specifically for performance-based awards, given the potential difficulty of replicating or meeting the performance goals after a change-in-control; and (iv) we believe that the value of our employees’ equity compensation should be tied to our performance and not the new company’s future performance.

Change-in-Control Provisions in our 2011 Stock Incentive Plan. The Company’s 2011 Stock Incentive Plan includes provisions for the treatment of awards under the plan in connection with a change-in-control of the Company. The plan provides, subject to each grantee’s respective award agreement, that the Compensation Committee, or other plan administrator, has the authority to provide for full or partial vesting of any equity award made under the plan upon a change-in-control of the Company, on such terms and conditions as it may specify. The Company’s standard forms of stock option agreement, restricted stock unit award agreement and restricted stock award agreement under the plan for employees do not provide for automatic acceleration upon a change-in-control. The Company’s standard form of restricted stock award agreement under the plan for employees provides for automatic acceleration if, on the date of or within 12 months after a change-in-control of the Company, the grantee’s employment is terminated by the Company without “Cause” or terminated by the grantee for “Good Reason” (all as defined in the Company’s standard form of restricted stock award agreement for employees). For grants made before December 14, 2011, the Company’s standard forms of stock option agreement and restricted stock unit award agreement under the plan for employees provide for automatic acceleration if, on the date of or within 12 months after a change-in-control of the Company, the grantee’s employment is terminated by the Company without “Cause” or terminated by the grantee for “Good Reason” (all as defined in the applicable forms of stock option agreement and restricted stock unit award agreement). For grants made on or after December 14, 2011, the Company’s standard forms of stock option agreement and restricted stock unit award agreement under the plan for employees provide for automatic acceleration if, on the date of or within 12 months after a change-in-control of the Company, the grantee’s employment is terminated by the Company without “Cause” and not in connection with a “Reduction in Force” or terminated by the grantee for “Good Reason” (all as defined in the applicable forms of stock option agreement and restricted stock unit award agreement).

Perquisites and Other Benefits. The Company annually reviews the perquisites that senior executives receive. In general, such perquisites are limited. Other than as described in the “Summary Compensation Table” or under the “Pension Benefits Table” below, the Company’s senior executives are entitled to few benefits that are not otherwise available to all of its employees.

Regulatory Considerations. It is the Company’s policy to make reasonable efforts to cause executive compensation to be eligible for deductibility under section 162(m) of the Code. Under Section 162(m), the federal income tax deductibility of compensation paid to the Company’s Chief Executive Officer and to each of its four other most highly compensated executive officers may be limited to the extent that such compensation exceeds $1 million in any one year. Under Section 162(m), the Company may deduct compensation in excess of $1 million if it qualifies as “performance-based compensation”, as defined in Section 162(m).

At the 2009 Annual Meeting of Shareholders, the shareholders reapproved the Company’s 162(m) Bonus Program and ratified and amended the Company’s 2001 Stock Incentive Plan. The Company’s 162(m) Bonus Program is a performance-based bonus program where awards to management for achieving certain performance objectives are generally payable in cash. However, the Compensation Committee reserves the right to declare any award wholly or partially payable in an equivalent amount of restricted stock and restricted stock units issued under the Company’s 2001 Stock Incentive Plan. The 2001 Stock Incentive Plan and the 2011 Stock Incentive Plan are designed to permit the Compensation Committee to grant equity awards that are performance-based and therefore tax deductible under Section 162(m), to the extent that such compensation is in excess of $1 million and qualifies as “performance-based compensation”, as defined in Section 162(m).

In the recent past, compensation paid to the Named Executive Officers has been deductible by the Company even though certain compensation may not have qualified as “performance-based compensation.” However, it is possible that non-qualifying compensation paid to the Company’s executive officers may exceed $1 million in a taxable year and therefore limit the deductibility by the Company of a portion of such compensation. For example, each of the Company’s Named Executive Officers has been granted restricted stock, some of which will continue to vest over the next several years based upon a time based vesting schedule. Please see the “Outstanding Equity Awards Table” for more details regarding such restricted stock.

Employment and Severance Agreements

Mr. Hill. On and effective as of June 9, 2011, the Company entered into an amended and restated employment agreement with Mr. Hill. This agreement amends and restates in its entirety Mr. Hill’s prior amended and restated employment agreement dated as of July 24, 2008. The employment agreement was amended and restated principally to comply with the provisions of Section 409A of the Code, and to clarify certain provisions relating to supplemental retirement benefits. The amendments do not otherwise materially change the parties’ respective obligations and commitments. The amended and restated agreement provides for an initial employment term through December 31, 2012, with automatic renewals for successive two year periods if Mr. Hill continues to serve on the last day of each term. The agreement further provides that Mr. Hill will receive a base salary of $913,120 per annum which may be amended from time to time and will be eligible to participate in the Company’s then-existing executive bonus plan.

Pursuant to the agreement, Mr. Hill is entitled to receive certain benefits and/or payments in connection with certain terminations of his employment, including due to death, “disability”, without “Cause” or a resignation for “Good Reason” (as such terms are defined in the agreement). If the Company terminates the agreement not for Cause or if Mr. Hill resigns for Good Reason, Mr. Hill will be entitled to receive:

•

A supplemental retirement payment (the “SERP Benefit”) equal to sixty (60) times his highest base monthly salary paid during his employment increased by an additional amount equal to the positive difference (if any) between (i) the cash surrender value of the policy of life insurance issued by Sun Life Insurance Company and maintained by the Company with respect to Mr. Hill, determined as of the date on which the termination is effective, and (ii) the foregoing supplemental retirement benefit;

•

Payment of health insurance premiums in accordance with the Company’s Officers’ Retirement Medical and Dental Coverage program without regard to any age or length of service limitations for that program;

•

Continued vesting of his stock options during the two (2) year period following his termination (unless he is entitled to immediate acceleration of the stock options as described in further detail below), with vested options to be exercised within three years following the end of such period; and

•	Immediate vesting of his restricted stock and restricted stock units.

The benefits described above are conditioned upon Mr. Hill’s not competing with the Company and not soliciting the Company’s employees or customers, to the extent any such customer was known to Mr. Hill while he was employed by the Company to have been a customer, with respect to products or services competitive with those offered by the Company, during the two (2) year period following his termination. If Mr. Hill violates the non-compete or non-solicitation provisions in the agreement, payment or provision of the supplemental retirement benefits described above will cease.

In addition, in connection with a “Change in Control” (as defined in the agreement), if Mr. Hill accepts a position with the Company or its successor other than as Chairman and Chief Executive Officer, he will have the right to terminate his employment at any time on or within two (2) years following the Change in Control, and such a termination will qualify as a termination for “good reason.” Upon such a termination, Mr. Hill will receive the benefits described above except that any unvested stock options, restricted stock, restricted stock units or similar awards will immediately vest and become exercisable and be released from applicable restrictions on transfer or repurchase rights. However, the agreement provides for a “280G cutback” with a “best net” provision, meaning that in the event that an excise tax under Section 4999 of the Code would be assessed on payments or other benefits received upon a “change in control”, including the merger, Mr. Hill will be entitled to receive: (i) the full aggregate amount of payments and other benefits to which he is entitled or (ii) an amount equal to one dollar less than three times Mr. Hill’s “base amount” (within the meaning of Section 280G of the Code), whichever results in Mr. Hill’s receipt of the largest aggregate amount, taking into account all applicable federal, state, and local taxes.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Novellus specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on that review and its discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Youssef A. El-Mansy
Ann Rhoads
William R. Spivey
Delbert A. Whitaker

SUMMARY COMPENSATION TABLE FOR 2011

The following table sets forth certain information concerning compensation of each Named Executive Officer during the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009:

Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Richard S. Hill	2011	$913,120	$2,090,328	$—	$2,150,398	$491,301	(4)	$111,643	(5)	$5,756,790
Chairman of the Board and Chief Executive Officer	2010	$881,377	$4,917,541	$2,374,595	$2,120,370	$185,839	(4)	$76,815		$10,556,537
	2009	$648,707	$3,739,428	$1,381,222	$—	$949,180	(4)	$50,525		$6,769,062

John Hertz	2011	$312,000	$954,250	$—	$337,990	$36,551	(6)	$7,350	(7)	$1,648,141
Vice President and Chief Financial Officer	2010	$301,555	$396,000	$396,357	$362,733	$23,863	(6)	$7,350		$1,487,858

Timothy M. Archer	2011	$440,000	$2,303,386	$—	$820,325	$68,188	(6)	$12,310	(8)	$3,644,209
Chief Operating Officer	2010	$412,581	$528,000	$559,519	$661,710	$40,857	(6)	$12,310		$2,214,977
	2009	$328,985	$1,866,540	$867,010	$—	$21,257	(6)	$12,310		$3,096,102

Fusen E. Chen	2011	$420,000	$878,604	$—	$606,648	$84,432	(6)	$8,850	(9)	$1,998,534
Executive Vice President, Semiconductor Systems Products	2010	$412,581	$528,000	$559,519	$661,710	$51,205	(6)	$10,050		$2,223,065
	2009	$329,442	$1,866,540	$867,010	$—	$32,940	(6)	$9,778		$3,105,710

Andrew J. Gottlieb	2011	$290,000	$636,398	$—	$314,157	$31,192	(6)	$18,605	(10)	$1,290,352
Vice President, General Counsel and Secretary

(1)	Effective January 1, 2010, Mr. Hill’s salary was reinstated at the 2008 level of $878,000. During 2009, in recognition of a difficult business environment, certain of the Company’s employees at the Vice President level and above voluntarily reduced their salary. Mr. Hill voluntarily reduced his salary by 50% of base pay for the period January 1, 2009 through May 31, 2009, and by 10% of base pay for the period June 1, 2009 through December 31, 2009. Effective February 9, 2009, each of Messrs. Chen and Archer voluntarily reduced their salaries by 10% of base pay, respectively, for the period February 9, 2009 through December 31, 2009. Without the 2009 voluntary reductions, the salary amounts shown above for 2009 would have been higher by $229,293 for Mr. Hill, $31,058 for Mr. Chen, and $31,015 for Mr. Archer.
(2)	Included in Stock Awards are service-based restricted stock units and performance-based restricted stock units that were granted in 2009 and 2010. Amounts shown do not reflect compensation actually received by the Named Executive Officers. The amounts in this column represent the aggregate grant date fair value computed in accordance with Accounting Standards Codification 718 (“ASC 718”). The aggregate grant date fair value equals the closing price per share of our Common Stock times the number of shares issued on the grant date. Value of performance-based restricted stock units reflects the value of the awards at the grant date based on the probable outcome of the performance conditions. The performance conditions are based on our revenue level for 2010 special grants, our percentile ranking relative to our peers for 2010 grants, and a combination of our revenue growth and our revenue growth relative to our peers for 2009. Based on the probable outcome of the performance conditions on the grant date, the estimated payout of performance-based restricted stock units was 0% for 2010 special grants, 100% for 2010 grants, and 350% for 2009 grants. The maximum payout of performance-based restricted stock units is 200% for 2010 special grants, 300% for 2010 grants, and 450% for 2009 grants. If the maximum performance levels were reached, the value of the stock awards for Mr. Hill would be $8,075,435 and $4,487,314 for 2010 and 2009, respectively; the value of the stock awards for Mr. Hertz would be $712,800 for 2010; and the value of the stock awards for each of Messrs. Archer and Chen would be $1,410,160 and $2,239,848 for 2010 and 2009, respectively. The Merger Agreement with Lam Research provides that the performance-based restricted stock units granted in 2009 will vest at the 450% maximum upon the consummation of the merger of the Company and Lam Research. At the end of 2008, Mr. Hill voluntarily declined to accept any equity grants from the Board of Directors, due to the severe economic crisis that was ensuing globally. As a result, Mr. Hill will receive no payout on performance awards in March of 2012 which achieved 337% of target. See “Grants of Plan Based Awards Table” for more information on the service-based and performance-based restricted stock grants.
(3)	Amounts shown do not reflect compensation actually received by the Named Executive Officer. The amounts shown represent aggregate fair value of options granted during the year. The fair value is the value of the options on the grant date based on the Black-Scholes option valuation model in accordance with ASC 718. The accounting methods and assumptions used to calculate the fair value are set forth in Note 18 of the Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2011.

(4)	Amounts consist of changes to the value of Mr. Hill’s SERP of $498,263 in 2011, $135,077 in 2010, and $911,769 in 2009 and changes to the actuarial present value of Mr. Hill’s accumulated benefits under the Post-Retirement Healthcare Plan of ($6,962) in 2011, $50,762 in 2010, and $37,411 in 2009. See the “Pension Benefits Table.”
(5)	Represents amounts paid by the Company in 2011 on behalf of Mr. Hill as follows: (i) $93,373 for tax planning and preparation fees, $21,423 of which were fees billed in 2010 that were paid in 2011, (ii) $9,920 for financial advisory fees, (iii) $7,350 for matching contributions to Mr. Hill’s account under the Company’s qualified 401(k) plan, and (iv) $1,000 for computer reimbursement.
(6)	Amounts consist of the change in the actuarial present value of accumulated benefits under the Post-Retirement Healthcare Plan. See the “Pension Benefits Table.”
(7)	Represents amounts paid by the Company in 2011 on behalf of Mr. Hertz as follows: (i) $7,350 for matching contributions to Mr. Hertz’s account under the Company’s qualified 401(k) plan.
(8)	Represents amounts paid by the Company in 2011 on behalf of Mr. Archer as follows: (i) $4,960 for financial advisory fees and (ii) $7,350 for matching contributions to Mr. Archer’s account under the Company’s qualified 401(k) plan.
(9)	Represents amounts paid by the Company in 2011 on behalf of Mr. Chen as follows: (i) $1,500 for tax planning and preparation fees and (ii) $7,350 for matching contributions to Mr. Chen’s account under the Company’s qualified 401(k) plan.
(10)	Represents amounts paid by the Company in 2011 on behalf of Mr. Gottlieb as follows: (i) $4,960 for financial advisory fees, (ii) $6,295 for tax planning and preparation fees and (iii) $7,350 for matching contributions to Mr. Gottlieb’s account under the Company’s qualified 401(k) plan.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information concerning grants of awards made to each Named Executive Officer during the fiscal year ended December 31, 2011:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Target ($)		Target (#)		Grant Date Fair Value of Stock Option and Awards(9)

Richard S. Hill	N/A	$1,369,680	(1)(2)
	12/14/2011			60,240	(6)	$2,090,328

John D. Hertz	NA	$234,000	(1)(3)
	12/14/2011			27,500	(7)	$954,250

Timothy M. Archer	NA	$550,000	(1)(4)
	12/14/2011			66,380	(8)	$2,303,386

Fusen E. Chen	NA	$420,000	(1)(5)
	12/14/2011			25,320	(7)	$878,604

Andrew J. Gottlieb	NA	$217,500	(1)(3)
	12/14/2011			18,340	(7)	$636,398

(1)	Amounts shown are the targeted cash incentive compensation award potential for each Named Executive Officer under the Executive Bonus Program. Pursuant to the terms of the Executive Bonus Program, the maximum payout amount is $3,000,000 and net profit after tax must be greater than 3% and individual performance goals must be achieved at a minimum level for any minimum payout to occur. See “Compensation Discussion and Analysis—Components of Senior Executive Compensation—Bonuses” for a further description of the Executive Bonus Program. See “Summary Compensation Table” under the column entitled “Non-Equity Incentive Plan Compensation” for the actual payout amounts.
(2)	Mr. Hill’s target amount is based on 150% of his 2011 base salary.
(3)	Messrs. Hertz’s and Gottlieb’s target amounts are based on 75% of their respective 2011 base salaries.
(4)	Mr. Archer’s target amount is based on 125% of his 2011 base salary.
(5)	Mr. Chen’s target amount is based on 100% of his 2011 base salary.
(6)	Amounts shown are the number of shares of service-based restricted stock granted in December 2011. The shares vest at the rate of one-fourth per year on the anniversary of the grant date.
(7)	Amounts shown are the number of shares of service-based restricted stock units granted in December 2011. The shares vest at the rate of one-fourth per year on the anniversary of the grant date.
(8)	Amounts shown are the number of shares of service-based restricted stock units granted in December 2011. The shares vest at the rate of one-half per year on the anniversary of the grant date.
(9)	Amounts shown represent the aggregate fair value of restricted stock and restricted stock units at the date of grant calculated in accordance with ASC 718. Assumptions used to calculate the grant date fair value amounts are set forth in Note 18 of the Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2011. The exercise price equals the share price of Common Stock on the grant date for stock options included in the table above. However, the fair value shown above may not be indicative of the value realized on the date the option is exercised due to variability in the share price of Common Stock.

The “Summary Compensation Table” and “Grants of Plan-Based Awards Table” should be read in conjunction with both the preceding “Compensation Discussion and Analysis,” which provides detailed information regarding our compensation philosophy and objectives and “Employment and Severance Agreements,” which provides a description of the material terms of any employment arrangements with our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning outstanding equity awards for each Named Executive Officer as of December 31, 2011:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(17)		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(18)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard S. Hill	45,475		136,425	(2)	$32.84	12/17/2020
	39,725		79,450	(4)	$23.94	12/18/2019
	25,000		—		$26.01	12/14/2017
	100,000		—		$34.36	12/15/2016
	11,893	(1)	—		$48.71	04/12/2012
	122,459	(1)	—		$47.95	04/11/2012
							114,135	(7)	$4,712,634
										79,320	(8)	$3,275,123

John Hertz	7,500		22,500	(3)	$33.00	12/16/2020
	—		25,000	(5)	$23.93	12/17/2019
	—		12,500	(6)	$12.47	12/18/2018
							42,350	(9)	$1,748,632
										20,000	(10)	$825,800

Timothy M. Archer	9,000		27,000	(3)	$33.00	12/16/2020
	25,000		50,000	(5)	$23.93	12/17/2019
	37,500		37,500	(6)	$12.47	12/18/2018
	50,000		—		$26.15	12/13/2017
	65,000		—		$33.39	12/14/2016
	40,000		—		$24.76	12/15/2015
	30,000		—		$27.48	12/16/2014
	16,000	(1)	—		$31.24	06/11/2014
	20,000	(1)	—		$40.82	12/18/2013
	50,000		—		$29.24	12/13/2012
	40,000	(1)	—		$32.96	06/20/2012
							89,780	(11)	$3,707,016
										41,000	(12)	$1,692,890

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(17)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(18)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Fusen E. Chen	9,000	27,000	(3)	$33.00	12/16/2020
	25,000	50,000	(5)	$23.93	12/17/2019
	25,000	25,000	(6)	$12.47	12/18/2018
	12,500	—		$26.15	12/13/2017
	50,000	—		$33.39	12/14/2016
						48,720	(13)	$2,011,649
									41,000	(14)	$1,692,890

Andrew Gottlieb	3,875	11,625		$33.00	12/16/2020
	2,500	7,500		$26.86	04/15/2020
	5,000	10,000		$23.93	12/17/2019
	—	6,000		$17.05	05/21/2019
	—	7,500		$15.23	10/16/2018
						35,790	(15)	$1,477,769
									6,400	(16)	$264,256

(1)	Certain options included above were unvested and “out-of-the-money” with an exercise price equal to or greater than $30.00 as of November 15, 2005. On this date, the Compensation Committee and the Audit Committee approved a plan to provide for immediate vesting of these options for all of the Company’s employees. The Company’s decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the applicable effective date of SFAS 123R the predecessor to ASC 718, and the Company considered that, because these options had exercise prices in excess of the then current market value, the options were not fully achieving their original objectives of incentive compensation and employee retention. Each of the Company’s Executive Officers, as defined under Rule 405 of the Securities Act, whose options were accelerated under this plan entered into a Resale Restriction Agreement which imposed restrictions on the sale of any shares received through the exercise of accelerated options until the earlier of (i) the original vesting dates set forth in the option or (ii) the Executive Officer’s termination of employment. See the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2005 for the form of Resale Restriction Agreement.
(2)	These options were granted on December 17, 2010 and vest at a rate of one-fourth per year on the anniversary of the grant date.
(3)	These options were granted on December 16, 2010 and vest at a rate of one-fourth per year on the anniversary of the grant date.
(4)	These options were granted on December 18, 2009 and vest at a rate of one-fourth per year on the anniversary of the grant date.
(5)	These options were granted on December 17, 2009 and vest at a rate of one-fourth per year on the anniversary of the grant date.
(6)	These options were granted on December 18, 2008 and vest at a rate of one-fourth per year on the anniversary of the grant date.
(7)	The unvested shares consist of: (i) 23,430 restricted stock units awarded on December 18, 2009 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; (ii) 30,465 restricted stock units awarded on December 17, 2010 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; and (iii) 60,240 shares of restricted stock awarded on December 14, 2011 that vest at a rate of one-fourth per year on the anniversary of the grant date.
(8)

The unvested shares consist of: (i) 31,240 performance-based restricted stock units granted on December 18, 2009 that vest on March 31, 2013 with a payout ratio from 0%-300% depending on (a) the Company’s compound annual growth in revenue (CAGR) between fiscal 2009 and fiscal 2012 and (b) the Company’s CAGR performance in comparison to certain peer companies for the same period (collectively, the “2012 CAGR Performance Goals), with an additional 150% of the target shares vesting if the Company’s CAGR between year 2009 and 2012 is equal to or greater than 7.5%; (ii) 27,080 performance-based restricted stock units granted on December 17, 2010 that vest at a rate of 25% over four years beginning on March 31, 2012 with a payout ratio from 0%-300% depending on Novellus’ revenue growth during fiscal year 2011 relative to selected peer companies; and (iii) 21,000 performance-based restricted stock units granted on December 17, 2010 that vest on February 17, 2012 with a payout from 0%-200%, depending on Novellus’ revenue performance during fiscal 2011. The Merger Agreement with Lam Research provides that the performance-based restricted stock units granted in 2009 will vest at the 450% maximum upon the consummation of the merger of the Company with Lam Research. See “Compensation Discussion and Analysis-Equity Awards-Performance–Based Restricted Stock Units” for more information regarding the performance-based restricted stock units.
(9)	The unvested shares consist of: (i) 1,950 restricted stock units awarded on December 18, 2008 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; (ii) 7,500 restricted stock units awarded on December 17, 2009 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; (iii) 5,400 restricted stock units awarded on December 16, 2010 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; and (iv) 27,500 restricted stock units awarded on December 14, 2011 that vest at a rate of one-fourth per year on the anniversary of the grant date.
(10)	The unvested shares consist of: (i) 5,200 performance-based restricted stock units granted on December 18, 2008 that vest on March 31, 2012 on a pro-rata basis (from 0%-300%) if the Company achieves the 2011 CAGR Performance Goals (an additional 150% of target shares will vest if the Company’s CAGR between year 2008 and 2011 is equal to or greater than 7.5%); (ii) 10,000 performance-based restricted stock units granted on December 17, 2009 that vest on March 31, 2013 with a payout ratio from 0%-300% depending on the 2012 CAGR Performance Goals (an additional 150% of the target shares will vest if the Company’s CAGR between year 2009 and 2012 is equal to or greater than 7.5%); and (iii) 4,800 performance-based restricted stock units granted on December 16, 2010 that vest at a rate of 25% over four years beginning on March 31, 2012 on a pro-rata basis (from 0% to 300%) depending on Novellus’ revenue growth during fiscal 2011 relative to selected peer companies. The Merger Agreement with Lam Research provides that the performance-based restricted stock units granted in 2009 will vest at the 450% maximum upon the consummation of the merger of the Company with Lam Research. See “Compensation Discussion and Analysis-Equity Awards-Performance-Based Restricted Stock Units) for more information regarding the performance-based restricted stock units.
(11)	The unvested shares consist of: (i) 4,500 restricted stock units awarded on December 18, 2008 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; (ii) 11,700 restricted stock units awarded on December 17, 2009 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; (iii) 7,200 restricted stock units awarded on December 16, 2010 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; and (iv) 66,380 restricted stock units awarded on December 14, 2011 that vest at a rate of one-half per year on the anniversary of the grant date.
(12)	The unvested shares consist of: (i) 12,000 performance-based restricted stock units granted on December 18, 2008 that vest on March 31, 2012 with a payout ratio from 0%-300% depending the 2011 CAGR Performance Goals (an additional 150% of target shares will vest if the Company’s CAGR between year 2008 and 2011 is equal to or greater than 7.5%); (ii) 15,600 performance-based restricted stock units granted on December 17, 2009 that vest on March 31, 2013 with a payout ratio from 0%-300% depending on the 2012 CAGR Performance Goals (an additional 150% of the target shares will vest if the Company’s CAGR between year 2009 and 2012 is equal to or greater than 7.5%); (iii) 6,400 performance-based restricted stock units granted on December 16, 2010 that vest at a rate of 25% over four years beginning on March 31, 2012 with a payout ratio from 0%-300% depending on Novellus’ revenue growth during fiscal 2011 relative to selected peer companies; and (iv) 7,000 performance-based restricted stock units granted on December 17, 2010 that vest on February 17, 2012 with a payout from 0%-200%, depending on Novellus’ revenue performance during fiscal 2011. The Merger Agreement with Lam Research provides that the performance-based restricted stock units granted in 2009 will vest at the 450% maximum upon the consummation of the merger of the Company with Lam Research. See “Compensation Discussion and Analysis-Equity Awards-Performance-Based Restricted Stock Units” for more information regarding the performance-based restricted stock units.
(13)	The unvested shares consist of: (i) 4,500 restricted stock units awarded on December 18, 2008 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; (ii) 11,700 restricted stock units awarded on December 17, 2009 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; (iii) 7,200 restricted stock units awarded on December 16, 2010 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; and (iv) 25,320 restricted stock units awarded on December 14, 2011 that vest at a rate of one-fourth per year on the anniversary of the grant date.
(14)

The unvested shares consist of: (i) 12,000 performance-based restricted stock units granted on December 18, 2008 that vest on March 31, 2012 with a payout ratio from 0%-300% depending the 2011 CAGR Performance Goals (an additional 150% of target shares will vest if the Company’s CAGR between year 2008 and 2011 is equal to or greater than 7.5%); (ii) 15,600 performance-based restricted stock units granted on December 17, 2009 that vest on March 31, 2013 with a payout ratio from 0%-300% depending on the 2012 CAGR Performance Goals (an additional 150% of the target shares will vest if the Company’s CAGR between year 2009 and 2012 is equal to or greater than 7.5%); (iii) 6,400 performance-based restricted stock units granted on December 16, 2010 that vest at a rate of 25% over four years beginning on March 31, 2012 with a payout ratio from 0%-300% depending on Novellus’ revenue growth during fiscal 2011 relative to selected peer companies; and (iv) 7,000 performance-based restricted stock units granted on December 17, 2010 that vest on February 17, 2012 with a payout from 0%-200%, depending on Novellus’ revenue performance during fiscal 2011. The Merger Agreement with Lam Research provides that the performance-based restricted stock units granted in 2009 will vest at the 450% maximum upon the consummation of the merger of the Company with Lam Research. See “Compensation Discussion and Analysis-Equity Awards-Performance-Based Restricted Stock Units” for more information regarding the performance-based restricted stock awards.
(15)	The unvested shares consist of: (i) 5,000 restricted stock units awarded on October 16, 2008 that vest at a rate of one-fourth of the total grant amount per year on the anniversary October 13, 2008; (ii) 3,000 restricted stock units awarded on May 21, 2009 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; (iii) 3,000 restricted stock units awarded on December 17, 2009 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; (iv) 3,750 restricted stock units awarded on April 15, 2010 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of April 1, 2010; (v) 2,700 restricted stock units awarded on December 16, 2010 that vest at a rate of one-fourth of the total grant amount per year on the anniversary of the grant date; and (vi) 18,340 restricted stock units awarded on December 14, 2011 that vest at a rate of one-fourth per year on the anniversary of the grant date.
(16)	The unvested shares consist of: (i) 4,000 performance-based restricted stock units granted on December 17, 2009 that vest on March 31, 2013 with a payout ratio from 0%-300% depending on the 2012 CAGR Performance Goals (an additional 150% of the target shares will vest if the Company’s CAGR between year 2009 and 2012 is equal to or greater than 7.5%) and (ii) 2,400 performance-based restricted stock units granted on December 16, 2010 that vest at a rate of 25% over four years beginning on March 31, 2012 with a payout ratio from 0%-300% depending on Novellus’ revenue growth during fiscal 2011 relative to selected peer companies. The Merger Agreement with Lam Research provides that the performance-based restricted stock units granted in 2009 will vest at the 450% maximum upon the consummation of the merger of the Company with Lam Research.
(17)	Certain of the options included in this column were exercised by the respective holders thereof subsequent to December 31, 2011. Specifically, Mr. Hill exercised options with respect to 164,725 shares pursuant to a Rule 10b5-1 plan put in place in February 2011, Mr. Hertz exercised options with respect to 7,500 shares pursuant to a Rule 10b5-1 plan put in place in February 2011, Mr. Archer exercised options with respect to 40,000 shares, Mr. Chen exercised options with respect to 121,500 shares, a portion of which were exercised pursuant to a Rule 10b5-1 plan put in place in February 2011, and Mr. Gottlieb exercised options with respect to 7,500 shares, a portion of which were exercised pursuant to a Rule 10b5-1 plan put in place in February 2011. Each of the respective Named Executive Officers immediately sold all of the shares acquired upon exercise of the foregoing options. All of these transactions are reported on Form 4s filed by the applicable Named Executive Officer.
(18)	Amounts shown are the target number of shares of the performance based restricted stock units.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information concerning all exercises of stock options and vesting of restricted stock for each Named Executive Officer during the fiscal year ended December 31, 2011:

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Richard S. Hill	1,080,473	$10,477,691	84,528	$3,024,538
John Hertz	87,500	$956,032	13,125	$491,259
Timothy M. Archer	36,750	$318,298	15,000	$578,288
Fusen E. Chen	247,500	$2,822,668	15,000	$578,288
Andrew Gottlieb	15,500	$252,795	10,150	$353,603

(1)	The value realized equals the difference between the option exercise price and the closing price of Common Stock at the time of exercise, multiplied by the number of shares for which the option was exercised.
(2)	The value realized equals the closing price of Common Stock on the vesting date, multiplied by the number of shares that vested.

PENSION BENEFITS TABLE

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each Named Executive Officer during the fiscal year ended December 31, 2011:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)

Richard S. Hill	SERP (1)	18	$4,888,263		—
	Post-Retirement Healthcare Plan (2)	N/A	$426,902		—
John Hertz	Post-Retirement Healthcare Plan (3)	4	$87,405	(4)	—
Timothy M. Archer	Post-Retirement Healthcare Plan (3)	17	$199,556	(4)	—
Fusen E. Chen	Post-Retirement Healthcare Plan (3)	7	$224,812	(4)	—
Andrew J. Gottlieb	Post-Retirement Healthcare Plan (3)	3	$66,656	(4)	—

(1)	Mr. Hill’s SERP is a cash retirement benefit available under his employment agreement. Mr. Hill is fully vested in his SERP benefit, provided that for a period of two years following termination, Mr. Hill complies with certain non-competition and non-solicitation provisions contained in his employment agreement. Subject to his continuing compliance with the specified non-competition and non-solicitation provisions, Mr. Hill’s SERP benefit will be equal to 60 times his highest base monthly salary paid during his employment increased by an amount equal to the positive difference (if any) between the cash surrender value of the life insurance policy issued by Sun Life Insurance Company and Mr. Hill’s employment agreement. Mr. Hill’s SERP benefit is payable upon any termination of his employment, other than termination by the Company for Cause, within thirty (30) days following Mr. Hill’s date of termination.
(2)	Under the provisions of Mr. Hill’s employment agreement, upon retirement, Mr. Hill is eligible to receive benefits under the Executive Officers’ Medical and Dental Retirement Benefits Plan described in footnote (3) below, without regard to any age or length of service limitation other than being an employee in good standing upon termination of employment.
(3)	The Executive Officers’ Medical and Dental Retirement Benefits Plan provides for medical and dental coverage that is substantially comparable to coverage provided to active employees for Executive officers and their spouses for the duration of their lifetimes and for covered dependents as defined by the plan. At the end of 2011, all Named Executive Officers were eligible to participate in the Post-Retirement Healthcare Plan. Executive officers are entitled to receive these benefits provided that each (i) is in good standing upon termination of employment, (ii) has reached the age of 60, and (iii) has a combined age and years of service upon termination equal to at least 72. Executive officers are required to pay premiums for such coverage which would be equal to rates then applicable to active employees and their spouses and/or families. The significant assumptions used to calculate the present value of the accumulated benefit of our Executive Officers’ Medical and Dental Retirement Benefits Plan include a discount rate of 5.10%, a projection of the RP 2000 mortality table used by sponsors of defined benefit pension plans for funding purposes, and a healthcare trend rate of 10.00% for 2012, with an ultimate health trend rate of 5%.
(4)	Amounts in the table above include benefits in which the Named Executive Officer may not have been vested at December 31, 2011. Amounts also assume that Messrs. Chen, Archer, Gottlieb and Hertz will continue to be employed by the Company and otherwise satisfy the applicable eligibility requirements of the Executive Officers’ Medical and Dental Retirement Plan described in (3) above.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The table below sets forth the estimated amount of payments and other benefits each Named Executive Officer would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on December 31, 2011. Amounts potentially payable under plans which are generally available to all salaried employees, such as life and disability insurance, are excluded from the table. The values related to vesting of stock option awards and stock awards are based upon the fair market value of our Common Stock of $41.29 as reported on the NASDAQ Global Select Market on December 30, 2011, the last trading day of our fiscal year. Actual payments made at any future date would vary, including based upon the amount the Named Executive Officer would have accrued under the applicable benefit or compensation plan as well as based upon the price of our Common Stock. The table below is not an indication of the amounts that each Named Executive Officer would be entitled to receive upon the consummation of the pending merger with Lam Research. In accordance with SEC rules, certain assumptions used in determining the estimated amount of payments and other benefits of each Named Executive Officer disclosed in the table below are different than the assumptions relied upon for the disclosures of potential payments and other benefits to the Company’s Named Executive Officers arising from or related to the pending merger as set forth in the joint proxy statement/prospectus of the Company and Lam Research included in the registration statement on Form S-4 (File No. 333-179267) initially filed by Lam Research on January 31, 2012, as amended.

Name	Event	Salary & Other Cash Payments ($) (1)		Vesting of Stock Options ($)		Vesting of Stock Awards ($)		Healthcare Benefits ($)		Total ($)
Richard S. Hill	Death	$5,040,450	(2)	$2,531,249	(3)	$10,159,199	(4)	$426,902	(5)	$18,157,800
	Disability	$5,344,823	(6)	$2,531,249	(3)	$10,159,199	(4)	$426,902	(5)	$18,462,173
	Resignation Not for Good Reason	$4,888,263	(7)	—		—		$426,902	(5)	$5,315,165
	Resignation for Good Reason or Involuntary Termination Not for Cause	$4,888,263	(7)	$2,531,249	(8)	$15,605,762	(9)	$426,902	(5)	$23,452,176
	Change-in-Control	$—		$—		$13,118,452	(10)	$—		$13,118,452	(11)
	Certain Resignation following Change-in-Control	$4,888,263	(7)	$2,531,249	(12)	$15,605,762	(12)	$426,902	(5)	$23,452,176	(11)
John D. Hertz	Death or Disability	—		$980,775	(3)	$3,458,038	(4)	$—		$4,438,813
	Change-in-Control	—		—		$4,031,969	(10)	$—		$4,031,969
	Termination following Change-in-Control	—		—		$5,167,444	(13)	—		$5,167,444
Timothy M. Archer	Death or Disability	—		$2,172,580	(3)	$6,956,540	(4)	—		$9,129,120
	Change-in-Control	—		—		$7,465,232	(10)	—		$7,465,232
	Termination following Change-in-Control	—		—		$10,206,062	(13)	—		$10,206,062
Fusen E. Chen	Death or Disability	—		$1,812,330	(3)	$5,261,172	(4)	—		$7,073,502
	Change-in-Control	—		—		$7,465,232	(10)	—		$7,465,232
	Termination following Change-in-Control	—		—		$8,510,695	(13)	—		$8,510,695
Andrew J. Gottlieb	Death or Disability	—		$719,087	(3)	$1,998,024	(4)	—		$2,717,111
	Change-in-Control	—		—		$1,761,019	(10)	—		$1,761,019
	Termination following Change-in-Control	—		—		$2,518,277	(13)	—		$2,518,277

(1)	The amounts shown in this table reflect the base salaries in effect as of December 31, 2011.
(2)	Under the terms of Mr. Hill’s employment agreement, if Mr. Hill’s employment terminates as a result of his death, his estate would be entitled to (i) his base salary and benefits paid bi-weekly through the second full month after Mr. Hill’s death and (ii) his SERP Benefit (see description in footnote (7) below). At December 31, 2011, these potential payments are $152,187 and $4,888,263, respectively. Pursuant to the terms of Mr. Hill’s employment agreement, the SERP Benefit is conditioned upon Mr. Hill’s not competing with the Company and not soliciting the Company’ employees or customers, to the extent any such customer was known to Mr. Hill while he was employed by the Company to have been a customer, with respect to products or services competitive with those offered by the Company, during the two (2) year period following his termination.

(3)	Under the terms of each Named Executive Officer’s stock option awards that are not fully vested as of December 31, 2011, 100% of the total number of shares subject to such stock option awards that are unvested will immediately vest if the Named Executive Officer’s employment is terminated as a result of the death or “disability” (as such term is defined in the applicable award agreement) of the Named Executive Officer. The estimated total value related to the vesting of such stock option awards was determined by multiplying (i) the number of unvested shares of our Common Stock subject to each such stock option award on December 31, 2011, and (ii) the excess of $41.29 (the fair market value of our Common Stock as reported on the NASDAQ Global Select Market on December 30, 2011, the last trading day of our fiscal year) over the exercise price per share of each such stock option award.
(4)	Under the terms of each Named Executive Officer’s time-based restricted stock and restricted stock units, 100% of the total number of shares of restricted stock and restricted stock units will immediately vest if the Named Executive Officer’s employment is terminated as a result of the death or “disability” (as such term is defined in the applicable award agreement) of the Named Executive Officer. Under the terms of each Named Executive Officer’s performance-based restricted stock units, 50% of the total number of shares of our Common Stock subject to such restricted stock unit will immediately vest if the Named Executive Officer’s employment is terminated as a result of the death or “disability” (as such term is defined in the applicable award agreement) of the Named Executive Officer. The estimated total value related to the vesting of such restricted stock and restricted stock units was determined by multiplying (i) the sum of the number of unvested shares of Common Stock estimated to be subject to restricted stock and restricted stock units on December 31, 2011, and that would vest if the Named Executive Officer’s employment is terminated a result of the death or “disability” (as such term is defined in the applicable award agreement) of the Named Executive Officer, and (ii) $41.29 (the fair market value of our Common Stock as reported on the NASDAQ Global Select Market on December 30, 2011, the last trading day of our fiscal year). The number of shares of our Common Stock subject to performance-based restricted stock units was determined based on the number of shares that would have become payable pursuant to such awards based upon achievement of maximum performance under the terms of such awards.
(5)	Under the terms of Mr. Hill’s employment agreement, upon the termination of Mr. Hill’s employment by the Company without Cause or by Mr. Hill with or without Good Reason (as such terms are defined therein), or due to disability or death, Mr. Hill and his spouse will be provided healthcare benefits for the duration of their lifetimes under the Executive Officers’ Medical and Dental Retirement Benefits Plan, without regard to any age or length of service limitation other than being an employee in good standing upon termination of employment. The Executive Officers’ Medical and Dental Retirement Benefits Plan provides for medical and dental coverage that is substantially comparable to coverage provided to active employees for executive officers and their spouses for the duration of their lifetimes and for dependent minor children as defined by the plan. The significant assumptions used to calculate the present value of the accumulated benefit of Mr. Hill under the Executive Officers’ Medical and Dental Retirement Benefits Plan include a discount rate of 5.10%, a projection of the RP 2000 mortality table used by sponsors of defined benefit pension plans for funding purposes, and a healthcare trend rate of 10% for 2012, with an ultimate health trend rate of 5%. Pursuant to the terms of Mr. Hill’s employment agreement, this benefit is conditioned upon Mr. Hill’s not competing with the Company and not soliciting the Company’ employees or customers, to the extent any such customer was known to Mr. Hill while he was employed by the Company to have been a customer, with respect to products or services competitive with those offered by the Company, during the two (2) year period following his termination.
(6)

Under the terms of Mr. Hill’s employment agreement, if Mr. Hill were to become “disabled” (as defined in his employment agreement) while employed by the Company, he would be entitled to receive (i) 100% of his then base salary thru the last day of the month in which the 180th day of disability occurs and (ii) his SERP Benefit (see description in footnote (7) below). At December 31, 2011, these potential payments are $456,560 and $4,888,263, respectively. Pursuant to the terms of Mr. Hill’s employment agreement, the SERP Benefit is conditioned upon Mr. Hill’s not competing with the Company and not soliciting the Company’ employees or customers, to the extent any such customer was known to Mr. Hill while he was employed by the Company to have been a customer, with respect to products or services competitive with those offered by the Company, during the two (2) year period following his termination.

(7)	Under the terms of Mr. Hill’s employment agreement, upon the termination of Mr. Hill’s employment by the Company without Cause or by Mr. Hill with or without Good Reason (as such terms are defined therein), or due to disability or death, Mr. Hill will receive a lump-sum supplemental retirement benefit (the “SERP Benefit”) equal to sixty (60) times his highest base monthly salary paid during his employment, plus the positive difference (if any) between the (a) the cash surrender value of a life insurance policy with respect to Mr. Hill held by the Company and (b) the foregoing supplemental retirement benefit. This amount is estimated to equal $4,888,263. The estimated total for Mr. Hill’s supplemental retirement benefit assumes an annual base salary of approximately $913,120 and that the life insurance policy held by the Company with respect to Mr. Hill has a cash surrender value in the amount of $4,888,263, which is the cash surrender value of the life insurance policy as of December 31, 2011. Under the terms of Mr. Hill’s employment agreement, this benefit is conditioned upon Mr. Hill’s not competing with the Company and not soliciting the Company’ employees or customers, to the extent any such customer was known to Mr. Hill, while he was employed by the Company to have been a customer, with respect to products or services competitive with those offered by the Company, during the two (2) year period following his termination.

(8)	Under the terms of Mr. Hill’s employment agreement, upon Mr. Hill’s termination of employment by the Company without Cause or by Mr. Hill for Good Reason (as such terms are defined therein), his stock option awards would continue to vest during the two (2) year period following his termination of employment and he would not be required to exercise such stock option awards until three (3) years following the end of such period (but not beyond the original term of such stock option awards). Under the terms of Mr. Hill’s employment agreement, this benefit is conditioned upon Mr. Hill’s not competing with the Company and not soliciting the Company’ employees or customers, to the extent any such customer was known to Mr. Hill, while he was employed by the Company to have been a customer, with respect to products or services competitive with those offered by the Company, during the two (2) year period following his termination. The estimated total value related to this benefit was determined by multiplying (i) the number of unvested shares of our Common Stock subject to each such stock option award held by Mr. Hill on December 31, 2011, and (ii) the excess of $41.29 (the fair market value of our Common Stock as reported on the NASDAQ Global Select Market on December 30, 2011, the last trading day of our fiscal year) over the exercise price per share of each such stock option award, and is not discounted to reflect the present value of the lapse of the obligation to continue to perform services.
(9)	Under the terms of Mr. Hill’s employment agreement, if the Company terminates Mr. Hill’s employment without Cause or Mr. Hill resigns for Good Reason (as such terms are defined in the applicable award agreement), Mr. Hill will be entitled to receive immediate vesting of his restricted stock and restricted stock unit. Under the terms of Mr. Hill’s employment agreement, this benefit is conditioned upon Mr. Hill’s not competing with the Company and not soliciting the Company’ employees or customers, to the extent any such customer was known to Mr. Hill, while he was employed by the Company to have been a customer, with respect to products or services competitive with those offered by the Company, during the two (2) year period following his termination. The estimated total value related to the vesting of such restricted stock and restricted stock units was determined by multiplying (i) the sum of the number of unvested shares of Common Stock estimated to be subject to restricted stock awards and restricted stock unit awards on December 31, 2011, and (ii) $41.29 (the fair market value of our Common Stock as reported on the NASDAQ Global Select Market on December 30, 2011, the last trading day of our fiscal year). The number of shares of our Common Stock subject to performance-based restricted stock units was determined based on the number of shares that would have become payable pursuant to such awards based upon achievement of maximum performance under the terms of such awards.
(10)	Under the terms of each Named Executive Officer’s restricted stock unit award other than restricted stock unit awards granted in 2011, 100% of the restricted stock unit awards will immediately vest upon a “corporate transaction” (as such term is defined in the applicable award agreement or the applicable Company stock incentive plan). For a description of the terms of restricted stock unit awards granted in 2011 see footnote 13 below. The estimated total value related to the vesting of such restricted stock unit award was determined by multiplying (i) the sum of the number of unvested shares of Common Stock estimated to be subject to such restricted stock unit awards on December 31, 2011, and (ii) $41.29 (the fair market value of our Common Stock as reported on the NASDAQ Global Select Market on December 30, 2011, the last trading day of our fiscal year). The number of shares of our Common Stock subject to performance-based restricted stock units was determined based on the number of shares that would have become payable pursuant to such awards based upon achievement of maximum performance under the terms of such awards.
(11)	Under the terms of Mr. Hill’s employment agreement, in the event that an excise tax under Section 4999 of the Code would be assessed on payments or other benefits received upon a change-in-control, Mr. Hill will be entitled to receive: (i) the full aggregate amount of payments and other benefits to which he is entitled or (ii) an amount equal to one dollar less than three times Mr. Hill’s “base amount” (within the meaning of Section 280G of the Code), whichever results in Mr. Hill’s receipt of the largest aggregate amount, taking into account all applicable federal, state, and local taxes.
(12)	Under the terms of Mr. Hill’s employment agreement, if the Company undergoes a “change in control” (as such term is defined therein) and Mr. Hill accepts a position with the Company or its successor, as applicable, other than Chairman and Chief Executive Officer, Mr. Hill will have the right to terminate his employment, and it will be considered to be for “good reason”, at any time within the period starting on the date of the change-in-control and ending on the second anniversary thereof, and unvested stock options, restricted stock and restricted stock units held by Mr. Hill on the date of termination will immediately vest. The estimated total value related to the vesting of each such stock option was determined by multiplying (i) the number of unvested shares of our Common Stock subject to each such stock option on December 31, 2011, (ii) and the excess of $41.29 (the fair market value of our Common Stock as reported on the NASDAQ Global Select Market on December 30, 2011, the last trading day of our fiscal year) over the exercise price per share of each such grant. The estimated total value related to the vesting of such restricted stock and restricted stock units was determined by multiplying (i) the sum of the number of unvested shares of Common Stock estimated to be subject to such awards on December 31, 2011, and (ii) $41.29 (the fair market value of our Common Stock as reported on the NASDAQ Global Select Market on December 30, 2011, the last trading day of our fiscal year). Under the terms of Mr. Hill’s employment agreement, this benefit is conditioned upon Mr. Hill’s not competing with the Company and not soliciting the Company’ employees or customers, to the extent any such customer was known to Mr. Hill, while he was employed by the Company to have been a customer, with respect to products or services competitive with those offered by the Company, during the two (2) year period following his termination.

(13)	Under the terms of each Named Executive Officer’s restricted stock unit award granted in 2011, 100% of the total number of restricted stock units awarded will immediately vest upon termination of the Named Executive Officer’s employment by the Company without “cause” or by the Named Executive Officer for “good reason” on the date of or within twelve (12) months after a “corporate transaction” (as such terms are defined in the applicable award agreement). The awards will not accelerate upon termination of a Named Executive Officer’s employment without “cause” if such termination is in connection with a “reduction in force” and the Named Executive Officer was not otherwise eligible for “retirement” (as such terms are defined in the applicable award agreement). The estimated total value related to the vesting of such restricted stock units was determined by multiplying (i) the sum of the number of unvested shares of Common Stock estimated to be subject to such awards on December 31, 2011, and (ii) $41.29 (the fair market value of our Common Stock as reported on the NASDAQ Global Select Market on December 30, 2011, the last trading day of our fiscal year).

DIRECTOR COMPENSATION

During 2011, directors who were not employees of the Company received an annual retainer of $40,000, a fee of $2,000 for each meeting of the Board of Directors attended, and a fee of $1,000 for each meeting of a committee of the Board of Directors attended. The lead director and chair of each of the Audit Committee and the Compensation Committee received an additional fee of $15,000, and the chair of the Governance Committee received an additional fee of $10,000.

Stock options have not been granted to non-employee directors since 2004, and all previously issued stock options were fully vested at the grant date. Beginning in 2005, non-employee directors receive 5,000 restricted shares of Common Stock under the Company’s Amended and Restated 2001 Stock Incentive Plan annually. Accordingly, on May 11, 2011, Ms. Rhoads and Messrs. Bonke, El-Mansy, Possley, Saraswat, Spivey and Whitaker were each awarded 5,000 shares of restricted stock. The restricted stock awards vest on May 8, 2012.

Each new director will receive a restricted stock award of 5,000 shares of Common Stock upon such director’s initial election to the Board of Directors. Additionally, each new director will receive a restricted stock award of the number of shares of Common Stock determined by multiplying (i) 5,000 by (ii) the quotient of (a) the number of calendar months from the director’s election until the next annual meeting of shareholders (assuming, for this purpose, that such annual meeting occurs in the same month as the immediately preceding annual meeting) by (b) 12.

A director emeritus receives annual cash compensation equal to the Company’s standard board meeting fee; however, the director emeritus does not receive equity awards. Any equity award granted during a director emeritus’ term of service as a director continues to vest during his or her term as a director emeritus.

The following table sets forth certain information concerning the compensation of the Company’s non-employee directors for the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Total ($)	Value of Stock Awards Upon a Change-in- Control ($) (4)
Neil R. Bonke	$97,750	$178,150	—	$275,900	$412,900
Youssef A. El-Mansy	$96,500	$178,150	—	$274,650	$412,900
J. David Litster	$4,000	$—	—	$4,000	$68,789
Yoshio Nishi	$33,000	$—	—	$33,000	$206,450
Glen G. Possley	$77,000	$178,150	—	$255,150	$412,900
Ann D. Rhoads	$83,208	$178,150	—	$261,358	$412,900
Krishna Saraswat	$62,385	$427,713	—	$490,098	$464,513
William R. Spivey	$110,000	$178,150	—	$288,150	$412,900
Delbert A. Whitaker	$83,000	$178,150	—	$261,150	$412,900

(1)	Director retainer fees are paid one month in advance of the quarter earned. The amounts in this column represent fees earned in 2011 but paid in 2010 and fees earned in 2011 but deferred under the Company’s deferred compensation plan. The amounts exclude fees paid in 2011 but earned in 2012.
(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Accounting Standards Codification 718 (“ASC 718”). The grant date fair value of the 5,000 shares of restricted stock awarded to each of our non-employee directors on May 11, 2011 was $35.63 per share. The aggregate grant date fair value equals the closing price per share of our Common Stock on the grant date times the number of shares issued on the grant date. At December 31, 2011, each non-employee director had 10,000 shares of unvested restricted stock outstanding, except for directors emeriti Litster and Nishi, who had 1,666 and 5,000 shares of unvested restricted stock outstanding, respectively, and new director Mr. Saraswat who had 11,250 shares of unvested restricted stock outstanding.
(3)	No stock option awards were granted to non-employee directors during 2011. Stock options have not been granted to non-employee directors since 2004, and all previous stock options were fully vested at the grant date. At December 31, 2011, there were no stock options outstanding for any non-employee directors.

(4)	This column sets forth the estimated payments each non-employee director would be entitled to receive upon the occurrence of a change of control, assuming the change of control occurred on December 31, 2011. The amount assumes that all outstanding restricted stock vests upon a change of control (which is a contractual requirement of the director’s restricted stock).

Compensation Committee Interlocks and Insider Participation

Ms. Rhoads and Messrs. El-Mansy, Spivey and Whitaker, all of whom are “independent” under the applicable NASDAQ listing standards, served on the Compensation Committee in 2011. No member of the Compensation Committee is or was formerly an officer or an employee of the Company or its subsidiaries. There were no interlocks or insider participation between any member of the Board of Directors or the Compensation Committee and any member of the board of directors or compensation committee of another company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of Common Stock as of February 28, 2012 as to (a) each director, (b) each Named Executive Officer for the year ended December 31, 2011, (c) all current executive officers and directors as a group, and (d) each person known by the Company, as of December 31, 2011, to beneficially own more than 5% of the outstanding shares of its Common Stock. Unless otherwise noted, the address of each beneficial owner listed in the table is c/o Novellus Systems, Inc., 4000 North First Street, San Jose, California 95134.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
Directors and Named Executive Officers
Richard S. Hill (2)	352,775	*
Neil R. Bonke (3)	10,000	*
Youssef A. El-Mansy (3)	23,999	*
J. David Litster (4)	16,000	*
Yoshio Nishi (5)	30,000	*
Glen G. Possley (3)	30,999	*
Ann D. Rhoads (3)	35,000	*
Krishna Saraswat (6)	11,250	*
William R. Spivey (3)	43,001	*
Delbert Whitaker (3)	20,000	*
Andrew Gottlieb (7)	8,585	*
John D. Hertz (8)	15,207	*
Timothy Archer (9)	390,360	*
Fusen Chen (10)	98,992	*
All current executive officers and directors as a group (12 persons) (11)	1,040,168	1.46%
Persons Owning More Than 5% of Common Stock
Blackrock, Inc. (12)	5,113,883	7.22%
Columbia Management Investment Advisers, LLC (13)	8,806,849	12.44%
Eminence Capital LLC (14)	5,770,292	8.15%
The Vanguard Group, Inc. (15)	4,131,203	5.83%
Putnam Investment, LLC (16)	3,576,148	5.05%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 28, 2012 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Applicable percentages are based on 70,803,891 shares outstanding on February 28, 2012, adjusted as required by the rules. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.
(2)	Includes (i) options to purchase an aggregate of 179,827 shares that are currently exercisable or will be exercisable within 60 days of February 28, 2012, (ii) 5,999 shares held by Mr. Hill’s spouse, (iii) options to purchase an aggregate of 12,687 shares held by Mr. Hill’s spouse that are currently exercisable or will be exercisable within 60 days of February 28, 2012, (iv) 6,770 shares issuable pursuant to restricted stock units that will vest within 60 days of February 28, 2012 and (v) 60,240 shares of restricted stock subject to further vesting restrictions.
(3)	Includes 10,000 shares of restricted stock subject to further vesting restrictions.
(4)	Includes 1,666 shares of restricted stock subject to further vesting restrictions.
(5)	Includes 5,000 shares of restricted stock subject to further vesting restrictions.
(6)	Includes 9,166 shares of restricted stock subject to further vesting restrictions.

(7)	Includes (i) options to purchase an aggregate of 6,375 shares that are currently exercisable or will be exercisable within 60 days of February 28, 2012, and (ii) 1,850 shares subject to restricted stock units that will vest within 60 days of February 28, 2012.
(8)	Includes 6,400 shares subject to restricted stock units that will vest within 60 days of February 28, 2012.
(9)	Includes (i) options to purchase an aggregate of 362,500 shares that are currently exercisable or will be exercisable within 60 days of February 28, 2012, (ii) 13,600 shares issuable pursuant to subject to restricted stock units that will vest within 60 days of February 28, 2012, and (iii) 445 shares held by Mr. Archer’s spouse.
(10)	Includes (i) options to purchase an aggregate of 71,500 shares that are currently exercisable or will be exercisable within 60 days of February 28, 2012 and (ii) 13,600 shares subject to restricted stock units that will vest within 60 days of February 28, 2012.
(11)	Includes (i) options to purchase an aggregate of 632,889 shares which are currently exercisable or will be exercisable within 60 days of February 28, 2012, (ii) an aggregate of 42,220 shares subject to restricted stock units that will vest within 60 days of February 28, 2012 and (iii) an aggregate of 129,406 shares of restricted stock subject to further vesting restrictions. Does not include shares beneficially owned by directors emeriti, Messrs. Litster and Nishi.
(12)	Based solely on Amendment No. 2 to Schedule 13G filed with the Securities and Exchange Commission on February 10, 2012, Blackrock, Inc. has sole voting and sole dispositive power with respect to all of these shares. BlackRock Inc., 40 East 52nd Street, New York, NY 10022.
(13)	Based solely on Amendment No. 3 to Schedule 13G filed with the Securities and Exchange Commission on February 13, 2012, Columbia Management Investment Advisers, LLC has shared voting power with respect to 3,466,340 shares and shared dispositive power with respect to 8,806,849 shares. Ameriprise Financial, Inc., as a parent holding company of Columbia Management Investment Advisers, LLC may be deemed to beneficially own the shares reported as owned by Columbia Management Investment Advisers, LLC herein. Both Ameriprise Financial, Inc. and Columbia Management Investment Advisers, LLC disclaim beneficial ownership of the shares reported as held by Columbia Management Investment Advisers, LLC. Ameriprise Financial, Inc. and Columbia Management Investment Advisers, LLC, 145 Ameriprise Financial Center, Minneapolis, MN 55474.
(14)

Based solely on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2012, Eminence Capital, LLC, Eminence GP, LLC and Mr. Ricky C. Sandler have shared voting power and shared dispositive power with respect to 5,770,292 shares. Mr. Sandler also has sole voting power and sole dispositive power with respect to 15,385 shares. Mr. Sandler is the managing member of Eminence Capital, LLC and Eminence GP, LLC. Eminence Capital, LLC, Eminence GP, LLC and Mr. Sandler, 65 East 55th Street, 25th Floor, New York, NY 10022.

(15)	Based solely on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 8, 2012, The Vanguard Group, Inc. has sole voting power with respect to 96,508 shares, sole dispositive power with respect to 4,034,695 shares and shared dispositive power with respect to 96,508 shares. The Vanguard Group, Inc., 100 Vanguard Blvd., Malvern, PA 19355.
(16)	Based solely on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2012, by Putnam Investments, LLC on behalf of itself and Putnam Investment Management, LLC and The Putnam Advisory Company, LLC: (i) Putnam Investments, LLC has sole voting power with respect to 131,053 shares, shared voting power with respect to 2,401 shares and sole dispositive power with respect to 3,573,747 shares; (ii) Putnam Investment Management, LLC has sole voting power with respect to 6,748 shares and sole dispositive power with respect to 3,354,772 shares; and (iii) The Putnam Advisory Company, LLC has sole voting power with respect to 124,305 shares, shared voting power with respect to 2,401 shares and sole dispositive power with respect to 218,975 shares. Putnam Investments, LLC, Putnam Investment Management, LLC and The Putnam Advisory Company, LLC, One Post Office Square, Boston, Massachusetts 02109.

Change in Control

On December 14, 2011, the Company entered into the Merger Agreement with Lam Research, pursuant to which, subject to the satisfaction or waiver of certain conditions, a wholly owned subsidiary of Lam Research will merge with and into Novellus (the Merger) with the Company surviving the Merger as a wholly owned subsidiary of Lam Research. Upon completion of the Merger, each share of the Company’s common stock will be converted into 1.125 shares of Lam Research common stock.

Completion of the Merger is subject to certain customary conditions, including, among others: (i) approval of the Company’s shareholders and Lam Research’s stockholders, (ii) the receipt of certain foreign antitrust approvals, (iii) the registration statement on Form S-4 used to register the Lam Research common stock to be issued as consideration for the Merger having been declared effective by the SEC, and the authorization for the listing of the Lam Research Common Stock to be issued as consideration in the Merger on NASDAQ, (iv) delivery of customary opinions from counsel to Novellus and counsel to Lam Research that the Merger will qualify as a tax-free reorganization for federal income tax purposes and (v) dissenting shareholders not exceeding certain thresholds. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct and the other party having performed, in all material respects, its obligations under the Merger Agreement. The companies anticipate the Merger, which has been unanimously approved by the boards of directors of both Lam Research and the Company, to close in the second calendar quarter of 2012.

Equity Compensation Plan Information as of December 31, 2011

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2011, including the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”), the Amended and Restated 1992 Employee Stock Purchase Plan (the “1992 ESPP”), the Amended and Restated 2001 Stock Incentive Plan (the “2001 Plan”), Non-Qualified Stock Option Plan (the “2001 NQ Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), and the option plans and agreements assumed by the Company in connection with the acquisitions of GaSonics International Corporation (the “GaSonics Acquisition”) and SpeedFam-IPEC, Inc. (the “SpeedFam-IPEC Acquisition”) (together, with the exception of the 2001 Plan and the 1992 ESPP and the 2011 Plan, the “Previous Plans” and collectively, together the “Company’s Stock Option Plans”).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1) (4)	8,828,041	$29.84	(5)	8,959,677
Equity compensation plans not approved by security holders (2) (3)	186,502	$40.70		—
Total (4)	9,014,543	$30.18	(5)	8,959,677	(6)

(1)	Represents shares of Common Stock issuable pursuant to the 1992 Plan, the 1992 ESPP, and the 2001 Plan.

The 1992 Plan was originally adopted by the Board of Directors in April 1992 and was approved by the shareholders in May 1992. The Board of Directors adopted amendments and restatements of the 1992 Plan in 1993, 1995, 1996, 1997, 1998 and 1999. These amendments and restatements were approved by the shareholders in 1994, 1995, 1996, 1997, 1998 and 2000. The 1992 Plan is administered by the Compensation Committee. Options granted pursuant to the 1992 Plan generally vest ratably over a four-year period on the anniversary of the date of grant or as determined by the Compensation Committee. Stock options expire ten years after the date of grant. The 1992 Plan expired in 2002 and options are no longer granted under the 1992 Plan. As of December 31, 2011, there were options outstanding to purchase 237,352 shares of Common Stock under the 1992 Plan at a weighted average exercise price of $47.87 per share and no shares available for future issuance.

The 1992 ESPP was originally adopted by the Board of Directors and approved by the shareholders in May 1992. Amendments and restatements of the 1992 ESPP were adopted by the Board of Directors and approved by the shareholders in 1995, 1996, 1997, 1998, 1999, 2002 and 2007. The purpose of the 1992 ESPP is to provide participating employees of the Company with an opportunity to purchase Common Stock through payroll deductions. The 1992 ESPP, and the right of participants to make purchases thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the Code. The 1992 ESPP is implemented by one offering during each six-month period. The Board of Directors may alter the duration of the offering periods without shareholder approval. The price per share at which shares are sold under the 1992 ESPP is equal to the lower of (i) 85% of the fair market value of the Common Stock on the date of commencement of the six-month offering period, or (ii) 85% of the fair market value of the Common Stock on the last day of the offering period. The fair market value of the Common Stock on a given date is determined by the Board of Directors based upon the last sale price of the Common Stock on the NASDAQ Global Select Market as of such date. The purchase price of the shares is accumulated by payroll deductions during the offering period. The deductions may not exceed the lesser of (i) 15% of a participant’s eligible compensation, which is defined in the 1992 ESPP to include the regular straight time gross salary in effect at the beginning of the offering period, exclusive of any payments for overtime, shift premium, bonuses, commissions, incentive compensation, incentive payments, or other compensation, or (ii) $5,000 for each offering period. A participant may purchase no more than 1,000 shares in any one offering period. As of December 31, 2011, there were 1,190,721 shares available for future issuance under the 1992 ESPP.

The 2001 Plan was originally adopted by the Board of Directors in March 2001 and approved by the shareholders in May 2001. An amendment and restatement of the 2001 Plan was adopted by the Board of Directors and approved by shareholders at the annual meeting of shareholders in 2007. The amendment consolidated all of the Company’s equity award activities going forward including all shares that were available for grant under the 2001 NQ Plan, GaSonics Plans (as defined below) and the SpeedFam-IPEC Plans (as defined below) available for grant as of May 11, 2007. In 2009, the Board of Directors adopted an amendment and restatement of the 2001 Plan, which was approved by the shareholders at the 2009 annual meeting, to increase the maximum number of shares available for grant under the 2001 Plan by 6,000,000 shares and to adopt a fungible share reserve pursuant to which each award of restricted stock and restricted stock units is charged against the reserve as 1.6 shares for each share subject to the award effective May 12, 2009.

The 2001 Plan is administered by the Compensation Committee. Options granted pursuant to the 2001 Plan generally vest ratably over a four-year period on the anniversary of the date of grant or as otherwise determined by the Compensation Committee. Options expire ten years after the date of grant. The stock options issued under the 2001 Plan have an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant of the option. Options are generally non-transferable. The 2001 Plan expired in 2011 and options are no longer granted under the 2001 Plan. As of December 31, 2011, there were options outstanding to purchase 5,421,013 shares of Common Stock under the 2001 Plan at a weighted average exercise price of $29.00 per share and 1,897,235 outstanding restricted stock units. The 2001 Plan includes 1,455,543 shares of Common Stock issuable pursuant to option plans and agreements granted prior to May 11, 2007, pursuant to the Company’s 2001 NQ Plan. The Board of Directors adopted the 2001 NQ Plan in December 2001. The term of all options granted under the 2001 NQ Plan shall not exceed ten years from the date of grant.

The 2011 Plan was originally adopted by the Board of Directors in May 2011 and approved by the shareholders in May 2011. The 2001 Plan is administered by the Compensation Committee. Options granted pursuant to the 2011 Plan generally vest ratably over a four-year period on the anniversary of the date of grant or as otherwise determined by the Compensation Committee. Options expire ten years after the date of grant. The stock options issued under the 2011 Plan have an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant of the option. Options are generally non-transferable. As of December 31, 2011, there were options outstanding to purchase 86,575 shares of Common Stock under the 2011 Plan at a weighted average exercise price of $33.21 per share, and 1,045,210 outstanding restricted stock units.

(2)	Includes 96,103 shares of Common Stock issuable pursuant to option plans and agreements granted prior to May 11, 2007 assumed pursuant to the GaSonics Acquisition. The option agreements were originally issued by GaSonics under the GaSonics International Corporation 1994 Stock Option/Stock Issuance Plan, the Gamma Precision Technology 1998 Stock Option Plan and the GaSonics International Corporation 2000 Supplemental Stock Option Plan (collectively, the “GaSonics Plans”), which are described below.

Pursuant to the GaSonics Acquisition, the Company assumed the option agreements then outstanding under the GaSonics Plans (the “GaSonics Assumed Options”). The GaSonics Assumed Options are governed by the terms of the respective GaSonics Plan under which they were originally issued. Options governed by the terms of the GaSonics Plans generally are non-transferable (with the exception of non-qualified stock options, which may be assigned) and expire no later than ten years from date of grant. Options generally are exercisable immediately upon vesting. Shares of Common Stock issuable and/or exercised under the GaSonics Plans vest based upon years of service, generally four years. The GaSonics Plans, other than the Gamma Precision Technology 1998 Stock Option Plan, which was assumed by GaSonics when GaSonics acquired Gamma Precision Technology, were duly approved by the shareholders of GaSonics prior to the GaSonics Acquisition.

(3)	Includes 90,399 shares of Common Stock issuable pursuant to option plans and agreements granted prior to May 11, 2007 assumed pursuant to the SpeedFam-IPEC Acquisition. The option agreements were originally issued by SpeedFam-IPEC under the SpeedFam, Inc. 1991 Employee Incentive Stock Option Plan, as amended, the SpeedFam-IPEC, Inc. 1992 Stock Option Plan, as amended, the 1995 Stock Plan for Employees and Directors of SpeedFam-IPEC International, Inc., as amended, the 2001 Nonstatutory Stock Option Plan of SpeedFam-IPEC, Inc., and the Stand-Alone Nonstatutory Stock Option Agreement of SpeedFam-IPEC, Inc., dated June 14, 2001 (collectively, the “SpeedFam-IPEC Plans”), which are described below.

Pursuant to the SpeedFam-IPEC Acquisition, the Company assumed the option agreements then outstanding under the SpeedFam-IPEC Plans (the “SpeedFam-IPEC Assumed Options”). The SpeedFam-IPEC Assumed Options are governed by the terms of the respective SpeedFam-IPEC Plan under which they were originally issued. Options governed by the terms of the SpeedFam-IPEC Plans generally are non-transferable and expire no later than ten years from date of grant. Options generally are exercisable immediately, upon vesting. Shares of Common Stock issuable and/or exercised under the SpeedFam-IPEC Plans vest based upon years of service, generally four years. The SpeedFam-IPEC Plans, other than the 2001 Nonstatutory Stock Option Plan of SpeedFam-IPEC, Inc. and the Stand-Alone Nonstatutory Stock Option Agreement of SpeedFam-IPEC, Inc., dated June 14, 2001, were duly approved by the shareholders of SpeedFam-IPEC prior to the SpeedFam-IPEC Acquisition.

(4)	Includes stock options and restricted stock units and excludes restricted stock awards.
(5)	The calculation of the weighted average exercise price of outstanding options, warrants and rights excludes restricted stock units.
(6)	Performance-based restricted stock units may vest up to multiples of target. See “Compensation Discussion and Analysis—Equity Awards—Performance-Based Restricted Stock Units.” Accordingly, shares available is reduced by the maximum potential shares that could be issued for the performance awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In accordance with our Audit Committee Charter and our Related Party Transactions Policy, our Audit Committee is responsible for reviewing all related party transactions for potential conflicts of interest on an ongoing basis and approving all such transactions (if such transactions are not approved by another independent body of the Board of Directors). Under certain circumstances, the chairperson of our Audit Committee may approve related party transactions, provided that he or she reports such approval to the Audit Committee at its next meeting. Related parties include any of our directors or executive officers, and their respective immediate family members. A report is made to our Audit Committee annually disclosing all related parties that are employed by us and related parties that are employed by other companies that we had a material relationship with during that year, indicating which, if any, related party had or will have a direct or indirect material interest in any such transaction.

In determining whether to approve or ratify, as necessary, a related party transaction, the Audit Committee, pursuant to the Related Party Transaction Policy, will take into account all of the relevant facts and circumstances, including, without limitation, (i) whether the related party transaction is in, or not inconsistent with, the best interests of the Company and its shareholders and if the transaction is on terms, taken as a whole, that are no less favorable to Novellus than those that could be obtained in arm’s length dealings with an unrelated third party and (ii) the extent of the related party’s interest in the related party transaction.

The following were related party transactions that occurred during fiscal year 2011:

The Company leases an aircraft from a third-party entity wholly owned by Mr. Hill, the Company’s Chairman and Chief Executive Officer. Under the aircraft lease agreement, the Company incurred lease expense of $980,000 for the year ended December 31, 2011. The Audit Committee authorized the Company’s internal audit function to conduct a study of lease rates for similar aircraft as part of the internal audit plan approved by the Audit Committee in February 2008. Such study is performed by the internal audit function every two years, and the last study was completed in June 2010. The results of the last study confirmed that rates charged by the third-party entity would be comparable to amounts charged by third-party commercial charter companies for similar aircraft.

The Company employs Mr. Hill’s spouse as Senior Director of Information Technology. Ms. Hill has been employed with the Company since 1991. As of and for the year ended December 31, 2011, Ms. Hill received compensation of approximately $527,598. Ms. Hill’s compensation includes equity compensation related to option awards and stock awards, which amounts represent the aggregate grant date fair value computed in accordance with ASC 718. The compensation paid to Ms. Hill is commensurate with her peers.

Independence of Directors

A majority of the Board of Directors must qualify as “independent” as that term is defined in Listing Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”). The Board of Directors has affirmatively determined that each of the following members of the Board of Directors are independent under the applicable NASDAQ listing standards: Ms. Rhoads and Messrs. Bonke, El-Mansy, Possley, Saraswat, Spivey and Whitaker.

The Company’s independent directors meet regularly in executive session without management. The Board of Directors has also designated a lead director to preside at executive sessions of independent directors. Mr. Spivey is currently the lead independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In connection with the audit of its financial statements for the year ended December 31, 2011, the Company entered into an engagement agreement with Ernst & Young LLP which set forth the terms by which Ernst & Young LLP will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures.

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2011 and December 31, 2010 and of the effectiveness of the Company’s internal control over financial reporting at December 31, 2011 and December 31, 2010, and fees billed for other services rendered by Ernst & Young LLP during those periods.

Audit and Non-Audit Fees

	2011	2010
Audit and Audit-Related Fees (1)
Audit Fees	$2,915,202	$2,394,366
Audit-Related Fees	0	0

Total Audit and Audit-Related Fees	$2,915,202	$2,394,366
Tax Fees (2)
Tax Compliance Fees	$578,020	$462,960
Tax Planning and Advisory Fees	91,468	41,380

Total Tax Fees	$669,488	$504,340
All Other Fees (3)	$1,995	$1,995

Total (4)	$3,586,685	$2,900,701

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements for the years ended December 31, 2011 and 2010, the effectiveness of the Company’s internal control over financial reporting at December 31, 2011 and December 31, 2010, the reviews of the interim unaudited consolidated financial statements included in quarterly reports, accounting consultations and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advisory and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and tax planning.
(3)	All Other Fees consist of fees for services other than the services described above. In making its recommendation to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2011, the Audit Committee has considered whether services other than audit and audit-related services provided by Ernst & Young LLP are compatible with maintaining the independence of Ernst & Young LLP and has determined that such services are so compatible.
(4)	The percentage of total fees paid to Ernst & Young LLP that were not attributable to Audit Fees was 18.7% and 17.5% for the years ended December 31, 2011 and 2010, respectively.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal year 2011, all services Ernst & Young LLP provided to the Company were pre-approved by the Audit Committee.

AUDIT COMMITTEE REPORT

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act or the Exchange Act that might incorporate future filings, including this Proxy Statement, the following report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any previous or future filings under the Securities Act or the Exchange Act.

The Audit Committee assists the Board of Directors in fulfilling its responsibilities to the shareholders with respect to the Company’s independent registered public accounting firm, accounting and financial reporting practices, the quality and integrity of the Company’s financial statements and reports, and the Company’s system of internal control over financial reporting. The Board of Directors has adopted a written charter for the Audit Committee that details the responsibilities of the Audit Committee. A copy of the charter is available on the Company’s website at www.novellus.com. Since the effective date of the Sarbanes-Oxley Act of 2002, the Audit Committee has become responsible for the appointment, compensation and oversight of the work of the Company’s independent registered public accounting firm.

With regard to the fiscal 2011 audits, the Audit Committee discussed with Ernst & Young LLP, the Company’s independent registered public accounting firm for the year ended December 31, 2011, the scope, extent and procedures for its audits. Following completion of the audits, the Audit Committee met with Ernst & Young LLP, with and without management present, to discuss the results of its examinations, the cooperation received by it during the audit examination, its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and the overall quality of the Company’s financial reporting.

Management has the primary responsibility for the Company’s financial statements, reporting process and systems of internal controls. In fulfilling its responsibilities, the Audit Committee reviewed and discussed the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, with management. Discussion topics included the quality and acceptability of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Company’s independent registered public accounting firm is responsible for expressing an opinion on the conformity of the audited financial statements with U.S. generally accepted accounting principles. The Audit Committee reviewed and discussed with Ernst & Young LLP its judgments as to the quality and acceptability of the Company’s accounting principles and such other matters as are required to be discussed under generally accepted auditing standards pursuant to Statement of Auditing Standards No. 61 as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the Audit Committee received from Ernst & Young LLP written disclosures and a letter regarding its independence as required by the applicable requirements of the Public Company Accounting Oversight Board, discussed with Ernst & Young LLP its independence from management and the Company, and considered the compatibility of non-audit services with such independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board of Directors subsequently approved) the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the Securities and Exchange Commission.

In addition, the Audit Committee has selected Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2012, and the Board of Directors concurred with such selection.

SUBMITTED BY THE AUDIT COMMITTEE OF
THE BOARD OF DIRECTORS

Neil R. Bonke
Glen G. Possley
Ann D. Rhoads
Delbert A. Whitaker

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

See EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 23rd day of March, 2012.

NOVELLUS SYSTEMS, INC.

By:	/s/ Richard S. Hill
Richard S. Hill
Chairman of the Board of Directors and
Chief Executive Officer

Signature	Title	Date

/s/ Richard S. Hill Richard S. Hill	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 23, 2012

/s/ John D. Hertz John D. Hertz	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2012

/s/ Neil R. Bonke* Neil R. Bonke	Director	March 23, 2012

/s/ Youssef A. El-Mansy* Youssef A. El-Mansy	Director	March 23, 2012

/s/ Glen G. Possley* Glen G. Possley	Director	March 23, 2012

/s/ Ann D. Rhoads* Ann D. Rhoads	Director	March 23, 2012

/s/ Krishna Saraswat* Krishna Saraswat	Director	March 23, 2012

/s/ William R. Spivey* William R. Spivey	Director	March 23, 2012

/s/ Delbert A. Whitaker* Delbert A. Whitaker	Director	March 23, 2012

*By:	/s/ Richard S. Hill
Richard S. Hill
Attorney-in-fact for persons indicated

EXHIBIT INDEX

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated March 23, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated March 23, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.