Form 10-Q
period 2012-03-31
NOVELLUS SYSTEMS INC
filed 2012-05-07
CIK 836106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, there were 72,168,068 shares of the Registrant’s common stock, no par value, issued and outstanding.

NOVELLUS SYSTEMS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

		Page
Part I: Financial Information
Item 1:	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and March 26, 2011	3
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 26, 2011	4
	Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 26, 2011	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4:	Controls and Procedures	31
Part II: Other Information
Item 1:	Legal Proceedings	32
Item 1A:	Risk Factors	33
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6:	Exhibits	48
Signatures		49
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS
EXHIBIT 101.SCH
EXHIBIT 101.CAL
EXHIBIT 101.DEF
EXHIBIT 101.LAB
EXHIBIT 101.PRE

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands, except per share amounts)
Net sales	$326,722	$413,185
Cost of sales	172,196	204,907

Gross profit	154,526	208,278

Selling, general and administrative	49,626	49,340
Research and development	49,149	46,721
Restructuring charges, net	166	181

Total operating expenses	98,941	96,242

Operating income	55,585	112,036

Interest income	1,403	1,497
Interest expense	(5,648)	(426)
Other expense, net	(295)	(354)

Income before provision for income taxes	51,045	112,753
Provision for income taxes	6,599	16,395

Net income	$44,446	$96,358

Net income per share:
Basic	$0.63	$1.07

Diluted	$0.59	$1.04

Shares used in basic per share calculations	70,452	90,321

Shares used in diluted per share calculations	75,682	92,855

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands)
Net income	$44,446	$96,358
Other comprehensive income
Net change in unrealized gain on investments	294	40
Foreign currency translation adjustments, net of tax(1)	298	905
Net change in unrealized gain on derivative instruments	1,093	765
Net change in unrealized loss on pension obligations	(12)	0

Total other comprehensive income	1,673	1,710

Comprehensive income	$46,119	$98,068

(1)	The tax benefit on foreign currency translation adjustments was $0.5 million and $1.3 million for the three months ended March 31, 2012 and March 26, 2011, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$343,974	$524,901
Short-term investments	669,997	393,837
Accounts receivable, net	226,763	188,422
Inventories	225,838	213,869
Deferred tax assets, net	36,104	44,093
Other current assets	51,364	44,017

Total current assets	1,554,040	1,409,139
Property and equipment, net of accumulated depreciation of $545,675 in 2012 and $564,399 in 2011	206,473	208,764
Non-current restricted cash and cash equivalents	122,309	123,150
Long-term investments	46,469	42,891
Goodwill	125,135	124,685
Other non-current assets	20,492	28,006

Total assets	$2,074,918	$1,936,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Senior convertible notes	$273,070	$0
Accounts payable and accrued liabilities	87,383	51,195
Accrued payroll and related expenses	39,197	70,919
Accrued warranty	29,614	28,256
Other current liabilities	69,550	60,329
Income taxes payable	6,356	5,536
Deferred profit	12,929	15,996

Total current liabilities	518,099	232,231
Senior convertible notes	0	272,172
Other long-term debt obligations	106,048	103,189
Long-term income taxes payable	66,422	66,425
Long-term deferred tax liabilities, net	118,857	123,088
Other non-current liabilities	37,340	39,000

Total liabilities	846,766	836,105

Commitments and contingencies (Note 10)
Senior convertible notes (Note 3)	426,930	0
Shareholders’ equity:
Common stock	949,242	1,293,811
Accumulated deficit	(147,443)	(191,031)
Accumulated other comprehensive loss	(577)	(2,250)

Total shareholders’ equity	801,222	1,100,530

Total liabilities and shareholders’ equity	$2,074,918	$1,936,635

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$44,446	$96,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,482	8,807
Deferred income taxes	4,079	10,475
Stock-based compensation	14,519	9,956
Excess tax benefit from stock-based compensation	(429)	(1,517)
Other, net	821	1,204
Changes in operating assets and liabilities:
Accounts receivable, net	(38,356)	(21,029)
Inventories	(11,052)	(6,245)
Other assets	(3,107)	472
Accounts payable and accrued liabilities	36,139	19,197
Accrued payroll and related expenses	(28,361)	(19,905)
Accrued warranty	933	3,620
Income taxes payable	673	(6,127)
Deferred profit	(3,174)	(16,348)
Other liabilities	7,149	4,847

Net cash provided by operating activities	32,762	83,765

Cash flows from investing activities:
Proceeds from sales of investments	126,299	202,714
Proceeds from maturities of investments	14,850	29,950
Purchases of investments	(413,723)	(177,736)
Capital expenditures	(5,240)	(5,039)
Increase (decrease) in restricted cash and cash equivalents	1,915	(4,895)

Net cash provided by (used in) investing activities	(275,899)	44,994

Cash flows from financing activities:
Proceeds from employee stock compensation plans	61,869	96,285
Net repayments of other debt obligations	(26)	(24)
Repurchases of common stock	(1,428)	(200,392)
Excess tax benefit from stock-based compensation	429	1,517

Net cash provided by (used in) financing activities	60,844	(102,614)

Effects of exchange rate changes on cash and cash equivalents	1,366	2,139

Net change in cash and cash equivalents	(180,927)	28,284
Cash and cash equivalents at the beginning of the period	524,901	247,055

Cash and cash equivalents at the end of the period	$343,974	$275,339

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVELLUS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

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

Completion of the Merger is subject to certain customary conditions, including, among others: (i) approval of Novellus’ shareholders and Lam Research’s stockholders, (ii) the receipt of certain foreign antitrust approvals, (iii) the authorization for the listing of the Lam Research Common Stock to be issued as consideration in the Merger on NASDAQ, (iv) delivery of customary opinions from counsel to Novellus and counsel to Lam Research that the Merger will qualify as a tax-free reorganization for federal income tax purposes and (v) dissenting shareholders not exceeding certain thresholds. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct and the other party having performed in all material respects its obligations under the Merger Agreement. The companies anticipate the Merger, which has been unanimously approved by the boards of directors of both Lam Research and Novellus, to close in the second calendar quarter of 2012.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. The interim financial information is unaudited and does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period. The interim financial statements should be read in conjunction with the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

For multiple element arrangements, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (VSOE), if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. We generally use VSOE for our products and services. Until we establish VSOE, we determine our estimate of the relative selling price by considering our production costs and margins of similar products or services. We regularly review the method used to determine our relative selling price and update any estimates accordingly.

Recent Accounting Pronouncements

In May 2011, the FASB issued new authoritative guidance that results in common principles and requirements for measuring and disclosing fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. We adopted this authoritative guidance prospectively in the first quarter of our fiscal year 2012 and the adoption of this guidance did not have a material effect on our Consolidated Financial Statements.

In June 2011, the FASB issued new authoritative guidance that increases the prominence of items reported in Other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the Statement of Changes in Stockholders’ Equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance does not affect the underlying accounting for components of OCI, but will change the presentation of our financial statements. We adopted this authoritative guidance retrospectively in the first quarter of our fiscal year 2012 and the adoption of this guidance did not have a material effect on our Consolidated Financial Statements.

In September 2011, the FASB issued new authoritative guidance that simplified how entities test goodwill for impairment. Entities are permitted to initially assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We adopted this authoritative guidance in the first quarter of our fiscal year 2012 and the adoption of this guidance did not have a material effect on our Consolidated Financial Statements.

Note 3. Debt Obligations

Senior Convertible Notes

On May 10, 2011, we issued $700.0 million of 2.625% senior convertible notes due May 15, 2041, in a private offering (Senior Convertible Notes). The proceeds from the issuance of the Senior Convertible Notes were primarily used to repurchase shares of our common stock pursuant to our board-authorized stock repurchase program. The Senior Convertible Notes are senior unsecured borrowings initially convertible, subject to certain conditions, into shares of common stock at a conversion rate of 25.3139 shares of common stock per $1,000 principal amount of convertible notes, representing an initial effective conversion price of $39.50 per share of common stock. The conversion rate will be subject to adjustment for certain events as outlined in the indenture governing the Senior Convertible Notes but will not be adjusted for accrued interest. We will settle any conversion of the Senior Convertible Notes in cash up to the face value, and any amount in excess of face value will be settled in stock up to 19.99% of outstanding stock, unless shareholder approval is obtained. If shareholder approval is obtained, any excess amount will be settled in stock. If shareholder approval is not obtained, any excess amount will be settled in cash. As of March 31, 2012, 17.7 million shares of common stock were reserved for issuance upon conversion of the Senior Convertible Notes. As of March 31, 2012, the if-converted value of the Senior Convertible Notes exceeded the aggregate principal amount by $184.5 million.

Holders of the Senior Convertible Notes may convert at the applicable conversion rate, in multiples of $1,000 principal amount, under any of the following circumstances:

i.	During any fiscal quarter beginning after September 24, 2011, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day.

ii.	During the period of 5 business days after any period of 5 consecutive trading days in which the trading price per Senior Convertible Note for each day of that period of 5 consecutive trading days was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on such day.

iii.	If we call any or all of the Senior Convertible Notes for redemption at any time prior to the close of business on the trading day immediately preceding the redemption date.

iv.	Upon the occurrence of certain corporate transactions as specified in the indenture governing the Senior Convertible Notes (a Fundamental Change).

v.	At any time on or after February 15, 2041 up to and including the close of business on the third scheduled trading day immediately preceding the maturity date.

In addition, holders who convert their Senior Convertible Notes in connection with a Fundamental Change may be entitled to a make-whole premium in the form of an increase in the conversion rate. In the event of a Fundamental Change, the holders may also require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount, plus accrued interest, if any. A merger whereby common shares of the company are exchanged for common shares of a publicly traded company is specifically excluded from the provisions for Fundamental Change and make-whole premium specified in the indenture governing the Senior Convertible Notes. The indenture for our Senior Convertible Notes provides that our Senior Convertible Notes may also be converted into our common stock at any time from and after the later of (i) the date that is 30 scheduled trading days immediately prior to the anticipated closing date of the Merger and (ii) the date on which we deliver to the debt holders notice of the Merger until 35 business days after the actual closing date of the Merger.

In accordance with the indenture governing our Senior Convertible Notes, on March 30, 2012 we notified the registered holders of our Senior Convertible Notes of the opening of the conversion window and their conversion rights in connection with the proposed Merger with Lam Research Corporation. Accordingly, the carrying amount of Senior Convertible Notes has been reclassified from noncurrent to current liabilities in our balance sheet. The excess of the amount of cash payable, if converted, over the carrying amount of the notes has been reclassified from permanent to temporary equity. Should the proposed Merger not be completed or when the conversion period closes, 35 days after the completion of the proposed Merger, all notes not converted will be reclassified back to noncurrent liabilities and the temporary equity will be reclassified back to permanent equity. As of the issuance date of this financial statement, no holder has exercised their option to convert.

On or after May 21, 2021, we may redeem all or part of the Senior Convertible Notes for the principal plus any accrued and unpaid interest if the closing price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any period of 30 consecutive trading days prior to the date on which we provide notice of redemption.

We calculated the carrying value of the Senior Convertible Notes at issuance as the present value of the future cash payments required by the Senior Convertible Notes using a discount rate of 8.1% (an estimated borrowing rate for similar non-convertible debt). The excess of the principal amount of the debt over the carrying value of the Senior Convertible Notes is considered a debt discount. The debt discount is being amortized using the effective interest rate of 8.1% as a non-cash charge to Interest expense. As of March 31, 2012, the remaining term of the notes is 29.2 years. Interest is payable semi-annually in arrears on May 15 and November 15.

The Senior Convertible Notes also have a contingent interest payment provision that may require us to pay additional interest based on certain thresholds, beginning with the semi-annual interest payment commencing on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the Senior Convertible Notes. The maximum amount of the contingent interest will accrue at a rate of 2.1% per annum, excluding any potential impact from dividends deemed payable to holders of the Senior Convertible Notes. The contingent interest payment provision has been identified as an embedded derivative, to be accounted for separately, and is recorded at fair value at the end of each reporting period in Other non-current liabilities, with any gains and losses recorded in Interest expense, within the Condensed Consolidated Statements of Income.

As of March 31, 2012 and December 31, 2011, the Senior Convertible Notes consisted of the following (in thousands, except conversion rate and conversion price):

	March 31, 2012	December 31, 2011
Carrying amount of senior convertible notes	$273,070	$272,172
Unamortized debt discount	426,930	427,828

Principal amount	$700,000	$700,000

Carrying amount of equity component, net of tax	$262,367	$262,367
Conversion rate (shares of common stock per $1,000 principal amount of notes)	25.3139	25.3139
Conversion price (per share of common stock)	$39.50	$39.50

The following table presents the components of Interest expense for the Senior Convertible Notes:

Three Months Ended
March 31, 2012
(In thousands)
Contractual interest	$4,594
Amortization of debt discount	898
Decrease in contingent interest derivative liability	(221)
Amortization of issuance costs	13

Total	$5,284

General Corporate Borrowings

We have an aggregate amount of $32.9 million available under short-term credit facilities with various financial institutions. As of March 31, 2012, $7.9 million of our credit facilities was pledged against outstanding letters of credit and the remainder was unutilized.

On June 17, 2009, we entered into a Euro-denominated credit agreement (the “Agreement”). The Agreement, as amended most recently on May 12, 2011, provided a secured credit line with an aggregate committed maximum amount of 80 million Euros. The terms provided for an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 50 basis points, with amounts outstanding due and payable on or before May 3, 2014. As of March 31, 2012 and December 31, 2011, we had 79.5 million Euros outstanding under the Agreement, which was equivalent to $105.8 million and $102.9 million, respectively, as of such dates, at an effective interest rate of 0.86% and 1.52%, respectively. The Agreement was secured by deposits in money market funds and Euro-denominated, time-based deposits of a minimum of 105% of the outstanding balance. Amounts used to secure the debt were included within Non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The Agreement contained customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which were subject to various exceptions and qualifications. We were in compliance with these covenants as of March 31, 2012. The outstanding amount under the Agreement was paid in full on April 27, 2012.

Note 4. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards.

For the three months ended March 31, 2012 and March 26, 2011, diluted net income per share was computed by dividing net income by the weighted average number of common and potential common shares outstanding during the respective periods. Potential common shares represent the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are either anti-dilutive under the treasury stock method or restricted shares subject to performance conditions that have not been met. For this reason, potential common shares of 0.5 million and 4.4 million pertaining to outstanding stock options and restricted stock awards were excluded from the computation for the three months ended March 31, 2012 and March 26, 2011, respectively. Of the 17.7 million shares underlying our Senior Convertible Notes, 2.7 million were included in our dilution calculation as our average stock price for the quarter was higher than the conversion price of $39.50.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations:

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands, except per share amounts)
Numerator:
Net income	$44,446	$96,358

Denominator:
Basic weighted-average shares outstanding	70,452	90,321
Dilutive common equivalent shares – senior convertible notes	2,691	0
Dilutive common equivalent shares – share based awards	2,539	2,534

Diluted weighted-average shares outstanding	75,682	92,855

Net income per share – Basic	$0.63	$1.07
Net income per share – Diluted	$0.59	$1.04

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

Our financial instruments consist primarily of money market funds, municipal bonds, variable rate demand notes, corporate bonds, auction-rate securities, government sponsored agency bonds, asset-backed securities, US treasury bonds, and derivatives. Three levels of inputs are used to measure the fair value of our instruments:

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

We classify our municipal bonds, variable rate demand notes, corporate bonds, government sponsored agency bonds, asset-backed securities, and US treasury bonds as Level 2 instruments due to our use of observable market prices in less active markets or, when observable market prices are not available, our use of non-binding market prices that are corroborated by observable market data or quoted market prices for similar instruments. We classify our derivative instruments, with the exception of our contingent interest derivative liability, as Level 2 instruments due to our use of observable inputs other than quoted prices, including interest rates and credit risk.

We classify our Senior Convertible Notes as a Level 2 instrument, as we use the bond’s trading price, which has a low trading volume, to measure the fair value of the liability.

We classify our other long-term debt, primarily denominated in Euros, as Level 2 instruments, due to our use of observable inputs other than quoted prices, including interest rates.

Level 3 -	Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

We classify our auction-rate notes as Level 3 instruments, as we observe that the securities are thinly traded. We obtain fair values for the auction-rate notes from a third party pricing source.

We classify our auction-rate preferred shares as Level 3 instruments as we use a cash-flow-based valuation model to measure the fair value of these securities. This model requires the use of significant unobservable inputs. Our valuation of these securities incorporates our assumptions about the anticipated term and yield that a market participant would require to purchase such securities in the marketplace.

We classify our contingent interest derivative liability as a Level 3 instrument as we use a Monte Carlo valuation model to measure the fair value. This model requires the use of significant unobservable inputs. Our valuation incorporates our assumptions about the comparable yield that a market participant would obtain in the marketplace and stock volatility.

During the three months ending March 31, 2012 and March 26, 2011, there were no transfers of financial instruments between Level 1 and Level 2 or transfers in or out of Level 3.

Financial Instruments Measured at Fair Value on a Recurring Basis

Financial instruments measured at fair value on a recurring basis, excluding accrued interest components, consist of the following types of instruments as presented on our Condensed Consolidated Balance Sheets:

	Fair Value Measurements as of March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents
Money market funds	$271,313	$0	$0	$271,313
Corporate bonds	0	2,900	0	2,900
Short-term investments
Municipal bonds	0	348,665	0	348,665
Corporate bonds	0	131,463	0	131,463
Variable rate demand notes	0	72,192	0	72,192
Government sponsored agency bonds	0	57,096	0	57,096
Asset-backed securities	0	25,592	0	25,592
US treasury bonds	0	17,051	0	17,051
Other current assets
Derivative assets (1)	0	1,932	0	1,932
Non-current restricted cash and cash equivalents
Money market funds	78,993	0	0	78,993
Long-term investments
Auction-rate securities	0	0	41,469	41,469

Total assets	$350,306	$656,891	$41,469	$1,048,666

Liabilities
Other current liabilities
Derivative liabilities (1)	$0	$57	$0	$57
Other non-current liabilities
Embedded derivative liabilities(1)	0	0	257	257

Total Liabilities	$0	$57	$257	$314

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 7.

	Fair Value Measurements as of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets
Cash and cash equivalents
Money market funds	$454,208	$0	$0	$454,208
Short-term investments
Municipal bonds	0	262,793	0	262,793
Variable rate demand notes	0	56,540	0	56,540
Corporate bonds	0	49,008	0	49,008
Auction-rate securities	0	0	9,700	9,700
Other current assets
Derivative assets (1)	0	337	0	337
Non-current restricted cash and cash equivalents
Money market funds	82,118	0	0	82,118
Long-term investments
Auction-rate securities	0	0	42,891	42,891

Total assets	$536,326	$368,678	$52,591	$957,595

Liabilities
Other current liabilities
Derivative liabilities (1)	$0	$213	$0	$213
Other non-current liabilities
Embedded derivative liabilities(1)	0	0	478	478

Total Liabilities	$0	$213	$478	$691

(1)	See additional disclosures relating to our derivatives and hedging activities in Note 7.

Valuation Process for Level 3 Measurements

We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The Corporate Treasury department, which reports to the Chief Financial Officer, is charged with development of valuation policies and procedures.

Valuation models for our Level 3 auction-rate securities portfolio were established in 2008 following the securities reclassification from Level 2, which resulted from significant changes in market conditions resulting in auction failures and a decrease in observable market data. Due to auction failures in the marketplace, we will not have access to these funds unless (i) future auctions are successful, (ii) the securities are called by the issuer, (iii) we sell the securities in a secondary market, or (iv) the underlying notes mature. Currently, there are no active secondary markets.

Our auction-rate security portfolio is made up of two tranches, auction-rate notes which consist of student loans that are substantially backed by the federal government and auction-rate preferred shares of tax-exempt closed-end municipal bond funds. For auction-rate notes we obtain fair market data from a third party pricing source. To test the propriety of the values provided by the pricing service, we obtain an independent fair market value from a secondary pricing service for a sample of securities within the tranche. We obtain an understanding of the methodologies, inputs, and assumptions used by the secondary pricing service. Additionally, we internally derive a fair market value for a sample of securities on a regular basis for comparison to the fair values provided by the primary and secondary pricing source.

For our auction-rate preferred shares, an internal valuation is performed using a model which discounts the expected future cash flow from the securities. The valuation model for auction-rate preferred securities is reviewed at each reporting date and management’s assumptions regarding the significant unobservable inputs discount rates and duration are analyzed to ensure that they are consistent with current market conditions. The discount rate is derived by adding an illiquidity premium to a risk free rate. The duration is estimated for each security based on our expectation for improvement in interest rates. Significant increases (decreases) in either of the significant inputs, discount rate or duration, in isolation would result in a significantly lower (higher) fair value measurement. There is no interrelationship between changes in the two inputs.

Changes in fair value measures for our combined auction-rate securities portfolio are analyzed by our Corporate Treasury department and reviewed by our Chief Executive Officer and Chief Financial Officer on a quarterly basis. As of March 31, 2012 we have recorded a cumulative temporary impairment loss of $5.9 million within OCI based upon our assessment of the fair value of these securities. We believe that this impairment is temporary as we do not intend to sell these securities until recovery at par. We do not believe that we will be required to sell these securities before recovery of their amortized cost and, based on our credit quality assessment, we expect to recover the amortized cost of these securities.

The table below presents reconciliations of all financial instrument assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

	Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands)
Balance, beginning of period	$52,591	$68,645
Decrease in unrealized losses included in Other comprehensive income	128	189
Sales	(11,250)	(1,350)

Balance, end of period	$41,469	$67,484

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

Liability Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended March 31, 2012
(In thousands)
Balance, beginning of period	$(478)
Unrealized gains included in earnings	221

Balance, end of period	$(257)

Quantitative Information about Level 3 Financial Instruments Measured at Fair Value on a Recurring Basis

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	($ in thousands)
Asset
Auction-rate preferred shares	$22,628	Discounted cash flow	Duration	48-60 Months	(54)
			Yield	2.2%

Fair values for our auction-rate notes are obtained from a third party pricing service and are evaluated by management. We consider our Level 3 financial liability instrument, the contingent interest derivative liability, to be immaterial.

Fair Value of Other Financial Instruments

The carrying value of cash, accrued interest receivable, non-current restricted cash, and current debt obligations (except the Senior Convertible Notes) approximates fair value because of the short maturity of these instruments. Other investments primarily relate to corporate-owned life insurance contracts used to offset our deferred compensation obligations. These investments have a determinable cash surrender value, which is the best available evidence of fair value. Accrued interest receivable and other investments are classified within Short-term investments on our Condensed Consolidated Balance Sheets. Our Senior Convertible Notes and Other long-term debt obligations are not publicly traded. The outstanding principal and fair value of our Senior Convertible Notes was $700.0 million and $978.2 million, respectively, as of March 31, 2012. Our Other long-term debt is primarily denominated in Euros and the estimated fair value is primarily based on a market approach, comparing our interest rates to those rates we believe we would reasonably receive upon re-entry into the market. The carrying amount and fair value of our Other long-term debt was $106.0 million and $106.5 million, respectively, as of March 31, 2012 and $103.2 million and $104.2 million, respectively, as of December 31, 2011. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.

See additional disclosures regarding our investments in Note 6.

Note 6. Investments

All of our investments are classified as available-for-sale. The amortized cost and estimated fair value of our investments are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$347,832	$1,140	$(307)	$348,665
Corporate bonds	131,379	289	(205)	131,463
Variable rate demand notes	72,192	0	0	72,192
Government sponsored agency bonds	57,120	5	(29)	57,096
Asset-backed securities	25,590	13	(11)	25,592
US treasury bonds	17,059	0	(8)	17,051
Equity investments in privately-held company	5,000	0	0	5,000
Auction-rate securities	47,325	0	(5,856)	41,469

Total	$703,497	$1,447	$(6,416)	$698,528

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal bonds	$261,937	$1,000	$(144)	$262,793
Variable rate demand notes	56,540	0	0	56,540
Corporate bonds	49,143	115	(250)	49,008
Auction-rate securities	58,575	0	(5,984)	52,591

Total	$426,195	$1,115	$(6,378)	$420,932

Included in our Short-term investments balance as of March 31, 2012 and December 31, 2011 were interest receivable of $4.5 million and $2.9 million, respectively, and other investments of $13.5 million and $12.9 million, respectively, which are excluded from the tables above.

The maturities of our investments as of March 31, 2012 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$161,481	$161,866
Due after 1 through 5 years	400,503	401,004
Due after 5 through 10 years	6,565	6,565
Due after 10 years	86,982	82,651
No single maturity date	47,966	46,442

Total	$703,497	$698,528

Securities with no single maturity date include privately held equity securities, asset-backed securities, and auction-rate securities with no stated maturity. Securities with contractual maturities greater than five years consist of auction-rate securities and variable rate demand notes. We classify privately held equity securities as Long-term investments in our Condensed Consolidated Balance Sheet. We primarily classify auction-rate securities as Long-term investments in our Condensed Consolidated Balance Sheets as they are not readily available to us due to failed auctions in the marketplace. Auction-rate securities that have been called as of the balance sheet date are classified as short-term based on their expected redemption dates. We classify variable rate demand notes as Short-term investments in our Condensed Consolidated Balance Sheets as they are payable on demand.

The breakdown of investments with unrealized losses as of March 31, 2012 is as follows:

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$72,845	$(307)	$0	$0	$72,845	$(307)
Corporate bonds	63,734	(205)	0	0	63,734	(205)
Government sponsored agency bonds	53,019	(29)	0	0	53,019	(29)
Asset-backed securities	17,038	(11)	0	0	17,038	(11)
US Treasury Bonds	17,051	(8)	0	0	17,051	(8)
Auction-rate securities	0	0	41,469	(5,856)	41,469	(5,856)

Total	$223,687	$(560)	$41,469	$(5,856)	$265,156	$(6,416)

The unrealized losses related to municipal bonds, corporate bonds, government sponsored agency bonds, asset-backed securities and US treasury bonds are primarily due to fluctuations in interest rates and quoted market prices. The unrealized losses related to auction-rate securities are primarily due to our estimates about the anticipated term and yield of these investments given the lack of an active market. We review our investment portfolio for possible impairment on a quarterly basis. Impairment is based on an analysis of factors that may have adverse effects on the fair value of the investment. Factors considered in determining whether a loss is temporary include our intent to sell the security, our ability to hold the security to recovery of its amortized cost, and our assessment of the credit quality of the security, including whether we expect to recover the amortized cost of the security. Realized gains and losses on sales of investment securities, calculated based on specific identification, are immaterial for the quarter.

See additional disclosures regarding the fair value of our investments in Note 5.

Note 7. Derivative Financial Instruments

We manage our foreign currency exchange risk through foreign currency forward exchange contracts and foreign denominated floating-rate debt to hedge against the short-term impact of currency fluctuations. We enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the effect of currency fluctuations on (i) probable system sales denominated in Japanese yen, (ii) our net investment in certain foreign subsidiaries, and (iii) other monetary asset and liability balances denominated in foreign currencies. We utilized a portion of our foreign denominated floating-rate debt to mitigate the economic effect of our net investment in certain foreign subsidiaries. As of March 31, 2012 and December 31, 2011, 33.3 million and 34.1 million Euros of floating-rate debt were designated as a net investment hedge, respectively. All foreign currency derivatives are recorded at fair value in either Other current assets or Other current liabilities. We report cash flows from these derivative instruments in Cash flows from operating activities. We use the income approach to value our derivative instruments using observable inputs other than quoted prices, including interest rates and credit risk.

The notional amounts of outstanding hedge contracts are as follows:

	March 31, 2012		December 31, 2011
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
	(In thousands)
Japanese Yen	$4,159	$38,634	$2,827	$40,190
British Pound	4,545	4,546	4,426	4,427
Chinese Renminbi	0	0	0	0
Indian Rupee	1,884	1,881	1,798	1,795
Taiwan Dollar	0	0	0	0
Swiss Franc	0	4,427	0	4,252

Total	$10,588	$49,488	$9,051	$50,664

Cash Flow Hedges. We designate and document our foreign currency forward exchange contracts as cash flow hedges on sales transactions in which costs are denominated in U.S. dollars and the related revenues are generated in Japanese yen. We evaluate and calculate the effectiveness of each hedge at least quarterly; using the dollar offset method, comparing the change in the forward contract’s fair value on a spot-to-spot basis to the spot-to-spot change in the anticipated transaction. The effective change is recorded in Accumulated OCI until the sale is recognized. Ineffectiveness, along with the excluded time value of the forward contracts, is recorded in Net sales as designated at the inception of the forward contract. In the event it becomes probable that an anticipated hedged transaction will not occur, the gains or losses on the related cash flow hedges are immediately reclassified from Accumulated OCI to Net sales in the Condensed Consolidated Statements of Income. No such events occurred for the three months ended March 31, 2012 and March 26, 2011.

Net Investment Hedges. We hedge our net investment in certain foreign subsidiaries to reduce economic currency risk. Our foreign denominated floating-rate debt and foreign currency forward exchange contracts used to hedge this exposure are designated and documented as net investment hedges. The carrying value of the foreign denominated floating-rate debt that is designated as a hedging instrument is re-measured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last re-measurement date recorded within Accumulated OCI. Effectiveness is evaluated at least quarterly, excluding time value, and hedges are highly effective when currency pairs and notional amounts on the forward exchange contracts are properly aligned with the net investment in subsidiaries. Changes in the spot-to-spot value are recorded as foreign currency translation adjustments within Accumulated OCI. Ineffectiveness, if any, along with the excluded time value of the forward contracts, is recorded in Other income (expense), net.

Non-Designated Hedges. We enter into other non-designated foreign currency forward exchange contracts to hedge (i) intercompany balances that are denominated in non-functional currencies, (ii) certain third-party receivables denominated in Japanese yen, and (iii) anticipated sales denominated in foreign currency that we do not designate and document as cash flow hedges. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the re-measurement of these contracts to fair value each period are recorded in Other income (expense), net.

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

The fair value and balance sheet classification of our derivatives are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Other current assets:
Derivative assets designated as hedging instruments:
Cash flow hedges	$1,164	$287
Derivative assets not designated as hedging instruments:
Other foreign currency hedges	768	50

Total derivative assets (1)	$1,932	$337

Other current liabilities:
Derivative liabilities designated as hedging instruments:
Cash flow hedges	$1	$18
Net investment hedges	6	9
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges	50	186
Other non-current liabilities:
Derivative liabilities not designated as hedging instruments:
Contingent interest derivative	257	478

Total derivative liabilities (1)	$314	$691

(1)	See additional fair value measurement disclosures in Note 5.

The following table summarizes the pre-tax effects of our derivatives on OCI and the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and March 26, 2011.

	Financial Statement Location	Three Months Ended
		March 31, 2012	March 26, 2011
		(In thousands)
Cash flow hedges:
Gains (losses) recorded in OCI (effective portion), net	OCI	$944	$(45)
Gains reclassified from OCI to earnings (effective portion), net	Net sales	$149	$811
Gains (losses) recorded in earnings (ineffective and excluded time value portion), net	Net sales	$69	$(12)
Net investment hedges:
Foreign exchange contracts:
Losses recorded in OCI (effective portion), net	OCI	$(142)	$(352)
Losses recorded in earnings (ineffective and excluded time value portion), net	Other income (expense), net	$(39)	$(14)
Foreign denominated floating-rate debt:
Losses recorded in OCI (effective portion), net	OCI	$(1,222)	$(3,163)
Other foreign currency hedges:
Gains (losses) recorded in earnings, net	Other income (expense), net	$1,044	$(356)
Contingent interest derivative
Gains recorded in earnings, net	Interest expense	$221	$0

We anticipate reclassifying the accumulated gains recorded as of March 31, 2012 associated with our cash flow hedges from OCI to Net sales within 12 months.

Note 8. Inventories

	March 31, 2012	December 31, 2011
	(In thousands)
Purchased and spare parts	$133,103	$128,970
Work-in-process	42,701	36,887
Finished goods	50,034	48,012

Inventories	$225,838	$213,869

Finished goods include $36.3 million and $32.9 million as of March 31, 2012 and December 31, 2011, respectively, of systems at customer locations.

Note 9. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in goodwill for the three months ended March 31, 2012:

	Semiconductor Group	Industrial Applications Group	Total
	(In thousands)
Net balance, beginning of period	$108,431	$16,254	$124,685
Foreign currency translation	0	450	450

Net balance, end of period	$108,431	$16,704	$125,135

There have been no significant events or circumstances affecting the valuation of goodwill since our annual impairment test was performed in the fourth quarter of 2011.

Intangible Assets

Our acquired intangible assets are as follows:

	March 31, 2012				December 31, 2011
	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross	Accumulated Amortization	Net
	(Years)	(In thousands)			(Years)	(In thousands)
Patents and other intangible assets	11	$18,510	$(8,482)	$10,028	11	$18,507	$(8,057)	$10,450
Developed technology	6	30,219	(29,737)	482	6	29,900	(29,380)	520
Trademark	10	7,147	(5,346)	1,801	10	6,951	(5,028)	1,923

Total intangible assets	8	$55,876	$(43,565)	$12,311	8	$55,358	$(42,465)	$12,893

Our estimated amortization expense for identifiable intangible assets is $1.9 million for the remaining three quarters of 2012, and $2.6 million, $2.2 million, $1.5 million, and $1.4 million for the years ending December 31, 2013, 2014, 2015, and 2016, respectively. As of March 31, 2012, we had no identifiable intangible assets with indefinite lives.

Note 10. Commitments and Contingencies

Product Warranty

Changes in our Accrued warranty liability are as follows:

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands)
Balance, beginning of period	$34,115	$34,947
Warranties issued	11,782	14,899
Settlements	(11,658)	(10,238)
Net changes in liability for pre-existing warranties, including expirations	916	(844)

Balance, end of period	35,155	38,764
Less: Long-term portion	(5,541)	(6,804)

Accrued warranty, current	$29,614	$31,960

Merger Termination Fees

If the Merger is not completed, depending upon the reasons for not completing the Merger, including whether we have received or entered into a competing takeover proposal, we may be required to pay Lam Research a termination fee of $80.0 million or $120.0 million depending on the termination event.

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

Attorneys for the parties in the four actions filed in the State Court have agreed, and the State Court has ordered, that these actions be consolidated into one action titled In re Novellus Systems, Inc. litigation (the “State Action”). On February 10, 2012, the Superior Court appointed LMPERS as lead plaintiff.

On January 5, 2012, a purported class action lawsuit was filed in the United States District Court (“Federal Court”) by Sunil Nagpal, an alleged Novellus shareholder, who seeks to represent the same purported class (the “Nagpal action”). The complaint in the Nagpal action names as defendants the same parties as the complaints in the Resing, LMPERS, and Ramsay actions, as well as one former Novellus director, and the allegations and relief sought in this complaint are largely similar to the allegations and relief sought in each of the preceding complaints. On February 17, 2012, counsel for Mr. Nagpal filed a separate purported class action in Federal Court (the “Tessitore action”), asserting the same claims as the Nagpal Action and adding a claim that the individual defendants and Novellus violated Section 14(a) of the Exchange Act and SEC Rule 14a-9 (the Nagpal action and the Tessitore action are collectively referred to as the “Federal Actions”).

On May 4, 2012, Novellus, Lam Research, and the Merger subsidiary entered into a memorandum of understanding (“MOU”) to settle both the State Action and the Federal Actions. Pursuant to the MOU, Novellus, Lam Research, and the Merger subsidiary agreed to resolve disputed legal claims and to make certain additional disclosures regarding the proposed Merger of the Merger subsidiary and Novellus, as set forth in the Current Report on Form 8-K filed with the SEC on May 4, 2012.

The MOU is expected to be memorialized in a stipulation of settlement, which will be subject to customary terms and conditions, including court approval, and will include an agreement by the plaintiffs in each of the State and Federal Actions, on behalf of a class of Novellus shareholders, to provide a release of claims of Novellus shareholders against Novellus, Lam Research, the Merger subsidiary, and their respective officers and directors. In addition, the parties have agreed that, prior to the completion of the Merger, Novellus will not be responsible for the payment of any amounts in connection with the settlement.

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

As of March 31, 2012, our restructuring plans had been completed except for payments of future rent obligations which we estimate will be paid in cash through 2017.

The following table summarizes our restructuring activity:

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands)
Balance, beginning of period	$9,978	$14,865
Cash payments for rent obligations	(686)	(1,094)
Adjustment of prior restructuring costs	166	181

Balance, end of period	$9,458	$13,952

Note 12. Other Expense, net

The components of Other expense, net are as follows:

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands)
Foreign currency loss, net	$(995)	$(760)
Gain on other investments, net	616	339
Other income, net	84	67

Other expense, net	$(295)	$(354)

Note 13. Income Taxes

The income tax provision for the three months ended March 31, 2012 was computed based on our annual forecast of profit by jurisdiction for fiscal year 2012. Our provision for income taxes for the three months ended March 31, 2012 was $6.6 million, compared to a provision for income taxes of $16.4 million for the three months ended March 26, 2011. For the three months ended March 31, 2012, our provision for income taxes was less than the federal statutory tax rate primarily due to foreign income taxed at lower rates.

As of March 31, 2012 our net long-term deferred tax liabilities of $118.9 million primarily related to the difference between the book and tax basis of our Senior Convertible Notes.

With certain exceptions, we are no longer subject to state income tax examinations by tax authorities for years prior to 2008. We believe that adequate accruals have been provided for any potential adjustments that may result from current examinations by state tax authorities. As of December 31, 2011, our income tax refunds claimed in amended federal returns filed for the tax years ended December 31, 2006 and 2007 were under review by the Internal Revenue Service (IRS). In the first quarter of 2012, the IRS added our 2008 amended income tax return to its review. We believe that the IRS review of 2006 to 2008 amended income tax returns will be finalized concurrently. As it concerns federal and other tax jurisdictions and tax periods, it is reasonably possible that our total unrecognized tax benefits could increase or decrease over the next twelve months as we may be subject to either examination by tax authorities or a lapse in statute of limitations. Currently, it is not possible to estimate the amount of any increase or decrease in unrecognized tax benefits.

Note 14. Shareholders’ Equity

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss, net of related taxes, are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Foreign currency translation adjustments	$6,141	$5,843
Unrealized loss on investments	(4,969)	(5,263)
Unrealized gain on cash flow hedges	1,165	72
Unrealized loss on pension liability	(2,914)	(2,902)

Accumulated other comprehensive loss	$(577)	$(2,250)

Common Stock Repurchases

In October 2011, our Board of Directors authorized $500.0 million for repurchases of our outstanding common stock under a stock repurchase plan through December 2014. As of March 31, 2012, we had $500.0 million available for stock repurchases under the plan. We did not repurchase any of our outstanding common stock during the first quarter of 2012. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending. During the three months ended March 26, 2011, 5.1 million shares were repurchased for $200.1 million at a weighted average purchase price of $39.37 per share under the plan with previous Board authorizations that expired in October, 2011.

For the majority of restricted stock awards that vest pursuant to our stock incentive plan, the number of shares issued is net of shares withheld to pay the minimum statutory withholding for income taxes on behalf of the grantee. Although shares withheld are not issued, they are treated as common stock repurchases, effectively reducing the number of shares that would otherwise have been issued upon vesting. While they are reported as stock repurchases in our financial statements, shares withheld upon vesting for income tax withholding are not included as common stock repurchases under our authorized plan. The value of shares withheld to satisfy the minimum statutory withholding requirement related to the grantees’ tax obligations was $1.4 million and $0.3 million, during the three months ended March 31, 2012 and March 26, 2011, respectively.

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

The following table summarizes the stock-based compensation expense for stock options and restricted stock awards in operating income.

	Three Months Ended
	March 31, 2012 (1)	March 26, 2011 (2)
	(In thousands)
Cost of sales	$1,069	$1,046
Selling, general and administrative	9,372	5,147
Research and development	4,078	3,763

Total stock-based compensation expense	$14,519	$9,956

(1)	Amounts include amortization expense related to stock options of $2.0 million and to restricted stock awards of $12.5 million.
(2)	Amounts include amortization expense related to stock options of $2.7 million and to restricted stock awards of $7.3 million.

Stock Options

The exercise price of each stock option is the market price of our common stock on the date of grant. Stock options generally vest ratably over a four-year period on the anniversary date of the grant and expire ten years after the grant date. The fair values of stock options were estimated using the Black-Scholes valuation model. Our computation of volatility is based on a combination of historical and market-based implied volatility. Our computation of expected term is based on historical exercise patterns. For option grants to employees that are retirement eligible during the contractual term of the option, the expected term is based on a combination of historical experience plus an estimated incremental term related to an extended post-termination exercise period. We base the risk-free interest rate on the implied yield in effect at the time of option grant on US treasury zero-coupon issues with remaining terms equivalent to the expected term of the option.

A summary of stock option activity for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding, beginning of period	5,931	$30.18
Grants	0	0
Exercises	(2,019)	31.96
Forfeitures or expirations	(20)	27.02

Outstanding, end of period	3,892	$29.28	5.31	$80,431

Exercisable, end of period	2,315	$32.16	3.53	$41,217

As of March 31, 2012, there was $12.8 million of unrecognized compensation cost related to unvested stock options, with a weighted average remaining amortization period of 2.2 years.

Restricted Stock Awards

Restricted stock awards include restricted stock and restricted stock units that are settled in common stock. Restricted stock awards generally vest ratably over a four-year period on the anniversary date of the grant, excluding certain awards that vest upon the achievement of specific performance targets.

A summary of restricted stock award activity for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Unvested restricted stock awards, beginning of period	3,073	$28.71
Granted	346	46.86
Vested	(81)	28.39
Forfeited	(57)	30.53

Unvested restricted stock awards, end of period	3,281	$27.79

As of March 31, 2012, there were a total of 0.2 million restricted stock awards subject to performance conditions that will result in forfeiture if the conditions are not realized. The restricted stock awards have performance conditions that could result in the vesting of additional restricted stock up to a maximum of 0.6 million shares. The majority of performance conditions are based on our revenue, revenue growth, and revenue growth relative to our peers.

As of March 31, 2012, there was $68.4 million of unrecognized compensation cost related to restricted stock awards, including performance awards that are expected to vest, with a weighted average remaining amortization period of 2.7 years.

Note 16. Operating Segments

Our operations are organized into two segments, the Semiconductor Group and the Industrial Applications Group. Our Semiconductor Group develops, manufactures, sells, and supports equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. The Industrial Applications Group is a supplier of lapping, grinding, polishing, and deburring equipment for fine-surface optimization. The accounting policies of these segments are the same as those described in Note 2 of our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Segment information is as follows:

	Three Months Ended March 31, 2012			Three Months Ended March 26, 2011
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Sales to unaffiliated customers	$300,273	$26,449	$326,722	$392,791	$20,394	$413,185
Operating income	$52,786	$2,799	$55,585	$111,378	$658	$112,036

	March 31, 2012			December 31, 2011
	Semiconductor Group	Industrial Applications Group	Consolidated	Semiconductor Group	Industrial Applications Group	Consolidated
	(In thousands)
Total assets	$1,980,602	$94,316	$2,074,918	$1,846,899	$89,736	$1,936,635

Note 17. Related Party Transactions

We lease an aircraft from NVLS I, LLC, a third-party entity wholly owned by Richard S. Hill, our Chairman and Chief Executive Officer. Under the aircraft lease agreement, we incurred expenses of $0.2 million and $0.3 million for the three months ended March 31, 2012 and March 26, 2011, respectively.

We employ, in non-executive positions, certain immediate family members of our executive officers. The aggregate compensation amount recognized for these immediate family members was $0.2 million and $0.1 million for the three months ended March 31, 2012 and March 26, 2011, respectively.

Note 18. Subsequent Event

Subsequent to the balance sheet date, we made the decision to terminate our Euro-denominated credit agreement (the “Agreement”) through repayment. On April 27, 2012, the outstanding amount under the Agreement included as Other long-term debt obligations on our Condensed Consolidated Balance Sheets was paid in full. As a result of the loan repayment, the associated Non-current restricted cash and cash equivalents were released.

On May 4, 2012, Novellus, Lam Research, and the Merger subsidiary entered into a MOU, an agreement to settle both of the class action lawsuits, the State Action and the Federal Actions, with the lead plaintiffs. See Note 10 for more information.

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

•	our belief that our use of multiple element revenue arrangements will not have a significant impact on the timing of revenue recognition in comparison to our historical practice;

•	our estimation of amortization expense for identifiable intangible assets for the years ending December 31, 2013, 2014, 2015 and 2016;

•	our expectation that future rent obligations in connection with vacated facilities will be paid in cash through 2017;

•

our expectation that the ultimate disposition of the litigation relating to the Merger with LAM Research and other litigation matters that have arisen, or may arise in the future, in the normal course of business will not have a material adverse effect on our business, financial condition or operating results;

•

our belief that long-term demand for our products will remain strong; and our customers will continue to invest in capital expenditures to increase capacity and keep pace with their evolving technology needs;

•

our expectation that increased demand for semiconductor devices will come from (i) the proliferation of smartphones and other mobile devices, including computer tablet products and notebooks with solid-state drives, (ii) investment required to upgrade the current communications infrastructure to support the growing use of mobile graphics and video, both domestically and internationally, (iii) growth in cloud computing and storage, and (iv) the emergence of a growing middle class in developing economies;

•

our belief that semiconductor devices will grow in complexity, incorporating three-dimensional gate structures and advanced packaging technologies, which is expected to drive higher capital investment as a percentage of revenues for our semiconductor customers;

•	our expectation that net orders will fluctuate due to the cyclicality of the semiconductor industry;

•	our expectation that we will achieve tax rates that are lower than current federal rates;

•

our belief that we have adequate accruals for any potential tax adjustments resulting from examinations by state authorities, and our belief that that the IRS review of our 2006 to 2008 amended income tax returns will be finalized concurrently;

•	our belief that our financial resources will be sufficient to meet our working capital needs through the next twelve months;

•

our belief that the quality of our credit portfolio is strong, and that our strong cash, cash equivalent and short-term investment position will allow us to use our cash resources for acquisitions, working capital needs, and repurchases of common stock;

•	our belief that our Level 3 financial liability instrument, the contingent interest derivative liability, is immaterial;

•	our expectation that we will continue to experience significant fluctuations in our quarterly operating results;

•	our belief that continued uncertainty in both supply and demand associated with macroeconomic factors may cause our customers to react cautiously;

•	our expectation that sales to a small number of customers will continue to account for a high percentage of our net sales in the foreseeable future;

•	our belief that Asia will continue to present large potential markets for our products and an opportunity for growth over the long term;

•	our expectation that it will be more difficult to sell to a given customer if that customer is currently using a competitor’s equipment;

•	our intention to continue to seek legal protection through patents and trade secrets for our proprietary technology;

•

our belief that significant investment in research and development (R&D) is required to remain competitive, and our plan to continue to invest in new products and enhance our current product lines; and

•	our expectation that the Merger with Lam Research will close in the second calendar quarter of 2012.

Our expectations, beliefs, objectives, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by our forward-looking statements. These risks and uncertainties include, but are not limited to:

•	risks related to the Merger with Lam Research;

•	unanticipated trends with respect to the cyclicality of the semiconductor industry;

•

our inability to recover the amortized cost of our investments in auction-rate securities, market changes negatively affecting auction-rate securities and the government’s inability to guarantee the underlying securities;

•	the effect of uncertainty in the global economy and credit markets on our results of operations and liquidity and broad market fluctuations on the market price of our common stock;

•	our inability to make adequate inventory valuation adjustments in a timely manner and our inability to manage inventory levels;

•

unexpected changes in the tax regulatory environment, changes in accounting and tax standards or practices, and our inability to achieve a tax benefit due to unexpected changes in domestic or international tax regulations;

•	the possibility that our total unrecognized tax benefits could increase or decrease over the next twelve months;

•	various risks related to the regulatory environment;

•	risks related to our global operations;

•	our inability to predict the ultimate outcome of the litigation related to the Merger with Lam Research and other current litigation on our business, financial conditions or operating results;

•	our ability to manage the transition from 300 mm to 450 mm wafers and the resulting effect on demand for our products;

•

unexpected increases in costs associated with manufacturing our products; our inability to anticipate cyclical changes in customers’ capacity utilization and demand; the negative impact of higher cost of services on gross margins;

•	our inability to realize efficiencies from outsourcing; inefficiencies in the allocation of funds towards our R&D efforts to our existing and new product lines;

•	unexpected changing product needs of our customers, the loss of major customers, and the need to seek new customers and diversify our customer base;

•	servicing our debt and an unanticipated need for additional liquid assets in the next twelve months;

•	risks related to the repurchase or conversion of our Senior Convertible Notes;

•	our inability to enforce our patents and protect our trade secrets;

•	our inability to accurately predict customers’ capital spending over the long term;

•	further periodic downturns in the semiconductor industry which could have a material adverse effect on the semiconductor industry’s demand for semiconductor processing equipment;

•	the introduction of new products by competitors and unexpected shifts in market demand for our products;

•	uncertainties related to growth in the electronics industry and our inability to successfully select, develop, and market new products, or enhance existing products; and

•	the success of acquisitions, divestitures and other transactions.

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of Part II, and are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report on Form 10-Q. Readers should also review carefully the cautionary statements listed in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our other filings with the SEC, including our Forms 10-Q and 8-K and our Annual Report to Shareholders.

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

Completion of the Merger is subject to certain customary conditions, including, among others: (i) approval of Novellus’ shareholders and Lam Research’s stockholders, (ii) the receipt of certain foreign antitrust approvals, (iii) the authorization for the listing of the Lam Research Common Stock to be issued as consideration in the Merger on NASDAQ, (iv) delivery of customary opinions from counsel to Novellus and counsel to Lam Research that the Merger will qualify as a tax-free reorganization for federal income tax purposes and (v) dissenting shareholders not exceeding certain thresholds. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct and the other party having performed in all material respects its obligations under the Merger Agreement. The companies anticipate the Merger, which has been unanimously approved by the boards of directors of both Lam Research and Novellus, to close in the second calendar quarter of 2012.

See Item 1A, “Risk Factors,” and Note 10 for additional risks and information related to the Merger.

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

The following table sets forth certain quarterly financial information for the periods indicated (in thousands, except per share data and percentages):

	Quarterly Financial Data
	2012	2011
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$326,722	$282,711	$306,731	$350,223	$413,185
Gross profit	$154,526	$132,230	$147,907	$176,310	$208,278
Net income	$44,446	$38,506	$51,082	$64,733	$96,358
Diluted net income per share	$0.59	$0.56	$0.73	$0.79	$1.04
Shipments	$319,223	$276,499	$301,635	$359,323	$376,946
Change in shipments from prior quarter	15%	(8)%	(16)%	(5)%	(10)%
Net orders	$361,731	$287,118	$226,862	$311,645	$415,127
Change in net orders from prior quarter	26%	27%	(27)%	(25)%	1%

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of inventory, valuation of goodwill and other intangible assets, valuation of deferred tax assets and liabilities, adequacy of warranty obligations, measurement of restructuring and impairment charges, valuation of long-term debt, compliance with accounting for derivatives, measurement of stock-based compensation expense, valuation of investments, adequacy of the allowance for doubtful accounts and adequacy of loss contingencies, including those related to legal matters. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

Results of Operations

Net Sales

	Three Months Ended			Q1 2012 % Change From
	March 31, 2012	December 31, 2011	March 26, 2011	Q4 2011	Q1 2011
	(In thousands)
Semiconductor Group	$300,273	$248,937	$392,791	21%	(24)%
Industrial Applications Group	26,449	33,774	20,394	(22)%	30%

Net sales	$326,722	$282,711	$413,185	16%	(21)%

Changes in net sales are generally influenced by our shipment volume and the timing of installation and acceptance.

Semiconductor Group net sales for the first quarter of 2012 increased by 21% compared to the fourth quarter of 2011 and decreased by 24% compared to the first quarter of 2011. These changes resulted primarily from fluctuations in demand. Sales levels in the first quarter of 2011 reflected a peak in demand for capital equipment as a result of the economic recovery occurring throughout 2010; shipments increased sequentially, peaking in the fourth quarter of 2010. Demand subsequently declined throughout 2011 as reflected in fourth quarter 2011 net sales. Net sales in the first quarter of 2012 resulted primarily from another upturn in demand, as shown by a 21% increase in shipments in the first quarter of 2012 over the fourth quarter of 2011.

IAG net sales for the first quarter of 2012 decreased by 22% compared to the fourth quarter of 2011 and increased by 30% compared to the first quarter of 2011. These changes also resulted primarily from fluctuations in demand. Sales levels for IAG in the first quarter of 2011 reflect lower relative demand, which then rose to a peak in the fourth quarter of 2011; IAG shipments increased sequentially from the first quarter of 2010 to the fourth quarter of 2011. However, net sales in the first quarter of 2012 reflected a downturn in demand for industrial products; IAG shipments decreased 23% in the first quarter 2012 over the fourth quarter 2011.

Geographical net sales as a percentage of total net sales, based upon the location of our customers’ facilities, were as follows:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 26, 2011
United States	33%	35%	34%
Korea	26%	20%	9%
Greater China	26%	27%	40%
Europe	9%	6%	9%
Japan	6%	12%	8%

Gross Profit

	Three Months Ended			Q1 2012 % Change From
	March 31, 2012	December 31, 2011	March 26, 2011	Q4 2011	Q1 2011
	(Dollars in thousands)
Gross profit	$154,526	$132,230	$208,278	17%	(26)%
Gross margin	47%	47%	50%

Gross margin of 47% for the first quarter of 2012 is consistent with the fourth quarter of 2011. Gross margin for the first quarter of 2012 decreased three percentage points from the first quarter of 2011, primarily driven by unfavorable product mix.

Selling, General and Administrative (SG&A)

	Three Months Ended			Q1 2012 % Change From
	March 31, 2012	December 31, 2011	March 26, 2011	Q4 2011	Q1 2011
	(Dollars in thousands)
SG&A expense	$49,626	$36,556	$49,340	36%	1%
% of net sales	15%	13%	12%

SG&A expense includes compensation and benefits for corporate, financial, marketing, sales, administrative personnel, and professional service fees. Also included are expenses for rents, utilities, and depreciation and amortization related to the assets utilized by these functions.

First quarter 2012 SG&A expense increased 36%, or $13.1 million, from the fourth quarter of 2011 primarily as a result of two non-recurring fourth quarter 2011 benefits of $6.7 million for the sale of the Voumard manufacturing facility in Switzerland and $5.6 million for the attorney’s fees and other costs awarded to Novellus by the California Superior Court after litigation with Linear Technology Corporation. First quarter SG&A expense was flat compared with the same period in the prior year.

Research and Development (R&D)

	Three Months Ended			Q1 2012 % Change From
	March 31, 2012	December 31, 2011	March 26, 2011	Q4 2011	Q1 2011
	(Dollars in thousands)
R&D expense	$49,149	$44,162	$46,721	11%	5%
% of net sales	15%	16%	11%

R&D expense includes compensation and benefits for R&D personnel, project materials, chemicals, and other direct expenses incurred in product and technology development. Also included are expenses for depreciation, rent, utilities, and equipment repairs and maintenance. Our investments in R&D over the past several years reflect our commitment to the continuous improvement of our current product lines and the development of new products and technologies. We believe that investment in R&D is required to remain competitive, and we plan to continue to invest in new products and the enhancement of our current product lines.

First quarter 2012 R&D expense increased 11%, or $5.0 million, compared with the fourth quarter of 2011, and 5%, or $2.4 million, compared with the fourth quarter of 2011, primarily due to overall increases in targeted R&D spending, including increases in headcount.

Income Taxes

	Three Months Ended
	March 31, 2012	December 31, 2011	March 26, 2011
	(Dollars in thousands)
Provision for income taxes	$6,599	$8,254	$16,395
% of income before income taxes	13%	18%	15%

As a result of our global business structure, we expect to achieve tax rates lower than current federal rates in periods of profitability as we benefit from a geographical mix of income at lower tax rates. Likewise, in periods of operating losses, these losses may accumulate in lower-tax-rate jurisdictions, which could have an adverse impact on our tax rate. The income tax provision for the first quarter of 2012 was computed based on our annual forecast of profit and losses by jurisdiction for fiscal year 2012.

The decrease in our first-quarter effective tax rate compared to our effective tax rate for the fourth quarter of 2011 and the first quarter of 2011 was primarily driven by the mix of earnings by jurisdiction, which resulted in a lower forecasted annual rate. The effective tax rate for the first three months of 2012 was relatively constant compared to the same prior-year period.

With certain exceptions, we are no longer subject to state income tax examinations by tax authorities for years prior to 2008. We believe that adequate accruals have been provided for any potential adjustments that may result from current examinations by state tax authorities. As of December 31, 2011, our income tax refunds claimed in amended federal returns filed for the tax years ended December 31, 2006 and 2007 were under review by the Internal Revenue Service (IRS). In the first quarter of 2012, the IRS added our 2008 amended income tax return to its review. We believe that the IRS review of 2006 to 2008 amended income tax returns will be finalized concurrently. As it concerns federal and other tax jurisdictions and tax periods, it is reasonably possible that our total unrecognized tax benefits could increase or decrease over the next twelve months as we may be subject to either examination by tax authorities or a lapse in statute of limitations. Currently, it is not possible to estimate the amount of any increase or decrease in unrecognized tax benefits.

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

We believe that our financial resources will be sufficient to meet our working capital needs through the next 12 months. As of March 31, 2012, we do not have significant commitments for capital expenditures.

Cash, Cash Equivalents and Short-Term Investments

	March 31, 2012	December 31, 2011	Change
	(In thousands)
Cash and cash equivalents	$343,974	$524,901	$(180,927)
Short-term investments	669,997	393,837	276,160

Total cash, cash equivalents, and short-term investments	$1,013,971	$918,738	$95,233

The increase of $95.2 million in total cash, cash equivalents, and short-term investments during the first three months of 2012 was primarily the result of $32.8 million of cash generated from operations and net proceeds of $61.9 million from the issuance of common stock pursuant to employee stock compensation plans.

Restricted Cash, Cash Equivalents and Long-Term Investments

	March 31, 2012	December 31, 2011	Change
	(In thousands)
Restricted cash and cash equivalents	$122,309	$123,150	$(841)
Long-term investments	46,469	42,891	3,578

Total restricted cash, cash equivalents, and long-term investments	$168,778	$166,041	$2,737

Restricted cash and cash equivalents are primarily money market funds and Euro-denominated time-based deposits held to secure our Euro-denominated debt obligation. The decrease of $0.8 million in Restricted cash and cash equivalents from December 31, 2011 was driven by fluctuations in the exchange rate of our Euro-denominated debt. The increase in Long-term investments of $3.6 million is due primarily to the purchase of $5.0 million in equity investments offset by the sale of $1.5 million in auction-rate securities during the quarter. The outstanding amount under the Euro-denominated debt obligation was paid in full on April 27, 2012.

Accounts Receivable, Net

	March 31, 2012	December 31, 2011	Change
	(Dollars in thousands)
Accounts receivable, net	$226,763	$188,422	$38,341
Quarterly days sales outstanding (DSO)	62	60	2

Accounts receivable, net increased $38.3 million, or 20%, compared with December 31, 2011 and is consistent with the increase in shipments in the first quarter of 2012 compared to the fourth quarter of 2011 of 15%. Quarterly DSO increased by 2 days due to the timing of shipments accompanied by certain customers with longer payment terms.

Inventories

	March 31, 2012	December 31, 2011	Change
	(Dollars in thousands)
Inventories	$225,838	$213,869	$11,969
Annualized inventory turns	3.1	2.5	0.6

Inventories increased $12.0 million, or 6%, compared with December 31, 2011, including an increase of $4.4 million at IAG as well as an increase of $7.6 million in our Semiconductor Group. These increases are primarily due to inventory management in response to increased demand. Within inventories, there was an increase of $3.4 million in finished goods inventory in the first quarter of 2012 for systems held at customer locations for customer evaluation of recently developed products.

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

In accordance with the indenture governing our Senior Convertible Notes, on March 30, 2012 we notified the registered holders of our Senior Convertible Notes of the opening of the conversion window and their conversion rights in connection with the proposed merger with Lam Research Corporation. Accordingly, the carrying amount of Senior Convertible Notes has been reclassified from noncurrent to current liabilities in our balance sheet. The excess of the amount of cash payable, if converted, over the carrying amount of the notes has been reclassified from permanent to temporary equity. Should the proposed merger not be completed or when the conversion period closes, 35 days after the completion of the proposed merger, all notes not converted will be reclassified back to noncurrent liabilities and the temporary equity will be reclassified back to permanent equity. As of the issuance date of this financial statement, no holder has exercised their option to convert. See additional disclosures relating to our Senior Convertible Notes in Note 3 to the Condensed Consolidated Financial Statements.

On June 17, 2009, we entered into a Euro-denominated credit agreement (the “Agreement”). The Agreement, as amended most recently on May 12, 2011, provided a secured credit line with an aggregate committed maximum amount of 80 million Euros. The terms provided for an interest rate of Euro Interbank Offered Rate (EURIBOR) plus 50 basis points with amounts outstanding due and payable on or before May 3, 2014. As of March 31, 2012 and December 31, 2011, we had 79.5 million Euros outstanding under the Agreement, equivalent to $105.8 million and $102.9 million as of such dates, respectively, at an effective interest rate of 0.86% and 1.52%, respectively. The Agreement was secured by deposits in money-market funds and Euro-denominated, time-based deposits of a minimum of 105% of the outstanding balance. Amounts used to secure the debt were included within Non-current restricted cash and cash equivalents on our Condensed Consolidated Balance Sheet. The Agreement contained customary affirmative covenants, representations, warranties, events of default, limited negative covenants, and financial covenants which were subject to various exceptions and qualifications. We were in compliance with these covenants as of March 31, 2012. The outstanding amount under the Agreement was paid in full on April 27, 2012.

We have an aggregate amount of $32.9 million available under short-term credit facilities with various financial institutions. As of March 31, 2012, $7.9 million of our credit facilities were pledged against outstanding letters of credit and the remainder was unutilized.

Stock Repurchases

In October 2011, our Board of Directors authorized $500.0 million for repurchases of our outstanding common stock under a stock repurchase plan through December 2014. As of March 31, 2012, we had $500.0 million available for stock repurchases under the plan. We did not repurchase any of our common stock outstanding during the first quarter of 2012. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending. During the three months ended March 26, 2011, 5.1 million shares were repurchased for $200.1 million at a weighted average purchase price of $39.37 per share under the plan with previous Board authorizations that expired in October, 2011.

We withhold shares released under our stock incentive plan to pay the minimum statutory required amount for income taxes on behalf of grantees under this plan. The amount withheld was $1.4 million and $0.3 million for the three months ended March 31, 2012 and March 26, 2011, respectively. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Novellus, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our exposure related to market risk has not changed materially since December 31, 2011.

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

Attorneys for the parties in the four actions filed in the State Court have agreed, and the State Court has ordered, that these actions be consolidated into one action titled In re Novellus Systems, Inc. litigation (the “State Action”). On February 10, 2012, the Superior Court appointed LMPERS as lead plaintiff.

On January 5, 2012, a purported class action lawsuit was filed in the United States District Court (“Federal Court”) by Sunil Nagpal, an alleged Novellus shareholder, who seeks to represent the same purported class (the “Nagpal action”). The complaint in the Nagpal action names as defendants the same parties as the complaints in the Resing, LMPERS, and Ramsay actions, as well as one former Novellus director, and the allegations and relief sought in this complaint are largely similar to the allegations and relief sought in each of the preceding complaints. On February 17, 2012, counsel for Mr. Nagpal filed a separate purported class action in Federal Court (the “Tessitore action”), asserting the same claims as the Nagpal Action and adding a claim that the individual defendants and Novellus violated Section 14(a) of the Exchange Act and SEC Rule 14a-9 (the Nagpal action and the Tessitore action are collectively referred to as the “Federal Actions”).

On May 4, 2012, Novellus, Lam Research, and the Merger subsidiary entered into a memorandum of understanding (“MOU”) to settle both the State Action and the Federal Actions. Pursuant to the MOU, Novellus, Lam Research, and the Merger subsidiary agreed to resolve disputed legal claims and to make certain additional disclosures regarding the proposed Merger of the Merger subsidiary and Novellus, as set forth in the Current Report on Form 8-K filed with the SEC on May 4, 2012.

The MOU is expected to be memorialized in a stipulation of settlement, which will be subject to customary terms and conditions, including court approval, and will include an agreement by the plaintiffs in each of the State and Federal Actions, on behalf of a class of Novellus shareholders, to provide a release of claims of Novellus shareholders against Novellus, Lam Research, the Merger subsidiary, and their respective officers and directors. In addition, the parties have agreed that, prior to the completion of the Merger, Novellus will not be responsible for the payment of any amounts in connection with the settlement.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to the Merger with Lam Research

The Merger is subject to the receipt of consents and clearances from domestic and foreign regulatory authorities who may impose conditions that could have an adverse effect on Lam Research, Novellus or the combined company or that, if not obtained, could prevent completion of the Merger.

On December 14, 2011, we announced the execution of the Merger Agreement with Lam Research. Before the Merger may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws and various approvals or consents must be obtained from regulatory entities. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider the effect of the Merger on competition within their relevant jurisdiction. The terms and conditions of any approvals that are granted may impose requirements, limitations, or costs or place restrictions on the conduct of the combined company’s business. The Merger Agreement may require us and/or Lam Research to comply with conditions imposed by regulatory entities and, in certain circumstances, either company may refuse to carry out the Merger on the basis of those regulatory conditions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger. In addition, neither we nor Lam Research can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger. On January 13, 2012, Novellus filed its notification under the HSR Act. On January 26, 2012, Lam Research filed its notification under the HSR Act. In addition, Lam Research and Novellus have submitted notifications with competition authorities in Germany, Korea, Taiwan, and China. On February 3, 2012, Lam Research and Novellus were granted early termination of the waiting period under the HSR Act. On February 6, 2012, the Korean antitrust authority informed Lam Research and Novellus that it had approved the Merger. On February 14, 2012, the German antitrust authority granted clearance for the Merger. On March 5, 2012, the Taiwanese antitrust authority granted clearance for the Merger.

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

We will incur significant Merger transaction costs, including legal, accounting, financial advisory, filing, printing and other costs relating to the Merger. If the Merger is not completed, depending upon the reasons for not completing the Merger, including whether we have received or entered into a competing takeover proposal, we may be required to pay Lam Research a termination fee of $80.0 million or $120.0 million depending on the termination event. The payment of a termination fee could materially impair our financial performance and results.

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

In addition, we have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process could result in:

•	diversion of the attention of management; and

•	the disruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures and policies;

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

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage and facilitate competing third-party proposals for the acquisition of our stock assets. Further, even if the Board of Directors withdraws or qualifies its recommendation with respect to the Merger, we will still be required to submit each of the Merger-related proposals to a vote at our special meeting, unless the Merger Agreement is earlier terminated. In addition, the other party generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposals before the Board of Directors of the company that has received a third-party proposal may withdraw or qualify its recommendation with respect to the Merger. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we may be required to pay Lam Research a termination fee of $120.0 million. In addition, if we breach the Merger Agreement’s covenant on non-solicitation and the Merger Agreement is terminated on this basis, we may be required to pay Lam Research a termination fee of $80.0 million.

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger. These provisions might also result in a potential third-party acquiror proposing to pay a lower price to the shareholders than it might otherwise have proposed to pay because of the added expense of the $120.0 million or $80.0 million termination fee that may become payable in certain circumstances.

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

Our Board of Directors was aware of these interests at the time it approved the Merger and the transactions contemplated by the Merger Agreement. These interests may cause our directors and executive officers to view the Merger proposal differently and more favorably than our shareholders may view it.

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

We experienced a decline in net orders during the second and third quarters of 2011, followed by increases in the fourth quarter of 2011 and the first quarter of 2012. We could experience declines in net orders in the future, and, if so, our net sales and operating results could be adversely affected. Over the past several years, we have implemented reductions in workforce, consolidations of our manufacturing operations, and other cost reduction actions to align our business with then current industry and economic conditions. Future restructurings or other cost reduction actions may be required, which may have an adverse impact on our results of operations and our ability to capitalize on opportunities in a market recovery.

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

Rapid technological change in the semiconductor industry requires substantial R&D expenditures and responsiveness to customer needs.

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

Our global operations require us to comply with a number of United States and international regulations. In particular, we must comply with the Foreign Corrupt Practices Act (FCPA), which prohibits companies from providing anything of value to a foreign official or agent for the purposes of influencing any act or decision of these foreign officials in their official capacity, for instance, to obtain new business or an unfair advantage or to retain ongoing business. Failure to comply with the FCPA could potentially result in penalties or restrictions on our ability to conduct business in certain global jurisdictions. These penalties and restrictions could adversely affect our results of operations or financial condition.

We are exposed to risks associated with outsourcing activities and cloud computing, which could result in supply shortages or a reduction of our control over the performance of these outsourced services that may affect our ability to meet customer demands.

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

We also outsource certain services to service providers. Some of these outsourced service providers employ hosted software applications known as “cloud computing” technology. Cloud computing is an information technology hosting and delivery system in which data is stored outside of the user’s physical infrastructure and is delivered to and used by the user as an internet based application service. These providers’ cloud computing systems may be susceptible to intentional cyber attacks that are outside of our control. If we do not effectively manage and communicate our strategies with our outsourced service providers, or if they do not perform as required or do not protect our data from cyber-attack related incidences, we may experience operational difficulties which may adversely affect our business, financial condition, and results of operations.

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

Our investment portfolio includes corporate and government securities, auction-rate securities, money market funds, and other types of debt securities. A decline in the capital and financial markets could adversely affect their market values and liquidity. For example, as of March 31, 2012, we held $41.5 million of auction-rate securities, net of $5.9 million in temporary impairment. Our auction-rate securities are tax-exempt, with underlying assets that are either student loans substantially backed by the federal government or closed-end municipal bond funds. Due to auction failures for these securities, we will not have access to these funds until (i) future auctions are successful, (ii) the securities are called by the issuer, (iii) we sell the securities in a secondary market, or (iv) the underlying notes mature and are repaid. Currently, there are no active secondary markets for these securities. If current market conditions do not improve, additional temporary and other-than-temporary impairment charges could occur in future periods which would reduce the value of our investments and could negatively affect our results of operations.

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

We are also subject to regular examination of our tax returns by the IRS and other tax authorities, including state revenue agencies and foreign governments. The IRS and other tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. We could face significant future challenges on these transfer pricing issues in one or more jurisdictions.

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

In accordance with the indenture governing our Senior Convertible Notes, on March 30, 2012 we notified the registered holders of our Senior Convertible Notes of the opening of the conversion window and the conversion rights in connection with the proposed merger with Lam Research Corporation. Accordingly, the carrying amount of Senior Convertible Notes has been reclassified from noncurrent to current liabilities in our balance sheet. The excess of the amount of cash payable, if converted, over the carrying amount of the notes has been reclassified from permanent to temporary equity. Should the proposed merger not be completed or when the conversion period closes, 35 days after the completion of the proposed merger, all notes not converted will be reclassified back to noncurrent liabilities and the temporary equity will be reclassified back to permanent equity. As of the issuance date of this financial statement, no holder has exercised the option to convert. See additional disclosures relating to our Senior Convertible Notes in Note 3 to the Condensed Consolidated Financial Statements.

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

We did not repurchase any of our common stock outstanding during the first quarter of 2012. There was $500.0 million available for repurchase under our board authorized program as of March 31, 2012. The Merger Agreement prohibits us from redeeming, purchasing, or otherwise acquiring our own stock. As a result, we will not repurchase additional shares of our common stock pursuant to our board-authorized repurchase program while the Merger remains pending.

For the three months ended March 31, 2012 we withheld 30,505 shares, with a value of $1.4 million, through net share settlements upon the vesting of restricted stock awards. For the majority of restricted stock awards granted, the number of shares issued on the date the restricted stock awards vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The price paid per share withheld is the closing price on NASDAQ on the date of vesting. These withheld shares are not included as common stock repurchases under our authorized stock repurchase program.

ITEM 6:	EXHIBITS

(a) Exhibits

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 7, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 7, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 7, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 7, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELLUS SYSTEMS, INC.

By:	/s/ John D. Hertz
John D. Hertz
Vice President and Chief Financial Officer
(Principal Financial Officer)
May 7, 2012

EXHIBIT INDEX

31.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 7, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 7, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard S. Hill, Chairman of the Board of Directors and Chief Executive Officer of Novellus Systems, Inc. dated May 7, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John D. Hertz, Vice President and Chief Financial Officer of Novellus Systems, Inc. dated May 7, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document